Form 10-Q
period 2021-06-30
Jackson Financial Inc.
filed 2021-09-20
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40274

Jackson Financial Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0486152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Corporate Way, Lansing, Michigan	48951
(Address of principal executive offices)	(Zip Code)
(517
)
381-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	JXN	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of September 16, 2021, there were

93,099,859

shares of the registrant’s Class A common stock, $0.01 par value, outstanding. As of September 16, 2021, there were
1,364,484

shares of the registrant’s Class B common stock, $0.01
par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Investments:
Debt Securities, available for sale, net of allowance for credit losses of $6.8 and $13.6 at June 30, 2021 and December 31, 2020, respectively (amortized cost: 2021 $49,453.2; 2020 $54,141.0)	$52,472.6	$59,075.0
Debt Securities, at fair value under fair value option	1,433.5	1,276.7
Debt Securities, trading, at fair value	114.7	105.7
Equity securities, at fair value	239.3	193.1
Mortgage loans, net of allowance for credit losses of $135.3 and $179.2 at June 30, 2021 and December 31, 2020, respectively	11,649.1	10,727.5
Policy loans (including $3,537.8 and $3,454.2 at fair value under the fair value option at June 30, 2021 and December 31, 2020, respectively)	4,581.1	4,523.5
Freestanding derivative instruments	1,482.9	2,219.8
Other invested assets	2,763.1	2,366.7

Total investments	74,736.3	80,488.0
Cash and cash equivalents	1,534.6	2,018.7
Accrued investment income	519.2	557.9
Deferred acquisition costs	13,813.3	13,897.0
Reinsurance recoverable, net of allowance for credit losses of $12.5 and $12.6 at June 30, 2021 and December 31, 2020, respectively	34,246.7	35,269.5
Deferred income taxes, net	892.5	1,057.8
Other assets	1,108.7	1,103.7
Separate account assets	239,806.1	219,062.9

Total assets	$366,657.4	$353,455.5
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$17,561.1	$21,490.1
Other contract holder funds	60,897.8	64,538.4
Funds withheld payable under reinsurance treaties (including $3,708.6 and $3,626.5 at fair value under the fair value option at June 30, 2021 and December 31, 2020, respectively)	30,321.8	31,971.5
Debt	317.7	322.0
Securities lending payable	23.5	13.3
Freestanding derivative instruments	55.2	56.4
Other liabilities	6,684.6	6,078.7
Separate account liabilities	239,806.1	219,062.9

Total liabilities	355,667.8	343,533.3

Commitments, Contingencies, and Guarantees (Note 14)
Equity
Common stock, (i) Class A common stock 900,000,000 shares authorized, $0.01 par value per share and 93,099,859 shares issued and outstanding at both June 30, 2021 and December 31, 2020, respectively and (ii) Class B common stock 100,000,000 shares authorized, $0.01 par value per share and 1,364,484 shares issued and outstanding at both June 30, 2021 and December 31, 2020, respectively (See Note 18)	0.9	0.9
Additional paid-in capital	5,926.9	5,926.9
Shares held in trust	(4.3)	(4.3)
Equity compensation reserve	8.5	7.7
Accumulated other comprehensive income, net of tax expense of $370.0 in 2021 and $765.9 in 2020	2,390.2	3,820.6
Retained earnings	2,068.3	(323.2)

Total stockholders’ equity	10,390.5	9,428.6
Noncontrolling interests	599.1	493.6

Total equity	10,989.6	9,922.2

Total liabilities and equity	$366,657.4	$353,455.5

See notes to condensed consolidated financial statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Fee income	$1,895.6	$1,563.2	$3,711.6	$3,181.4
Premium	30.7	20.9	65.2	87.5
Net investment income	795.9	436.4	1,723.6	1,224.2
Net gains (losses) on derivatives and investments	(2,520.7)	(4,371.3)	184.9	(2,012.9)
Other income	30.4	17.9	53.6	14.1

Total revenues	231.9	(2,332.9)	5,738.9	2,494.3

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	210.3	(140.9)	493.0	847.2
Interest credited on other contract holder funds, net of deferrals	217.5	342.9	440.0	749.0
Interest expense	6.6	31.4	12.7	73.2
Operating costs and other expenses, net of deferrals	599.6	(729.2)	1,197.9	(206.1)
Cost of reinsurance	—	2,513.9	—	2,513.9
Amortization of deferred acquisition and sales inducement costs	(263.7)	(731.0)	548.3	313.0

Total benefits and expenses	770.3	1,287.1	2,691.9	4,290.2

Pretax income (loss) before noncontrolling interests	(538.4)	(3,620.0)	3,047.0	(1,795.9)
Income tax expense (benefit)	(54.5)	(457.0)	531.1	(423.8)

Net income (loss)	(483.9)	(3,163.0)	2,515.9	(1,372.1)
Less: Net income (loss) attributable to noncontrolling interests	$56.1	$(53.7)	$124.4	$(59.5)

Net income (loss) attributable to Jackson Financial Inc.	$(540.0)	$(3,109.3)	$2,391.5	$(1,312.6)

Earnings per share
Basic	$(5.72)	$(69.98)	$25.32	$(31.75)
Diluted	$(5.72)	$(69.98)	$25.32	$(31.75)
See notes to condensed consolidated financial statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(483.9)	$(3,163.0)	$2,515.9	$(1,372.1)

Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on securities not impaired (net of tax expense (benefit) of: $292.4 and $528.3 for the three months ended June 30, 2021 and 2020, respectively, and $(343.7) and $423.4 for the six months ended June 30, 2021 and 2020, respectively	1,062.9	1,987.5	(1,240.8)	1,592.8
Change in unrealized gains (losses) on securities for which an allowance for credit losses has been recorded (net of tax expense (benefit) of: nil and $0.2 for the three months ended June 30, 2021 and 2020, respectively, and $0.6 and $1.0 for the six months ended June 30, 2021 and 2020, respectively)	(0.1)	0.7	2.2	3.9
Reclassification adjustment for gains (losses) included in net income (loss) (net of tax expense (benefit) of: $(32.4) and $(138.7) for the three months ended June 30, 2021, respectively, and 2020, and $(52.8) and $(149.9) for the six months ended June 30, 2021 and 2020, respectively)	(115.1)	(521.8)	(191.8)	(564.0)

Total other comprehensive income (loss)	947.7	1,466.4	(1,430.4)	1,032.7

Comprehensive income (loss)	463.8	(1,696.6)	1,085.5	(339.4)
Less: Comprehensive income (loss) attributable to noncontrolling interests	56.1	(53.7)	124.4	(59.5)

Comprehensive income (loss) attributable to Jackson Financial Inc.	$407.7	$(1,642.9)	$961.1	$(279.9)

See notes to condensed consolidated financial statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Shares Held In Trust	Equity Compensation Reserve	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balances as of March 31, 2021	$0.9	$5,926.9	$(4.3)	$9.6	$1,442.5	$2,608.3	$9,983.9	$584.6	$10,568.5
Net income (loss)	—	—	—	—	—	(540.0)	(540.0)	56.1	(483.9)
Change in unrealized investment gains and losses, net of tax	—	—	—	—	947.7	—	947.7	—	947.7
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	(41.6)	(41.6)
Reserve for equity compensation plans	—	—	—	(1.1)	—	—	(1.1)	—	(1.1)

Balances as of June 30, 2021	$0.9	$5,926.9	$(4.3)	$8.5	$2,390.2	$2,068.3	$10,390.5	$599.1	$10,989.6

	Common Stock	Additional Paid-In Capital	Shares Held In Trust	Equity Compensation Reserve	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholder’s Equity	Non- Controlling Interests	Total Equity
Balances as of March 31, 2020	$0.4	$3,077.4	$(4.3)	$0.5	$1,963.0	$3,117.0	$8,154.0	$492.8	$8,646.8
Net income (loss)	—	—	—	—	—	(3,109.3)	(3,109.3)	(53.7)	(3,163.0)
Change in unrealized investment gains and losses, net of tax	—	—	—	—	1,466.4	—	1,466.4	—	1,466.4
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	(0.8)	(0.8)
Common stock issuance - debt restructure	0.4	2,349.6	—	—	—	—	2,350.0	—	2,350.0
Change in accounting principle, net of tax	—	—	—	—	—	(2.5)	(2.5)	—	(2.5)

Balances as of June 30, 2020	$0.8	$5,427.0	$(4.3)	$0.5	$3,429.4	$5.2	$8,858.6	$438.3	$9,296.9

	Common Stock	Additional Paid-In Capital	Shares Held In Trust	Equity Compensation Reserve	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balances as of December 31, 2020	$0.9	$5,926.9	$(4.3)	$7.7	$3,820.6	$(323.2)	$9,428.6	$493.6	$9,922.2
Net income (loss)	—	—	—	—	—	2,391.5	2,391.5	124.4	2,515.9
Change in unrealized investment gains and losses, net of tax	—	—	—	—	(1,430.4)	—	(1,430.4)	—	(1,430.4)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	(18.9)	(18.9)
Reserve for equity compensation plans	—	—	—	0.8	—	—	0.8	—	0.8

Balances as of June 30, 2021	$0.9	$5,926.9	$(4.3)	$8.5	$2,390.2	$2,068.3	$10,390.5	$599.1	$10,989.6

	Common Stock	Additional Paid-In Capital	Shares Held In Trust	Equity Compensation Reserve	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholder’s Equity	Non- Controlling Interests	Total Equity
Balances as of December 31, 2019	$0.4	$3,077.4	$(4.3)	$0.5	$2,396.7	$1,365.8	$6,836.5	$484.1	$7,320.6
Net income (loss)	—	—	—	—	—	(1,312.6)	(1,312.6)	(59.5)	(1,372.1)
Change in unrealized investment gains and losses, net of tax	—	—	—	—	1,032.7	—	1,032.7	—	1,032.7
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	13.7	13.7
Common stock issuance - debt restructure	0.4	2,349.6	—	—	—	—	2,350.0	—	2,350.0
Change in accounting principle, net of tax	—	—	—	—	—	(48.0)	(48.0)	—	(48.0)

Balances as of June 30, 2020	$0.8	$5,427.0	$(4.3)	$0.5	$3,429.4	$5.2	$8,858.6	$438.3	$9,296.9

See notes to condensed consolidated financial statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:

Net income (loss)	$2,515.9	$(1,372.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	(167.5)	(161.2)
Net losses (gains) on derivatives	112.9	3,342.8
Net losses (gains) on funds withheld reinsurance	(130.3)	(1,168.7)
Interest credited on other contract holder funds, gross	440.0	751.6
Mortality, expense and surrender charges	(280.0)	(308.7)
Amortization of discount and premium on investments	27.1	16.8
Deferred income tax expense (benefit)	562.5	(448.6)
Share-based compensation	—	—
Cash received (paid to) from reinsurance transaction	—	(31.7)

Change in:

Accrued investment income	38.8	17.8
Deferred acquisition costs and sales inducements	148.4	(269.4)
Other assets and liabilities, net	(1,120.4)	1,033.0

Net cash provided by (used in) operating activities	2,147.4	1,401.6

Cash flows from investing activities:

Sales, maturities and repayments of:

Debt securities	10,325.4	17,412.7
Equity securities	24.5	24.8
Mortgage loans	681.7	792.5
Purchases of:
Debt securities	(5,501.6)	(17,020.0)
Equity securities	(51.4)	(16.1)
Mortgage loans	(1,556.5)	(689.8)
Settlements related to derivatives and collateral on investments	(2,947.7)	2,302.2
Other investing activities	(394.4)	2,430.3

Net cash provided by (used in) investing activities	580.0	5,236.6

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	9,758.5	10,008.8
Withdrawals	(15,184.1)	(11,224.4)
Net transfers to separate accounts	1,191.3	1,790.5
Net proceeds from (payments on) borrowings	1,157.1	—
Net proceeds from (payments on) Federal Home Loan Bank notes	(130.0)	(300.1)
Net proceeds from (payments on) borrowings	(4.3)	(36.5)

Net cash provided by (used in) financing activities	(3,211.5)	238.3

Net increase (decrease) in cash and cash equivalents	$(484.1)	$6,876.5

Cash and cash equivalents, beginning of period	2,018.7	1,934.5

Total cash and cash equivalents, end of period	$1,534.6	$8,811.0

Supplemental cash flow information
Income taxes paid	$34.1	$38.9
Interest paid	$10.0	$47.7

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$116.6	$193.5
Other invested assets acquired from stock splits and stock distributions	$98.8	$4.1
See notes to condensed consolidated financial statements.

Jackson Financial Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation
Jackson Financial Inc. (“Jackson Financial”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life in the United States (“U.S.”). Jackson Financial, domiciled in the U.S., was, as of June 30, 2021, a majority-owned subsidiary of Prudential plc (“Prudential”), London, England and was the holding company for Prudential’s U.S. operations. As described below under “Other,” the Company’s demerger from Prudential was completed on September 13, 2021 (“Demerger”), and the Company is no longer a majority-owned subsidiary of Prudential.
Jackson Financial’s primary life insurance subsidiary, Jackson National Life Insurance Company and its insurance subsidiaries (“Jackson”), is licensed to sell group and individual annuity products (including immediate, index linked, deferred fixed, and variable annuities), and individual life insurance products, including variable universal life, in all 50 states and the District of Columbia. Jackson also participates in the institutional products market through the issuance of guaranteed investment contracts (“GICs”), funding agreements and medium term note funding agreements. In addition to Jackson, Jackson Financial’s primary operating subsidiaries are as follows:

•
PPM Holdings, Inc. (“PPM”), is the Company’s investment management operation that manages the life insurance companies’ general account investment funds. PPM also provides investment services to other affiliated and unaffiliated institutional clients.

•	Brooke Life Insurance Company (“Brooke Life”), Jackson’s direct parent, is a life insurance company licensed to sell life insurance and annuity products in the state of Michigan.
Other subsidiaries, which are wholly owned by Jackson, consist of the following:

•
Life insurers: Jackson National Life Insurance Company of New York (“JNY”), Squire Reassurance Company LLC (“Squire Re”), Squire Reassurance Company II, Inc. (“Squire Re II”), VFL International Life Company SPC, LTD and Jackson National Life (Bermuda) LTD;

•	Broker-dealer, investment management and investment advisor subsidiaries: Jackson National Life Distributors, LLC; Jackson National Asset Management, LLC (“JNAM”);

•	PGDS (US One) LLC (“PGDS”), which provides certain services to the Company and certain affiliates; and

•	Other insignificant wholly owned subsidiaries.
The condensed consolidated financial statements also include other insignificant partnerships, limited liability companies (“LLCs”) and variable interest entities (“VIEs”) in which the Company is deemed the primary beneficiary.
Other
On August 6, 2021, the registration statement on Form 10 of the Company’s Class A common stock, par value
$0.01
per share, filed with the U.S. Securities and Exchange Commission (the “SEC”), became effective under the Securities Exchange Act of 1934, as amended. We refer to that effective Form 10 registration as the “Form 10.” The Demerger transaction described in the Form 10 was consummated on September 13, 2021. Post-demerger, Prudential retained a
19.9
percent remaining interest in the Company.
On September 9, 2021, the Company effected a

1
04,9
60.3836276-for-1
stock split of its Class A common stock and Class B common stock by way of a reclassification of its Class A common stock and Class B common stock (the “stock split”). The incremental par value of the newly issued shares was recorded with the offset to additional paid-in
capital. All share and earnings per share information presented herein have been retroactively adjusted to reflect the stock split.

On June
18, 2020, the Company’s subsidiary, Jackson, announced that it had entered into a funds withheld coinsurance agreement with Athene Life Re Ltd. (“Athene”) effective June 1, 2020 to reinsure on 100% quota share basis, a block of Jackson’s in-force
fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission.
In addition, we entered into an investment agreement with Athene Life Re Ltd., pursuant to which Athene would invest $500.0 million of capital into the Company in return for a 9.9% voting interest corresponding to a 11.1
% economic interest in the Company. The transaction was completed on July 17, 2020. In August 2020, the Company made a
$500.0

million capital contribution to its subsidiary, Jackson.
We continue to closely monitor developments related to the
COVID-19
pandemic. The
COVID-19
pandemic has caused significant economic and financial turmoil both in the United States and around the world. These conditions could continue and could worsen in the future. The extent to which the
COVID-19
pandemic impacts our business, results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted. The Company implemented business continuity plans that were already in place to ensure the availability of services for our customers, work at home capabilities for our employees, where appropriate, and other ongoing risk management activities. The Company has had employees, as needed or voluntarily, in our offices during this time, as permitted by local and state restrictions. Starting in the third quarter of 2021, the Company is rolling out a broader return to office plan for all employees in waves over the remainder of 2021.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The information contained in the Notes to Consolidated Financial Statements for the year ended December 31, 2020 in the Company’s Form 10, should be read in connection with the reading of these interim unaudited condensed consolidated financial statements.
Certain accounting policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2020 in the Company’s Form 10.
In the opinion of management, these financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. All material inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions about future events that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Significant estimates or assumptions, as further discussed in the notes, include:

1)	Valuation of investments and derivative instruments, including fair values of securities deemed to be in an illiquid market and the determination of when an impairment is necessary;

2)	Assessments as to whether certain entities are variable interest entities, the existence of reconsideration events and the determination of which party, if any, should consolidate the entity;

3)
Assumptions impacting estimated future gross profits, including policyholder behavior, mortality rates, expenses, projected hedging costs, investment returns and policy crediting rates, used in the calculation of amortization of deferred acquisition costs and deferred sales inducements;

4)	Assumptions used in calculating policy reserves and liabilities, including policyholder behavior, mortality rates, expenses, investment returns and policy crediting rates;

5)	Assumptions as to future earnings levels being sufficient to realize deferred tax benefits;

6)	Estimates related to expectations of credit losses on certain financial assets and off balance sheet exposures;

7)
Assumptions and estimates associated with the Company’s tax positions, including an estimate of the dividends received deduction, which impact the amount of recognized tax benefits recorded by the Company;

8)	Value of guaranteed benefits; and,

9)	Value of business acquired, its recoverability and amortization.
These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors deemed appropriate. As facts and circumstances dictate, these estimates and assumptions may be adjusted. Since future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates, including those resulting from continuing changes in the economic environment, will be reflected in the consolidated financial statements in the periods the estimates are changed.

2.	New Accounting Standards
Changes in Accounting Principles – Adopted in Current Year
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-04,
“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new guidance provides optional expedients for applying GAAP to contracts and other transactions affected by reference rate reform, and is effective for contract modifications made between March 12, 2020 and December 31, 2022. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform. The practical expedient allowed by this standard was elected and will be applied prospectively by the Company as reference rate reform unfolds. The contracts modified met the criteria for the practical expedient and therefore had no material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and other transactions through December 31, 2022.
In October 2020, the FASB issued ASU
No. 2020-08,
“Codification Improvements to Subtopic
310-20,
Receivables—Nonrefundable Fees and Other Costs,” which clarifies an entity’s accounting responsibilities related to callable debt securities. Effective January 1, 2021, the Company adopted ASU
2020-08,
which did not have a material impact on the Company’s consolidated financial statements.
On December 18, 2019, FASB issued ASU
No. 2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which includes changes to the accounting for income taxes by eliminating certain exceptions to the approach for intra-period allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendments also simplified other areas including the accounting for franchise taxes and enacted tax laws or rates and clarified the accounting for transactions that result in the step-up
in the tax basis of goodwill. Effective January 1, 2021, the Company adopted ASU
2019-12,
which did not have a material impact on the Company’s consolidated financial statements.
Changes in Accounting Principles – Issued but Not Yet Adopted
In August 2018, the FASB issued ASU
2018-12,
“Targeted Improvements to the Accounting for Long Duration Contracts,” which includes changes to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments in ASU
2018-12
contain four significant changes: 1) for the calculation of the liability for future policy benefits of nonparticipating traditional and limited-payment insurance and reinsurance contracts, cash flow assumptions and discount rates will be required to be updated at least annually; 2) market risk benefits, a new term for certain contracts or features that provide for potential benefits in addition to the account balance which exposes the insurer to other than nominal market risk, will be measured at fair value; 3) deferred acquisition costs (“DAC”) will be amortized on a constant-level basis, independent of profitability; and 4) enhanced disclosures, including quantitative information in rollforwards for balance sheet accounts, as well as information about significant inputs, judgments, assumptions and methods used in measurement will be required. ASU
No. 2018-12
is effective for fiscal years beginning after December 15, 2022, with required retrospective application to January 1, 2021, and early adoption is permitted. The Company has begun its implementation efforts and is currently assessing the impact of the new guidance and does not plan to early adopt. Given the nature and extent of the required changes, the adoption of this standard is expected to have a significant impact on the Company’s consolidated financial statements and disclosures. In addition to

1
0

the initial balance sheet impact upon adoption, the Company also expects a change in the pattern of future profit emergence.

1
1

Subsequent Events
The Company has evaluated events through September 20, 2021, which is the date the condensed consolidated financial statements were available to be issued.

3.	Investments
Investments are comprised primarily of fixed-income securities and loans, primarily publicly-traded corporate and government bonds, asset-backed securities and mortgage loans. Asset-backed securities include mortgage-backed and other structured securities. The Company generates the majority of its general account deposits from interest-sensitive individual annuity contracts, life insurance products and guaranteed investment contracts on which it has committed to pay a declared rate of interest. The Company’s strategy of investing in fixed-income securities and loans aims to ensure matching of the asset yield with the amounts credited to the interest-sensitive liabilities and to earn a stable return on its investments.
Debt Securities
The following table sets forth the composition of the fair value of debt securities at June 30, 2021, classified by rating categories as assigned by nationally recognized statistical rating organizations (“NRSRO”), the National Association of Insurance Commissioners (“NAIC”), or if not rated by such organizations, the Company’s consolidated investment advisor, PPM. The Company uses the second lowest rating by an NRSRO when NRSRO ratings are not equivalent and, for purposes of the table, if not otherwise rated by a NRSRO, the NAIC rating of a security is converted to an equivalent NRSRO-style rating. At June 30, 2021, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $128.2 million.

Investment Rating	Percent of Total Debt Securities Carrying Value June 30, 2021
AAA	16.8%
AA	9.0%
A	29.1%
BBB	39.2%

Investment grade	94.1%

BB	3.3%
B and below	2.6%

Below investment grade	5.9%

Total debt securities	100.0%

At June 30, 2021, based on ratings by NRSROs, of the total carrying value of debt securities in an unrealized loss position, 75% were investment grade, 5% were below investment grade and 20% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 11% of the aggregate gross unrealized losses on available for sale debt securities.
Corporate securities in an unrealized loss position were diversified across industries. As of June 30, 2021, the industries accounting for the largest percentage of unrealized losses included financial services (18% of corporate gross unrealized losses) and consumer goods (16%). The largest unrealized loss related to a single corporate obligor was $16.8 million at June 30, 2021.

1
2

At June 30, 2021 and December 31, 2020, the amortized cost, gross unrealized gains and losses, fair value, and allowance for credit loss (“ACL”) of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

June 30, 2021	Amortized Cost (1)	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,783.9	$—	$88.0	$403.4	$4,468.5
Other government securities	1,510.5	—	152.3	13.8	1,649.0
Public utilities	5,892.8	—	770.0	16.3	6,646.5
Corporate securities	29,717.1	—	2,307.3	179.9	31,844.5
Residential mortgage-backed	770.5	0.8	66.6	1.7	834.6
Commercial mortgage-backed	2,702.2	—	171.0	2.2	2,871.0
Other asset-backed securities	5,624.4	6.0	106.4	18.1	5,706.7

Total debt securities	$51,001.4	$6.8	$3,661.6	$635.4	$54,020.8

December 31, 2020	Amortized Cost (1)	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,078.9	$—	$162.0	$114.9	$5,126.0
Other government securities	1,497.1	—	200.6	0.8	1,696.9
Public utilities	6,270.4	—	1,029.2	1.9	7,297.7
Corporate securities	33,180.3	—	3,301.6	41.9	36,440.0
Residential mortgage-backed	911.7	—	74.4	1.2	984.9
Commercial mortgage-backed	3,077.6	—	248.5	3.5	3,322.6
Other asset-backed securities	5,507.4	13.6	100.2	4.7	5,589.3

Total debt securities	$55,523.4	$13.6	$5,116.5	$168.9	$60,457.4

(1)	Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.
The amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of debt securities at June 30, 2021, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

	Amortized (1) Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Due in 1 year or less	$1,032.4	$—	$19.1	$—	$1,051.5
Due after 1 year through 5 years	8,414.3	—	542.2	18.4	8,938.1
Due after 5 years through 10 years	16,976.7	—	1,111.9	68.9	18,019.7
Due after 10 years through 20 years	5,810.1	—	946.3	169.9	6,586.5
Due after 20 years	9,670.8	—	698.1	356.2	10,012.7
Residential mortgage-backed	770.5	0.8	66.6	1.7	834.6
Commercial mortgage-backed	2,702.2	—	171.0	2.2	2,871.0
Other asset-backed securities	5,624.4	6.0	106.4	18.1	5,706.7

Total	$51,001.4	$6.8	$3,661.6	$635.4	$54,020.8

(1)	Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.
Securities with a carrying value of $115.7 million and $123.4 million at June 30, 2021 and December 31, 2020, respectively, were on deposit with regulatory authorities, as required by law in various states in which business is conducted.

1
3

Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither explicitly nor implicitly guaranteed by U.S. government agencies
(“non-agency
RMBS”). The Company’s
non-agency
RMBS include investments in securities backed by prime,
Alt-A,
and subprime loans as follows (in millions):

June 30, 2021	Amortized Cost (1)	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Prime	$248.2	$0.7	$14.0	$1.0	$260.5
Alt-A	108.2	0.1	25.7	0.2	133.6
Subprime	49.4	—	14.9	—	64.3

Total non-agency RMBS	$405.8	$0.8	$54.6	$1.2	$458.4

December 31, 2020	Amortized Cost (1)	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Prime	$287.4	$—	$17.1	$0.7	$303.8
Alt-A	122.9	—	25.6	0.3	148.2
Subprime	61.0	—	13.9	0.2	74.7

Total non-agency RMBS	$471.3	$—	$56.6	$1.2	$526.7

(1)	Amortized cost, apart from carrying value for securities carried at fair value under the fair value option and trading securities.
The Company defines its exposure to
non-agency
residential mortgage loans as follows:

•	Prime loan-backed securities are collateralized by mortgage loans made to the highest rated borrowers.

•	Alt-A loan-backed securities are collateralized by mortgage loans made to borrowers who lack credit documentation or necessary requirements to obtain prime borrower rates.

•	Subprime loan-backed securities are collateralized by mortgage loans made to borrowers that have a FICO score of 680 or lower.

1
4

The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	June 30, 2021			December 31, 2020
	Less than 12 months			Less than 12 months
	Gross Unrealized Losses	Fair Value	# of securities	Gross Unrealized Losses	Fair Value	# of securities
U.S. government securities	$403.4	$3,407.2	20	$114.9	$3,944.7	7
Other government securities	13.8	231.0	25	0.8	89.4	7
Public utilities	16.3	436.8	56	1.8	146.5	8
Corporate securities	173.7	4,499.6	438	41.5	1,391.1	161
Residential mortgage-backed	1.6	137.0	78	1.2	35.4	28
Commercial mortgage-backed	2.2	162.5	15	3.2	151.9	13
Other asset-backed securities	10.4	1,150.2	157	1.4	796.4	91

Total temporarily impaired securities	$621.4	$10,024.3	789	$164.8	$6,555.4	315

	12 months or longer			12 months or longer
	Gross Unrealized Losses	Fair Value	# of securities	Gross Unrealized Losses	Fair Value	# of securities
U.S. government securities	$—	$—	—	$—	$—	—
Other government securities	—	—	—	—	—	—
Public utilities	—	0.5	2	—	—	—
Corporate securities	6.2	164.9	23	0.5	2.9	3
Residential mortgage-backed	0.1	3.0	11	—	1.8	4
Commercial mortgage-backed	—	19.9	2	0.3	9.7	1
Other asset-backed securities	7.7	19.3	4	3.3	29.8	4

Total temporarily impaired securities	$14.0	$207.6	42	$4.1	$44.2	12

	Total			Total
	Gross Unrealized Losses	Fair Value	# of securities	Gross Unrealized Losses	Fair Value	# of securities
U.S. government securities	$403.4	$3,407.2	20	$114.9	$3,944.7	7
Other government securities	13.8	231.0	25	0.8	89.4	7
Public utilities	16.3	437.3	58	1.8	146.5	8
Corporate securities (1)	179.9	4,664.5	453	42.0	1,394.0	164
Residential mortgage-backed	1.7	140.0	89	1.2	37.2	32
Commercial mortgage-backed	2.2	182.4	16	3.5	161.6	14
Other asset-backed securities	18.1	1,169.5	161	4.7	826.2	95

Total temporarily impaired securities	$635.4	$10,231.9	822	$168.9	$6,599.6	327

(1)	Certain corporate securities contain multiple lots and fit the criteria of both aging groups.

1
5

Debt securities in an unrealized loss position as of June 30, 2021 did not require an impairment recognized in earnings as the Company did not intend to sell these debt securities, as it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis and the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.
As of June 30, 2021, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk free rates since purchase. The Company performed a detailed analysis of the financial performance of the underlying issues in an unrealized loss position and determined that recovery of the entire amortized cost of each impaired security is expected. In addition, mortgage-backed and asset-backed securities were assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities, and prepayment rates. The Company estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. The forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, and other independent market data. Based upon this assessment of the expected credit losses of the security given the performance of the underlying collateral compared to subordination or other credit enhancement, the Company expects to recover the entire amortized cost of each impaired security.
Evaluation of Available For Sale Debt Securities for Credit Loss
For debt securities in an unrealized loss position, management first assesses whether the Company has the intent to sell, or whether it is more likely than not it will be required to sell the security before the amortized cost basis is fully recovered. If either criteria is met, the amortized cost is written down to fair value through net gains on derivatives and investments as an impairment.
Debt securities in an unrealized loss position for which the Company does not have the intent to sell or is not more likely than not to sell the security before recovery to amortized cost are further evaluated to determine if the cause of the decline in fair value resulted from credit losses or other factors, which includes estimates about the operations of the issuer and future earnings potential.
The credit loss evaluation may consider the extent to which the fair value is below amortized cost; changes in ratings of the security; whether a significant covenant related to the security has been breached; or an issuer has filed or indicated a possibility of filing for bankruptcy, has missed or announced it intends to miss a scheduled interest or principal payment, or has experienced a specific material adverse change that may impair its creditworthiness; judgments about an obligor’s current and projected financial position; an issuer’s current and projected ability to service and repay its debt obligations; the existence of, and realizable value of, any collateral backing the obligations; and the macro-economic and micro-economic outlooks for specific industries and issuers.
In addition to the above, the credit loss review of investments in asset-backed securities includes the review of future estimated cash flows, including expected and stress case scenarios, to identify potential shortfalls in contractual payments. These estimated cash flows are developed using available performance indicators from the underlying assets including current and projected default or delinquency rates, levels of credit enhancement, current subordination levels, vintage, expected loss severity and other relevant characteristics. These estimates reflect a combination of data derived by third parties and internally developed assumptions. Where possible, this data is benchmarked against third-party sources.
For mortgage-backed securities, credit losses are assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral characteristics and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements existing in that structure. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and then projects the remaining cash flows using a number of assumptions, including prepayment timing, default rates and loss severity. Specifically, for prime and
Alt-A
RMBS, the assumed default percentage is dependent on the severity of delinquency status, with foreclosures and real estate owned receiving higher rates, but also includes the currently performing loans.

1
6

These estimates reflect a combination of data derived by third parties and internally developed assumptions. Where possible, this data is benchmarked against other third-party sources. In addition, these estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. When a credit loss is determined to exist and the present value of cash flows expected to be collected is less than the amortized cost of the security, an allowance for credit loss is recorded along with a charge to net gains (losses) on derivatives and investments, limited by the amount that the fair value is less than amortized cost. Any remaining unrealized loss after recording the allowance for credit loss is the non-credit
amount and is recorded to other comprehensive income.
The allowance for credit loss for specific debt securities may be increased or reversed in subsequent periods due to changes in the assessment of the present value of cash flows that are expected to be collected. Any changes to the allowance for credit loss is recorded as a provision for (or reversal of) credit loss expense in net gains (losses) on derivatives and investments.
When all, or a portion, of a security is deemed uncollectible, the uncollectible portion is written-off
with an adjustment to amortized cost and a corresponding reduction to the allowance for credit losses.
Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. No accrued interest was written off during the three and six months ended June 30, 2021 and 2020.
The rollforward of the allowance for credit loss for available for sale securities by sector is as follows (in millions):

Three Months Ended June 30, 2021	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage- backed	Commercial mortgage- backed	Other asset- backed securities	Total
Balance at April 1, 2021	$—	$—	$—	$—	$0.7	$—	$4.2	$4.9
Additions for which credit loss was not previously recorded	—	—	—	—	0.5	—	—	0.5
Changes for securities with previously recorded credit loss	—	—	—	—	(0.4)	—	1.8	1.4
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—

Balance at June 30, 2021 (2)	$—	$—	$—	$—	$0.8	$—	$6.0	$6.8

Three Months Ended June 30, 2020	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage- backed	Commercial mortgage- backed	Other asset- backed securities	Total
Balance at April 1, 2020	$—	$—	$—	$—	$—	$—	$—	$—
Additions for which credit loss was not previously recorded	—	—	—	—	0.3	—	17.2	17.5
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	—	—
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—

Balance at June 30, 2020 (2)	$—	$—	$—	$—	$0.3	$—	$17.2	$17.5

Six Months Ended June 30, 2021	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage- backed	Commercial mortgage- backed	Other asset- backed securities	Total
Balance at January 1, 2021	$—	$—	$—	$—	$—	$—	$13.6	$13.6
Additions for which credit loss was not previously recorded	—	—	—	—	1.2	—	—	1.2
Changes for securities with previously recorded credit loss	—	—	—	—	(0.4)	—	(7.6)	(8.0)
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—

Balance at June 30, 2021 (2)	$—	$—	$—	$—	$0.8	$—	$6.0	$6.8

Six Months Ended June 30, 2020	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage- backed	Commercial mortgage- backed	Other asset- backed securities	Total
Balance at January 1, 2020	$—	$—	$—	$—	$—	$—	$—	$—
Additions for which credit loss was not previously recorded	—	—	—	—	0.3	—	17.2	17.5
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	—	—
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—

Balance at June 30, 2020 (2)	$—	$—	$—	$—	$0.3	$—	$17.2	$17.5

(1)	R e presents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2)
Accrued interest receivable on debt securities totaled $397.2 million and $454.9 million as of June 30, 2021 and 2020, respectively, and was excluded from the estimate of credit losses for the three and six months ended June 30, 2021 and 2020.

Net Investment Income
The sources of net investment income were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Debt securities	$277.2	$404.6	$600.5	$921.9
Equity securities	7.0	1.7	6.6	(13.7)
Mortgage loans	80.3	91.1	162.1	201.7
Policy loans	17.0	17.1	35.7	37.9
Limited partnerships	150.0	(168.8)	392.9	(139.3)
Other investment income	4.6	6.6	8.1	17.7

Total investment income excluding funds withheld assets	536.1	352.3	1,205.9	1,026.2

Net investment income on funds withheld assets (see Note 7)	293.8	144.2	584.9	228.9

Investment expenses:
Derivative trading commission	(0.5)	(1.5)	(1.3)	(3.1)
Depreciation on real estate	(2.0)	(2.8)	(4.8)	(5.5)
Expenses related to consolidated entities (1)	(9.0)	(11.1)	(16.6)	(20.3)
Other investment expenses (2)	(22.5)	(44.7)	(44.5)	(2.0)

Total investment expenses	$(34.0)	$(60.1)	(67.2)	(30.9)

Net investment income	$795.9	$436.4	$1,723.6	$1,224.2

(1)	Includes management fees, administrative fees, legal fees, and other expenses related to the consolidation of certain investments.
(2)
Includes interest expense and market appreciation on deferred compensation; investment software expense, custodial fees, and other bank fees; institutional product issuance related expenses; and other expenses.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $10.3 million and $15.4 million for the three and six months ended June 30, 2021, respectively. Investment income (expense) of $(2.4) million and $36.9 million was recognized on securities carried at fair value recorded through income for the three and six months ended June 30, 2021, respectively.
Unrealized gains (losses) included in investment income that were recognized on equity securities held were $(13.7) million and $(43.6) million for the three and six months ended June 30, 2020, respectively. Investment income (expense) of $(67.0) million and $(91.2) million was recognized on securities carried at fair value recorded through income for the three and six months ended June 30, 2020, respectively.

Net Gains (Losses) on Derivatives and Investments
The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Available-for-sale securities
Realized gains on sale	$95.7	$358.3	$120.8	$420.0
Realized losses on sale	(51.7)	(57.7)	(57.7)	(183.7)
Credit loss income (expense)	(1.4)	0.4	7.2	(17.1)
Gross impairments	—	(1.0)	—	(26.4)
Credit loss income (expense) on mortgage loans	(10.1)	14.6	48.4	(33.9)
Other (1)	(17.5)	(48.8)	48.8	2.3

Net gains (losses) excluding derivatives and funds withheld assets	15.0	265.8	167.5	161.2
Net gains (losses) on derivative instruments (see Note 4)	(1,768.3)	(5,890.5)	(112.9)	(3,342.8)

Net gains (losses) on funds withheld reinsurance treaties (see Note 7)	(767.4)	1,253.4	130.3	1,168.7

Total net gains (losses) on derivatives and investments	$(2,520.7)	$(4,371.3)	$184.9	$(2,012.9)

(1)	Includes the foreign currency gain or loss related to foreign denominated trust instruments supporting funding agreements.
Net gains (losses) on funds withheld reinsurance treaties represents income (loss) from the sale of investments held in segregated funds withheld accounts in support of reinsurance agreements for which Jackson retains legal ownership of the underlying investments. These gains (losses) are increased or decreased by changes in the embedded derivative liability related to the Athene Reinsurance Agreement and also includes (i) changes in the related funds withheld payable, as all economic performance of the investments held in the segregated accounts inure to the benefit of the reinsurers under the respective reinsurance agreements with each reinsurer, and (ii) amortization of the difference between book value and fair value of the investments as of the effective date of the reinsurance agreements with each reinsurer.
The aggregate fair value of securities sold at a loss for the three and six months ended June 30, 2021 was $887.5 million and $1,184.4 million, respectively, which was approximately 94% of book value in both periods, respectively. The aggregate fair value of securities sold at a loss for the three and six months ended June 30, 2020 was $568.7 million and $7,138.7 million, respectively, which was approximately 98% of book value in both periods, respectively.
Proceeds from sales of
available-for-sale
debt securities were $2.8 billion and $13.9 billion during the three months ended June 30, 2021 and 2020, respectively. Proceeds from sales of available-for-sale
debt securities were $5.6 billion and $15.5 billion during the six months ended June 30, 2021 and 2020, respectively.
There are inherent uncertainties in assessing the fair values assigned to the Company’s investments and in determining whether a decline in fair value is other-than-temporary. The Company’s reviews of net present value and fair value involve several criteria including economic conditions, credit loss experience, other issuer-specific developments and estimated future cash flows. These assessments are based on the best available information at the time. Factors such as market liquidity, the widening of bid/ask spreads and a change in the cash flow assumptions can contribute to future price volatility. If actual experience differs negatively from the assumptions and other considerations used in the consolidated financial statements, unrealized losses currently reported in accumulated other comprehensive income may be recognized in the consolidated income statements in future periods.
The Company currently has no intent to sell securities with unrealized losses considered to be temporary until they mature or recover in value and believes that it has the ability to do so. However, if the specific facts and circumstances surrounding an individual security, or the outlook for its industry sector change, the Company may sell the security prior to its maturity or recovery and realize a loss.
Consolidated VIEs
In 2017, the Company funded PPM Loan Holding Management Company, LLC, an affiliated investment entity facilitating the issuance of collateralized loan obligations. The Company concluded that PPM Loan Management Holding Company,

2
0

LLC is a VIE and that the Company is the primary beneficiary as it has the power to direct the most significant activities affecting the performance of the fund as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the fund. In 2020, PPM Loan Holding Management Company, LLC sold the interest in one of the four CLO issuances resulting in the reduction of consolidated assets and liabilities.
The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to PPM Loan Holding Management Company, LLC.
Private Equity Funds III – VII are limited partnership structures that invest the ownership capital in portfolios of various other limited partnership structures. The Company concluded that the Private Equity Funds are VIEs and that the Company is the primary beneficiary as it has the power to direct the most significant activities affecting the performance of the funds as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the funds.
The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to Private Equity Funds III – VII.
In 2018, PPM created and began managing institutional share class mutual funds. Jackson seeds new funds, or new share classes within a fund, when deemed necessary to develop the requisite track record prior to allowing investment by external parties. Jackson may sell its interest in the fund once opened to investment by external parties. The Company concluded that these funds are VIEs and that the Company is the primary beneficiary as it has both the power to direct the most significant activities of the VIE as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
Asset and liability information for the consolidated VIEs included on the condensed consolidated balance sheets are as follows (in millions):

	June 30, 2021	December 31, 2020
Assets
Debt securities, available for sale	$1,267.6	$1,108.9
Debt securities, trading	114.7	105.7
Equity securities	121.9	125.8
Limited partnerships	1,126.2	958.7
Cash	57.5	57.1
Other assets	14.8	10.2

Total assets	$2,702.7	$2,366.4

Liabilities
Debt owed to non-controlling interests	$1,013.6	$943.7
Other liabilities	276.0	200.5

Total other liabilities	1,289.6	1,144.2
Securities lending payable	—	1.0

Total liabilities	$1,289.6	$1,145.2

Equity
Noncontrolling equity	$599.1	$493.6

Unconsolidated VIEs
The Company invests in certain LPs and LLCs that they have concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs as it does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. In addition, the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities. Therefore the Company does not consolidate these VIEs and the carrying amounts of the Company’s investments in these LPs and LLCs are recognized in other invested assets on the consolidated balance sheets. Unfunded capital commitments for these investments are detailed in Note 14. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to the LPs/LLCs, which was $3,317.8 million and $2,976.4 million as of June 30, 2021 and December 31, 2020, respectively. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.
The Company invests in certain mutual funds that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs. Mutual funds for which the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities are recognized in equity securities on the consolidated balance sheets and were $31.3 million and $23.6 million as of June 30, 2021 and December 31, 2020, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.
The Company makes investments in structured debt securities issued by VIEs for which they are not the manager. These structured debt securities include RMBS, CMBS, and ABS. The Company does not consolidate the securitization trusts utilized in these transactions because they do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. The Company does not consider its continuing involvement with these VIEs to be significant because they either invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the Company and the VIE. The Company’s maximum exposure to loss on these structured debt securities is limited to the amortized cost of these investments. The Company does not have any further contractual obligations to the VIE. The Company recognizes the variable interest in these VIEs at fair value on the consolidated balance sheets.
Commercial Mortgage Loans
Commercial mortgage loans of $11.1 billion and $10.2 billion at June 30, 2021 and December 31, 2020, respectively, are reported net of an allowance for credit losses of $113.9 million and $164.7 million at each date, respectively. At June 30, 2021, commercial mortgage loans were collateralized by properties located in 38 states, the District of Columbia, and Europe. Accrued interest receivable on commercial mortgage loans was $36.7 million and $32.3 million at June 30, 2021 and December 31, 2020, respectively.
Residential Mortgage Loans
Residential mortgage loans of $571.8 million and $448.6 million at June 30, 2021 and December 31, 2020, respectively, are reported net of an allowance for credit losses of $21.4 million and $14.5 million at each date, respectively. Loans were collateralized by properties located in 48 states, the District of Columbia, and Europe. Accrued interest receivable on residential mortgage loans was $3.1 million and $2.9 million at June 30, 2021 and December 31, 2020, respectively.
Mortgage Loan Concessions
In response to the adverse economic impact of the
COVID-19
pandemic, the Company granted concessions to certain of its commercial mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act of 2021, and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by bank regulatory agencies, not to account for or report qualifying concessions as troubled debt restructurings and does not classify such loans as past due during the payment deferral period. Additionally, in accordance with the FASB’s published response to a
COVID-19
Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. For some commercial mortgage loan borrowers (principally in the hotel and retail sectors), the Company granted concessions which were primarily interest and/or principal payment deferrals generally ranging from 6 to 14 months and, to a much lesser extent, maturity date extensions. Repayment periods are generally within one year but may extend until maturity date. Deferred commercial mortgage loan interest and principal payments were $18.6 million at June 30, 2021. The concessions granted had no impact on the Company’s results of operations or financial position as the Company has not granted concessions that would have been disclosed and accounted for as troubled debt restructurings.

2
2

Evaluation for Credit Losses on Mortgage Loans
The Company reviews mortgage loans on a quarterly basis to estimate the ACL with changes in the ACL recorded in net gains (losses) on derivatives and investments. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. The Company utilizes a third-party forecasting model to estimate lifetime expected credit losses at a loan level. The model forecasts net operating income and property values for the economic scenario selected. The debt service coverage ratios (“DSCR”) and loan to values (“LTV”) are calculated over the forecastable period by comparing the projected net operating income and property valuations to the loan payment and principal amounts of each loan. The model utilizes historical mortgage loan performance based on DSCRs and LTV to derive probability of default and expected losses based on the economic scenario that is similar to the Company’s expectations of economic factors such as unemployment, GDP growth, and interest rates. The Company determined the forecastable period to be reasonable and supportable for a period of two years beyond the end of the reporting period. Over the following one-year
period, the model reverts to the historical performance of the portfolio for the remainder of the contractual term of the loans. In cases where the Company does not have an appropriate length of historical performance, the relevant historical rate from an index or the lifetime expected credit loss calculated from the model may be used.
Unfunded commitments are included in the model and an ACL is determined accordingly. Credit loss estimates are pooled by property type and the Company does not include accrued interest in the determination of ACL.
For individual loans or for types of loans for which the third-party model is deemed not suitable, the Company utilizes relevant current market data, industry data, and publicly available historical loss rates to calculate an estimate of the lifetime expected credit loss.
Mortgage loans on real estate deemed uncollectible are charged against the ACL, and subsequent recoveries, if any, are credited to the ACL, limited to the aggregate of amounts previously charged-off
and expected to be
charged-off.
Mortgage loans on real estate are presented net of the allowance for credit losses on the condensed consolidated balance sheets.
The following table provides a summary of the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended June 30, 2021	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage (2)	Total
Balance at April 1, 2021	$26.7	$22.1	$16.3	$15.0	$13.3	$20.3	$113.7
Charge offs, net of recoveries	—	—	—	—	—	—	—
Additions from purchase of PCD							—
mortgage loans	—	—	—	—	—	—	—
Provision	—	10.9	3.4	7.7	(1.5)	1.1	21.6

Balance at June 30, 2021 (1)	$26.7	$33.0	$19.7	$22.7	$11.8	$21.4	$135.3

Three Months Ended June 30, 2020	Apartment	Hotel	Office	Retail	Warehouse	Total
Balance at April 1, 2020	$51.2	$8.0	$14.7	$21.9	$23.6	$119.4
Cumulative effect of change in accounting principle						—
Charge offs, net of recoveries	—	—	—	—	—	—
Additions from purchase of PCD
mortgage loans	—	—	—	—	—	—
Provision	(17.1)	3.4	7.3	(3.9)	(4.3)	(14.6)

Balance at June 30, 2020 (1)	$34.1	$11.4	$22.0	$18.0	$19.3	$104.8

Six Months Ended June 30, 2021	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage (2)	Total
Balance at January 1, 2021	$57.9	$33.9	$24.9	$24.2	$23.8	$14.5	$179.2
Charge offs, net of recoveries	—	—	—	—	—	—	—
Additions from purchase of PCD							—
mortgage loans	—	—	—	—	—	—	—
Provision	(31.2)	(0.9)	(5.2)	(1.5)	(12.0)	6.9	(43.9)

Balance at June 30, 2021 (1)	$26.7	$33.0	$19.7	$22.7	$11.8	$21.4	$135.3

Six Months Ended June 30, 2020	Apartment	Hotel	Office	Retail	Warehouse	Total
Balance at January 1, 2020	$3.7	$0.8	$1.1	$2.0	$1.3	$8.9
Cumulative effect of change in accounting principle	23.6	5.0	7.8	10.3	15.3	62.0
Charge offs, net of recoveries	—	—	—	—	—	—
Additions from purchase of PCD
mortgage loans	—	—	—	—	—	—
Provision	6.8	5.6	13.1	5.7	2.7	33.9

Balance at June 30, 2020 (1)	$34.1	$11.4	$22.0	$18.0	$19.3	$104.8

(1)	Accrued interest receivable totaled $39.8 million and $29.9 million as of June 30, 2021 and 2020, respectively, and was excluded from the estimate of credit losses.
(2)	During the three and six months ended June 30, 2021, $136 thousand of accrued interest was written off relating to loans that were greater than 90 days delinquent or in the process of foreclosure.
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure. Delinquency status is determined from the date of the first missed contractual payment.
At June 30, 2021 there was $1.0 million of recorded investment, $1.0 million of unpaid principal balance, no related loan allowance, $0.4 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans without a valuation allowance. At December 31, 2020, there was no recorded investment, no unpaid principal balance, no related loan allowance, no average recorded investment, and no investment income recognized on impaired loans.
The following tables provide information about the credit quality and vintage year of commercial mortgage loans (in millions):

	June 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
Loan to value ratios:
Less than 70%	$1,148.2	$1,451.3	$1,441.0	$1,585.7	$1,505.2	$2,872.6	$4.1	$10,008.1	90%
70% - 80%	85.0	133.1	236.7	127.0	100.2	160.9	—	842.9	8%
80% - 100%	—	—	63.2	4.8	47.5	26.4	—	141.9	1%
Greater than 100%	69.4	—	15.0	—	—	—	—	84.4	1%

Total	$1,302.6	$1,584.4	$1,755.9	$1,717.5	$1,652.9	$3,059.9	$4.1	$11,077.3	100%

Debt service coverage ratios:
Greater than 1.20x	$796.6	$1,095.5	$1,569.5	$1,400.4	$1,537.5	$2,763.3	$4.1	$9,166.9	83%
1.00x - 1.20x	506.0	361.1	56.0	95.1	11.1	96.3	—	1,125.6	10%
Less than 1.00x	—	127.8	130.4	222.0	104.3	200.3	—	784.8	7%

Total	$1,302.6	$1,584.4	$1,755.9	$1,717.5	$1,652.9	$3,059.9	$4.1	$11,077.3	100%

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
Loan to value ratios:
Less than 70%	$1,346.5	$1,315.0	$1,752.8	$1,678.7	$1,320.5	$1,846.3	$4.0	$9,263.8	90%
70% - 80%	66.2	348.1	127.9	80.0	94.3	128.5	—	845.0	8%
80% - 100%	—	91.7	4.9	46.8	—	26.7	—	170.1	2%
Greater than 100%	—	—	—	—	—	—	—	—	—%

Total	1,412.7	1,754.8	1,885.6	1,805.5	1,414.8	2,001.5	4	10,278.9	1.00

Debt service coverage ratios:
Greater than 1.20x	$1,078.4	$1,601.7	$1,738.0	$1,794.4	$1,408.8	$1,880.6	$4.0	$9,505.9	93%
1.00x - 1.20x	334.3	137.9	89.7	11.1	—	88.8	—	661.8	6%
Less than 1.00x	—	15.2	57.9	—	6.0	32.1	—	111.2	1%

Total	$1,412.7	$1,754.8	$1,885.6	$1,805.5	$1,414.8	$2,001.5	$4.0	$10,278.9	100%

	June 30, 2021
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent		In the Process of Foreclosure	Total Carrying Value
Apartment	$4,217.3	$—	$—		$—	$4,217.3
Hotel	1,043.7	—	—		—	1,043.7
Office	1,966.3	—	—		—	1,966.3
Retail	2,132.8	—	—		—	2,132.8
Warehouse	1,717.2	—	—		—	1,717.2

Total commercial	$11,077.3	$—	$—		$—	$11,077.3
Residential (2)	495.7	—	75.1	(2)	1.0	571.8

Total	$11,573.0	$—	$75.1		$1.0	$11,649.1

	December 31, 2020
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,905.3	$—	$—	$—	$3,905.3
Hotel	882.7	—	—	—	882.7
Office	1,569.7	—	—	—	1,569.7
Retail	1,942.4	—	—	—	1,942.4
Warehouse	1,978.8	—	—	—	1,978.8

Total commercial	$10,278.9	$—	$—	$—	$10,278.9
Residential (2)	448.6	—	—	—	448.6

Total	$10,727.5	$—	$—	$—	$10,727.5

(1)
At June 30, 2021 and December 31, 2020, includes mezzanine loans of $73.3 million and $44.6 million in the Apartment category, $207.7 million and $116.8 million in the Office category, $38.9 million and $33.4 million in the Hotel category, and $49.6 million and $48.1 million in the Warehouse category, respectively.

(2)	Includes $69.1 million of loans purchased when the loans were greater than 90 days delinquent and are supported with insurance or other guarantees provided by various governmental programs.
As of June 30, 2021 and December 31, 2020, there were no commercial mortgage loans involved in troubled debt restructuring, and there were no stressed loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment. As of June 30, 2021 and December 31, 2020, $1.0 million and nil of residential mortgage loans, respectively, were in the process of foreclosure.

Other Invested Assets
Other invested assets primarily includes investments in limited partnerships (“LPs”), Federal Home Loan Bank capital stock, and real estate. At June 30, 2021 and December 31, 2020, investments in limited partnerships had carrying values of $2,391.6 million and $1,991.3 million, respectively. At both June 30, 2021 and December 31, 2020, Federal Home Loan Bank capital stock had carrying value of $125.4 million. At June 30, 2021 and December 31, 2020, real estate totaling $246.2 million and $250.0 million, respectively, included foreclosed properties with a book value of $0.7 million at both June 30, 2021 and December 31, 2020.
In June 2021, the Company entered into an arrangement to sell $420.4 million of limited partnership investments, of which $235.8 million was sold in second quarter of 2021, $168.0 million is expected to be sold in third quarter of 2021, and the remainder is to be sold by January 2022. The limited partnerships that are expected to be sold are carried at estimated sales price. The Company will reinvest in new limited partnerships as attractive opportunities become available.
Securities Lendin
g
The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of June 30, 2021 and December 31, 2020, the estimated fair value of loaned securities was $22.9 million and $12.9 million, respectively. The agreements require a minimum of 102 percent of the fair value of the loaned securities to be held as collateral, calculated on a daily basis. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At June 30, 2021 and December 31, 2020, cash collateral received in the amount of $23.5 million and $13.3 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.
Repurchase Agreements
The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, short-term borrowings under such agreements averaged $1,785.3 million and $454.9 million, respectively, with weighted average interest rates of 0.07% and 0.16%, respectively. At June 30, 2021 and December 31, 2020, the outstanding repurchase agreement balance was $2,257.1 million and $1,100.0 million, respectively, collateralized with U.S. Treasury notes and maturing within 30 days, and was included within other liabilities in the consolidated balance sheets. In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively, and nil and $0.2 million for the three and six months ended June 30, 2020. The highest level of short-term borrowings at any month end was $2,257.2 million and nil million for the six months ended June 30, 2021 and 2020, respectively.

4.	Derivative Instruments
The Company’s business model includes the acceptance, monitoring and mitigation of risk. Specifically, the Company considers, among other factors, exposures to interest rate and equity market movements, foreign exchange rates and other asset or liability prices. The Company uses derivative instruments to mitigate or reduce these risks in accordance with established policies and goals. The Company’s derivative holdings, while effective in managing defined risks, are not structured to meet accounting requirements to be designated as hedging instruments. As a result, freestanding derivatives are carried at fair value with changes recorded in net gains (losses) on derivatives and investments.

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	June 30, 2021
	Assets		Liabilities
	Contractual/ Notional Amount (1)	Fair Value	Contractual/ Notional Amount (1)	Fair Value	Net Fair Value
Freestanding derivatives
Cross-currency swaps	$1,113.3	$45.7	$654.1	$34.3	$11.4
Equity index call options	19,000.0	597.6	—	—	597.6
Equity index futures (2)	—	—	15,900.0	—	—
Equity index put options	35,000.0	127.2	—	—	127.2
Interest rate swaps	7,978.1	516.5	—	—	516.5
Interest rate swaps - cleared (2)	1,500.0	—	—	—	—
Put-swaptions	16,000.0	179.1	2,000.0	17.5	161.6
Treasury futures (2)	1,611.7	—	10.6	—	—

Total freestanding derivatives	82,203.1	1,466.1	18,564.7	51.8	1,414.3

Embedded derivatives-product liabilities
VA embedded derivatives (3)	N/A	—	N/A	2,235.7	(2,235.7)
FIA embedded derivatives (4)	N/A	—	N/A	1,489.9	(1,489.9)

Total embedded derivatives	N/A	—	N/A	3,725.6	(3,725.6)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	73.0	3.4	84.9	3.3	0.1
Cross-currency forwards	1,039.3	13.4	76.1	0.1	13.3
Funds withheld embedded derivative (5)	N/A	—	N/A	372.9	(372.9)

Total derivatives related to funds withheld under reinsurance treaties	1,112.3	16.8	161.0	376.3	(359.5)

Total	$83,315.4	$1,482.9	$18,725.7	$4,153.7	$(2,670.8)

(1)
The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures and options represents the market exposure of open positions.

(2)	Variation margin is considered settlement resulting in the netting of cash received/paid for variation margin against the fair value of the trades.
(3)	Included within reserves for future policy benefits and claims payable on the condensed consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.
(4)	Included within other contract holder funds on the condensed consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.
(5)	Included within funds withheld payable under reinsurance treaties on the condensed consolidated balance sheets.

2
7

	December 31, 2020
	Assets		Liabilities
	Contractual/ Notional Amount (1)	Fair Value	Contractual/ Notional Amount (1)	Fair Value	Net Fair Value
Freestanding derivatives
Cross-currency swaps	$1,228.1	$93.0	$516.0	$34.0	$59.0
Equity index call options	26,300.0	1,127.3	—	—	1,127.3
Equity index futures (2)	—	—	27,651.0	—	—
Equity index put options	27,000.0	178.0	—	—	178.0
Interest rate swaps	4,250.0	721.8	500.0	0.9	720.9
Interest rate swaps - cleared (2)	—	—	1,500.0	8.2	(8.2)
Put-swaptions	1,000.0	99.5	—	—	99.5
Treasury futures (2)	8,520.5	—	3.8	—	—
Credit default swaps	0.5	—	—	—	—

Total freestanding derivatives	68,299.1	2,219.6	30,170.8	43.1	2,176.5
Embedded derivatives
VA embedded derivatives (3)	N/A	—	N/A	5,592.1	(5,592.1)
FIA embedded derivatives (4)	N/A	—	N/A	1,483.9	(1,483.9)

Total embedded derivatives	N/A	—	N/A	7,076.0	(7,076.0)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	7.4	—	100.7	5.2	(5.2)
Cross-currency forwards	75.3	0.2	668.3	8.1	(7.9)
Funds withheld embedded derivative (5)	N/A	—	N/A	$826.6	$(826.6)

Total derivatives related to funds withheld under reinsurance treaties	82.7	0.2	769.0	839.9	(839.7)

Total	$68,381.8	$2,219.8	$30,939.8	$7,959.0	$(5,739.2)

(1)
The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures and options represents the market exposure of open positions.

(2)	Variation margin is considered settlement resulting in the netting of cash received/paid for variation margin against the fair value of the trades.
(3)	Included within reserves for future policy benefits and claims payable on the condensed consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.
(4)	Included within other contract holder funds on the condensed consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.
(5)	Included within funds withheld payable under reinsurance treaties on the condensed consolidated balance sheets.

The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$21.1	$42.5	$(44.3)	$28.4
Equity index call options	666.6	347.8	798.6	122.2
Equity index futures	(1,376.9)	(6,699.1)	(2,669.7)	(1,067.5)
Equity index put options	(259.6)	(3,038.5)	(610.8)	752.2
Interest rate swaps	116.7	45.6	(148.2)	690.8
Interest rate swaps - cleared	35.4	—	(50.3)	—
Put-swaptions	394.9	12.0	103.2	265.1
Treasury futures	(0.1)	90.6	(772.7)	1,978.8
Fixed index annuity embedded derivatives	(1.7)	(202.3)	(2.1)	31.9
Variable annuity embedded derivatives	(1,364.7)	3,510.9	3,283.4	(6,144.7)

Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	(1,768.3)	(5,890.5)	(112.9)	(3,342.8)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	7.7	—	5.9	—
Cross-currency forwards	(5.4)	—	13.4	—
Treasury futures	—	(204.2)	—	(204.2)
Funds withheld embedded derivative	(544.3)	(279.0)	453.7	(279.0)

Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	(542.0)	(483.2)	473.0	(483.2)

Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$(2,310.3)	$(6,373.7)	$360.1	$(3,826.0)

All of the
Company’s trade agreements for freestanding,
over-the-counter
derivatives, contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit. At June 30, 2021 and December 31, 2020, the fair value of the Company’s net non-cleared,
over-the-counter
derivative assets by counterparty were $1,427.8 million and $2,184.7 million, respectively, and held collateral was $1,465.1 million and $2,124.2 million, respectively, related to these agreements. At June 30, 2021 and December 31, 2020, the fair value of the Company’s net non-cleared,
over-the-counter
derivative liabilities by counterparty were nil and $13.1 million, respectively, and provided collateral was $0.1 million and $25.7 million, respectively, related to these agreements. If all of the downgrade provisions had been triggered at June 30, 2021 and December 31, 2020, in aggregate, the Company would have had to disburse $37.3 million and nil, respectively, to counterparties, representing the net fair values of derivatives by counterparty, less collateral held.
Offsetting Assets and Liabilities
T
he Company’s derivative instruments, repurchase agreements and securities lending agreements are subject to master netting arrangements and collateral arrangements. A master netting arrangement with a counterparty creates a right of offset for amounts due to and due from that same counterparty that is enforceable in the event of a default or bankruptcy. The Company recognizes amounts subject to master netting arrangements on a gross basis within the condensed consolidated balance sheets.

The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	June 30, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount
Financial Assets:
Freestanding derivative assets	$1,482.9	$—	$1,482.9	$55.2	$752.3	$641.1	$34.3
Financial Liabilities:
Freestanding derivative liabilities	$55.2	$—	$55.2	$55.2	$—	$—	$—
Securities loaned	23.5	—	23.5	—	23.5	—	—
Repurchase agreements	2,257.1	—	2,257.1	—	—	2,257.1	—

Total financial liabilities	$2,335.8	$—	$2,335.8	$55.2	$23.5	$2,257.1	$—

(1)	Represents the amount that could be offset under master netting or similar arrangements that management elects not to offset on the condensed consolidated balance sheet s .
(2)	Excludes initial margin amounts for exchange-traded derivatives.

	December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount
Financial Assets:
Freestanding derivative assets	$2,219.8	$—	$2,219.8	$35.1	$1,097.9	$890.0	$196.8
Financial Liabilities:
Freestanding derivative liabilities	$56.4	$—	$56.4	$35.1	$13.1	$—	$8.2
Securities loaned	13.3	—	13.3	—	13.3	—	—
Repurchase agreements	1,100.0	—	1,100.0	—	—	1,100.0	—

Total financial liabilities	$1,169.7	$—	$1,169.7	$35.1	$26.4	$1,100.0	$8.2

(1)	R epresents the amount that could be offset under master netting or similar arrangements that management elects not to offset on the condensed consolidated balance sheets.
(2)	Excludes initial margin amounts for exchange-traded derivatives.
In the above tables, the amounts of assets or liabilities presented in the Company’s condensed consolidated balance sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative liabilities of $3,725.6 million and $7,076.0 million as of June 30, 2021 and December 31, 2020, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative liability of $372.9 million and $826.6 million at June 30, 2021 and December 31, 2020. In addition, repurchase agreements are presented within other liabilities in the condensed consolidated balance sheets.

3
0

5.	Fair Value Measurements
T
he following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$54,020.8	$54,020.8	$60,457.4	$60,457.4
Equity securities	239.3	239.3	193.1	193.1
Mortgage loans	11,649.1	12,151.4	10,727.5	11,348.9
Limited partnerships	2,391.6	2,391.6	1,991.3	1,991.3
Policy loans (1)	4,581.1	4,581.1	4,523.5	4,523.5
Freestanding derivative instruments	1,482.9	1,482.9	2,219.8	2,219.8
Federal Home Loan Bank of Indianapolis (“FHLBI”) capital stock	125.4	125.4	125.4	125.4
Cash and cash equivalents	1,534.6	1,534.6	2,018.7	2,018.7
GMIB reinsurance recoverable	267.2	267.2	340.4	340.4
Separate account assets	239,806.1	239,806.1	219,062.9	219,062.9

Liabilities
Annuity reserves (2)	$40,989.1	$49,051.4	$45,638.8	$54,005.7
Reserves for guaranteed investment contracts (3)	1,099.8	1,143.3	1,275.5	1,332.1
Trust instruments supported by funding agreements (3)	6,331.7	6,587.9	8,383.9	8,701.8
Federal Home Loan Bank funding agreements (3)	1,478.4	1,468.3	1,478.4	1,421.3
Funds withheld payable under reinsurance treaties (1)	30,321.8	30,321.8	31,971.5	31,971.5
Debt	317.7	397.7	322.0	412.3
Securities lending payable	23.5	23.5	13.3	13.3
Freestanding derivative instruments	55.2	55.2	56.4	56.4
Repurchase agreements	2,257.1	2,257.1	1,100.0	1,100.0
Federal Home Loan Bank advances	250.0	250.0	380.0	380.0
Separate account liabilities	239,806.1	239,806.1	219,062.9	219,062.9

(1)	Includes items carried at fair value under the fair value option and trading securities.
(2)	Annuity reserves represent only the components of other contract holder funds and reserves for future policy benefits and claims payable that are considered to be financial instruments.
(3)	Included as a component of other contract holder funds on the condensed consolidated balance sheets.
The following is a discussion of the methodologies used to determine fair values of the financial instruments measured on both a recurring and nonrecurring basis reported in the following tables.
D
ebt and Equity Securities
The fair values for debt and equity securities are determined using information available from independent pricing services, broker-dealer quotes, or internally derived estimates. Priority is given to publicly available prices from independent sources, when available. Securities for which the independent pricing service does not provide a quotation are either submitted to independent broker-dealers for prices or priced internally. Typical inputs used by these three pricing methods include reported trades, benchmark yields, credit spreads, liquidity premiums and/or estimated cash flows based on default and prepayment assumptions.
As a result of typical trading volumes and the lack of specific quoted market prices for most debt securities, independent pricing services will normally derive the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the independent pricing services and broker-dealers may use matrix or pricing model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at relevant market rates. Certain securities are priced using broker-dealer quotes, which may utilize proprietary inputs and models. Additionally, the majority of these quotes are non-binding.

3
1

Included in the pricing of asset-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment assumptions believed to be relevant for the underlying collateral. Actual prepayment experience may vary from these estimates.
Internally derived estimates may be used to develop a fair value for securities for which the Company is unable to obtain either a reliable price from an independent pricing service or a suitable broker-dealer quote. These fair value estimates may incorporate Level 2 and Level 3 inputs and are generally derived using expected future cash flows, discounted at market interest rates available from market sources based on the credit quality and duration of the instrument. For securities that may not be reliably priced using these internally developed pricing models, a fair value may be estimated using indicative market prices. These prices are indicative of an exit price, but the assumptions used to establish the fair value may not be observable or corroborated by market observable information and, therefore, represent Level 3 inputs.
The Company performs an analysis on the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and ongoing review of third-party pricing service methodologies, review of pricing statistics and trends, back testing recent trades and monitoring of trading volumes. In addition, the Company considers whether prices received from independent broker-dealers represent a reasonable estimate of fair value through the use of internal and external cash flow models, which are developed based on spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party may be adjusted accordingly.
For those securities that were internally valued at June 30, 2021 and December 31, 2020, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance
are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.
On an ongoing basis, the Company reviews the independent pricing services’ valuation methodologies and related inputs, and evaluates the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy distribution based upon trading activity and the observability of market inputs. Based on the results of this evaluation, each price is classified into Level 1, 2, or 3. Most prices provided by independent pricing services, including broker-dealer quotes, are classified into Level 2 due to their use of market observable inputs.
Limited Partnerships
Fair values for limited partnership interests, which are included in other invested assets, is generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally, are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at June 30, 2021 and December 31, 2020. As a result of using the net asset value per share practical expedient, limited partnership interests are not classified in the fair value hierarchy.
The Company’s limited partnership interests are not redeemable and distributions received are generally the result of liquidation of the underlying assets of the partnerships. The Company generally has the ability under the partnership agreements to sell its interest to another limited partner with the prior written consent of the general partner. In cases when the Company expects to sell the limited partnership interest, the estimated sales price is used to determine the fair value. These limited partnership interests are classified as Level 2 in the fair value hierarchy.
In cases when a limited partnership’s financial statements are unavailable and a NAV equivalent is not available or practical, an internally developed model is used to determine fair value for that fund. These investments are classified as Level 3 in the fair value hierarchy.

3
2

M
ortgage Loans
Fair values are generally determined by discounting expected future cash flows at current market interest rates, inclusive of a credit spread, for similar quality loans. For loans whose value is dependent upon the underlying property, fair value is determined to be the estimated value of the collateral. Certain characteristics considered significant in determining the spread or collateral value may be based on internally developed estimates. As a result, these investments have been classified as Level 3 within the fair value hierarchy.
Policy Loans
Policy loans are funds provided to policyholders in return for a claim on the policies values and function like demand deposits which are redeemable upon repayment, death or surrender, and there is only one market price at which the transaction could be settled – the then current carrying value. The funds provided are limited to the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. Policy loans have been classified as Level 3 within the fair value hierarchy.
Freestanding Derivative Instruments
Freestanding derivative instruments are reported at fair value, which reflects the estimated amounts, net of payment accruals, which the Company would receive or pay upon sale or termination of the contracts at the reporting date. Changes in fair value are included in net gains (losses) on derivatives and investments. Freestanding derivatives priced using third party pricing services incorporate inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest rate swap curves, credit spreads, interest rates, counterparty credit risk, equity volatility and equity index levels.
Freestanding derivative instruments classified as Level 1 include futures, which are traded on active exchanges. Freestanding derivative instruments classified as Level 2 include interest rate swaps, cross currency swaps, cross-currency forwards, credit default swaps, put-swaptions and certain equity index call and put options. These derivative valuations are determined by third-party pricing services using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Freestanding derivative instruments classified as Level 3 include interest rate contingent options that are valued by third-party pricing services utilizing significant unobservable inputs.
F
HLBI Capital Stock
FHLBI capital stock, which is included in other invested assets, can only be sold to FHLBI at a constant price of $100 per share. Due to the lack of valuation uncertainty, the investment has been classified as Level 1.
Cash and Cash Equivalents
Cash and cash equivalents primarily include money market instruments and bank deposits. Certain money market instruments are valued using unadjusted quoted prices in active markets and are classified as Level 1.
Funds Withheld Payable Under Reinsurance Treaties
T
he funds withheld payable under reinsurance treaties includes both the funds withheld payable and the funds withheld embedded derivative. Certain funds withheld payable are held at fair value under the fair value option. The fair value of the funds withheld payable is equal to the fair value of the assets held as collateral, which primarily consists of debt and equity securities, mortgage loans, and policy loans. The fair value of the assets generally use industry standard valuation techniques and the valuation of the embedded derivative also requires certain significant unobservable inputs. The funds withheld payable are considered Level 2, while certain funds withheld payable at fair value under the fair value option and the funds withheld embedded derivative are considered Level 3, respectively, in the fair value hierarchy. The fair value of embedded derivatives associated with funds withheld reinsurance contracts is determined based upon a total return swap technique referencing the fair value of the investments held under the reinsurance contract and included in the Company’s condensed consolidated balance sheet.
Separate Account Assets and Liabilities
Separate account assets are comprised of investments in mutual funds that transact regularly, but do not trade in active markets as they are not publicly available, and, are categorized as Level 2 assets. The values of separate account liabilities are set equal to the values of separate account assets.
Other Contract Holder Funds
Fair values for immediate annuities without mortality features are derived by discounting the future estimated cash flows using current market interest rates for similar maturities. Fair values for deferred annuities, including fixed index annuities, are determined using projected future cash flows discounted at current market interest rates.
The fair value of the fixed index annuities embedded option, incorporating such factors as the volatility of returns, the level of interest rates and the time remaining until the option expires, is calculated using the closed form Black-Scholes Option Pricing model or Monte Carlo simulations, as appropriate for the type of option. Additionally, assumed withdrawal rates are used to estimate the expected volume of embedded options that will be realized by policyholders.
Fair values for guaranteed investment contracts are based on the present value of future cash flows discounted at current market interest rates.
Fair values for trust instruments supported by funding agreements are based on the present value of future cash flows discounted at current market interest rates.
Fair values of the FHLBI funding agreements are based on the present value of future cash flows discounted at current market interest rates.
Variable Annuity Guarantees
Variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal, income and accumulation benefits. Certain benefits, including non-life
contingent components of guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum withdrawal benefits for life (“GMWB for Life”), guaranteed minimum accumulation benefits (“GMAB”), and the reinsurance recoverable on the Company’s guaranteed minimum income benefits (“GMIB”), are recorded at fair value. Guaranteed benefits that are not subject to fair value accounting are accounted for as insurance benefits. The Company discontinued offering the GMIB in 2009 and GMAB in 2011.
GMABs and
non-life
contingent components of GMWB and GMWB for Life contracts are recorded at fair value with changes in fair value recorded in net gains (losses) on derivatives and investments. The fair value of the reserve is based on the expectations of future benefit payments and certain future fees associated with the benefits. At the inception of the contract, the Company attributes to the embedded derivative a portion of rider fees collected from the contract holder, which is then held static in future valuations. Those fees, generally referred to as the attributed fees, are set such that the present value of the attributed fees is equal to the present value of future claims expected to be paid under the guaranteed benefit at the inception of the contract. In subsequent valuations, both the present value of future benefits and the present value of attributed fees are revalued based on current market conditions and policyholder behavior assumptions. The difference between each of the two components represents the fair value of the embedded derivative. Thus, when unfavorable equity market movements cause declines in the contract holder’s account value relative to the guarantee benefit, the valuation of future expected claims would generally increase relative to the measurement performed at the inception of the contract, resulting in an increase in the fair value of the embedded derivative liability (and vice versa).
The Company’s GMIB book is reinsured through an unrelated party, and due to the net settlement provisions of the reinsurance agreement, this contract meets the definition of a derivative. Accordingly, the GMIB reinsurance agreement is recorded at fair value, with changes in fair value recorded in net gains (losses) on derivatives and investments. Due to the inability to economically reinsure or hedge new issues of the GMIB, the Company discontinued offering the benefit in 2009.
Fair values for GMWB, GMWB for Life, and GMAB embedded derivatives, as well as GMIB reinsurance recoverables, are calculated using internally developed models because active, observable markets do not exist for those guaranteed benefits.
The fair value calculation is based on the present value of future cash flows comprised of future expected benefit payments, less future attributed rider fees, over the lives of the contracts. Estimating these cash flows requires numerous estimates and subjective judgments related to capital market inputs, as well as actuarially determined assumptions related to expectations concerning policyholder behavior. Capital market inputs include expected market rates of return, market volatility, correlations of market index returns to funds, fund performance and discount rates. The more significant actuarial assumptions include benefit utilization by policyholders, lapse, mortality, and withdrawal rates. Best estimate assumptions plus risk margins are used as applicable.

At each valuation date, the fair value calculation reflects expected returns based on the greater of LIBOR swap rates and constant maturity treasury rates as of that date to determine the value of expected future cash flows produced in a stochastic process. Volatility assumptions are based on a weighting of available market data for implied market volatility for durations up to 10 years, grading to a historical volatility level by year 15, where such long-term historical volatility levels contain an explicit risk margin. Additionally, non-performance
risk is incorporated into the calculation through the use of discount rates based on a blend of observed market yields on debt for life insurers with similar credit ratings to the Company and matrix pricing data for expected yields on Jackson Financial debt (either actual debt issuance or indicative quotes) adjusted to operating company levels. Risk margins are also incorporated into the model assumptions, particularly for policyholder behavior. Estimates of future policyholder behavior are subjective and are based primarily on the Company’s experience.
As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions for this component of the fair value model.
The use of the models and assumptions described above requires a significant amount of judgment. Management believes the aggregation of each of these components results in an amount that the Company would be required to transfer for a liability, or receive for an asset, to or from a willing buyer or seller, if one existed, for those market participants to assume the risks associated with the guaranteed benefits and the related reinsurance. However, the ultimate settlement amount of the asset or liability, which is currently unknown, could likely be significantly different than this fair value.
Debt
Fair values for the Company’s surplus notes and other long-term debt are generally determined by prices obtained from independent broker dealers or discounted cash flow models. Such prices are derived from market observable inputs and are classified as Level 2.
Securities Lending Payable
The Company’s securities lending payable is set equal to the cash collateral received. Due to the short-term nature of the loans, carrying value is a reasonable estimate of fair value and is classified as Level 2.
Repurchase Agreements
Carrying value of the Company’s repurchase agreements, which are included in other liabilities, is considered a reasonable estimate of fair value due to their short-term maturities and are classified as Level 2.
Federal Home Loan Bank Advances
Carrying value of the Company’s Federal Home Loan Bank advances, which are included in other liabilities, is considered a reasonable estimate of fair value due to their short-term maturities and are classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$4,468.5	$4,468.5	$—	$—
Other government securities	1,649.0	—	1,649.0	—
Public utilities	6,646.5	—	6,646.5	—
Corporate securities	31,844.5	—	31,813.3	31.2
Residential mortgage-backed	834.6	—	834.6	—
Commercial mortgage-backed	2,871.0	—	2,871.0	—
Other asset-backed securities	5,706.7	—	5,706.6	0.1
Equity securities	239.3	92.3	43.8	103.2
Limited partnerships	185.3	—	184.6	0.7
Policy loans	3,537.8	—	—	3,537.8
Freestanding derivative instruments	1,482.9	—	1,482.9	—
Cash and cash equivalents	1,534.6	1,534.6	—	—
GMIB reinsurance recoverable	267.2	—	—	267.2
Separate account assets	239,806.1	—	239,806.1	—

Total	$301,074.0	$6,095.4	$291,038.4	$3,940.2

Liabilities
Embedded derivative liabilities (1)	$3,725.6	$—	$1,489.9	$2,235.7
Funds withheld payable under reinsurance treaties (2)	4,081.5	—	—	4,081.5
Freestanding derivative instruments	55.2	—	55.2	—

Total	$7,862.3	$—	$1,545.1	$6,317.2

(1)
Includes the embedded derivative liabilities of $2,235.7 million related to GMWB reserves included in reserves for future policy benefits and claims payable and $1,489.9 million of fixed index annuities included in other contract holder funds on the condensed consolidated balance sheets.

(2)	Includes the Athene embedded derivative liability of $372.9 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$5,126.0	$5,126.0	$—	$—
Other government securities	1,696.9	—	1,696.9	—
Public utilities	7,297.7	—	7,297.7	—
Corporate securities	36,440.0	—	36,411.3	28.7
Residential mortgage-backed	984.9	—	984.9	—
Commercial mortgage-backed	3,322.6	—	3,322.6	—
Other asset-backed securities	5,589.3	—	5,589.2	0.1
Equity securities	193.1	65.4	24.1	103.6
Limited partnerships	0.8	—	—	0.8
Policy loans	3,454.2	—	—	3,454.2
Freestanding derivative instruments	2,219.8	—	2,219.8	—
Cash and cash equivalents	2,018.7	2,018.7	—	—
GMIB reinsurance recoverable	340.4	—	—	340.4
Separate account assets	219,062.9	—	219,062.9	—

Total	$287,747.3	$7,210.1	$276,609.4	$3,927.8

Liabilities
Embedded derivative liabilities (1)	$7,076.0	$—	$1,483.9	$5,592.1
Funds withheld payable under reinsurance treaties (2)	4,453.1	—	—	4,453.1
Freestanding derivative instruments	56.4	—	56.4	—

Total	$11,585.5	$—	$1,540.3	$10,045.2

(1)
Includes the embedded derivative liabilities of $5,592.1 million related to GMWB reserves included in reserves for future policy benefits and claims payable and $1,483.9 million of fixed index annuities included in other contract holder funds on the condensed consolidated balance sheets.

(2)	Includes the Athene embedded derivative liability of $826.6 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
Level 3 Assets and Liabilities by Price Source
The
t
able below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	June 30, 2021
	Total	Internal	External
Asset s
Debt securities:
Corporate	$31.2	$—	$31.2
Other asset-backed securities	0.1	0.1	—
Equity securities	103.2	1.2	102.0
Limited partnerships	0.7	0.7	—
Policy loans	3,537.8	3,537.8	—
GMIB reinsurance recoverable	267.2	267.2	—

Total	$3,940.2	$3,807.0	$133.2

Liabilities
Embedded derivative liabilities (1)	$2,235.7	$2,235.7	$—
Funds withheld payable under reinsurance treaties	4,081.5	4,081.5	—

Total	$6,317.2	$6,317.2	$—

(1)	Includes the embedded derivative related to GMWB reserves.

	December 31, 2020
	Total	Internal	External
Asset s
Debt securities:
Corporate	$28.7	$—	$28.7
Other asset-backed securities	0.1	—	0.1
Equity securities	103.6	1.2	102.4
Limited partnerships	0.8	0.8	—
Policy loans	3,454.2	3,454.2	—
GMIB reinsurance recoverable	340.4	340.4	—

Total	$3,927.8	$3,796.6	$131.2

Liabilities
Embedded derivative liabilities (1)	$5,592.1	$5,592.1	$—
Funds withheld payable under reinsurance treaties	4,453.1	4,453.1	—

Total	$10,045.2	$10,045.2	$—

(1)	Includes the embedded derivative related to GMWB reserves.
External pricing sources for securities represent unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities
The table below presents quantitative information on significant internally-priced Level 3 assets and liabilities (in millions):

As of June 30, 2021
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
GMIB reinsurance recoverable	$267.2	Discounted cash flow	Mortality (1)	0.01% - 23.52%	Decrease
			Lapse (2)	3.33% - 9.23%	Decrease
			Utilization (3)	0.00% - 20.00%	Increase
			Withdrawal (4)	3.75% - 4.50%	Increase
			Nonperformance risk (5)	0.09% - 1.41%	Decrease
			Long-term Equity Volatility (6)	18.50% - 22.04%	Increase

Liabilities
Embedded derivative liabilities	$2,235.7	Discounted cash flow	Mortality (1)	0.04% - 21.53%	Decrease
			Lapse (2)	0.16% - 30.26%	Decrease
			Utilization (3)	5.00% - 100.00%	Increase
			Withdrawal (4)	56.00% - 94.75%	Increase
			Nonperformance risk (5)	0.09% - 1.41%	Decrease
			Long-term Equity Volatility (6)	18.50% - 22.04%	Increase

(1)
Mortality rates vary by attained age, tax qualification status, GMWB benefit election, and duration. The range displayed reflects ages from the minimum issue age for the benefit through age 95, which corresponds to the typical maturity age. A mortality improvement assumption is also applied.

(2)
Base lapse rates vary by contract-level factors, such as product type, surrender charge schedule and optional benefits election. Lapse rates are further adjusted based on the degree to which a guaranteed benefit is in-the-money,
with lower lapse applying when contracts are more
in-the-money.
Lapse rates are also adjusted to reflect lower lapse expectations when GMWB benefits are utilized.

(3)
The utilization rate represents the expected percentage of contracts that will utilize the benefit through annuitization (GMIB) or commencement of withdrawals (GMWB). Utilization may vary by benefit type, attained age, duration, tax qualification status, benefit provision, and degree to which the guaranteed benefit is in-the-money.

(4)
The withdrawal rate represents the utilization rate of the contract’s free partial withdrawal provision (GMIB) or the percentage of annual withdrawal assumed relative to the maximum allowable withdrawal amount (GMWB). Withdrawal rates on contracts with a GMIB vary based on the product type and duration. Withdrawal rates on contracts with a GMWB vary based on attained age, tax qualification status, GMWB type and GMWB benefit provisions.

(5)	Nonperformance risk spread varies by duration.
(6)	Long-term equity volatility represents the equity volatility beyond the period for which observable equity volatilities are available.

As of December 31, 2020
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
GMIB reinsurance recoverable	$340.4	Discounted cash flow	Mortality (1)	0.01% - 23.52%	Decrease
			Lapse (2)	3.30% - 9.20%	Decrease
			Utilization (3)	0.00% - 20.00%	Increase
			Withdrawal (4)	3.75% - 4.50%	Increase
			Nonperformance risk (5)	0.33% - 1.57%	Decrease
			Long-term Equity Volatility (6)	18.50% - 22.47%	Increase

Liabilities
Embedded derivative liabilities	$5,592.1	Discounted cash flow	Mortality (1)	0.04% - 21.53%	Decrease
			Lapse (2)	0.20% - 30.30%	Decrease
			Utilization (3)	5.00% - 100.00%	Increase
			Withdrawal (4)	56.00% - 95.00%	Increase
			Nonperformance risk (5)	0.33% - 1.57%	Decrease
			Long-term Equity Volatility (6)	18.50% - 22.47%	Increase

(1)
Mortality rates vary by attained age, tax qualification status, GMWB benefit election, and duration. The range displayed reflects ages from the minimum issue age for the benefit through age 95, which corresponds to the typical maturity age. A mortality improvement assumption is also applied.

(2)
Base lapse rates vary by contract-level factors, such as product type, surrender charge schedule and optional benefits election. Lapse rates are further adjusted based on the degree to which a guaranteed benefit is in-the-money,
with lower lapse applying when contracts are more
in-the-money.
Lapse rates are also adjusted to reflect lower lapse expectations when GMWB benefits are utilized.

(3)
The utilization rate represents the expected percentage of contracts that will utilize the benefit through annuitization (GMIB) or commencement of withdrawals (GMWB). Utilization may vary by benefit type, attained age, duration, tax qualification status, benefit provision, and degree to which the guaranteed benefit is in-the-money.

(4)
The withdrawal rate represents the utilization rate of the contract’s free partial withdrawal provision (GMIB) or the percentage of annual withdrawal assumed relative to the maximum allowable withdrawal amount (GMWB). Withdrawal rates on contracts with a GMIB vary based on the product type and duration. Withdrawal rates on contracts with a GMWB vary based on attained age, tax qualification status, GMWB type and GMWB benefit provisions.

(5)	Nonperformance risk spread varies by duration.
(6)	Long-term equity volatility represents the equity volatility beyond the period for which observable equity volatilities are available.

Sensitivity to Changes in Unobservable Inputs
The following is a general description of sensitivities of significant unobservable inputs and their impact on the fair value measurement for the assets and liabilities reflected in the table above.
At
 both
June 30, 2021 and December 31, 2020, securities of $2.0 million are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the table above.
Policy loans that support funds withheld reinsurance agreements that are held at fair value under the fair value option on the Company’s condensed consolidated balance sheet are excluded from the table above. These policy loans do not have a stated maturity and the balances, plus accrued investment income, are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans, which includes accrued investment income, approximates fair value and have been classified as Level 3 within the fair value hierarchy.
Funds withheld payable under reinsurance treaties, for funds withheld payable held at fair value under the fair value option and the Athene embedded derivative, are excluded from the table above. The fair value of Funds withheld payable under reinsurance treaties, excluding the Athene embedded derivative, is determined based upon the fair value of the investments held by the Company related to the Company’s funds withheld payable under reinsurance treaties. The fair value of these underlying assets is generally based on market observable inputs using industry standard valuation techniques. The Athene embedded derivative utilizes a total return swap technique which incorporates the fair value of the invested assets supporting the reinsurance agreement as a component of the valuation. In addition, these valuations for the funds withheld payable under reinsurance treaties and the Athene embedded derivative also require certain significant inputs which are generally not observable and, accordingly, the valuation is considered Level 3 in the fair value hierarchy.
The GMIB reinsurance recoverable fair value calculation is based on the present value of future cash flows comprised of future expected reinsurance benefit receipts, less future attributed premium payments to reinsurers, over the lives of the contracts. Estimating these cash flows requires actuarially determined assumptions related to expectations concerning policyholder behavior and long-term market volatility. The more significant policyholder behavior actuarial assumptions include benefit utilization, fund allocation, lapse, and mortality.
Embedded derivative liabilities classified in Level 3 represent the fair value of guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”) liabilities. These fair value calculations are based on the present value of future cash flows comprised of future expected benefit payments, less future attributed rider fees, over the lives of the contracts. Estimating these cash flows requires actuarially determined assumptions related to expectations concerning policyholder behavior and long-term market volatility. The more significant policyholder behavior actuarial assumptions include benefit utilization, fund allocation, lapse, and mortality.

The tables below provide rollforwards for the three and six months ended June 30, 2021 and 2020 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the table below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

		Total Realized/Unrealized Gains (Losses) Included in
Three Months Ended June 30, 2021	Fair Value as of April 1, 2021	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements	Transfers in and/or (out of) Level 3	Fair Value as of June 30, 2021
Assets
Debt securities
Corporate securities	$17.7	$1.2	$—	$4.9	$7.4	$31.2
Other asset-backed securities	0.1	—	—	—	—	0.1
Equity securities	101.5	8.9	—	(7.5)	0.3	103.2
Limited partnerships	0.8	—	—	(0.1)	—	0.7
GMIB reinsurance recoverable	266.0	1.2	—	—	—	267.2
Policy Loans	3,486.1	69.9	—	(18.2)	—	3,537.8
Liabilities
Embedded derivative liabilities	$(869.6)	$(1,366.1)	$—	$—	$—	$(2,235.7)
Funds withheld payable under reinsurance treaties	(3,485.9)	(584.6)	0.2	(11.2)	—	(4,081.5)

		Total Realized/Unrealized Gains (Losses) Included in
Three Months Ended June 30, 2020	Fair Value as of April 1, 2020	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements	Transfers in and/or (out of) Level 3	Fair Value as of June 30, 2020
Assets
Debt securities
Corporate securities	$45.8	$(6.2)	$—	$38.9	$(27.6)	$50.9
Equity securities	154.7	(12.6)	—	(23.2)	(0.1)	118.8
Limited partnerships	1.1	(0.2)	—	—	—	0.9
GMIB reinsurance recoverable	502.1	(66.6)	—	—	—	435.5
Policy loans	3,602.2	66.1	—	(63.3)	—	3,605.0
Liabilities
Embedded derivative liabilities	$(12,645.4)	$3,577.6	$—	$—	$—	$(9,067.8)
Funds withheld payable under reinsurance treaties	(3,773.0)	(346.4)	1.2	62.9	—	(4,055.3)

		Total Realized/Unrealized Gains (Losses) Included in
Six Months Ended June 30, 2021	Fair Value as of January 1, 2021	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements	Transfers in and/or (out of) Level 3	Fair Value as of June 30, 2021
Assets
Debt securities
Corporate securities	$28.7	$1.8	$—	$5.7	$(5.0)	$31.2
Other asset-backed securities	0.1	—	—	—	—	0.1
Equity securities	103.6	6.8	—	(7.5)	0.3	103.2
Limited partnerships	0.8	—	—	(0.1)	—	0.7
GMIB reinsurance recoverable	340.4	(73.2)	—	—	—	267.2
Policy loans	3,454.2	125.1	—	(41.5)	—	3,537.8
Liabilities
Embedded derivative liabilities	$(5,592.1)	$3,356.4	$—	$—	$—	$(2,235.7)
Funds withheld payable under reinsurance treaties	(4,453.1)	329.7	1.8	40.1	—	(4,081.5)

		Total Realized/Unrealized Gains (Losses) Included in
Six Months Ended June 30, 2020	Fair Value as of January 1, 2020	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements	Transfers in and/or (out of) Level 3	Fair Value as of June 30, 2020
Assets
Debt securities
Corporate securities	$—	$(5.3)	$—	$17.3	$38.9	$50.9
Equity securities	182.9	(33.1)	—	(30.9)	(0.1)	118.8
Limited partnerships	1.1	(0.2)	—	—	—	0.9
GMIB reinsurance recoverable	302.8	132.7	—	—	—	435.5
Policy loans	3,585.8	120.9	—	(101.7)	—	3,605.0
Liabilities
Embedded derivative liabilities	$(2,790.4)	$(6,277.4)	$—	$—	$—	$(9,067.8)
Funds withheld payable under reinsurance treaties	(3,760.3)	(402.2)	(1.4)	108.6	—	(4,055.3)

The components of the amounts included in purchases, sales, issuances and settlements for the three and six months ended June 30, 2021 and 2020 shown above are as follows (in millions):

Three Months Ended June 30, 2021	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$5.2	$(0.3)	$—	$—	$4.9
Equity securities	—	(7.5)	—	—	(7.5)
Limited partnerships	—	(0.1)	—	—	(0.1)
Policy loans	—	—	8.1	(26.3)	(18.2)

Total	$5.2	$(7.9)	$8.1	$(26.3)	$(20.9)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(128.7)	$117.5	$(11.2)

Three Months Ended June 30, 2020	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$39.0	$(0.1)	$—	$—	$38.9
Equity securities	1.6	(24.8)	—	—	(23.2)
Policy loans	—	—	9.6	(72.9)	(63.3)

Total	$40.6	$(24.9)	$9.6	$(72.9)	$(47.6)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(10.0)	$72.9	$62.9

Six Months Ended June 30, 2021	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$6.1	$(0.4)	$—	$—	$5.7
Equity securities	—	(7.5)	—	—	(7.5)
Limited partnerships	—	(0.1)	—	—	(0.1)
Policy loans	—	—	36.2	(77.7)	(41.5)
Total	$6.1	$(8.0)	$36.2	$(77.7)	$(43.4)
Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(211.2)	$251.3	$40.1

Six Months Ended June 30, 2020	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$19.6	$(2.3)	$—	$—	$17.3
Equity securities	1.6	(32.5)	—	—	(30.9)
Policy loans	—	—	51.7	(153.4)	(101.7)
Total	$21.2	$(34.8)	$51.7	$(153.4)	$(115.3)
Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(52.8)	$161.4	$108.6
For the three and six months ended June 30, 2021 and 2020, there were no transfers from Level 3 to NAV equivalent. For the three and six months ended June 30, 2021, transfers from Level 3 to Level 2 of the fair value hierarchy were $13.4 million and $22.9 million, respectively, and transfers from Level 2 to Level 3 were $21.1 million and $18.2 million, respectively. For the three and six months ended June 30, 2020, transfers from Level 3 to Level 2 of the fair value hierarchy were

$27.7 million and
 $0.1 million, respectively, and transfers from Level 2 to Level 3 were nil and $38.9 million, respectively.

The portion of gains (losses) included in net income or other comprehensive income (“OCI”) attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Three Months Ended June 30,
	2021		2020
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$1.1	$—	$(5.9)	$—
Other asset-backed securities	—	—	—	—
Equity securities	8.9	—	(12.7)	—
Limited partnerships	—	—	(0.2)	—
GMIB reinsurance recoverable	1.2	—	(66.6)	—
Funds withheld reinsurance assets	69.9	—	66.1	—

Liabilities
Embedded derivative liabilities	$(1,366.1)	$—	$3,577.6	$—
Funds withheld payable under reinsurance treaties	(542.5)	—	(277.9)	—

	Six Months Ended June 30,
	2021		2020
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$1.7	$—	$(5.3)	$—
Other asset-backed securities	—	—	—	—
Equity securities	6.8	—	(33.0)	—
Limited partnerships	—	—	(0.2)	—
GMIB reinsurance recoverable	(73.2)	—	132.7	—
Funds withheld reinsurance assets	125.1	—	120.9	—

Liabilities
Embedded derivative liabilities	$3,356.4	$—	$(6,277.4)	$—
Funds withheld payable under reinsurance treaties	455.5	—	(280.5)	—

Fair Value of Financial Instruments Carried at Other Than Fair Value
The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions).

		June 30, 2021		December 31, 2020
	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage loans	Level 3	$11,649.1	$12,151.4	$10,727.5	$11,348.9
Policy loans	Level 3	1,043.3	1,043.3	1,069.3	1,069.3
FHLB capital stock	Level 1	125.4	125.4	125.4	125.4

Liabilities
Annuity reserves (1)	Level 3	$37,263.5	$45,325.8	$38,562.8	$46,929.7
Reserves for guaranteed investment contracts (2)	Level 3	1,099.8	1,143.3	1,275.5	1,332.1
Trust instruments supported by funding agreements (2)	Level 3	6,331.7	6,587.9	8,383.9	8,701.8
Federal Home Loan Bank funding agreements (2)	Level 3	1,478.4	1,468.3	1,478.4	1,421.3
Funds withheld payable under reinsurance treaties	Level 2	26,240.3	26,240.3	27,518.4	27,518.4
Debt- all other	Level 2	317.7	397.7	322.0	412.3
Securities lending payable	Level 2	23.5	23.5	13.3	13.3
Federal Home Loan Bank advances	Level 2	250.0	250.0	380.0	380.0
Repurchase agreements	Level 2	2,257.1	2,257.1	1,100.0	1,100.0
Separate account liabilities (3)	Level 2	239,806.1	239,806.1	219,062.9	219,062.9

(1)	Annuity reserves represent only the components of other contract holder funds that are considered to be financial instruments.
(2)	Included as a component of other contract holder funds on the condensed consolidated balance sheets.
(3)	The values of separate account liabilities are set equal to the values of separate account assets.
Fair Value Option
The Company has elected the fair value option for funds withheld assets, which are held as collateral for reinsurance, totaling $3,703.6 million and $3,622.0 million at June 30, 2021 and December 31, 2020, respectively, as previously discussed above.
PPM America is a related-party of Jackson. As necessary, Jackson seeds new collateralized loan obligation issuances, or new share classes within these funds, in order to develop the requisite track record prior to allowing investment by external parties. Jackson may sell its interest in the fund once opened to investment by external parties. The Company concluded that these funds are VIEs and that the Company is the primary beneficiary as they have both the power to direct the most significant activities of the VIE as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. As such, the assets within these funds are consolidated into Jackson’s statement of financial position. PPM elected the fair value option for debt securities within these funds, totaling $1,267.6 million and $1,108.9 million at June 30, 2021 and December 31, 2020, respectively. These debt securities are reflected on the Company’s condensed consolidated balance sheet as debt securities, at fair value under the fair value option.
Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s condensed consolidated financial statements.

6.	Deferred Acquisition Costs
The balances of and changes in deferred acquisition costs were as follows (in millions):

	Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$13,897.0	$12,336.8
Deferrals of acquisition costs	400.3	351.5
Amortization related to:
Operating amortization	(94.4)	(175.1)
Non-operating amortization	(453.1)	631.1
Write-off related to Athene transaction	—	(625.8)

Total amortization (expense) benefit	(547.5)	(169.8)
Unrealized investment (gains) losses	63.5	90.8

Balance, end of period	$13,813.3	$12,609.3

7.	Reinsurance
The Company assumes and cedes reinsurance from and to other insurance companies in order to limit losses from large exposures. However, if the reinsurer is unable to meet its obligations, the originating issuer of the coverage retains the liability. The Company reinsures certain of its risks to other reinsurers under a coinsurance, modified coinsurance, or yearly renewable term basis. The Company regularly monitors the financial strength ratings of its reinsurers.
The Company has also acquired certain lines of business that are wholly ceded to non-affiliates.
These include both direct and assumed accident and health business, direct and assumed life insurance business, and certain institutional annuities.
As indicated in Note 1, on June 18, 2020, the Company’s subsidiary, Jackson, entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020 to reinsure on 100% quota share basis, a block of Jackson’s in-force
fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission, which was subject to a post-closing adjustment. Jackson allocated investments with a statutory book value of approximately $25.6 billion in support of reserves associated with the transaction to a segregated custody account, which investments are subject to an investment management agreement between Jackson and Apollo Insurance Solutions Group, LP (“Apollo”), an Athene affiliate. To further support its obligations under the coinsurance agreement, Athene procured $1.2 billion in letters of credit for Jackson’s benefit and has established a trust account for Jackson’s benefit funded with assets with a book value of approximately $69.5 million. In September 2020, the post-closing settlement resulted in ceded premium of $6.3 million and a decrease of $28.5 million in ceding commission.
Pursuant to the Athene coinsurance agreement, the Company holds certain assets as collateral. At June 30, 2021 and December 31, 2020, assets held as collateral in the segregated custody account were $26.6 billion and $28.3 billion, respectively.

The Company’s GMIBs are reinsured with an unrelated party and due to the net settlement provisions of the reinsurance agreement, meet the definition of a derivative. Accordingly, the GMIB reinsurance agreement is recorded at fair value on the Company’s consolidated balance sheets, with changes in fair value recorded in net gains (losses) on derivatives and investments. GMIB reinsured benefits are subject to aggregate annual claim limits. Deductibles also apply on reinsurance of GMIB business issued since March 1, 2005.
The Company has three retro treaties with Swiss Reinsurance Company Ltd. (“SRZ”). Pursuant to these retro treaties, the Company ceded to SRZ on a 100% coinsurance basis, subject to pre-existing
reinsurance with other parties, certain blocks of business. These blocks of business include disability income and accident and health business, a mix of life and annuity insurance business, and corporate owned life insurance business.

The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the condensed consolidated balance sheets (in millions):

	June 30, 2021	December 31, 2020
Assets
Debt securities	$21,170.3	$24,642.4
Equity securities	84.5	42.2
Mortgage loans	4,389.6	2,985.5
Policy loans	3,553.8	3,470.8
Derivative instruments, net	13.4	(13.1)
Limited partnerships	423.5	124.9
Cash and cash equivalents	345.6	394.1
Accrued investment income	175.6	190.3
Other assets and liabilities, net	38.4	22.8

Total assets (2)	$30,194.7	$31,859.9

Liabilities
Funds held under reinsurance treaties (1)	30,321.8	31,971.5

Total liabilities	$30,321.8	$31,971.5

(1)	Includes funds withheld embedded derivative of $372.9 million and $826.6 million at June 30, 2021 and December 31, 2020, respectively.
(2)	Certain assets are reported at amortized cost while the fair value of those assets are reported in the embedded derivative in the funds withheld liability.
The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the consolidated income statements were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Debt securities	$194.4	$67.7	$397.5	$71.9
Equity securities	3.5	—	2.4	—
Mortgage loans	43.4	10.5	78.0	10.5
Policy loans	80.6	74.0	161.7	154.5
Limited partnerships	(2.1)	—	0.6	—
Other investment income	—	0.1	0.2	0.1

Total investment income on funds withheld assets	319.8	152.3	640.4	237.0
Other investment expenses on funds withheld assets (1)	(26.0)	(8.1)	(55.5)	(8.1)

Total net investment income on funds withheld reinsurance treaties	$293.8	$144.2	$584.9	$228.9

(1)	Includes management fees.

The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the condensed consolidated income statements were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Available-for-sale securities
Realized gains on sale	$85.0	$1,598.1	$258.3	$1,598.1
Realized losses on sale	(10.9)	(2.2)	(12.8)	(2.2)
Credit loss expense	(0.5)	—	(0.5)	—
Gross impairments	—	(1.6)	—	(1.6)
Credit loss expense on mortgage loans	(11.6)	(17.7)	(4.6)	(17.7)
Other	(3.1)	—	(12.1)	—

Net gains (losses) on non-derivative investments	58.9	1,576.6	228.3	1,576.6
Net gains (losses) on derivative instruments	2.3	(204.2)	19.3	(204.2)
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	(828.6)	(119.0)	(117.3)	(203.7)

Total net gains (losses) on derivatives and investments	$(767.4)	$1,253.4	$130.3	$1,168.7

(1)
Includes the Athene embedded derivative gain (loss) of $(544.3) million and $453.7 million for the three and six months ended June 30, 2021, respectively, and $(279.0) million for both the three and six months ended June 30, 2020.

While the economic benefits of the funds withheld assets flow to the respective reinsurers, Jackson retains physical possession and legal ownership of the investments supporting the reserves. Net Investment Income and Net Gains (Losses) on Derivatives and Investments related to the funds withheld assets are included in periodic settlements under the reinsurance agreements which results in the flow of returns on the assets to the reinsurers. Net gains (losses) on the funds withheld assets are increased or decreased by changes in the embedded derivative liability related to the Athene Reinsurance Agreement and also include (i) changes in the related funds withheld payable and (ii) amortization of the basis difference between book value and fair value of the investments as of the effective date of the reinsurance agreements.
Components of the Company’s reinsurance recoverable were as follows (in millions):

	June 30, 2021	December 31, 2020
Reserves:
Life	$5,920.9	$5,963.9
Accident and health	557.8	568.7
Guaranteed minimum income benefits	267.2	340.3
Other annuity benefits (1)	26,687.8	27,535.8
Claims liability and other	813.0	860.8

Total	$34,246.7	$35,269.5

(1)	Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

8.	Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds
T
he following table sets forth the Company’s reserves for future policy benefits and claims payable balances (in millions):

	June 30, 2021	December 31, 2020
Traditional life	$4,358.8	$4,535.3
Guaranteed benefits (1)	5,046.1	8,508.5
Claims payable	1,029.8	1,109.5
Accident and health	1,225.8	1,257.2
Group payout annuities	5,077.2	5,220.3
Other	823.4	859.3

Total	$17,561.1	$21,490.1

(1)	Primarily includes the embedded derivative liabilities related to the GMWB reserve.
For traditional life insurance contracts, which include term and whole life, reserves are determined using the net level premium method and assumptions as of the issue date or acquisition date as to mortality, interest rates, lapse and expenses plus provisions for adverse deviation. These assumptions are not unlocked unless the reserve is determined to be deficient.
The Company’s liability for future policy benefits also includes liabilities for guaranteed benefits related to certain nontraditional long-duration life and annuity contracts, which are further discussed in Note 9.
The following table sets forth the Company’s liabilities for other contract holder funds balances (in millions):

	June 30, 2021	December 31, 2020
Interest-sensitive life	$11,725.4	$11,835.5
Variable annuity fixed option	10,168.2	10,609.6
Fixed annuity	16,284.6	16,746.3
Fixed index annuity (1)	13,809.6	14,209.2
GICs, funding agreements and FHLB advances	8,910.0	11,137.8

Total	$60,897.8	$64,538.4

(1)	Includes the embedded derivative liabilities related to fixed index annuity of $1,489.9 million and $1,483.9 million at June 30, 2021 and December 31, 2020, respectively.
For interest-sensitive life contracts, liabilities approximate the policyholder’s account value, plus the remaining balance of the fair value adjustment related to previously acquired business, which is further discussed below. The liability for fixed index annuities is based on three components, 1) the imputed value of the underlying guaranteed host contract, 2) the fair value of the embedded option component of the contract, and 3) the liability for guaranteed benefits related to the optional lifetime income rider. For fixed annuities, variable annuity fixed option, and other investment contracts, as detailed in the above table, the liability is the policyholder’s account value, plus the unamortized balance of the fair value adjustment related to previously acquired business. At June 30, 2021, the Company had interest sensitive life business with minimum guaranteed interest rates ranging from 2.5% to 6.0% with a 4.68% average guaranteed rate and fixed interest rate annuities with minimum guaranteed rates ranging from 1.0% to 5.5% and a 2.03% average guaranteed rate.
The Company recorded a fair value adjustment at acquisition related to certain annuity and interest sensitive liability blocks of business to reflect the cost of the interest guarantees within the in-force
liabilities, based on the difference between the guaranteed interest rate and an assumed new money guaranteed interest rate at acquisition. This adjustment was recorded in reserves for future policy benefits and claims payable. This reserve is reassessed at the end of each period, taking into account changes in the in-force
block. Any resulting change in the reserve is recorded as a change in reserve through the condensed consolidated income statements.

At both June 30, 2021 and December 31, 2020, approximately 95% of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates. The following tables show the distribution of th
e fixed int
erest rate annuities’ account values within the presented ranges of minimum guaranteed interest rates (in millions):

	June 30, 2021 Account Value
Minimum Guaranteed Interest Rate	Fixed	Fixed Index	Variable	Total
1.0%	$124.5	$232.7	$6,097.2	$6,454.4
>1.0% - 2.0%	59.6	1.5	226.5	287.6
>2.0% - 3.0%	1,130.6	185.4	3,291.3	4,607.3
>3.0% - 4.0%	607.6	—	—	607.6
>4.0% - 5.0%	278.0	—	—	278.0
>5.0% - 5.5%	72.2	—	—	72.2

Subtotal	2,272.5	419.6	9,615.0	12,307.1
Ceded reinsurance	12,529.5	13,390.0	—	25,919.5

Total	$14,802.0	$13,809.6	$9,615.0	$38,226.6

	December 31, 2020 Account Value
Minimum Guaranteed Interest Rate	Fixed	Fixed Index	Variable	Total
1.0%	$92.1	$164.5	$6,501.6	$6,758.2
>1.0% - 2.0%	63.3	2.7	235.7	301.7
>2.0% - 3.0%	1,162.1	189.9	3,356.6	4,708.6
>3.0% - 4.0%	622.5	—	—	622.5
>4.0% - 5.0%	280.3	—	—	280.3
>5.0% - 5.5%	73.2	—	—	73.2

Subtotal	2,293.5	357.1	10,093.9	12,744.5
Ceded reinsurance	12,923.7	13,852.1	—	26,775.8

Total	$15,217.2	$14,209.2	$10,093.9	$39,520.3

At June 30, 2021 and December 31, 2020, approximately 81% and 80%, respectively, of the Company’s interest sensitive life business account values correspond to crediting rates that are at the minimum guaranteed interest rates. The following table shows the distribution of the interest sensitive life business account values within the presented ranges of minimum guaranteed interest rates, excluding the business that is subject to the previously mentioned retro treaties (in millions):

	June 30, 2021	December 31, 2020

Minimum Guaranteed Interest Rate	Account Value - Interest Sensitive Life
>2.0% - 3.0%	$258.0	$269.6
>3.0% - 4.0%	2,775.4	2,819.5
>4.0% - 5.0%	2,439.9	2,488.2
>5.0% - 6.0%	2,001.3	2,044.6

Subtotal	7,474.6	7,621.9
Retro treaties	4,250.8	4,213.6

Total	$11,725.4	$11,835.5

The Company has established a $23.0 billion aggregate Global Medium Term Note program. Jackson National Life Global Funding was formed as a statutory business trust, solely for the purpose of issuing Medium Term Note instruments to institutional investors, the proceeds of which are deposited with the Company and secured by the issuance of funding agreements. The carrying values at June 30, 2021 and December 31, 2020 totaled $6.3 billion and $8.4 billion, respectively.
Those Medium Term Note instruments issued in a foreign currency have been hedged for changes in exchange rates using cross-currency swaps. The unrealized foreign currency gains and losses on those Medium Term Note instruments are included in the carrying value of the trust instruments supported by funding agreements.

Trust instrument liabilities are adjusted to reflect the effects of foreign currency translation gains and losses using exchange rates as of the reporting date. Foreign currency translation gains and losses are included in net gains (losses) on derivatives and investments.
Jackson and Squire Re are members of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with short-term and long-term funding facilities. Advances are in the form of short-term or long-term notes or funding agreements issued to FHLBI. At both June 30, 2021 and December 31, 2020, the Company held $125.4 million of FHLBI capital stock, supporting $1.8 billion and $1.9 billion in funding agreements, short-term and long-term borrowing capacity at June 30, 2021 and December 31, 2020, respectively.

9.	Certain Nontraditional Long-Duration Contracts and Variable Annuity Guarantees
The Company issues variable contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (“traditional variable annuities”). The Company also issues variable annuity and life contracts through separate accounts where the Company contractually guarantees to the contract holder (“variable contracts with guarantees”) either a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (guaranteed minimum death benefits, or “GMDB”), at annuitization (GMIB), upon the depletion of funds (GMWB) or at the end of a specified period (GMAB).
The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. Liabilities for guaranteed benefits are general account obligations and are reported in reserves for future policy benefits and claims payable. Amounts assessed against the contract holders for mortality, administrative, and other services are reported in revenue as fee income. Changes in liabilities for minimum guarantees are reported within death, other policy benefits and change in policy reserves within the condensed consolidated income statements with the exception of changes in embedded derivatives, which are included in net gains (losses) on derivatives and investments. Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the condensed consolidated income statements.

At June 30, 2021 and December 31, 2020, the Company provided variable annuity contracts with guarantees, for which the net amount at risk is defined as the amount of guaranteed benefit in excess of current account value, as follows (dollars in millions):

June 30, 2021	Minimum Return	Account Value	Net Amount at Risk	Weighted Average Attained Age	Average Period until Expected Annuitization

Return of net deposits plus a minimum return
GMDB	0-6%	$186,886.5	$2,078.7	68.5 years
GMWB - Premium only	0%	2,993.0	8.4
GMWB	0-5%*	249.9	8.5
GMAB - Premium only	0%	—	—
Highest specified anniversary account value minus withdrawals post-anniversary
GMDB		14,555.7	65.0	69.6 years
GMWB - Highest anniversary only		3,783.6	31.6
GMWB		663.5	47.7
Combination net deposits plus minimum return, highest specified anniversary account value minus withdrawals post-anniversary
GMDB	0-6%	9,628.8	498.9	71.7 years
GMIB	0-6%	1,718.0	466.2		0.6 years
GMWB	0-8%*	175,081.0	4,174.3

December 31, 2020	Minimum Return	Account Value	Net Amount at Risk	Weighted Average Attained Age	Average Period until Expected Annuitization

Return of net deposits plus a minimum return
GMDB	0-6%	$170,510.2	$2,339.5	67.3 years
GMWB - Premium only	0%	2,858.1	11.7
GMWB	0-5%*	247.5	10.8
GMAB - Premium only	0%	39.4	—
Highest specified anniversary account value minus withdrawals post-anniversary
GMDB		13,511.9	86.1	68.3 years
GMWB - Highest anniversary only		3,459.2	41.1
GMWB		646.0	55.4
Combination net deposits plus minimum return, highest specified anniversary account value minus withdrawals post-anniversary
GMDB	0-6%	8,890.8	614.8	70.5 years
GMIB	0-6%	1,675.3	555.5		0.5 years
GMWB	0-8%*	159,856.9	5,655.7

*
R
a
nges shown based on simple interest. The upper limits of
5
% or
8
% simple interest are approximately equal to 4.1% and 6%, respectively, on a compound interest basis over a typical
10-year
bonus period. The combination GMWB category also includes benefits with a defined increase in the withdrawal percentage under pre-defined
non-market
conditions.

A
mounts shown as GMWB above include a
‘not-for-life’
component up to the point at which the guaranteed withdrawal benefit is exhausted, after which benefits paid are considered to be
‘for-life’
benefits. The liability related to this
‘not-for-life’
portion is valued as an embedded derivative, while the
‘for-life’
benefits are valued as an insurance liability (see below). For this table, the net amount at risk of the
‘not-for-life’
component is the undiscounted excess of the guaranteed withdrawal benefit over the account value, and that of the
‘for-life’
component is the estimated value of additional life contingent benefits paid after the guaranteed withdrawal benefit is exhausted.
Account balances of contracts with guarantees were invested in variable separate accounts as follows (in millions):

	June 30,	December 31,
	2021	2020
Fund type:
Equity	$147,776.6	$132,213.0
Bond	20,288.8	20,202.9
Balanced	42,117.4	39,626.1
Money market	1,745.0	1,861.6

Total	$211,927.8	$193,903.6

GMDB liabilities reflected in the general account were as follows (in millions):

	Six Months Ended June 30,
	2021	2020
Balance as of beginning of period	$1,418.2	$1,282.9
Incurred guaranteed benefits	47.0	340.9
Paid guaranteed benefits	(56.7)	(81.4)

Balance as of end of period	$1,408.5	$1,542.4

The GMDB liability is determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the liability balance through the condensed consolidated income statement, within death, other policy benefits and change in policy reserves, if actual experience or other evidence suggests that earlier assumptions should be revised.
The following assumptions and methodology were used to determine the GMDB liability at both June 30, 2021 and December 31, 2020 (except where otherwise noted):

1)	Use of a series of stochastic investment performance scenarios, based on historical average market volatility.

2)	Mean investment performance assumption of 7.15%, after investment management fees, but before external investment advisory fees and mortality and expense charges.

3)	Mortality equal to 38% to 100% of the IAM 2012 basic table improved using Scale G through 2019.

4)	Lapse rates varying by contract type, duration and degree the benefit is in-the-money and ranging from 0.3% to 27.9% (before application of dynamic adjustments).

5)	Discount rates: 7.15% on 2020 and later issues, 7.4% on 2013 through 2019 issues, 8.4% on 2012 and prior issues.
Most GMWB reserves are considered to be derivatives under current accounting guidance and are recognized at fair value, as previously defined, with the change in fair value reported in net income (as net gains (losses) on derivatives and investments). The fair value of these liabilities is determined using stochastic modeling and inputs as further described in Note 5. The fair valued GMWB had a reserve liability of $2,235.7 million and $5,592.1 million at June 30, 2021 and December 31, 2020, respectively, and was reported in reserves for future policy benefits and claims payable.
T
he Company has also issued certain GMWB products that guarantee payments over a lifetime. Reserves for the portion of these benefits after the point where the guaranteed withdrawal balance is exhausted are calculated using assumptions and methodology similar to the GMDB liability. At June 30, 2021 and December 31, 2020, these GMWB reserves totaled

$185.6 million and $181.3 million, respectively, and were reported in reserves for future policy benefits and claims payable.
GMAB benefits were offered on some variable annuity plans. However, the Company no longer offers these benefits and all have expired as of June 30, 2021. The GMAB had an asset value that was immaterial to the consolidated financial statements at December 31, 2020.
The direct GMIB liability is determined at each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating the direct GMIB liability are consistent with those used for calculating the GMDB liability. At June 30, 2021 and December 31, 2020, GMIB reserves before reinsurance totaled $76.4 million and $86.9 million, respectively.
Other Liabilities – Insurance and Annuitization Benefits
The Company has established additional reserves for life insurance business for universal life plans with secondary guarantees, interest-sensitive life plans that exhibit “profits followed by loss” patterns and account balance adjustments to tabular guaranteed cash values on one interest-sensitive life plan.
Liabilities for these benefits have been established according to the methodologies described below:

	June 30, 2021			December 31, 2020
Benefit Type	Liability (in millions)	Net Amount at Risk (in millions)	Weighted Average Attained Age	Liability (in millions)	Net Amount at Risk (in millions)	Weighted Average Attained Age
Insurance benefits *	$935.0	$19,032.3	63.9 years	$939.6	$19,483.0	63.5 years
Account balance adjustments	136.7	N/A	N/A	133.6	N/A	N/A

*
Amounts for the universal life benefits are for the total of the plans containing any policies having projected non-zero
excess benefits, and thus may include some policies with zero projected excess benefits.

The following assumptions and methodology were used to determine the universal life insurance benefit liability for the periods referenced in the table above:

1)	Use of a series of deterministic premium persistency scenarios.

2)	Other experience assumptions similar to those used in amortization of deferred acquisition costs.

3)	Discount rates equal to credited interest rates, approximately 3.0% to 5.5% at both June 30, 2021 and December 31, 2020.
The Company also has a small closed block of
two-tier
annuities, where different crediting rates are used for annuitization and surrender benefit calculations. A liability is established to cover future annuitization benefits in excess of surrender values, and was immaterial to the condensed consolidated financial statements at both June 30, 2021 and December 31, 2020. The Company also offers an optional lifetime income rider with certain of its fixed index annuities. The liability established for this rider before reinsurance was $26.2 million and $
18.1

million at June 30, 2021 and December 31, 2020, respectively.

10.	Debt
The aggregate carrying value of borrowings was as follows (in millions):

	June 30,	December 31,
	2021	2020
Surplus note s	$249.7	$249.7
FHLBI bank loans	68.0	72.3

Total	$317.7	$322.0

A
t June 30, 2021, the above borrowings were all due after five years.
On February 22, 2021, the Company entered into loan facilities including a $1.0 billion revolving credit facility (the “Revolving Facility”), a $1.7 billion senior unsecured delayed draw term loan facility that matures in May 2022 (the “2022 DDTL Facility”) and the $1.0 billion senior unsecured delayed draw term loan facility that matures in February 2023 (the “2023 DDTL Facility”, and together with the Revolving Facility and the 2022 DDTL Facility, the “Credit Facilities”) with a syndicate of banks. The Revolving Facility provides liquidity backstop after separation from Prudential, and the delayed draw term loans will be used for general corporate purposes, including liquidity at the holding company and capitalization of the insurance subsidiaries. On September 10, 2021, we borrowed an aggregate principal amount of $
2.35
 billion

as follows: $1.6 billion under the 2022 DDTL Facility and $750 million under the 2023 DDTL Facility. Under the terms of the credit agreement for the DDTL Facilities, subject to certain exceptions, 100% of the net cash proceeds from any debt issuance, preferred equity issuance or hybrid instrument issuance by us or our subsidiaries is required to be applied (i) first to prepay the then outstanding principal amount and accrued interest thereon, if any, under the 2022 DDTL Facility (ii) thereafter, to prepay the then outstanding principal amount and accrued interest thereon, if any, under the 2023 DDTL Facility.
Surplus Notes
Under Michigan Insurance Law, for statutory reporting purposes, the surplus notes are not part of the legal liabilities of the Company and are considered surplus funds. Payments of interest or principal may only be made with the prior approval of the commissioner of insurance of the state of Michigan and only out of surplus earnings which the commissioner determines to be available for such payments under Michigan Insurance Law.
On March 15, 1997, the Company, through its subsidiary, Jackson, issued 8.15% surplus notes in the principal amount of $250.0 million due March 15, 2027. These surplus notes were issued pursuant to Rule 144A under the Securities Act of 1933, and are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5.1 million and $10.2 million for both the three and six months ended June 30, 2021 and 2020, respectively.
On November 6, 2019, the Company, through its subsidiary, Brooke Life, issued a 4.5% surplus note payable to its ultimate parent, Prudential, plc, in the principal amount of $2.0 billion due November 6, 2059. In exchange, the Company remitted a return of capital of $2.0 billion to Prudential, plc. In June 2020, Prudential transferred this note to the Company’s newly formed subsidiary, Jackson Finance, LLC (“Jackson Finance”). As settlement, the Company issued shares as further described in Note 18. As a result of the transfer, this note is considered intercompany and is eliminated in consolidation. This surplus note was issued pursuant to Rule 144A under the Securities Act of 1933, and is unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims. This note may be redeemed subject to prior approval of the Michigan Department of Insurance and Financial Services and at the mutual agreement of the Company and the holder after the thirtieth anniversary of the note’s issuance. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $18.5 million and $41.0 million for the three and six months ended June 30, 2020.
Federal Home Loan Bank Loans
The Company received loans of $50.0 million from the FHLBI under its community investment program in both 2015 and 2014, which amortize on a straight line basis over the loan term. The weighted average interest rate on these loans was 0.10% and 0.80% for the for the six months ended June 30, 2021 and 2020.
The outstanding balance on these loans was $68.1 million and $72.3 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the loans were collateralized by mortgage-related securities and commercial mortgage loans with a carrying value of $92.9 million.
Bank Loan
On November 7, 2019, the Company, issued a $350.0 million short-term note payable to Standard Chartered Bank, which was guaranteed by the Company’s ultimate parent, Prudential, plc. In exchange, the Company paid a dividend of $350.0 million to Prudential. This note accrued interest at LIBOR plus
0.20
% per annum and was due November 7, 2020. In 2020, the Company transferred this note, plus all outstanding interest due, to Prudential and in turn the Company issued shares as further described in Note 18. Interest expense on the notes was $1.7 million and $3.6 million for the three and six months ended June 30, 2020, respectively.

11.	Federal Home Loan Bank Advances
The Company, through its subsidiary, Jackson, entered into a short-term advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of $250.0 million and $380.0 million were outstanding at June 30, 2021 and December 31, 2020, respectively, and were recorded in other liabilities.

12.	Income Taxes
On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and included a tax provision allowing a five-year carryback of net operating losses for years 2018 through 2020. As a result of this provision, the Company recognized a tax expense of $33.0 million and a benefit of $16.3 million for the three and six months ended June 30, 2020, respectively. On June 18, 2020, the Company’s subsidiary announced the funds withheld coinsurance agreement with Athene effective June 1, 2020. As a result of the impact on forecasted taxable earnings the Company recorded a $33.0 million reduction to the impact of the CARES Act during the three months ended June 30, 2020.
The Company uses the estimated annual effective tax rate (“ETR”) method in computing the interim tax provision. Certain items, including those deemed unusual, infrequent, or that cannot be reliably estimated, are treated as discrete items and excluded from the estimated annual ETR. The actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual ETR, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions and are recorded in the period in which the change occurs. The estimated annual ETR is revised, as necessary, at the end of successive interim reporting periods.
The Company’s effective income tax rate

was 9.2% for the three months ended June 30, 2021, compared with 12.8% for the same period in 2020. The Company’s effective income tax rate was 18.2% for the six months ended June 30, 2021, compared with 24.4%
for the same period in 2020. The reduction in the effective tax rate for the three and six months ended June 30, 2021 was due to the relationship of income subject to tax compared to consolidated income before taxes and the impact of the CARES Act. The effective tax rate differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of tax credits.
The effective tax rate of 18.2% for the six months ended June 30, 2021 differs from the effective tax rate of 34.3% for the full year-ended December 31, 2020 due to the relationship of income subject to tax compared to consolidated income and losses before taxes, and for 2020, the impact of the CARES Act and tax true-ups related to prior years.

13.	Segment Information
The Company has three reportable segments consisting of Retail Annuities, Institutional Products, Closed Life and Annuity Block, plus its Corporate and Other segment. These segments reflect the manner by which the Company’s chief operating decision maker views and manages the business. The following is a brief description of the Company’s reportable segments.
Retail Annuities
The Company’s Retail Annuities segment offers a variety of retirement income and savings products through its diverse suite of products, consisting primarily of variable annuities, fixed index annuities, and fixed annuities. These products are distributed through various wirehouses, insurance brokers and independent broker-dealers, as well as through banks and financial institutions, primarily to high net worth investors and the mass and affluent markets.
The Company’s variable annuities, represent an attractive option for retirees and soon-to-be
retirees, providing access to equity market appreciation and add-on
benefits, including guaranteed lifetime income. A fixed index annuity is designed for investors who desire principal protection with the opportunity to participate in capped upside investment returns linked to a reference market index. The Company also provides access to guaranteed lifetime income as an add-on
benefit. A fixed annuity is a guaranteed product designed to build wealth without market exposure, through a crediting rate that is likely to be superior to interest rates offered from banks or money market funds.
The financial results of the variable annuity business within the Company’s Retail Annuities segment are largely dependent on the performance of the contract holder account value, which impacts both the level of fees collected and the benefits paid to the contract holder. The financial results of the Company’s fixed annuities, including the fixed portion of its variable annuity account values and fixed index annuities, are largely dependent on the Company’s ability to earn a spread between earned investment rates on general account assets and the interest credited to contract holders.
Institutional Products
The Company’s Institutional Products consist of traditional GICs, funding agreements (including agreements issued in conjunction with the Company’s participation in the U.S. Federal Home Loan Bank of Indianapolis program) and medium-term note funding agreements. The Company’s GIC products are marketed to defined contribution pension and profit sharing retirement plans. Funding agreements are marketed to institutional investors, including corporate cash accounts and securities lending funds, as well as money market funds, and are issued to the FHLBI in connection with its program.
The financial results of the Company’s institutional products business are primarily dependent on the Company’s ability to earn spreads on general account assets.
Closed Life and Annuity Blocks
Although the Company historically offered traditional life insurance products, it discontinued new sales of life insurance products in 2012. The Company’s Closed Life and Annuity Blocks segment includes life insurance products offered through that point, including various protection products, such as whole life, universal life, variable universal life and term life insurance products that provide financial safety for individuals and their families. This segment distributed these products primarily through independent insurance agents; independent broker-dealers; regional broker-dealers; wirehouses; registered investment advisers; and banks, credit unions and other financial institutions, primarily to the mass market. This segment also includes acquired closed blocks consisting primarily of life insurance.
The Company’s Closed Life and Annuity Blocks segment also includes group pay-out
annuities, consisting of a closed block of defined benefit annuity plans assumed from John Hancock USA and John Hancock Life Insurance Company of New York through a reinsurance agreement. A single premium payment from an employer (contract holder) funds the pension benefits for its employees (participants). The contracts are tailored to meet the requirements of the specific pension plan being covered.
The profitability of the Company’s Closed Life and Annuity Blocks segment is largely driven by its historical ability to appropriately price its products and purchase appropriately priced blocks of business, as realized through underwriting, expense and net gains (losses) on derivatives and investments, and the ability to earn an assumed rate of return on the assets supporting that business.
Corporate and Other
The Company’s Corporate and Other segment primarily consists of the operations of its investment management company, VIE’s and unallocated corporate income and expenses. The Corporate and Other segment also includes certain eliminations and consolidation adjustments.
Segment Performance Measurement
Segment operating revenues and pretax adjusted operating earnings are non-GAAP
financial measures that management believes are critical to the evaluation of the financial performance of the Company’s segments. The Company uses the same accounting policies and procedures to measure segment pretax adjusted operating earnings as used in its reporting of consolidated net income. Its primary measure is pretax adjusted operating earnings, which is defined as net income recorded in accordance with GAAP, excluding certain items that may be highly variable from period to period due to accounting treatment under GAAP, or that are
non-recurring
in nature, as well as certain other revenues and expenses which are not considered to drive underlying profitability. Operating revenues and pretax adjusted operating earnings should not be used as a substitute for net income as calculated in accordance with GAAP.
Pretax adjusted operating earnings equals net income adjusted to eliminate the impact of the following items:

•
Fees attributable to guarantee benefits: fees paid in conjunction with guaranteed benefit features offered for certain of the Company’s variable annuities and fixed index annuities are set at a level intended to mitigate the cost of hedging and funding the liabilities associated with such guaranteed benefit features. The full amount of the fees attributable to guarantee benefit features have been excluded from pretax adjusted operating earnings as the related net movements in freestanding derivatives and net reserve and embedded derivative movements, as described below, have been excluded from pretax adjusted operating earnings. This presentation of earnings is intended to directly align revenue and related expenses associated with the guaranteed benefit features;

•
Net movement in freestanding derivatives, except earned income (periodic settlements and changes in settlement accruals) on derivatives that are hedges of investments, but do not qualify for hedge accounting treatment: changes in the fair value of freestanding derivatives used to manage the risk associated with life and annuity reserves, including those arising from the guaranteed benefit features offered for certain variable annuities and fixed index annuities. Net movements in freestanding derivatives have been excluded from pretax adjusted operating earnings because the market value of these derivatives may vary significantly from period to period as a result of near-term market conditions and therefore are not directly comparable or reflective of the underlying profitability of the business;

•
Net reserve and embedded derivative movements: changes in the valuation of certain life and annuity reserves, a portion of which are accounted for as embedded derivative instruments and which primarily comprise of variable and fixed index annuity reserves, including those guaranteed benefit features offered for certain of the Company’s variable annuities. Net reserve and embedded derivative movements have been excluded from pretax adjusted operating earnings because the carrying values of these derivatives may vary significantly from period to period as the result of near-term market conditions and policyholder behavior-related inputs and therefore are not directly comparable or reflective of the underlying profitability of the business. Movements in reserves attributable to the current period claims and benefit payments in excess of a customer’s account value on these policies are also excluded from pretax adjusted operating earnings as these benefit payments are affected by near-term market conditions and policyholder behavior-related inputs and therefore may vary significantly from period to period;

•
Net Realized Investment Gains and Losses including change in fair value of funds withheld embedded derivative: Realized investment gains and losses associated with the periodic sales or disposals of securities, excluding those held within our trading portfolio, as well as impairments of securities, after adjustment for the non-credit
component of the impairment charges and change in fair value of funds withheld embedded derivative related to the Athene Reinsurance transaction;

•	DAC and DSI impact: amortization of deferred acquisition costs and deferred sales inducements associated with the items excluded from pretax adjusted operating earnings;

•	Net investment income on funds withheld assets: Includes net investment income on funds withheld assets related to the reinsurance transaction;

•
Other items:
one-time
or other
non-recurring
items, such as costs relating to the Company’s separation from its parent, Prudential, the impact of discontinued operations and investments that are consolidated on the financial statements due to U.S. GAAP accounting requirements, such as investments in collateralized loan obligations, but for which the consolidation effects are not aligned with the Company’s economic interest or exposure to those entities; and

•	Income taxes.
As detailed above, the fees attributed to guaranteed benefits, the associated movements in optional guaranteed benefit liabilities, and related claims and benefit payments are excluded from pretax adjusted operating earnings, as the Company believes this approach appropriately removes the impact to both revenue and expenses associated with the guaranteed benefit features that are offered for certain variable annuities and fixed index annuities.

Set forth in the tables below is certain information with respect to the Company’s segments, as described above (in millions):

Three Months Ended June 30, 2021	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Intersegment Eliminations	Total Consolidated
Operating Revenues
Fee income	$1,050.0	$122.8	$—	$33.3	$(14.5)	$1,191.6
Premium	—	33.8	—	—	—	33.8
Net investment income	143.6	204.9	56.7	(8.5)	48.4	445.1
Income on operating derivatives	14.6	17.5	—	8.1	—	40.2
Other income	12.0	12.0	—	6.4	—	30.4

Total Operating Revenues	1,220.2	391.0	56.7	39.3	33.9	1,741.1

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	11.5	191.5	—	—	—	203.0
Interest credited on other contract holder funds, net of deferrals	66.3	103.0	48.2	—	—	217.5
Interest expense	5.6	—	1.0	—	—	6.6
Operating costs and other expenses, net of deferrals	484.6	37.9	1.2	50.5	—	574.2
Deferred acquisition and sales inducements amortization	(31.0)	2.2	—	—	7.8	(21.0)

Total Operating Benefits and Expenses	537.0	334.6	50.4	50.5	7.8	980.3

Pretax Adjusted Operating Earnings	$683.2	$56.4	$6.3	$(11.2)	$26.1	$760.8

Three Months Ended June 30, 2020	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Intersegment Eliminations	Total Consolidated
Operating Revenues
Fee income	$792.2	$128.5	$—	$43.0	$(21.5)	$942.2
Premium	—	24.0	—	—	—	24.0
Net investment income	230.1	105.8	84.5	(61.0)	42.8	402.2
Income on operating derivatives	14.7	10.5	—	5.3	—	30.5
Other income	4.4	12.3	—	1.2	—	17.9

Total Operating Revenues	1,041.4	281.1	84.5	(11.5)	21.3	1,416.8

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	9.5	256.8	—	—	—	266.3
Interest credited on other contract holder funds, net of deferrals	173.8	106.3	62.8	—	—	342.9
Interest expense	7.0	—	4.2	20.2	—	31.4
Operating costs and other expenses, net of deferrals	406.2	36.6	1.3	54.1	—	498.2
Deferred acquisition and sales inducements amortization	(241.3)	4.0	—	—	5.9	(231.4)

Total Operating Benefits and Expenses	355.2	403.7	68.3	74.3	5.9	907.4

Pretax Adjusted Operating Earnings	$686.2	$(122.6)	$16.2	$(85.8)	$15.4	$509.4

Six Months Ended June 30, 2021	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Intersegment Eliminations	Total Consolidated
Operating Revenues
Fee income	$2,045.7	$248.0	$—	$68.9	$(29.7)	$2,332.9
Premium	—	71.3	—	—	—	71.3
Net investment income	348.7	461.4	120.4	(44.6)	97.1	983.0
Income on operating derivatives	28.6	37.7	—	12.4	—	78.7
Other income	23.6	21.7	—	8.3	—	53.6

Total Operating Revenues	2,446.6	840.1	120.4	45.0	67.4	3,519.5

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	17.5	412.7	—	—	—	430.2
Interest credited on other contract holder funds, net of deferrals	133.6	206.6	99.8	—	—	440.0
Interest expense	10.8	—	1.9	—	—	12.7
Operating costs and other expenses, net of deferrals	960.0	78.6	2.5	106.4	—	1,147.5
Deferred acquisition and sales inducements amortization	73.2	7.0	—	—	14.9	95.1

Total Operating Benefits and Expenses	1,195.1	704.9	104.2	106.4	14.9	2,125.5

Pretax Adjusted Operating Earnings	$1,251.5	$135.2	$16.2	$(61.4)	$52.5	$1,394.0

Six Months Ended June 30, 2020	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Intersegment Eliminations	Total Consolidated
Operating Revenues
Fee income	$1,649.7	$258.5	$—	$87.1	$(45.0)	$1,950.3
Premium	—	93.9	—	—	—	93.9
Net investment income	626.8	298.3	196.8	(77.4)	77.2	1,121.7
Income on operating derivatives	25.7	17.8	—	8.5	—	52.0
Other income	4.5	5.7	1.6	2.3	—	14.1

Total Operating Revenues	2,306.7	674.2	198.4	20.5	32.2	3,232.0

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	17.8	405.5	—	—	—	423.3
Interest credited on other contract holder funds, net of deferrals	398.0	214.6	136.4	—	—	749.0
Interest expense	15.8	—	12.8	44.6	—	73.2
Operating costs and other expenses, net of deferrals	849.3	76.3	2.6	92.8	—	1,021.0
Deferred acquisition and sales inducements amortization	163.8	7.8	—	—	9.1	180.7

Total Operating Benefits and Expenses	1,444.7	704.2	151.8	137.4	9.1	2,447.2

Pretax Adjusted Operating Earnings	$862.0	$(30.0)	$46.6	$(116.9)	$23.1	$784.8

Included in the intersegment eliminations in the above tables, is the elimination from fee income and investment income of investment fees paid by Jackson to PPM, and the elimination of investment income between Retail Annuities and the Corporate and Other segments.

The following table summarizes the reconciling items from the non-GAAP
measure of operating revenues to the GAAP measure of total revenues attributable to the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total operating revenues	$1,741.1	$1,416.8	$3,519.5	$3,232.0
Fees attributed to variable annuity benefit reserves	701.0	617.7	1,372.6	1,224.6
Net gains (losses) on derivatives and investments	(2,560.9)	(4,401.9)	106.2	(2,065.1)
Net investment income related to noncontrolling interests	56.1	(53.7)	124.4	(59.5)
Consolidated investments	0.8	(56.0)	31.3	(66.6)
Net investment income on funds withheld assets	293.8	144.2	584.9	228.9

Total revenues	$231.9	$(2,332.9)	$5,738.9	$2,494.3

The following table summarizes the reconciling items from the non-GAAP
measure of operating benefits and expenses to the GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total operating benefits and expenses	$980.3	$907.4	$2,125.5	$2,447.2
Benefits attributed to variable annuity benefit reserves	28.5	50.3	66.4	89.9
Amortization of DAC and DSI related to non-operating revenues and expenses	(242.7)	(1,263.5)	453.1	(631.7)
SOP 03-1 reserve movements	(21.2)	(457.5)	(3.6)	334.1
Athene reinsurance transaction	—	2,046.7	—	2,046.7
Other items	25.4	3.7	50.5	4.0

Total benefits and expenses	$770.3	$1,287.1	$2,691.9	$4,290.2

The following table summarizes the reconciling items, net of deferred acquisition costs and deferred sales inducements, from the non-GAAP
measure of pretax adjusted operating earnings to the GAAP measure of net income attributable to the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pretax adjusted operating earnings	$760.8	$509.4	$1,394.0	$784.8
Non-operating adjustments (income) loss:
Fees attributable to guarantee benefit reserves	701.0	617.7	1,372.6	1,224.6
Net movement in freestanding derivatives	(442.2)	(9,340.3)	(3,472.9)	2,717.9
Net reserve and embedded derivative movements	(1,373.7)	3,715.9	3,218.5	(6,536.7)
DAC and DSI impact	242.8	1,264.6	(453.1)	631.8
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	(752.4)	1,629.8	297.8	1,329.9
Loss on funds withheld reinsurance transaction	—	(2,046.7)	—	(2,046.7)
Net investment income on funds withheld assets	293.8	144.2	584.9	228.9
Other items	(24.6)	(60.9)	(19.2)	(70.9)

Pretax income (loss) attributable to Jackson Financial Inc.	(594.5)	(3,566.3)	2,922.6	(1,736.4)
Income tax expense (benefit)	(54.5)	(457.0)	531.1	(423.8)

Net income (loss) attributable to Jackson Financial, Inc.	$(540.0)	$(3,109.3)	$2,391.5	$(1,312.6)

14.	Commitments, Contingencies, and Guarantees
The Company and its subsidiaries are involved in litigation arising in the ordinary course of business. It is the opinion of management that the ultimate disposition of such litigation will not have a material adverse effect on the Company’s financial condition. Jackson has been named in civil litigation proceedings, which appear to be substantially similar to other class action litigation brought against many life insurers including allegations of misconduct in the sale of insurance products. The Company accrues for legal contingencies once the contingency is deemed to be probable and reasonably estimable. At June 30, 2021 and December 31, 2020, the Company recorded accruals totaling $6.4 million and $13.1 million, respectively.
At June 30, 2021, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $1,451.5 million. At June 30, 2021, unfunded commitments related to fixed-rate commercial mortgage loans and other debt securities totaled $1,335.6 million.

15.	Other Related Party Transactions
The Company’s investment management operation, PPM, provides investment services to other non-consolidated
Prudential affiliated entities. The Company recognized $8.9 million and $8.8 million of revenue during the three months ended June 30, 2021 and 2020, and $18.7 million and $17.1 million of revenue during the six months ended June 30, 2021 and 2020, associated with these investment services. This revenue is included in fee income in the accompanying consolidated income statements.
The Company, through its PGDS subsidiary, provides various information security and technology services to certain non-consolidated
Prudential affiliates. The Company recognized $1.1 million and $0.4 million of revenue during the three months ended June 30, 2021 and 2020, and $2.3 million and $0.7 million of revenue during the six months ended June 30, 2021 and 2020, associated with these services. This revenue is included in other income in the accompanying consolidated income statements, and is substantially equal to the costs incurred to provide the services, which are reported in operating costs and other expenses in the consolidated income statements.
As a result of the previously mentioned investment management agreement between Jackson and Apollo, an affiliate of Athene, the Company pays Apollo management fees which are calculated and paid monthly in arrears. The Company incurred $25.8 million and $4.1 million during the three months ended June 30, 2021 and 2020, and $53.9 million and $4.1 million during the six months ended June 30, 2021 and 2020, associated with these services.

16.	Operating Costs and Other Expenses
The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Asset-based commission expenses	$281.1	$213.5	$548.2	$425.5
Other commission expenses	263.0	206.0	529.5	483.4
Athene ceding commission (1)	—	(1,231.1)	—	(1,231.1)
General and administrative expenses	256.5	227.6	520.6	466.4
Deferral of acquisition costs	(201.0)	(145.2)	(400.4)	(350.3)

Total operating costs and other expenses	$599.6	$(729.2)	$1,197.9	$(206.1)

(1)	See Note 7 for further information

17.	Accumulated Other Comprehensive Income
The following table represents changes in the balance of accumulated other comprehensive income
(“
AOCI”), net of income tax, related to unrealized investment gains (losses) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period (1)	$1,442.5	$1,963.0	$3,820.6	$2,396.7
OCI before reclassifications	1,062.8	1,988.2	(1,238.6)	1,596.7
Amounts reclassified from AOCI	(115.1)	(521.8)	(191.8)	(564.0)

Balance, end of period (1)	$2,390.2	$3,429.4	$2,390.2	$3,429.4

(1)
Includes $632.1 million, $1,212.8 million, and $1,107.9 million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of June 30, 2021, December 31, 2020, and June 30, 2020, respectively.

The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Income Statement
	Three Months Ended June 30,
	2021	2020
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$(147.5)	$(663.5)	Net gains (losses) on derivatives and investments
Other impaired securities	—	3.0	Net gains (losses) on derivatives and investments

Net unrealized gain (loss), before income taxes	(147.5)	(660.5)
Income tax expense (benefit)	(32.4)	(138.7)

Reclassifications, net of income taxes	$(115.1)	$(521.8)

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Income Statement
	Six Months Ended June 30,
	2021	2020
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$(244.6)	$(721.4)	Net gains (losses) on derivatives and investments
Other impaired securities	—	7.5	Net gains (losses) on derivatives and investments

Net unrealized gain (loss), before income taxes	(244.6)	(713.9)
Income tax expense (benefit)	(52.8)	(149.9)

Reclassifications, net of income taxes	$(191.8)	$(564.0)

18.	Equity
Common Stock
The Company has two classes of common stock: Class A common stock and Class B common stock. Both classes have a par value of $0.01 per share. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to one-tenth of one vote per share. Except for voting rights, the Company’s Class A common stock and Class B common stock have the same dividend rights, are equal in all respects, and are otherwise treated as if they were one class of shares. At both June 30, 2021 and December 31, 2020, the Company was authorized to issue up to

900 million shares of Class A stock and 100 million shares of Class B stock.
On September 9, 2021, the Company effected a
104,960.3836276-for-1
stock split of its Class A common stock and Class B common stock by way of a reclassification of its Class A common stock and Class B common stock. The incremental par value of the newly issued shares was recorded with the offset to additional paid-in
capital. All share and earnings per share

information presented herein have been retroactively adjusted to reflect the stock split. At both June 30, 2021 and December 31, 2020, there were 93,099,859 shares of Class A common stock and 1,364,484 shares of Class B common stock issued and outstanding, as all share information presented herein has been retroactively adjusted to reflect the stock split.
In June 2020, the Company formed a new subsidiary, Jackson Finance, LLC (“Jackson Finance”), a Michigan limited liability company. Subsequently, Prudential and Jackson Finance entered into an Assignment and Assumption Agreement, whereby Prudential assigned to Jackson Finance all of its right, title, and interest in a $2.0 billion surplus note issued by Brooke Life, an affiliate of the Company, to Prudential in exchange for Jackson Finance giving an undertaking to Prudential to pay the $2.0 billion principal plus accrued interest (“JF Receivable”). Subsequently, the Company issued 39,255,183 shares of Class A common stock to a Prudential affiliate, adjusted for the effect of the stock split, pursuant to a share subscription and accepted the JF Receivable in settlement of the share subscription, ultimately resulting in a cashless transaction in which the surplus note was contributed to Jackson Finance.
On June 24, 2020, the Company entered into a Supplemental Agreement in respect to its outstanding $350.0 million loan with Standard Chartered Bank, pursuant to which the Company transferred the loan to its ultimate parent, Prudential, the former guarantor of the loan. The Company established a payable to Prudential for the $350.0 million, plus all outstanding interest due, and Prudential, in turn, set up a receivable, which was contributed to the Company’s parent. Subsequently, the Company issued 6,927,385 shares of Class A common stock to Prudential, adjusted for the effect of the stock split, pursuant to a subscription agreement and accepted the receivable in settlement of the share subscription under a deed of assignment and settlement, ultimately resulting in a cashless transaction.
On June 18, 2020, the Company entered into an investment agreement with Athene Life Re Ltd., pursuant to which Athene would invest $500.0 million of capital into the Company in return for a 9.9 percent voting interest corresponding to a 11.1 percent economic interest in the Company. The agreement was completed on July 17, 2020 and the Company issued 9,131,553 shares of Class A common stock and 1,364,484 shares of Class B common stock to Athene, adjusted for the effect of the stock split. Subsequently, in August 2020, the Company ultimately made a
$500.0
million capital contribution to its insurance company subsidiary, Jackson.
Effective July 17, 2020, the 83,968,306 split-adjusted shares of Class A common stock issued to the Company’s parent, Prudential, with a par value of $125.00 per share, were reclassified and converted into Class A common stock with a par value of $0.01 per share.
Dividends to Shareholders
There were no dividends declared or paid to the Company’s stockholders for three and six months ended June 30, 2021 and 2020, respectively.
Incentive Stock Plan
In April 2021, the Company’s board of directors adopted, and the Company’s stockholders approved, the Jackson Financial Inc. 2021 Omnibus Incentive Plan (the “Incentive Plan”). This Incentive Plan became effective following the completion of the Demerger, and will replace the Prudential PLTIP and Retention Share Plans.
Cumulative Effect of Changes in Accounting Principles
In 2020, the Company adopted ASU
No. 2016-13
and all related amendments with a cumulative effect
pre-tax
adjustment at June 30, 2020 of $60.7 million to reduce retained earnings primarily related to the Company’s commercial mortgage loans.

19.	Earnings Per Share
Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial Inc. shareholders by the weighted-average number of Class A and Class B common shares outstanding during the period. Diluted earnings per share would be calculated by dividing the net income (loss) attributable to Jackson Financial Inc. shareholders, by the weighted-average number of shares of Class A common stock and Class B common stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. For the three and six months ended June 30, 2021 and 2020, the Company did not have any share-based plans involving the issuance of the Company’s equity and, therefore, no impact to the diluted earnings per share calculation. Following the completion of the Demerger, the Company expects to have dilutive shares as a result of the conversion of existing Prudential share-based incentive plans and issuance of new awards as described above.
The following table sets forth the calculation of earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$(540.0)	$(3,109.3)	$2,391.5	$(1,312.6)

Weighted average shares of common stock outstanding - basic	94,464,343	44,433,998	94,464,343	41,336,994
Weighted average shares of common stock outstanding - diluted	94,464,343	44,433,998	94,464,343	41,336,994

Earnings per share—common stock
Basic	$(5.72)	$(69.98)	$25.32	$(31.75)
Diluted	$(5.72)	$(69.98)	$25.32	$(31.75)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE
Certain statements made in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and includes any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements may contain words like: “anticipate,” “believe,” “estimate,” “expect,” “project,” “shall,” “will” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective services or products, future performance or financial results and the outcome of contingencies, such as legal proceedings.
Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

•	general conditions in the global capital markets and the economy;

•
adverse capital and credit market conditions, including volatility in interest rates and credit spreads, prolonged periods of low interest rates, volatile equity markets and decreased liquidity and credit capacity;

•	adverse impacts on our results of operations and capitalization as a result of optional guarantee benefits within certain of our annuities;

•	unavailability of hedging instruments and inadequacy of our hedging and reinsurance programs to protect us against the full extent of the exposure or losses we seek to mitigate;

•	variance in the performance of our hedge assets and customer funds, also referred to as basis risk;

•	disruptions in our business functions as a result of adverse outcomes from our operational risks and those of our material outsourcing partners;

•	operational failures, failure of our information technology systems, and the failure to protect the confidentiality of customer information or proprietary business information;

•	inability to recruit, motivate and retain experienced and productive employees;

•	misconduct by our employees or business partners;

•	difficulty in marketing and distributing products;

•	Jackson Financial’s dependence on the ability of its subsidiaries to transfer funds to meet Jackson Financial’s obligations and liquidity needs;

•	risks arising from acquisitions or other strategic transactions;

•	risks related to natural and man-made disasters and catastrophes, diseases, epidemics, pandemics (including COVID-19), malicious acts, cyberattacks, terrorist acts, civil unrest and climate change;

•	the degree to which we are leveraged and our inability to refinance our indebtedness;

•	deterioration of the credit quality of the securities and loans in our investment portfolio;

•	failure to adequately describe and administer, or meet any of the complex product and regulatory requirements relating to, the many complex features and options contained in our annuities;

•
our counterparties’ requirements to pledge collateral or make payments related to declines in estimated fair value of specified assets and changes in the actual or perceived soundness or condition of other financial institutions and market participants;

•	inadequate reserves due to differences between our actual experience and management’s estimates and assumptions;

•	significant deviations from our assumptions regarding the probabilities that our annuity contracts will remain in force from one period to the next;

•	changes in the levels of amortization of deferred acquisition costs (“DAC”);

•	changes in accounting standards;

•	models that rely on a number of estimates, assumptions, sensitivities and projections that are inherently uncertain and which may contain misjudgments and errors;

•	a downgrade in our financial strength or credit ratings;

•	competition from other insurance companies, banks, asset managers and other financial institutions;

•	failure of our risk management policies and procedures to adequately identify, monitor and manage risks, which could leave us exposed to unidentified or unanticipated risks;

•	changes in U.S. federal income or other tax laws or the interpretation of tax laws;

•	changes in U.S. federal, state and other securities and state insurance laws and regulations; and

•	adverse outcomes of legal or regulatory actions.
The risks and uncertainties included here are not exhaustive. Our Form 10 includes additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.
Further, it is not possible to assess the effect of all risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report, except as otherwise required by law.
Available Information
We maintain a public website at www.jackson.com. We use our website as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance information. We post filings on our website as soon as practicable after they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms
10-K
and
10-Q
and current reports on Form
8-K;
our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the “Investor Relations” section of our website free of charge. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes contained in Part I, Item 1 of this Quarterly Report on
Form 10-Q,
as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) that was declared effective by the SEC on August 6, 2021 (the “Form 10”).
Jackson Financial Inc. (“Jackson Financial”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life in the United States (“U.S.”). Jackson Financial, domiciled in the U.S., was, as of June 30, 2021, a majority-owned subsidiary of Prudential plc (“Prudential”), London, England and was the holding company for Prudential’s U.S. operations. As described below, the Company’s demerger from Prudential was completed on September 13, 2021 (“Demerger”), and the Company is no longer a majority-owned subsidiary of Prudential. Jackson Financial’s primary life insurance subsidiary, Jackson, is licensed to sell group and individual annuity products (including fixed, fixed index and variable annuities), and various protection products, primarily whole life, universal life and variable universal life and term life insurance products in all 50 states and the District of Columbia.
On January 28, 2021, Prudential announced its intent to pursue the separation of its U.S. business operations in 2021. On August 6, 2021, the registration on Form 10 of the Company’s Class A common stock, par value $0.01 per share, became effective under the Securities Exchange Act of 1934, as amended. The Demerger transaction described in the Form 10 was effective on September 13, 2021. Post-demerger, Prudential retained a 19.9 percent non-controlling
interest in the Company.
On September 9, 2021, the Company effected a
104,960.3836276-for-1
stock split of its Class A common stock and Class B common stock by way of a reclassification of its Class A common stock and Class B common stock. The incremental par value of the newly issued shares was recorded with the offset to additional paid-in
capital. All share and earnings per share information presented herein have been retroactively adjusted to reflect the stock split.
On June 18, 2020, the Company’s subsidiary, Jackson, announced that it had entered into a funds withheld coinsurance agreement with Athene Life Re Ltd. (“Athene”) effective June 1, 2020 to reinsure on 100% quota share basis, a block of Jackson’s in-force
fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission.
In addition, we entered into an investment agreement with Athene Life Re Ltd., pursuant to which Athene would invest $500.0 million of capital into the Company in return for a 9.9% voting interest corresponding to a 11.1% economic interest in the Company. The transaction was completed on July 17, 2020. In August 2020, the Company contributed the $500.0 million, as a capital contribution, to its subsidiary, Jackson.

Executive Summary
This executive summary of Management’s Discussion and Analysis of Financial Condition and Results of Operation highlights selected information and may not contain all of the information that is important to current or potential investors in our securities. You should read this Quarterly Report on Form
10-Q,
together with the Form 10, in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.
We help Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life. We believe that we are uniquely positioned in our markets because of our differentiated products, well-known brand and disciplined risk management. Our market leadership is supported by our efficient and scalable operating platform and industry-leading distribution network. We believe these core strengths will enable us to grow profitably as an aging U.S. population transitions into retirement.
We offer a diverse suite of annuities to retail investors in the U.S.. Our variable annuities have been among the best-selling products of their kind in the U.S. primarily due to the differentiated features we offer as compared to our competitors, in particular the wider range of investment options and greater freedom to invest across multiple investment options. We also offer fixed index annuities and fixed annuities and intend to offer a registered index-linked annuity, or RILA, in the fourth quarter of 2021.
We sell our products through a distribution network that includes independent broker-dealers, wirehouses, regional broker-dealers, banks, and independent registered investment advisors, third-party platforms and insurance agents. We have been the top selling retail annuity company in the United States for eight of the past nine years, according to LIMRA.
Our operating platform is scalable and efficient. We administer approximately 75% of our in-force
policies on our
in-house
policy administration platform. The remainder of our business is administered through established third-party arrangements. We believe that our operating platform provides us with a competitive advantage by allowing us to grow efficiently and provide superior customer service.
We manage our business through three segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report certain activities and items that are not included in these segments, including the results of PPM, in Corporate and Other. See Note 13 to Condensed Consolidated Financial Statements for further information on our segments.
Revenues
Our revenues come from five primary sources:

•	Fee income derived from our annuities and investment management products;

•	Net investment income from our investment portfolio;

•	Premiums from certain of our life insurance and annuity products, as well as premiums from reinsurance transactions;

•	Net realized gains (losses) on investments, including trading activity within our investment portfolio and risk management related derivative activities; and

•	Other income, which primarily represents expense allowances associated with our reinsurance agreements.
Benefits and Expenses
Our benefits and expenses consist of five primary sources:

•	Death, other policy benefits and change in policy reserves, net of deferrals;

•	Interest credited on contract holder funds, net of deferrals;

•	Operating costs and other expenses, net of deferrals;

•	Interest expense; and

•	Amortization of deferred acquisition and sales inducement costs.

Net Income Volatility
Our results experience net income volatility due to the mismatch between movements in our policyholder liabilities and the market driven movements in the derivatives used in our hedging program. Our hedging program seeks to balance three objectives: protecting against the economic impact of adverse market conditions, protecting our statutory capital and stabilizing our statutory distributable earnings throughout market cycles. Our hedging program is based on economic cash flow models of our liabilities, rather than the U.S. GAAP accounting view of the embedded derivative liabilities. We do not directly seek to offset the movement in our U.S. GAAP liabilities from adverse market conditions. As a result, the changes in the value of the derivatives used as part of the hedging program are not expected to match the movements in the hedged liabilities on a U.S. GAAP basis from period to period, resulting in net income volatility. Accordingly, we evaluate and manage the performance of our business using Adjusted Operating Earnings, a non-GAAP
financial measure that reduces the impact of market volatility by excluding changes in fair value of freestanding and embedded derivative instruments.
Significant Factors Impacting Results
The following selected factors have impacted, and may in the future impact, our financial condition and results of operations.
Impact of Hedging
We utilize derivatives primarily as part of our variable and fixed index annuity financial risk management program, primarily to reduce the inherent equity market and interest rate risk associated with the optional guarantee benefits embedded in those products. Derivative contracts, primarily composed of futures and options on equity indices and interest rates, are an essential part of our program and are selected to provide a measure of economic protection. These transactions are intended to manage the risk of a change in the value, yield, price, cash flows or degree of exposure with respect to assets, liabilities or future cash flows which we have acquired or incurred. Our hedging program seeks to balance three objectives: protecting against the economic impact of adverse market conditions, protecting our statutory capital and stabilizing our statutory distributable earnings throughout market cycles. The balance among these three objectives may shift over time based on our capital position, market conditions and other needs of the business. For example, in 2020 our total level of hedging requirements under our risk framework were higher as a result of our level of statutory capital and our focus on protecting statutory capital in preparation for the Demerger.
We do not employ a hedging program that seeks to offset the movement in our U.S. GAAP liabilities. As a result, the changes in the value of these derivatives are not expected to match the movements in hedged liabilities on a U.S. GAAP basis from period to period. With this focus, the program does not meet the accounting requirements for hedge accounting and, accordingly, we have not sought hedge accounting treatment on either a U.S. GAAP or Statutory accounting principles basis. Accordingly, changes in value of the derivatives are recognized in the period in which they occur with offsetting changes in reserves recognized in the current period, resulting in net income volatility.
Impact of Mean Reversion Methodology on DAC Amortization
Our operating income includes amortization of DAC balances. For our variable annuities, DAC is amortized in proportion to expected gross profits. A significant portion of the expected gross profits on our variable annuities are composed of the core contract charges, investment management fees, and associated administrative fees, which depend on the performance of the account value upon which fees are assessed, as well as guarantee fees, which are assessed on the benefit base. This, in turn, depends on account value returns from period to period, including in future periods, and the features of optional guarantee benefits selected by our customers. We employ a mean reversion methodology with the objective of stabilizing the amortization of DAC that would otherwise be highly volatile due to fluctuations in future gross profits arising from changes in equity market and interest rate levels over the short term. The mean reversion methodology seeks to achieve this objective by applying a dynamic adjustment to the assumption for short-term future investment returns. This dynamic adjustment incorporates actual returns for the current and preceding two years combined along with our estimate of projected returns for the next five years that are set such that the average rate of return over the eight- year period is equivalent to the current long-term assumed return. This methodology prevents our DAC models from being distorted by a significant increase or decrease in the account value or benefit base in one period from inflated or deflated projected contract-related charges (including core contract charges and guarantee fees, as applicable) due to volatility in equity market returns or interest rates. However, this methodology does result in income volatility when historical period returns that deviate significantly from the mean are dropped from the mean reversion formula. For example, during a period in which a large negative return falls out of the calculation due to the passage of time, the projected returns for the next five years would be reset at a lower level, such that the average rate of return over the eight-year period remains equivalent to the current long-term assumed return. This would result in a potentially materially higher amortization of DAC for the current period, even if the actual returns for the current period are equivalent to the current long-term assumed return.
Recent Acquisitions and Reinsurance Transactions
We have and expect to continue to manage and diversify our overall mortality and longevity risks through closed block acquisitions, which we believe provide opportunities to deploy capital at attractive risk-adjusted returns and diversify our in-force
business. We also use third-party reinsurance to manage capital in support of our strategy by monetizing selected risks in our in-force
business. A reinsurance transaction could have a significant impact on our results of operations in the period in which the transaction occurs as a result of the reserves acquired or divested at the time the transaction is closed, and assets added or removed from the balance sheet (including any premium paid or received), net of ceding commission. A reinsurance transaction could also impact the credit risk in our investment portfolio. Generally, acquired blocks of business will increase our exposure to credit risk in our investment portfolio, while business that is disposed of or reinsured will reduce the amount of credit risk in our investment portfolio and increase the counterparty credit risk to which we are exposed.
Retail Annuities
Effective June 1, 2020, we entered into a reinsurance agreement with Athene, ceding a $27.6 billion portfolio of fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions. Our reinsurance arrangement with Athene is a funds withheld coinsurance arrangement where Athene, as reinsurer, will bear responsibility for all financial terms of the reinsured policies (i.e., premiums, expenses, claims, etc.) and, we, as the ceding company, hold certain assets backing the reserves as collateral in a segregated custody account.
Separation Costs
Prior to the Demerger, we received certain operational support services from Prudential and provided services to Prudential, pursuant to an intra-group master services agreement. Such intra-group master services agreement was terminated in connection with the Demerger as part of the complete operational separation of Prudential’s and our businesses. The process of replicating and replacing functions, systems and infrastructure provided by Prudential or certain of its affiliates in order to operate as a separate public company has been completed. In connection with preparing for the Demerger and our operation as a separate, publicly traded company, we incurred, and expect to incur, one-time
and recurring expenses. We estimate that the aggregate amount of these one-time
expenses will be approximately $75 million, of which approximately $18 million was incurred in 2020 and approximately $51 million was incurred during the six months ended June 30, 2021, with the remainder expected to be incurred throughout the remainder of the year. We estimate that our incremental annual recurring expenses relating to operating on a stand-alone basis will be between approximately $25 million and $30 million. These expenses primarily relate to information security, finance, risk management, human resources, corporate communications, public relations and other support services.
Macroeconomic, Industry and Regulatory Trends
We discuss a number of trends and uncertainties below that we believe could materially affect our future business performance, including our results of operations, our investments, our cash flows, and our capital and liquidity position.
Macroeconomic and Financial Market Conditions
Our business and results of operations are affected by macroeconomic factors. The level of interest rates and shape of the yield curve, credit and equity market performance (including market paths, equity volatility and other factors), regulation, tax policy, the level of U.S. employment, inflation and the overall economic growth rate can affect both our short and long-term profitability. Monetary and fiscal policy in the United States, or similar actions in foreign nations, could result in increased volatility in financial markets, including interest rates, currencies and equity markets, and could impact our business in both the short-term and medium-term. Political events, including the imposition of stay-at-home
orders and business shutdowns or other effects arising as a result of the
COVID-19
pandemic, civil unrest, tariffs or other barriers to international trade, and the effects that these or other political events could have on levels of economic activity, could also impact our business through impacts on consumers’ behavior or impact on financial markets.

In the short- to medium-term, the potential for increased volatility, coupled with prevailing interest rates remaining below historical averages and uncertain equity market performance, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Our financial performance can be adversely affected by market volatility and equity market declines if fees assessed on the account value or benefit base of our annuities fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.
Equity Market Environment
Our financial performance is impacted by the performance of equity markets. For example, our variable annuities earn fees based on the account value, which changes with equity market levels. After a very volatile 2020, U.S. equity markets reached new all time highs in the first half of 2021. Equity volatility moderated in the first half of 2021 from historically high levels in 2020 resulting in reduced hedging costs year over year. Equity implied volatility remains above its historical average in 2021. The financial performance of our hedging program could be impacted by large directional market movements or periods of high volatility. In particular, our hedges could be less effective in periods of large directional movements or we could experience more frequent or more costly rebalancing in periods of high volatility, which would lead to adverse performance versus our hedge targets and increased hedging costs. Further, we are also exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance is perfectly correlated to the performance of the funds into which customers allocate their assets. We make funds available to customers where we believe we can transact in sufficiently correlated hedge assets, and we anticipate some variance in the performance of our hedge assets and customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our hedge results relative to our hedge targets.
Interest Rate Environment
We believe the interest rate environment will continue to impact our business and financial performance in the future for several reasons, including the following:

•
Our investment portfolio is predominantly composed of fixed income securities. In the near term, we expect the yields we earn on new investments will be materially lower than yields we earned on maturing investments due to the low interest rate environment.

•
A prolonged low interest rate environment could subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for optional guarantee benefits, decreasing statutory surplus, which would adversely affect their ability to pay dividends. Certain inputs to the statutory models rely on prescribed interest rates, which are, in turn, determined using a historical interest rate perspective with a mean reversion path over the longer term. If rates remain at the current low levels, we expect these prescribed rates to continue to decline as the NAIC updates the calculations each year, which would adversely impact our statutory capital. In addition, low interest rates could also increase the perceived value of optional guarantee benefits features to our customers, which in turn could lead to a higher utilization of withdrawal or annuitization features of annuity policies and higher persistency of those products over time. Finally, low interest rates could continue to cause an acceleration of DAC amortization or reserve increase due to loss recognition for annuities and interest-sensitive life insurance. A gradual rise in interest rates would have benefits that are offsetting to risks previously described. Those potential benefits include increased new money investment yields, a reduction in hedging requirements and more attractive product features.

•
Some of our annuities have a guaranteed minimum interest crediting rate. These guaranteed minimum interest crediting rates may not be lowered, even if earnings on our investment portfolio decline, resulting in net investment spread compression that negatively impacts earnings. In addition, we expect more customers to hold policies with comparatively high guaranteed minimum interest crediting rates longer in a low interest rate environment, resulting in lower than previously expected lapse rates. Conversely, a rise in the average yield on our investment portfolio should positively impact earnings. Similarly, we expect customers would be less likely to hold policies if existing guaranteed minimum interest crediting rates are perceived to have less value as interest rates rise, resulting in higher than previously expected lapse rates.

Credit Market Environment

Our financial performance is impacted by conditions in fixed income markets. With an improving economy, credit spreads have tightened in 2021 after increasing substantially at the onset of the
COVID-19
pandemic in 2020, and credit defaults have also reduced from levels seen in 2020. As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation will not affect our net income, unless such changes are realized through the sale of securities or are included in our trading portfolios, and is instead reflected in our AOCI. Shifts in the credit quality of the assets underlying our investment portfolio may also impact the level of regulatory required statutory capital for our insurance company subsidiaries. As such, significant credit rating downgrades or payment defaults could negatively impact our RBC ratio.
COVID-19
We continue to closely monitor developments related to the
COVID-19
pandemic. The
COVID-19
pandemic has caused significant economic and financial turmoil both in the United States and around the world. These conditions could continue and could worsen in the future. At this time, it is not possible to estimate the long-term effectiveness of any therapeutic treatments and vaccines for
COVID-19,
or their efficacy with respect to current or future variants or mutations of
COVID-19,
or the longer-term effects that the
COVID-19
pandemic could have on our business. The extent to which the
COVID-19
pandemic impacts our business, results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted, including the availability and efficacy of vaccines against
COVID-19
and against variant strains of the virus. Federal and state authorities’ actions could include restrictions of movements. We are not able to predict the duration and effectiveness of governmental and regulatory actions taken to contain or address the
COVID-19
pandemic or the impact of future laws, regulations or restrictions on our business.
Consumer Behavior
We believe that many retirees have begun to look to
tax-efficient
savings products as a tool for addressing their unmet need for retirement planning. We believe our products are well positioned to meet this increasing consumer demand. However, consumer behavior may be impacted by increased economic uncertainty, increased unemployment rates, declining equity markets, lower interest rates and increased volatility of financial markets. In recent years, we have introduced new products to better address changes in consumer demand and targeted distributions channels which meet changes in consumer preferences.
Demographics
We expect demographic trends in the U.S. population, in particular the increase in the number of retirement age individuals, to generate significant demand for our products. In addition, the potential risk to government social safety net programs and shifting of responsibility for retirement planning and financial security from employers and other institutions to employees, highlights the need for individuals to plan for their long-term financial security and will create additional opportunities to generate sustained demand for our products. Based on a 2017 U.S. Census Bureau Population Projection, the portion of the U.S. population age 55 or older is expected to grow through 2030 at double the annual rate of growth forecast for the overall U.S. population. If this growth is realized, 32% of the overall U.S. population, or 112 million individuals, will be age 55 or older by 2030, compared to 29%, or 95 million individuals, in 2018. We believe we are well positioned to capture the increased demand generated by these demographic trends.
Competition
The insurance industry is highly competitive, with several factors affecting our ability to compete effectively, including the range of products offered, product terms and features, financial strength and credit ratings, brand strength and name recognition, investment management performance and fund management trends, the ability to respond to developing demographic trends, customer appetite for certain products and technological advances. Our competitors include major stock and mutual insurance companies, mutual fund organizations, banks and other financial services companies. In recent years, there has been substantial consolidation and convergence among companies in the insurance and financial services industries resulting in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to us. Increased consolidation among banks and other financial services companies could create firms with even stronger competitive positions, negatively impact the insurance industry’s sales, increase competition for access to distribution partners, result in greater distribution expenses and impair our ability to market our annuities to our current customer base or expand our customer base. Despite the increasing competition, we believe that our competitive strengths position us well in the current competitive environment.
Regulatory Policy
We operate in a highly regulated industry. Our insurance company subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. As such, regulations recently approved or currently under review at both the U.S. federal and state level could impact our business model, including statutory reserve and capital requirements. We anticipate that our ability to respond to changes in regulation and other legislative activity will be critical to our long-term financial performance. In particular, the following could materially impact our business:
Department of Labor Fiduciary Advice Rule
The Department of Labor (“DOL”) has issued a new regulatory action (the “Fiduciary Advice Rule”) effective February 16, 2021, that reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to ERISA Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA, or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice did not constitute investment advice giving rise to a fiduciary relationship. Because we do not engage in direct distribution of annuities, including IRA products and annuities sold to ERISA plan participants and to IRA owners, we believe that we will have limited exposure to the new Fiduciary Advice Rule. Unlike the DOL’s previous fiduciary rule issued in 2016, compliance with the Fiduciary Advice Rule will not require us or our distributors to provide the disclosures required for exemptive relief under the previous rule. However, we continue to analyze the impact of the Fiduciary Advice Rule, and, while we cannot predict the rule’s impact, it could have an adverse effect on sales of annuities through our distribution partners, as approximately 62% of our annuity sales were purchased within IRAs or other qualified accounts (excluding employer-sponsored qualified plans) during 2020. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with the Fiduciary Advice Rule.
Legislative Reforms
Congress approved the Setting Every Community Up for Retirement Enhancement Act of 2019 (the “SECURE Act”) on December 20, 2019. The SECURE Act provides individuals with greater access to retirement products. Namely, it makes it easier for 401(k) programs to offer annuities as an investment option by, among other things, creating a statutory safe harbor in ERISA for a retirement plan’s selection of an annuity provider. The SECURE Act represents the largest overhaul to retirement plans in over a decade. We view these reforms as beneficial to our business model and expect growth opportunities will arise from the new law.
Tax Laws
All of our annuities offer investors the opportunity to benefit from tax deferral. If U.S. tax laws were to change, such that our annuities no longer offer tax-deferred
advantages, demand for our products could materially decrease.
Key
Non-GAAP
Financial Measures and Operating Measures
In addition to presenting our results of operations and financial condition in accordance with U.S. GAAP, we use and report, selected non-GAAP
financial measures. Management believes that the use of these non-GAAP
financial measures, together with relevant U.S. GAAP financial measures, provides a better understanding of our results of operations, financial condition and the underlying profitability drivers of our business. These non-GAAP
financial measures should be considered supplementary to our results of operations and financial condition that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for the U.S. GAAP financial measures. Other companies may use similarly titled non-GAAP
financial measures that are calculated differently from the way we calculate such measures. Consequently, our non-GAAP
financial measures may not be comparable to similar measures used by other companies.

These
non-GAAP
financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with U.S. GAAP.
We also use a number of operating measures that management believes provide useful information about our businesses and the operational factors underlying our financial performance.
Non-GAAP
Financial Measures
Adjusted Operating Earnings
Adjusted Operating Earnings is an
after-tax
non-GAAP
financial measure, which we believe should be used to evaluate our financial performance on a consolidated basis by excluding certain items that may be highly variable from period to period due to accounting treatment under U.S. GAAP or that are non-recurring
in nature, as well as certain other revenues and expenses which we do not view as driving our underlying profitability. Adjusted Operating Earnings should not be used as a substitute for net income as calculated in accordance with U.S. GAAP. However, we believe the adjustments to net income are useful for gaining an understanding of our overall results of operations.
Adjusted Operating Earnings equals our net income adjusted to eliminate the impact of the following items:

•
Fees Attributable to Guarantee Benefits: fees paid in conjunction with guaranteed benefit features offered for certain of our variable annuities and fixed index annuities are set at a level intended to mitigate the cost of hedging and funding the liabilities associated with such guaranteed benefit features. The full amount of the fees attributable to guaranteed benefit features have been excluded from Adjusted Operating Earnings as the related net movements in freestanding derivatives and net reserve and embedded derivative movements, as described below, have been excluded from Adjusted Operating Earnings. This presentation of our earnings is intended to directly align revenue and related expenses associated with the guaranteed benefit features;

•
Net Movement in Freestanding Derivatives, except earned income (periodic settlements and changes in settlement accruals) on derivatives that are hedges of investments, but do not qualify for hedge accounting treatment: changes in the fair value of our freestanding derivatives used to manage the risk associated with our life and annuity reserves, including those arising from the guaranteed benefit features offered for certain of our variable annuities and fixed index annuities. Net movements in freestanding derivatives have been excluded from Adjusted Operating Earnings because the market value of these derivatives may vary significantly from period to period as a result of near-term market conditions and therefore are not directly comparable or reflective of the underlying profitability of our business;

•
Net Reserve and Embedded Derivative Movements: changes in the valuation of certain life and annuity reserves, a portion of which are accounted for as embedded derivative instruments, and which are primarily composed of variable and fixed index annuity reserves, including those arising from the guaranteed benefit features offered for certain of our variable annuities. Net reserve and embedded derivative movements have been excluded from Adjusted Operating Earnings because the carrying values of these derivatives may vary significantly from period to period as the result of near-term market conditions and policyholder behavior-related inputs and therefore are not directly comparable or reflective of the underlying profitability of our business. Movements in reserves attributable to the current period claims and benefit payments in excess of a customer’s account value on these policies are also excluded from Adjusted Operating Earnings as these benefit payments are affected by near-term market conditions and policyholder behavior-related inputs and therefore may vary significantly from period to period;

•
Net Realized Investment Gains and Losses including change in fair value of funds withheld embedded derivative: Realized investment gains and losses associated with the periodic sales or disposals of securities, excluding those held within our trading portfolio, as well as impairments of securities, after adjustment for the non-credit
component of the impairment charges and change in fair value of funds withheld embedded derivative related to the Athene Reinsurance Transaction;

•	DAC and DSI Impact: amortization of deferred acquisition costs and deferred sales inducements associated with the items excluded from Adjusted Operating Earnings;

•	Assumption changes: the impact on the valuation of Net Derivative and Reserve Movements, including amortization on DAC, arising from changes in underlying actuarial assumptions;

•	Loss on Athene Reinsurance Transaction: includes contractual ceding commission, cost of reinsurance write-off and DAC and DSI write-off related to the Athene Reinsurance Transaction;

•	Net investment income on funds withheld assets: includes net investment income on funds withheld assets related to funds withheld reinsurance transactions;

•
Other items:
one-time
or other
non-recurring
items, such as costs relating to the Demerger and our separation from Prudential, the impact of discontinued operations and investments that are consolidated on our financial statements due to U.S. GAAP accounting requirements, such as our investments in collateralized loan obligations, but for which the consolidation effects are not aligned with our economic interest or exposure to those entities; and

•
Operating income taxes are calculated using the prevailing corporate federal income tax rate of 21% while taking into account any items recognized differently in our financial statements and federal income tax returns, including the dividends received deduction and other tax credits. For interim reporting periods, the company uses an estimated annual effective tax rate in computing its tax provision including consideration of discrete items.

As detailed above, the fees attributed to guaranteed benefits, the associated movements in optional guaranteed benefit liabilities and related claims and benefit payments are excluded from Adjusted Operating Earnings, as we believe this approach appropriately removes the impact to both revenue and related expenses associated with the guaranteed benefit features that are offered for certain of our variable annuities and fixed index annuities and gives investors a better picture of what is driving our underlying profitability.
The following is a reconciliation of Adjusted Operating Earnings to net income (loss) attributable to Jackson Financial Inc., the most comparable U.S. GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Net income (loss) attributable to Jackson Financial, Inc.	$(540.0)	$(3,109.3)	$2,391.5	$(1,312.6)
Income tax expense (benefit)	(54.5)	(457.0)	531.1	(423.8)
Pretax income (loss) attributable to Jackson Financial Inc	(594.5)	(3,566.3)	2,922.6	(1,736.4)
Non-operating adjustments (income) loss:
Fees attributable to guarantee benefit reserves	(701.0)	(617.7)	(1,372.6)	(1,224.6)
Net movement in freestanding derivatives	442.2	9,340.3	3,472.9	(2,717.9)
Net reserve and embedded derivative movements	1,373.7	(3,715.9)	(3,218.5)	6,536.7
DAC and DSI impact	(242.8)	(1,264.6)	453.1	(631.8)
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	752.4	(1,629.8)	(297.8)	(1,329.9)
Loss on Athene Reinsurance Transaction	—	2,046.7	—	2,046.7
Net investment income on funds withheld assets	(293.8)	(144.2)	(584.9)	(228.9)
Other items	24.6	60.9	19.2	70.9

Total non-operating adjustments	1,355.3	4,075.7	(1,528.6)	2,521.2

Pretax Adjusted Operating Earnings	760.8	509.4	1,394.0	784.8
Operating income taxes	124.4	134.5	189.5	96.9

Adjusted Operating Earnings	$636.4	$374.9	$1,204.5	$687.9

Adjusted Book Value and Adjusted Operating ROE
We use Adjusted Operating ROE to manage our business and evaluate our financial performance. Adjusted Operating ROE excludes items that vary from period to period due to accounting treatment under U.S. GAAP or that are non-recurring
in nature, as such items may distort the underlying profitability of our business. We calculate Adjusted Operating ROE by dividing our Adjusted Operating Earnings by average Adjusted Book Value. Adjusted Book Value excludes AOCI attributable to Jackson Financial Inc. AOCI attributable to Jackson Financial Inc. does not include AOCI arising from investments held within the funds withheld account related to the Athene Reinsurance Transaction. We exclude AOCI attributable to Jackson Financial Inc. from Adjusted Book Value because our invested assets are generally invested to closely match the duration of our liabilities, which are longer duration in nature, and therefore we believe period-to-period
fair market value fluctuations in AOCI to be inconsistent with this objective. We believe excluding AOCI attributable to Jackson Financial Inc. is more useful to investors in analyzing trends in our business. Changes in AOCI within the funds withheld account related to the Athene Reinsurance Transaction offset the related non-operating
earnings from the Athene Reinsurance Transaction resulting in a minimal net impact on Adjusted Book Value of Jackson Financial Inc.
Adjusted Book Value and Adjusted Operating ROE should not be used as substitutes for total stockholders’ equity and ROE as calculated using net income and total equity in accordance with U.S. GAAP. However, we believe the adjustments to equity and earnings are useful to gaining an understanding of our overall results of operations.
The following is a reconciliation of Adjusted Book Value to total stockholders’ equity and a comparison of Adjusted Operating ROE to ROE, the most comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Total stockholder’s equity	$10,390.5	$8,858.6	$10,390.5	$8,858.6
Adjustments to total stockholders’ equity:
Exclude accumulated other comprehensive income attributable to Jackson Financial Inc. (1)	(1,758.1)	(2,321.5)	$(1,758.1)	$(2,321.5)

Adjusted Book Value	$8,632.4	$6,537.1	$8,632.4	$6,537.1%

ROE	(21.2)%	(146.2)%	48.3%	(33.5	) %
Adjusted Operating ROE on average equity	29.2%	23.6%	31.2%	20.6%

(1)
Excludes $632.1 million and $1,107.9 million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of June 30, 2021 and June 30, 2020, respectively.

Operating Measures
Sales
Sales of annuities and institutional products include all money deposited by customers into new and existing contracts. We believe sales statistics are useful to gaining an understanding of, among other things, the attractiveness of our products, how we can best meet our customers’ needs, evolving industry product trends and the performance of our business from period to period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Sales
Variable annuities	$4,820.7	$3,297.7	$9,495.0	$7,299.1
Fixed Index Annuities	32.5	139.8	72.3	891.8
Fixed Annuities	5.9	30.3	16.1	303.0

Total Retail Annuity Sales	4,859.1	3,467.8	9,583.4	8,493.9

Total Institutional Product Sales	—	—	—	1,284.2

Total Sales	$4,859.1	$3,467.8	$9,583.4	$9,778.1

Our new business annuities sales levels for the three and six months ended June 30, 2021 have been in line with the trends seen in the second half of 2020. For the three and six months ended June 30, 2021, sales of variable annuities were higher than in the three and six months ended June 30, 2020. For the three and six months ended June 30, 2021, sales of fixed index annuities and fixed annuities remained at historically low levels following pricing actions taken in early 2020. In addition, there were no sales of institutional products during the three and six months ended June 30, 2021, compared to nil and $1.3 billion during the comparable periods in the prior year.

Account Value
Account Value generally equals the policy account value of our variable annuities, fixed index annuities, fixed annuities and institutional products. It reflects the total amount of customer invested assets that have accumulated within a respective product and equals cumulative customer contributions, which includes gross deposits or premiums plus accrued credited interest plus or minus the impact of market movements, as applicable, less withdrawals and various fees. Annual average account value is calculated by averaging balances as of the end of each month in the trailing
12-month
period, as well as the ending balance of the prior
12-month
period. Quarterly average account value is calculated by averaging balances as of the end of each month in the quarter, as well as the ending balance of the prior quarter. We believe account value is a useful metric in providing an understanding of, among other things, the sources of potential fee income generation, potential benefit obligations and risk management priorities.

	As of June 30,
	2021	2020

	(in millions)
Account Value
GMWB For Life	$181,968.8	$139,444.1
GMWB	7,249.6	5,944.2
Other Guarantees - Living Benefits	1,864.5	1,685.1
No Living Benefits	57,858.4	45,649.3

Total Variable Annuity Account Value	248,941.3	192,722.7

Fixed Index Annuity (1)	243.2	61.7
Fixed Annuity (1)	1,080.9	1,043.6

Total Fixed & Fixed Index Annuity Account Value	1,324.1	1,105.3

Total Retail Annuities Account Value	$250,265.4	$193,828.0

Total Institutional Products Account Value	$8,910.0	$12,325.0

Total Closed Life and Annuity Blocks Account Value (2)	$8,929.7	$9,259.9

(1)	Substantially all of our in-force fixed and fixed index annuity product liabilities were reinsured to Athene, effective June 1, 2020.
(2)	Excludes payout annuities and traditional life insurance without account value.
Net Flows
Net flows represents the net change in customer account balances during a period, including gross premiums, surrenders, withdrawals and benefits. Net flows excludes investment performance, interest credited to customer accounts, transfers between fixed and variable benefits for variable annuities and policy charges. We believe net flows is a useful metric in providing an understanding of, among other things, sales, ongoing premiums and deposits, the changes in account value from period to period, sources of potential fee income and policyholder behavior.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Net Flows:
Variable Annuity	$(324.8)	$463.0	$(565.4)	$304.7
Fixed Index Annuity (1)	(325.0)	(141.8)	(651.1)	247.6
Fixed Annuity (1)	(234.2)	(243.5)	(536.1)	(380.2)

Total Retail Annuities Net Flows	$(884.0)	$77.7	$(1,752.6)	$172.1

Total Institutional Products Net Flows	$(1,735.2)	$(742.6)	$(2,280.6)	$(108.4)

Total Closed Life and Annuity Blocks Net Flows (2)	$(61.2)	$(71.6)	$(144.5)	$(156.5)

(1)	Gross of reinsurance to Athene.
(2)	Excludes payout annuities and traditional life insurance without account value.
Benefit Base
Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit, and therefore may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities.

	June 30, 2021		December 31, 2020
	Account Value	Benefit Base	Account Value	Benefit Base

	(in millions)
No Living Benefits	$57,858.4	N/A	$53,021.6	N/A
By Guaranteed Living Benefits:
GMWB for Life	181,968.8	$171,681.3	167,007.2	$160,225.7
GMWB	7,249.6	5,764.4	6,807.4	5,557.7
GMIB (1)	1,864.5	2,130.8	1,826.5	2,216.3
GMAB	—	—	49.2	7.2

Total	$248,941.3	$179,576.5	$228,711.9	$168,006.9

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$28,842.3	N/A	$26,368.6	N/A
Return of Premium	190,529.9	131,863.0	174,678.2	128,481.5
Highest Anniversary Value	15,333.7	14,270.8	14,322.9	13,175.2
Rollup	4,235.0	4,945.0	4,061.8	5,005.5
Combination HAV/Rollup	10,000.4	10,095.1	9,280.4	9,447.0

Total	$248,941.3	$161,173.9	$228,711.9	$156,109.2

(1)	Substantially all of our GMIB benefits are reinsured.
AUM
AUM, or assets under management, refers to investment assets that are managed by one of our subsidiaries and includes: (i) the assets in our investment portfolio managed by PPM, which excludes assets held in funds withheld accounts for reinsurance transactions, (ii) other assets managed by PPM, including those for Prudential and its affiliates or third parties and (iii) the separate account assets of our Retail Annuities segment which JNAM administers. Total AUM reflects exclusions between segments to avoid double counting. We believe AUM is a useful metric for understanding of, among other things, the sources of our earnings, net investment income and performance of our invested assets, customer directed investments and risk management priorities.

	June 30, 2021	December 31, 2020

	(in millions)
Jackson Invested Assets	$44,330.1	$49,832.2
Prudential Affiliates Invested Assets	26,468.1	31,009.4
Former Prudential Affiliates Invested Assets	3,545.3	22,882.1
Other Third Party Invested Assets	2,656.2	2,253.9

Total PPM AUM	76,999.7	105,977.6
Total JNAM AUM	271,914.0	255,668.7

Total AUM	$348,913.7	$361,646.3

PPM manages the majority of our investment portfolio and provides investment management services to Prudential’s Asian affiliates and other third parties across markets, including public fixed income, private equity, private debt and commercial real estate. Since December 31, 2020, PPM’s assets under management have decreased, primarily due to withdrawals by Prudential’s former UK affiliate.

Consolidated Results of Operations
The following table sets forth, for the periods presented, certain data from our condensed consolidated income statements. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Revenues
Fee income	$1,895.6	$1,563.2	$3,711.6	$3,181.4
Premium	30.7	20.9	65.2	87.5
Net investment income	795.9	436.4	1,723.6	1,224.2
Net gains (losses) on derivatives and investments	(2,520.7)	(4,371.3)	184.9	(2,012.9)
Other income	30.4	17.9	53.6	14.1

Total revenues	231.9	$(2,332.9)	5,738.9	2,494.3

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	210.3	(140.9)	493.0	847.2
Interest credited on other contract holder funds, net of deferrals	217.5	342.9	440.0	749.0
Interest expense	6.6	31.4	12.7	73.2
Operating costs and other expenses, net of deferrals	599.6	(729.2)	1,197.9	(206.1)
Cost of reinsurance	—	2,513.9	—	2,513.9
Amortization of deferred acquisition and sales inducement costs	(263.7)	(731.0)	548.3	313.0

Total benefits and expenses	770.3	1,287.1	2,691.9	4,290.2

Pretax income (loss) before noncontrolling interests	(538.4)	(3,620.0)	3,047.0	(1,795.9)
Income tax expense (benefit)	(54.5)	(457.0)	531.1	(423.8)

Net income (loss)	(483.9)	(3,163.0)	2,515.9	(1,372.1)
Less: Net income (loss) attributable to noncontrolling interests	56.1	(53.7)	124.4	(59.5)

Net income (loss) attributable to Jackson Financial Inc.	$(540.0)	$(3,109.3)	$2,391.5	$(1,312.6)

Adjusted Operating Earnings
Net income (loss) attributable to Jackson Financial, Inc.	$(540.0)	$(3,109.3)	$2,391.5	$(1,312.6)
Income tax expense (benefit)	(54.5)	(457.0)	531.1	(423.8)

Pretax income (loss) attributable to Jackson Financial Inc	(594.5)	(3,566.3)	2,922.6	(1,736.4)
Non-operating adjustments (income) loss:
Fees attributable to guarantee benefit reserves	(701.0)	(617.7)	(1,372.6)	(1,224.6)
Net movement in freestanding derivatives	442.2	9,340.3	3,472.9	(2,717.9)
Net reserve and embedded derivative movements	1,373.7	(3,715.9)	(3,218.5)	6,536.7
DAC and DSI impact	(242.8)	(1,264.6)	453.1	(631.8)
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	752.4	(1,629.8)	(297.8)	(1,329.9)
Loss on Athene Reinsurance Transaction	—	2,046.7	—	2,046.7
Net investment income on funds withheld assets	(293.8)	(144.2)	(584.9)	(228.9)
Other items	24.6	60.9	19.2	70.9

Total non-operating adjustments	1,355.3	4,075.7	(1,528.6)	2,521.2

Pretax Adjusted Operating Earnings	760.8	509.4	1,394.0	784.8
Operating income taxes	124.4	134.5	189.5	96.9

Adjusted Operating Earnings	$636.4	$374.9	$1,204.5	$687.9

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Net Income (Loss) Attributable to Jackson Financial Inc.
Our net income (loss) attributable to Jackson Financial Inc. improved by $2,569 million, or 83%, to net loss of $540 million during the three months ended June 30, 2021, from net loss of $3,109 million during the three months ended June 30, 2020. This was driven by an improvement on net losses on derivatives instruments, as freestanding derivatives improved during the three months ended June 30, 2021 compared to the same period in 2020, partially offset by losses on embedded derivative instruments on our variable annuities during the three months ended June 30, 2021 compared to gains during the same period in 2020, as further described below. In addition, contributing to the improvement were higher fee income, lower interest credited (primarily due to the Athene Reinsurance Transaction), and lower amortization of deferred acquisition costs, as further described below. These favorable variances were partially offset by losses on funds withheld reinsurance of $767 million for the three months ended June 30, 2021, compared to gains of $1,253 million for the same period in 2020.
Revenues
Total revenues increased by $2,565 million, or 110%, to $232 million during the three months ended June 30, 2021 from $(2,333) million during the three months ended June 30, 2020. A discussion of the notable items related to the change in revenues from the three months ended June 30, 2021 to three months ended June 30, 2020 is included in the below commentary.
Fee Income
Fee income increased $333 million, or 21%, to $1,896 million during the three months ended June 30, 2021 from $1,563 million during the three months ended June 30, 2020. Fee income includes $1,754 million of variable annuity related fees and charges during the three months ended June 30, 2021 versus $1,405 million during the three months ended June 30, 2020. This increase was primarily due to a $48 billion, or 26%, increase in average variable annuity account value balances to $228 billion in 2021 from $180 billion in 2020. The increase in average variable annuity account value balances was primarily a result of favorable separate account returns over the last year.
Premium
Premium increased $10 million, or 48%, to $31 million during the three months ended June 30, 2021 from $21 million during the three months ended June 30, 2020. This increase was primarily due to assumed reinsurance premium reimbursements paid on certain term life insurance products for a specified reinsured block of business that lapsed at the end of the level term period in 2020.
Net Investment Income
Net investment income increased $360 million, or 83%, to $796 million during the three months ended June 30, 2021 from $436 million during the three months ended June 30, 2020. The increase in net investment income was primarily due to higher income on private equity and other limited partnership investments, which are recorded on a one quarter lag.
Net Gains (Losses) on Derivatives and Investments
Total net gains (losses) on derivatives and investments increased $1,850 million, to a loss of $2,521 million during the three months ended June 30, 2021, from a loss of $4,371 million during the three months ended June 30, 2020. This increase was primarily a result of lower net derivative losses driven by lower losses on freestanding derivatives during the three months ended June 30, 2021, compared to losses during the same period in the prior year due to lower market returns.
This increase was partially offset by losses on movements in reserves on guarantees that are accounted for as embedded derivatives, which were primarily driven by lower gains on market returns and lower interest rates, compared to the same period in the prior year. In addition, losses on funds withheld assets were driven by a decrease on the Athene embedded derivative and lower net gains on sales of assets were realized during the three months ended June 30, 2021 compared to gains on sales of assets during the three months ended June 30, 2020.

	Three Months Ended June 30,
	2021	2020

	(in millions, except percentages)
Net gains (losses) excluding derivatives and funds withheld assets	$15.0	$376.4
Net gains (losses) on freestanding derivatives	(401.9)	(9,309.7)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(1,366.4)	3,308.6

Net gains (losses) on derivative instruments	(1,768.3)	(6,001.1)
Net gains (losses) on funds withheld reinsurance	(767.4)	1,253.4

Total net gains (losses) on derivatives and investments	$(2,520.7)	$(4,371.3)

Other Income
Other income increased $12 million, or 67%, to $30 million during the three months ended June 30, 2021 from $18 million during the three months ended June 30, 2020. This increase was primarily driven by the expense allowance received related to the Athene Reinsurance Transaction, which is a benefit to us and is recorded within other income.
Total Benefits and Expenses
Total benefits and expenses decreased $517 million, or 40%, to $770 million during the three months ended June 30, 2021 from $1,287 million during the three months ended June 30, 2020. A discussion of the notable items related to the change in total benefits and expenses is included in the below commentary.
Death, Other Policy Benefits and Change in Policy Reserves, Net of Deferrals
Death, other policy benefits and change in policy reserves increased $351 million, or 249%, to $210 million during the three months ended June 30, 2021 from $(141) million during the three months ended June 30, 2020. This increase was primarily a result of marginally favorable movements in reserves on variable annuity guarantees accounted for as insurance liabilities, compared to more favorable movements in reserves in the same period in the prior year.
Interest Credited on Contract Holder Funds, Net of Deferrals
Interest credited on contract holder funds, net of deferrals, decreased $125 million, or 36%, to $218 million during the three months ended June 30, 2021 from $343 million during the three months ended June 30, 2020. This decrease was primarily driven from the impact of ceding the majority of the fixed and fixed-index annuity business to Athene, as previously described. For the three months ended June 30, 2021, $158 million of interest credited was ceded to Athene, compared to $55 million for the three months ended June 30, 2020.
Operating Costs and Other Expenses, Net of Deferrals
Operating costs and other expenses, net of deferrals, increased $1,329 million, or 182%, to $600 million during the three months ended June 30, 2021 from $(729) million during the three months ended June 30, 2020. The ceding commission of $1.2 billion received in 2020 due to the Athene Reinsurance Transaction was included as a contra expense within operating costs and other expenses. Excluding this ceding commission, operating costs and other expenses increased by 19% primarily due to higher asset-based commissions, which are non-deferrable
and the result of higher account values during the three months ended June 30, 2021, compared to the equivalent period in 2020. In addition, other general expenses were higher due to higher costs of $22 million related to separation costs during the three months ended June 30, 2021, compared to the same period in the prior year.
Cost of Reinsurance
There was no cost of reinsurance during the three months ended June 30, 2021, compared to $2,514 million during the three months ended June 30, 2020. Cost of reinsurance was due to the Athene Reinsurance transaction in June 2020 and includes the net impact of the ceded premium of $30.1 billion and ceded reserves of $27.6 billion, resulting in a net charge of $2.5 billion as of the effective date of the agreement.
Amortization of Deferred Acquisition Costs and Deferred Sales Inducement Costs

Amortization of deferred acquisition costs and deferred sales inducement costs increased $467 million, or 64%, to a benefit of $264 million during the three months ended June 30, 2021 from a benefit of $731 million during the three months ended June 30, 2020. This was primarily due to lower net freestanding and embedded derivative losses in 2021 leading to lesser negative impacts to current period gross profits and, therefore, greater current period amortization during the three months ended June 30, 2021 compared to the same period in 2020.
Income Taxes
Income taxes increased $402 million to a benefit of $55 million during the three months ended June 30, 2021, from a benefit of $457 million during the three months ended June 30, 2020. The provision for income tax in the current period led to an effective tax rate of 9.2% for the three months ended June 30, 2021, compared to 12.8% during the three months ended June 30, 2020. The expense during the three months ended June 30, 2021 increased primarily due to the relationship of the taxable income to the consolidated U.S. GAAP pre-tax
income, and the impact of the CARES Act recognized in the first quarter of the prior year. The effective tax rate differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of tax credits.
Pretax Adjusted Operating Earnings
Pretax adjusted operating earnings increased $252 million, or 50%, to $761 million during the three months ended June 30, 2021, from $509 million during the three months ended June 30, 2020, primarily due to higher fee income, driven by separate account returns, and higher spread income partially offset by higher amortization of DAC.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
Net Income (Loss) Attributable to Jackson Financial Inc.
Our net income (loss) attributable to Jackson Financial Inc. improved by $3,705 million, or 282%, to net income of $2,392 million during the six months ended June 30, 2021, from net loss of $1,313 million during the six months ended June 30, 2020. This was driven by an improvement on net losses on derivatives instruments, due to gains on embedded derivative instruments on our variable annuities during the six months ended June 30, 2021 compared to losses during the same period in 2020, partially offset by losses on freestanding derivatives during the six months ended June 30, 2021 compared to the gains during the same period in 2020, as further described below. In addition, contributing to the improvement were higher fee income, lower interest credited (primarily due to the Athene Reinsurance Transaction), and lower amortization of deferred acquisition costs, as further described below. These favorable variances were partially offset by lower gains on funds withheld reinsurance of $130 million for the six months ended June 30, 2021, compared to gains of $1,169 million for the same period in 2020.
Revenues
Total revenues increased by $3,245 million, or 130%, to $5,739 million during the six months ended June 30, 2021 from $2,494 million during the six months ended June 30, 2020. A discussion of the notable items related to the change in revenues from the six months ended June 30, 2021 to six months ended June 30, 2020 is included in the below commentary.
Fee Income
Fee income increased $531 million, or 17%, to $3,712 million during the six months ended June 30, 2021 from $3,181 million during the six months ended June 30, 2020. Fee income includes $3,424 million of variable annuity related fees and charges during the six months ended June 30, 2021 versus $2,861 million during the six months ended June 30, 2020. This increase was primarily due to a $48 billion, or 26%, increase in average variable annuity account value balances to $228 billion in 2021 from $180 billion in 2020. The increase in average variable annuity account value balances was primarily a result of favorable separate account returns during the period.
Premium

Premium decreased $23 million, or 26%, to $65 million during the six months ended June 30, 2021 from $88 million during the six months ended June 30, 2020. This decrease was primarily due to reinsurance premium recoveries on certain term life insurance products for a specified reinsured block of business that lapsed at the end of the level term period in 2020. Upon the policy lapse, we received a return of the ceded premium from the reinsurer.
Net Investment Income
Net investment income increased $500 million, or 41%, to $1,724 million during the six months ended June 30, 2021 from $1,224 million during the six months ended June 30, 2020. The increase in net investment income was primarily due to higher income on private equity and other limited partnership investments, which are recorded on a one quarter lag. Partially offsetting this increase was higher investment expenses related to market appreciation on deferred compensation during the six months ended June 30, 2021.
Net Gains (Losses) on Derivatives and Investments
Total net gains on derivatives and investments increased $2,198 million, to a gain of $185 million during the six months ended June 30, 2021, from a loss of $2,013 million during the six months ended June 30, 2020. This increase was primarily a result of favorable movements in reserves on guarantees that are accounted for as embedded derivatives, which were primarily driven by positive separate account returns and higher interest rates (influencing drift and discount rates), compared to losses during the same period in the prior year.
This increase was mostly offset by losses on freestanding derivatives during the six months ended June 30, 2021, compared to gains during the comparable period in the prior year due to higher market returns as well as a higher interest rate environment, which resulted in losses within our interest rate related hedge movements. In addition, there were lower gains on funds withheld reinsurance for the six months ended June 30, 2021, compared to the same period in 2020.

	Six Months Ended June 30,
	2021	2020
Net gains (losses) excluding derivatives and funds withheld assets	$167.5	$161.2

Net gains (losses) on freestanding derivatives	(3,394.2)	2,770.0
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	3,281.3	(6,112.8)

Net gains (losses) on derivative instruments	(112.9)	$(3,342.8)
Net gains (losses) on funds withheld reinsurance	130.3	$1,168.7

Total net gains (losses) on derivatives and investments	$184.9	$(2,012.9)

Other Income
Other income increased $40 million, or 286%, to $54 million during the six months ended June 30, 2021 from $14 million during the six months ended June 30, 2020. In the first quarter of 2020, we reimbursed a portion of reinsurance expense allowances resulting from lapses on certain term life insurance products described above which resulted in a net other expense during that period. This increase was also driven by higher expense allowances received related to the Athene Reinsurance Transaction, which is a benefit to us and is recorded within other income.
Total Benefits and Expenses
Total benefits and expenses decreased $1,598 million, or 37%, to $2,692 million during the six months ended June 30, 2021 from $4,290 million during the six months ended June 30, 2020. A discussion of the notable items related to the change in total benefits and expenses is included in the below commentary.
Death, Other Policy Benefits and Change in Policy Reserves, Net of Deferrals
Death, other policy benefits and change in policy reserves decreased $354 million, or 42%, to $493 million during the six months ended June 30, 2021 from $847 million during the six months ended June 30, 2020. This decrease was primarily a result of more favorable movements in reserves on variable annuity guarantees accounted for as insurance liabilities, compared to the same period in prior year.

Interest Credited on Contract Holder Funds, Net of Deferrals
Interest credited on contract holder funds, net of deferrals, decreased $309 million, or 41%, to $440 million during the six months ended June 30, 2021 from $749 million during the six months ended June 30, 2020. This decrease was primarily driven from the impact of ceding the majority of the fixed and fixed-index annuity business to Athene, as previously described. For the six months ended June 30, 2021, $317 million of interest credited was ceded to Athene, compared to $55 million for the six months ended June 30, 2020.
Operating Costs and Other Expenses, Net of Deferrals
Operating costs and other expenses, net of deferrals, increased $1,404 million to $1,198 million during the six months ended June 30, 2021 from $(206) million during the six months ended June 30, 2020. The ceding commission of $1.2 billion received in 2020 due to the Athene Reinsurance Transaction was included as a contra expense within operating costs and other expenses. Excluding this ceding commission, operating costs and other expenses increased by 17% primarily due to higher asset-based commissions, which are non-deferrable,
and the result of higher account values during the six months ended June 30, 2021, compared to the equivalent period in 2020. In addition, other general expenses were higher due to higher costs of $47 million related to separation costs during the six months ended June 30, 2021, compared to the same period in the prior year.
Cost of Reinsurance
Cost of reinsurance decreased $2,514 million, or 100%. There was no cost of reinsurance during the six months ended June 30, 2021, compared to $2,514 million during the six months ended June 30, 2020. Cost of reinsurance was due to the Athene Reinsurance transaction in June 2020 and includes the net impact of the ceded premium of $30.1 billion and ceded reserves of $27.6 billion, resulting in a net charge of $2.5 billion as of the effective date of the agreement.
Amortization of Deferred Acquisition Costs and Deferred Sales Inducement Costs
Amortization of deferred acquisition costs and deferred sales inducement costs increased $235 million, or 75%, to $548 million during the six months ended June 30, 2021 from $313 million during the six months ended June 30, 2020. This was primarily due to lower net freestanding and embedded derivative losses in 2021 leading to lesser negative impacts to current period gross profits and, therefore, greater current period amortization during the six months ended June 30, 2021 compared to the same period in 2020.
Income Taxes
Income taxes increased $955 million to an expense of $531 million during the six months ended June 30, 2021, from a benefit of $424 million during the six months ended June 30, 2020. The provision for income tax in the current period led to an effective tax rate of 18.2% for the six months ended June 30, 2021, compared to 24.4% during the six months ended June 30, 2020. The expense during the six months ended June 30, 2021 increased primarily due to the relationship of the taxable income to the consolidated U.S. GAAP pre-tax
income, and the impact of the CARES Act recognized in the first six months of the prior year. The effective tax rate differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of tax credits.
Pretax Adjusted Operating Earnings
Pretax adjusted operating earnings increased $609 million, or 78%, to $1,394 million during the six months ended June 30, 2021, from $785 million during the six months ended June 30, 2020, primarily as a result of lower amortization of DAC and higher fee income, driven by separate account returns, partially offset by lower spread income.
Segment Results of Operations
We manage our business through three segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report certain activities and items that are not included in these segments, including the results of PPM, within Corporate and Other. The following table and discussion represent an overall view of our results of operations for each segment.
Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$1,050.0	$792.2	$2,045.7	$1,649.7
Net investment income	143.6	230.1	348.7	626.8
Income on operating derivatives	14.6	14.7	28.6	25.7
Other income	12.0	4.4	23.6	4.5

Total Operating Revenues	1,220.2	1,041.4	2,446.6	2,306.7

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	11.5	9.5	17.5	17.8
Interest credited on other contract holder funds	66.3	173.8	133.6	398.0
Interest expense	5.6	7.0	10.8	15.8
Operating costs and other expenses, net of deferrals	484.6	406.2	960.0	849.3
Amortization of deferred acquisition costs and deferred sales inducement costs	(31.0)	(241.3)	73.2	163.8

Total Operating Benefits and Expenses	537.0	355.2	1,195.1	1,444.7

Pretax Adjusted Operating Earnings	$683.2	$686.2	$1,251.5	$862.0

The following table summarizes a roll forward of account value for our Retail Annuities segment as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Retail Annuities:
Balance as of beginning of period	$264,110.9	$194,404.4	$256,740.4	$230,931.8
Premiums and deposits	4,902.6	3,500.8	9,674.5	8,547.6
Surrenders, withdrawals, and benefits	(5,786.6)	(3,423.1)	(11,427.1)	(8,375.5)

Net flows	(884.0)	77.7	(1,752.6)	172.1
Credited Interest/Investment performance	13,631.7	27,454.1	22,511.3	(8,581.6)
Policy Charges and other	(673.6)	(602.5)	(1,314.1)	(1,188.6)

Balance as of end of period	276,185.0	221,333.7	276,185.0	221,333.7
Ceded reinsurance	(25,919.6)	(27,505.7)	(25,919.6)	(27,505.7)

Balance as of end of period, net of ceded reinsurance	$250,265.4	$193,828.0	$250,265.4	$193,828.0

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Operating Revenues
Operating revenues increased $179 million, or 17%, to $1,220 million during the three months ended June 30, 2021 from $1,041 million during the three months ended June 30, 2020, primarily due to higher fee income resulting from growth in variable annuity account values.
Fee Income
Fee income increased by $258 million to $1,050 million during the three months ended June 30, 2021 from $792 million during the three months ended June 30, 2020. Fees associated with variable annuities represented the substantial majority of fee income, totaling $1,050 million for the three months ended June 30, 2021, up $265 million from $785 million for the three months ended June 30, 2020. This increase was primarily due to a $48 billion, or 26%, increase in average separate account balances to $228 billion at June 30, 2021, compared to an average separate account balance of $180 billion at

June 30, 2020. The increase in average separate account balances was primarily a result of favorable separate account returns over the last year.
Net Investment Income
Net investment income decreased $86 million, or 37%, to $144 million during the three months ended June 30, 2021 from $230 million during the three months ended June 30, 2020. This decrease was primarily due to the decrease in invested assets as a result of the Athene Reinsurance Transaction partially offset by higher income on private equity and other limited partnership investments.
Income on operating derivatives
Income on operating derivatives remains flat amounting to $15 million during the three months ended June 30, 2021 and 2020. This income relates to quarterly interest payments and accruals with respect to our interest rate swaps and, for which, we generally receive amounts based on fixed rates and pay amounts based on floating rates.
Other Income
Other operating income increased to $12 million during the three months ended June 30, 2021 from $4 million during the three months ended June 30, 2020. This increase is driven by the expense allowance received related to the Athene Reinsurance Transaction, which is a benefit to us and is recorded within other income.
Operating Benefits and Expenses
Operating benefits and expenses increased $182 million, or 51%, to $537 million during the three months ended June 30, 2021 from $355 million during the three months ended June 30, 2020, primarily from higher DAC amortization due to separate account returns, and higher operating costs, driven by higher non-deferrable
commission expenses, partially offset by lower interest credited from the Athene Reinsurance Transaction.
Death, other policy benefits and change in policy reserves, net of deferrals
Death, other policy benefits and change in policy reserves increased to a net charge of $12 million during the three months ended June 30, 2021 from $10 million during the three months ended June 30, 2020.
Interest credited on contract holder funds, net of deferrals
Interest credited on contract holder funds, net of deferrals, decreased $108 million, or 62%, to $66 million during the three months ended June 30, 2021 from $174 million during the three months ended June 30, 2020. This decrease was primarily driven from the impact of ceding the majority of the fixed and fixed index annuity business to Athene. For the three months ended June 30, 2021, $158 million of interest credited was ceded to Athene, compared to $55 million for the three months ended June 30, 2020.
Operating costs and other expenses, net of deferrals
Operating costs and other expenses, net of deferrals, increased $79 million, or 19%, to $485 million during the three months ended June 30, 2021 from $406 million during the three months ended June 30, 2020. This increase was primarily due to higher non-deferrable
commission expenses, a result of higher account values during the three months ended June 30, 2021, compared to the same period in 2020.
Amortization of deferred acquisition costs and deferred sales inducement costs
Amortization of deferred acquisition costs and deferred sales inducement costs increased $210 million, or 87%, to a benefit of $31 million for the three months ended June 30, 2021 from a benefit of $241 million during the three months ended June 30, 2020. This was primarily due to a separate account return of 6% in 2021 that was higher than the expected 2021 quarterly return but lower than the quarterly return of 17% in 2020, which resulted in a smaller increase in expected gross profits and, therefore, higher current period amortization during the three months ended June 30, 2021 compared to the same period in 2020.
Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $3 million to $683 million during the three months ended June 30, 2021 from $686 million during the three months ended June 30, 2020, as a result of the items described above.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
Operating Revenues
Operating revenues increased $140 million, or 6%, to $2,447 million during the six months ended June 30, 2021 from $2,307 million during the six months ended June 30, 2020, primarily due to higher fee income resulting from growth in variable annuity account values, partially offset by lower net investment income.
Fee Income
Fee income increased by $396 million to $2,046 million during the six months ended June 30, 2021 from $1,650 million during the six months ended June 30, 2020. Fees associated with variable annuities represented the substantial majority of fee income, totaling $2,046 million for the six months ended June 30, 2021, up $396 million from $1,650 million for the six months ended June 30, 2020. This increase was primarily due to a $48 billion, or 26%, increase in average separate account balances to $228 billion at June 30, 2021, compared to an average separate account balance of $180 billion at June 30, 2020. The increase in average separate account balances was primarily a result of favorable separate account returns over the last year.
Net Investment Income
Net investment income decreased $278 million, or 44%, to $349 million during the six months ended June 30, 2021 from $627 million during the six months ended June 30, 2020. This decrease was primarily due to the decrease in invested assets a result of the Athene Reinsurance Transaction, partially offset by higher income on private equity and other limited partnership investments.
Income on operating derivatives
Income on operating derivatives increased $3 million, or 12%, to $29 million during the six months ended June 30, 2021 from $26 million during the six months ended June 30, 2020. This income relates to quarterly interest payments and accruals with respect to our interest rate swaps and, for which, we generally receive amounts based on fixed rates and pay amounts based on floating rates. The increase in income compared to prior year was primarily due to the floating rates being lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.
Other Income
Other operating income increased $24 million during the six months ended June 30, 2021 from $5 million during the six months ended June 30, 2020. This increase is driven by the expense allowance received related to the Athene Reinsurance Transaction, which is a benefit to us and is recorded within other income.
Operating Benefits and Expenses
Operating benefits and expenses decreased $250 million, or 17%, to $1,195 million during the six months ended June 30, 2021 from $1,445 million during the six months ended June 30, 2020, primarily from lower interest credited from the Athene Reinsurance Transaction and lower DAC amortization due to separate account returns, partially offset by higher operating costs driven by higher non-deferrable
commission expenses.
Death, other policy benefits and change in policy reserves, net of deferrals
Death, other policy benefits and change in policy reserves remained flat at $18 million during the six months ended June 30, 2021 and 2020.
Interest credited on contract holder funds, net of deferrals

Interest credited on contract holder funds, net of deferrals, decreased $264 million, or 66%, to $134 million during the six months ended June 30, 2021 from $398 million during the six months ended June 30, 2020. This decrease was primarily driven from the impact of ceding the majority of the fixed and fixed index annuity business to Athene. For the six months ended June 30, 2021, $317 million of interest credited was ceded to Athene, compared to $55 million for the six months ended June 30, 2020.
Operating costs and other expenses, net of deferrals
Operating costs and other expenses, net of deferrals, increased $111 million, or 13%, to $960 million during the six months ended June 30, 2021 from $849 million during the six months ended June 30, 2020. This increase was primarily due to higher non-deferrable
commission expenses, a result of higher account values during the six months ended June 30, 2021, compared to the same period in 2020.
Amortization of deferred acquisition costs and deferred sales inducement costs
Amortization of deferred acquisition costs and deferred sales inducement costs decreased $91 million, or 55%, to $73 million for the six months ended June 30, 2021 from $164 million during the six months ended June 30, 2020. This was primarily due to a separate account return of 10% in 2021 that was higher than both the expected 2021 return and the return of (5)% in 2020, which resulted in a greater increase in expected gross profits and, therefore, lower current period amortization during the six months ended June 30, 2021 compared to the same period in 2020.
Pretax Adjusted Operating Earnings
Pretax adjusted operating earnings increased $390 million, or 45%, to $1,252 million during the six months ended June 30, 2021 from $862 million during the six months ended June 30, 2020, as a result of the items described above.
Institutional Products
The following table sets forth, for the periods presented, certain data underlying the results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$56.7	$84.5	$120.4	$196.8
Other income	—	—	—	1.6

Total Operating Revenues	56.7	84.5	120.4	198.4

Operating Benefits and Expenses
Interest credited on other contract holder funds	48.2	62.8	99.8	136.4
Interest expense	1.0	4.2	1.9	12.8
Operating costs and other expenses, net of deferrals	1.2	1.3	2.5	2.6

Total Operating Benefits and Expenses	50.4	68.3	104.2	151.8

Pretax Adjusted Operating Earnings	$6.3	$16.2	$16.2	$46.6

The following table summarizes a roll forward of account value for our Institutional Products segment as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Institutional Products:
Balance as of beginning of period	$10,578.6	$12,948.3	$11,137.8	$12,287.1
Premiums and deposits	—	—	—	1,284.2
Surrenders, withdrawals, and benefits	(1,735.2)	(742.6)	(2,280.6)	(1,392.6)

Net flows	(1,735.2)	(742.6)	(2,280.6)	(108.4)
Credited Interest	49.2	67.1	101.7	149.3
Policy Charges and other	17.3	52.2	(49.0)	(3.0)

Balance as of end of period	$8,909.9	$12,325.0	$8,909.9	$12,325.0

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Operating Revenues
Operating revenues decreased $28 million, or 33%, to $57 million during the three months ended June 30, 2021 from $85 million during the three months ended June 30, 2020. This change was driven by a decrease in investment income, as described below.
Net Investment Income
Net investment income decreased $28 million, or 33%, to $57 million during the three months ended June 30, 2021 from $85 million during the three months ended June 30, 2020. This decrease was primarily a result of lower invested asset balances, as well as the impact of reinvesting at lower rates due to current market yields below the average existing portfolio yield.
Operating Benefits and Expenses
Operating benefits and expenses decreased $18 million, or 26%, to $50 million during the three months ended June 30, 2021 from $68 million during the three months ended June 30, 2020. This decrease was due to a decrease in liabilities due to a reduction in the institutional book. In addition, lower interest rates resulted in lower interest expense, compared to prior year, with respect to our FHLB loans, which are mostly floating rate contracts. Institutional product liabilities decreased from $12,325 million as of June 30, 2020, to $8,910 million as of June 30, 2021.
Pretax Adjusted Operating Earnings
Pretax adjusted operating earnings decreased to $6 million during the three months ended June 30, 2021 from $16 million during the three months ended June 30, 2020, as a result of the items described above.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
Operating Revenues
Operating revenues decreased $78 million, or 39%, to $120 million during the six months ended June 30, 2021 from $198 million during the six months ended June 30, 2020. This change was driven by a decrease in investment income, as described below.
Net Investment Income
Net investment income decreased $77 million, or 39%, to $120 million during the six months ended June 30, 2021 from $197 million during the six months ended June 30, 2020. This decrease was primarily a result of lower invested asset balances, as well as the impact of reinvesting at lower rates due to current market yields below the average existing portfolio yield.
Operating Benefits and Expenses

Operating benefits and expenses decreased $48 million, or 32%, to $104 million during the six months ended June 30, 2021 from $152 million during the six months ended June 30, 2020. This decrease was due to a decrease in liabilities due to a reduction in the institutional book. In addition, lower interest rates resulted in lower interest expense, compared to prior year, with respect to our FHLB loans, which are mostly floating rate contracts. Institutional product liabilities decreased from $12,325 million as of June 30, 2020, to $8,910 million as of June 30, 2021.
Pretax Adjusted Operating Earnings
Pretax adjusted operating earnings decreased to $16 million during the six months ended June 30, 2021 from $47 million during the six months ended June 30, 2020, as a result of the items described above.
Closed Life and Annuity Blocks
The following table sets forth, for the periods presented, certain data underlying the results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$122.8	$128.5	$248.0	$258.5
Premium	33.8	24.0	71.3	93.9
Net investment income	204.9	105.8	461.4	298.3
Income on operating derivatives	17.5	10.5	37.7	17.8
Other income	12.0	12.4	21.7	5.7

Total Operating Revenues	391.0	281.2	840.1	674.2

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	191.5	256.8	412.7	405.5
Interest credited on other contract holder funds	103.0	106.3	206.6	214.6
Operating costs and other expenses, net of deferrals	37.9	36.6	78.6	76.3
Amortization of deferred acquisition costs and deferred sales inducement costs	2.2	4.0	7.0	7.8

Total Operating Benefits and Expenses	334.6	403.7	704.9	704.2

Pretax Adjusted Operating Earnings	$56.4	$(122.5)	$135.2	$(30.0)

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Operating Revenues
Operating revenues increased $110 million, or 39%, to $391 million during the three months ended June 30, 2021 from $281 million during the three months ended June 30, 2020. The primary drivers are discussed below.
Fee Income
Fee income decreased $6 million, or 5%, to $123 million during the three months ended June 30, 2021 from $129 million during the three months ended June 30, 2020. This decrease was primarily due to an overall decrease in mortality and expense charges as the closed block of life business continues to run off.
Premium
Premium increased by $10 million, or 42%, to $34 million during the three months ended June 30, 2021 from $24 million during the three months ended June 30, 2020. This increase was primarily due to assumed reinsurance premium reimbursements paid on certain term life insurance products for a specified reinsured block of business that lapsed at the end of the level term period in 2020.
Net Investment Income
Net investment income increased $99 million, or 93%, to $205 million during the three months ended June 30, 2021 from $106 million during the three months ended June 30, 2020. This increase was primarily due to higher levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2020.
Income on operating derivatives
Income on operating derivatives increased $7 million, or 64%, to $18 million during the three months ended June 30, 2021 from $11 million during the three months ended June 30, 2020. This income relates to quarterly interest payments and accruals with respect to our interest rate swaps and, for which, we generally receive amounts based on fixed rates and pay amounts based on floating rates. The increase in income compared to prior year was primarily due to the floating rates being lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.
Other Operating Income
Other operating income remained flat at $12 million during the three months ended three months ended June 30, 2021 and 2020.
Operating Benefits and Expenses
Operating benefits and expenses decreased $69 million, or 17%, to $335 million during the three months ended three months ended June 30, 2021 from $404 million during the three months ended June 30, 2020. The primary drivers are discussed below.
Death, other policy benefits and change in policy reserves, net of deferrals
Death, other policy benefits and change in policy reserves decreased $65 million, to $192 million during the three months ended June 30, 2021 from $257 million during the three months ended June 30, 2020. This decrease was primarily due to lower benefits resulting from the continued decrease in the size of the closed blocks.
Interest credited on contract holder funds, net of deferrals
Interest credited on contract holder funds, net of deferrals, decreased $3 million, or 3%, to $103 million during the three months ended June 30, 2021 from $106 million during the three months ended June 30, 2020. This decrease was largely a result of the continued decrease in the size of the closed blocks.
Pretax Adjusted Operating Earnings
Pretax adjusted operating earnings increased $179 million to $56 million during the three months ended June 30, 2021 from $(123) million during the three months ended June 30, 2020, as a result of the items described above.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
Operating Revenues
Operating revenues increased $166 million, or 25%, to $840 million during the six months ended June 30, 2021 from $674 million during the six months ended June 30, 2020. The primary drivers are discussed below.
Fee Income
Fee income decreased $11 million, or 4%, to $248 million during the six months ended June 30, 2021 from $259 million during the six months ended June 30, 2020. This decrease was primarily due to an overall decrease in mortality and expense charges as the closed block of life business continues to run off.

Premium
Premium decreased by $23 million, or 24%, to $71 million during the six months ended June 30, 2021 from $94 million during the six months ended June 30, 2020. This decrease was primarily due to reinsurance premium recoveries on certain term life insurance products for a specified reinsured block of business that lapsed at the end of the level term period in 2020. Upon the policy lapse, we received a return of the ceded premium from the reinsurer.
Net Investment Income
Net investment income increased $163 million, or 55%, to $461 million during the six months ended June 30, 2021 from $298 million during the six months ended June 30, 2020. This increase was primarily due to higher levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2020.
Income on operating derivatives
Income on operating derivatives increased $20 million, or 111%, to $38 million during the six months ended June 30, 2021 from $18 million during the six months ended June 30, 2020. This income relates to quarterly interest payments and accruals with respect to our interest rate swaps and, for which, we generally receive amounts based on fixed rates and pay amounts based on floating rates. The increase in income compared to prior year was primarily due to the floating rates being lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.
Other Operating Income
Other operating income increased $16 million to $22 million during the six months ended June 30, 2021 from $6 million during the six months ended June 30, 2020. In the first quarter of 2020, we reimbursed a portion of reinsurance expense allowances resulting from lapses on certain term life insurance products described above which resulted in a net other expense during that period.
Operating Benefits and Expenses
Operating benefits and expenses remained relatively flat at $705 million during the three months ended six months ended June 30, 2021, as compared to $704 million during the six months ended June 30, 2020. The primary drivers are discussed below.
Death, other policy benefits and change in policy reserves, net of deferrals
Death, other policy benefits and change in policy reserves increased $7 million, to $413 million during the six months ended June 30, 2021 from $406 million during the six months ended June 30, 2020. This increase was primarily due to the benefit of a reserve decrease during the six months ended June 30, 2020, related to certain term life insurance products, in addition to a benefit allowance decrease for similar products reinsured by Scottish Re. This was mostly offset by lower benefits during the six months ended June 30, 2021, resulting from the continued decrease in the size of the closed blocks.
Interest credited on contract holder funds, net of deferrals
Interest credited on contract holder funds, net of deferrals, decreased $8 million, or 4%, to $207 million during the six months ended June 30, 2021 from $215 million during the six months ended June 30, 2020. This decrease was largely a result of the continued decrease in the size of the closed blocks.
Pretax Adjusted Operating Earnings
Pretax adjusted operating earnings increased $165 million to $135 million during the six months ended June 30, 2021 from $(30) million during the six months ended June 30, 2020, as a result of the items described above.

Corporate and Other
Corporate and Other includes the operations of PPM and unallocated corporate revenue and expenses, as well as certain eliminations and consolidation adjustments. The following table sets forth, for the periods presented, certain data underlying the results for Corporate and Other. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$18.8	$21.5	$39.2	$42.1
Net investment income	39.9	(18.2)	52.5	(0.2)
Income on operating derivatives	8.1	5.3	12.4	8.5
Other income	6.4	1.2	8.3	2.3

Total Operating Revenues	73.2	9.8	112.4	52.7

Operating Benefits and Expenses
Interest expense	—	20.2	—	44.6
Operating costs and other expenses, net of deferrals	50.5	54.1	106.4	92.8
Amortization of deferred acquisition costs and deferred sales inducement costs	7.8	5.9	14.9	9.1

Total Operating Benefits and Expenses	58.3	80.2	121.3	146.5

Pretax Adjusted Operating Earnings	$14.9	$(70.4)	$(8.9)	$(93.8)

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Operating Revenues
Operating revenues increased $63 million, or 630%, to $73 million during the three months ended June 30, 2021 from $10 million during the three months ended June 30, 2020. The primary drivers are discussed below.
Fee Income
Fee income decreased $3 million, or 14%, to $19 million during the three months ended June 30, 2021 from $22 million during the three months ended June 30, 2020. This decrease was due to slightly lower asset management fees generated at PPM.
Net Investment Income
Net investment income increased $58 million to $40 million during the three months ended June 30, 2021 from $(18) million during the three months ended June 30, 2020. This increase was primarily due to higher income on private equity and other limited partnership investments.
Income on operating derivatives
Income on operating derivatives increased $3 million, or 60%, to $8 million during the three months ended June 30, 2021 from $5 million during the three months ended June 30, 2020. This income relates to quarterly interest payments and accruals with respect to our interest rate swaps and, for which, we generally receive amounts based on fixed rates and pay amounts based on floating rates.
Operating Benefits and Expenses
Operating benefits and expenses decreased to $58 million during the three months ended June 30, 2021 from $80 million during the three months ended June 30, 2020. This decrease was primarily due to interest expense, as described below.

Interest Expense
Interest expense was nil during the during the three months ended June 30, 2021, compared to $20 million during the three months ended June 30, 2020. The interest expense incurred in the prior year relates to interest on the surplus note, which was restructured as an intercompany obligation in June 2020. See Note 10 - Debt to our condensed consolidated financial statements.
Operating costs and other expenses, net of deferrals
Operating costs and other expenses, net of deferrals decreased $3 million, or 6%, to $51 million during the three months ended June 30, 2021 from $54 million during the three months ended June 30, 2020. This decrease is due to a slight decrease in general expenses related to PPM, primarily due to lower compensation related expenses.
Pretax Adjusted Operating Earnings
Pretax adjusted operating earnings increased $85 million to $15 million during the three months ended June 30, 2021 from $(70) million during the three months ended June 30, 2020, as a result of the items described above.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
Operating Revenues
Operating revenues increased $59 million, or 111%, to $112 million during the six months ended June 30, 2021 from $53 million during the six months ended June 30, 2020. The primary drivers are discussed below.
Fee Income
Fee income decreased $3 million, or 7%, to $39 million during the six months ended June 30, 2021 from $42 million during the six months ended June 30, 2020. This decrease was due to slightly lower asset management fees generated at PPM.
Net Investment Income
Net investment income increased $53 million to $53 million during the six months ended June 30, 2021 from nil during the six months ended June 30, 2020. This increase was primarily due to higher income on private equity and other limited partnership investments.
Income on Operating Derivatives
Income on operating derivatives increased $3 million, or 33%, to $12 million during the six months ended June 30, 2021 from $9 million during the six months ended June 30, 2020. This income relates to quarterly interest payments and accruals with respect to our interest rate swaps and, for which we generally receive amounts based on fixed rates and pay amounts based on floating rates.
Operating Benefits and Expenses
Operating benefits and expenses decreased to $121 million during the six months ended June 30, 2021 from $147 million during the six months ended June 30, 2020. This decrease was primarily due to interest expense, as described below.
Interest Expense
Interest expense was nil during the during the six months ended June 30, 2021, compared to $45 million during the six months ended June 30, 2020. The interest expense incurred in the prior year relates to interest on the surplus note, which was restructured as an intercompany obligation in June 2020. See Note 10 - Debt to our condensed consolidated financial statements.

Operating costs and other expenses, net of deferrals
Operating costs and other expenses, net of deferrals increased $13 million, or 14%, to $106 million during the six months ended June 30, 2021 from $93 million during the six months ended June 30, 2020. This increase is due to an increase in general expenses related to PPM, primarily due to higher compensation related expenses.
Pretax Adjusted Operating Earnings
Pretax adjusted operating earnings increased $85 million to $(9) million during the six months ended June 30, 2021 from $(94) million during the six months ended June 30, 2020, as a result of the items described above.
Investments
Our investment portfolio primarily consists of fixed-income securities and loans, primarily publicly-traded corporate and government bonds, private securities and loans, asset-backed securities and commercial mortgage loans. Asset-backed securities include mortgage-backed and other structured securities. The fair value of these and our other invested assets fluctuates depending on market and other general economic conditions and the interest rate environment and could be adversely impacted by other economic factors.
Investment Strategy
Our overall investment strategy is to maintain a diversified and largely investment grade fixed income portfolio that is capital efficient, achieve risk-adjusted returns that support competitive pricing for our products, generate profitable growth of our business and maintain adequate liquidity to support our obligations. The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment adviser. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. We may also use third-party investment managers for certain niche asset classes. As of June 30, 2021, third-party investment managers represented less than 1% of our AUM.
Our investment program seeks to generate a competitive rate of return on our invested assets to support the profitable growth of our business, while maintaining investment portfolio allocations within the company’s risk tolerance. This means seeking to maximize risk-adjusted return within the context of a largely fixed income portfolio while also managing exposure to downside risk in a stressed environment, regulatory and rating agency capital models, overall portfolio yield, diversification and correlation with other investments and company exposures.
Our Investment Committee has specified a target strategic asset allocation (“SAA”) that is designed to deliver the highest expected return within a defined risk tolerance while meeting other important objectives such as those mentioned in the prior paragraph. The fixed income portion of the SAA is assessed relative to a customized index of public corporate bonds that represents a close approximation of the maturity profile of our liabilities and a credit quality mix that that is consistent with our risk tolerance. PPM’s objective is to outperform this index on a number of measures including portfolio yield, total return and capital loss due to downgrades and defaults. While PPM has access to a broad universe of potential investments, we believe grounding the investment program with a customized public corporate index that can be easily tracked and monitored helps guide PPM in meeting the risk and return expectations and assists with performance evaluation.
Recognizing the trade offs between the level of risk, required capital, liquidity and investment return, the largest allocation within our investment portfolio is to investment grade fixed income securities. As previously mentioned, our investment manager accesses a broad universe of potential investments to construct the investment portfolio and takes into account the benefits of diversification across various sectors, collateral types and asset classes. To this end, our SAA and investment portfolio includes allocations to public and private corporate bonds (both investment grade and high yield), commercial mortgage loans, structured securities, private equity and U.S. Treasury securities. These U.S. Treasury securities, while lower yielding than other alternatives, provide a higher level of liquidity and play a meaningful role in managing our interest rate exposure.

As of June 30, 2021 and December 31, 2020, we had total investments of $75 billion and $80 billion, respectively.
Portfolio Composition
The following table summarizes the carrying values of our investments:

	June 30, 2021	December 31, 2020

	(in millions)
Available-for-sale debt securities, at fair value	$52,472.6	$59,075.0
Debt Securities, at fair value under fair value option	1,433.5	1,276.7
Debt securities, at fair value option	114.7	105.7
Equity securities, at fair value	239.3	193.1
Mortgage loans, net of allowance	11,649.1	10,727.5
Policy loans	4,581.1	4,523.5
Derivative instruments	1,482.9	2,219.8
Other invested assets	2,763.1	2,366.7

Total investments	$74,736.3	$80,488.0

Available-for-sale
debt securities decreased to $52,473 million at June 30, 2021 from $59,075 million at the end of 2020, primarily due to a decrease in net unrealized gains. The amortized cost of debt securities, available for sale, decreased from $55,523 million as of December 31, 2020 to $51,001 million as of June 30, 2021. Further, net unrealized gains on these assets decreased from a net unrealized gain of $4,948 million as of December 31, 2020 to a net unrealized gain of $3,026 million as of June 30, 2021.
Other Invested Assets
In June 2021, we entered into an arrangement to sell $420.4 million of limited partnership investments, of which $235.8 million was sold in second quarter of 2021, $168.0 million is expected to be sold in third quarter of 2021, and the remainder is to be sold by January 2022. We expect to reinvest in new limited partnerships as attractive opportunities become available.

Debt Securities
In accordance with guidance adopted January 1, 2020 regarding expected credit loss, securities that incurred a credit loss after December 31, 2019 and were still held at 2020, are presented net of allowance for credit losses. In accordance with previous guidance, the non-credit
other-than-temporary impairment (“OTTI”) loss is presented for debt securities, where applicable. At June 30, 2021 and December 31, 2020, the amortized cost, gross unrealized gains and losses, fair value and OTTI of debt securities or allowance for credit losses, including $1,434 million and $1,277 million in securities carried at fair value under the fair value option, were as follows (in millions):

June 30, 2021	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,783.9	$—	$88.0	$403.4	$4,468.5
Other government securities	1,510.5	—	152.3	13.8	1,649.0
Corporate securities
Utilities	5,892.8	—	770.0	16.3	6,646.5
Energy	3,156.0	—	303.4	17.3	3,442.1
Banking	1,723.3	—	125.4	6.3	1,842.4
Healthcare	3,082.3	—	229.9	17.6	3,294.6
Finance/Insurance	3,978.1	—	309.6	34.5	4,253.2
Technology/Telecom	2,302.8	—	163.4	21.8	2,444.4
Consumer goods	2,490.3	—	161.9	29.0	2,623.2
Industrial	2,229.7	—	181.9	6.1	2,405.5
Capital goods	2,100.3	—	172.8	4.8	2,268.3
Real estate	1,786.7	—	121.7	6.0	1,902.4
Media	1,227.6	—	108.8	9.7	1,326.7
Transportation	1,892.9	—	143.8	10.0	2,026.7
Retail	1,430.8	—	99.7	13.1	1,517.4
Other (1)	2,316.3	—	185.0	3.7	2,497.6

Total Corporate Securities	35,609.9	—	3,077.3	196.2	38,491.0
Residential mortgage-backed	770.5	0.8	66.6	1.7	834.6
Commercial mortgage-backed	2,702.2	—	171.0	2.2	2,871.0
Other asset-backed securities	5,624.4	6.0	106.4	18.1	5,706.7

Total Debt Securities	$51,001.4	$6.8	$3,661.6	$635.4	$54,020.8

(1)	No single remaining industry exceeds 3% of the portfolio.

December 31, 2020	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,078.9		$162.0	$114.9	$5,126.0
Other government securities	1,497.1		200.6	0.8	1,696.9
Corporate securities
Utilities	6,270.4		1029.2	1.9	7,297.7
Energy	3,430.2		351.1	8.2	3,773.1
Banking	2,341.6		206.4	0.4	2,547.6
Healthcare	3,729.4		357.6	1.6	4,085.4
Finance/Insurance	3,586.0		390.6	15.9	3,960.7
Technology/Telecom	2,765.7		279.2	5.8	3,039.1
Consumer goods	2,508.1		277	0.3	2,784.8
Industrial	2,582.5		279.9	0.6	2,861.8
Capital goods	2,384.6		230.8	1.5	2,613.9
Real estate	2,113.2		169.5	1.3	2,281.4
Media	1,352.9		148.9	0.9	1,500.9
Transportation	2,011.2		184.4	3.8	2,191.8
Retail	1,749.4		181.1	0.3	1,930.2
Other (1)	2,625.5		245.1	1.3	2,869.3

Total Corporate Securities	39,450.7	—	4,330.8	43.8	43,737.7
Residential mortgage-backed	911.7	—	74.4	1.2	984.9
Commercial mortgage-backed	3,077.6		248.5	3.5	3,322.6
Other asset-backed securities	5,507.4	13.6	100.2	4.7	5,589.3

Total Debt Securities	$55,523.4	$13.6	$5,116.5	$168.9	$60,457.4

(1)	No single remaining industry exceeds 3% of the portfolio.
Debt Securities Credit Quality
The following tables set forth the composition of the fair value of debt securities, including both those held as available for sale and for trading, as classified by rating categories as assigned by nationally recognized statistical rating organizations (“NRSRO”), the NAIC or, if not rated by such organizations, our consolidated investment advisor. The Company uses the second lowest rating by an NRSRO when NRSRO ratings are not equivalent and, for purposes of the table, if not otherwise rated by a NRSRO, the NAIC rating of a security is converted to an equivalent NRSRO-style rating.

	Percent of Total Debt Securities Carrying Value as of
	June 30,	December 31,
Investment Rating	2021	2020
AAA	16.8%	18.8%
AA	9.0%	8.1%
A	29.1%	30.5%
BBB	39.2%	37.7%

Investment grade	94.1%	95.1%

BB	3.3%	2.9%
B and below	2.6%	2.0%

Below investment grade	5.9%	4.9%

Total debt securities	100.0%	100.0%

Unrealized Losses
The following tables summarize the number of securities, fair value and the related amount of gross unrealized losses aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	June 30, 2021			December 31, 2020
	Less than 12 months			Less than 12 months
	Gross Unrealized Losses	Fair Value	# of securities	Gross Unrealized Losses	Fair Value	# of securities
U.S. government securities	$403.4	$3,407.2	20	$114.9	$3,944.7	7
Other government securities	13.8	231.0	25	0.8	89.4	7
Public utilities	16.3	436.8	56	1.8	146.5	8
Corporate securities	173.7	4,499.6	438	41.5	1,391.1	161
Residential mortgage-backed	1.6	137.0	78	1.2	35.4	28
Commercial mortgage-backed	2.2	162.5	15	3.2	151.9	13
Other asset-backed securities	10.4	1,150.2	157	1.4	796.4	91

Total temporarily impaired securities	$621.4	$10,024.3	789	$164.8	$6,555.4	315

	12 months or longer			12 months or longer
	Gross Unrealized Losses	Fair Value	# of securities	Gross Unrealized Losses	Fair Value	# of securities
U.S. government securities	$—	$—	—	$—	$—	—
Other government securities	—	—	—	—	—	—
Public utilities	—	0.5	2	—	—	—
Corporate securities	6.2	164.9	23	0.5	2.9	3
Residential mortgage-backed	0.1	3.0	11	—	1.8	4
Commercial mortgage-backed	—	19.9	2	0.3	9.7	1
Other asset-backed securities	7.7	19.3	4	3.3	29.8	4

Total temporarily impaired securities	$14.0	$207.6	42	$4.1	$44.2	12

	Total			Total
	Gross Unrealized Losses	Fair Value	# of securities	Gross Unrealized Losses	Fair Value	# of securities
U.S. government securities	$403.4	$3,407.2	20	$114.9	$3,944.7	7
Other government securities	13.8	231.0	25	0.8	89.4	7
Public utilities	16.3	437.3	58	1.8	146.5	8
Corporate securities (1)	179.9	4,664.5	453	42.0	1,394.0	164
Residential mortgage-backed	1.7	140.0	89	1.2	37.2	32
Commercial mortgage-backed	2.2	182.4	16	3.5	161.6	14
Other asset-backed securities	18.1	1,169.5	161	4.7	826.2	95

Total temporarily impaired securities	$635.4	$10,231.9	822	$168.9	$6,599.6	327

(1)	Certain corporate securities contain multiple lots and fit the criteria of both aging groups.

Evaluation of Available For Sale Debt Securities
See Note 3 to Condensed Consolidated Financial Statements for information about how we evaluate our available for sale debt securities for credit loss.
The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Available-for-sale securities
Realized gains on sale	$95.7	$358.3	$120.8	$420.0
Realized losses on sale	(51.7)	(57.7)	(57.7)	(183.7)
Credit loss income (expense)	(1.4)	0.4	7.2	(17.1)
Gross impairments	—	(1.0)	—	(26.4)
Credit loss income (expense) on mortgage loans	(10.1)	14.6	48.4	(33.9)
Other (1)	(17.5)	(48.8)	48.8	2.3

Net gains (losses) excluding derivatives and funds withheld assets	15.0	265.8	167.5	161.2
Net gains (losses) on derivative instruments (see Note 4)	(1,768.3)	(5,890.5)	(112.9)	(3,342.8)
Net gains (losses) on funds withheld reinsurance treaties (see Note 7)	(767.4)	1,253.4	130.3	1,168.7

Total net gains (losses) on derivatives and investments	$(2,520.7)	$(4,371.3)	$184.9	$(2,012.9)

(1)	Includes the foreign currency gain or loss related to foreign denominated mortgage loans and trust instruments supporting funding agreements.
Equity Securities
Equity securities consist of investments in common and preferred stock holdings and mutual fund investments. Common and preferred stock investments generally arise out of previous private equity investments or other settlements rather than as direct investments. Mutual fund investments typically represent investments made in our own mutual funds to seed those structures for external issuance at a later date. The following table summarizes our holdings:

	June 30,	December 31,
	2021	2020

	(in millions)
Common Stock	$76.3	$71.9
Preferred Stock	131.7	97.6
Mutual Funds	31.3	23.6

Total	$239.3	$193.1

The increase in limited partnerships was due to strong fourth-quarter financial statements of the limited partnerships that increased the value of our investments, which we received and recorded during the three months ended March 31, 2021.
Mortgage Loans
Our investments in mortgage loans provide an opportunity for higher investment yields within an asset class where PPM has a positive track record and a demonstrated ability to manage risk in the portfolio. As of June 30, 2021 and December 31, 2020, commercial mortgage loans of $11,649 million and $10,728 million, respectively, are reported net of allowance for credit losses of $135 million and $179 million at each date, respectively. As of June 30, 2021, commercial mortgage loans were collateralized by properties located in 38 states and the District of Columbia and residential mortgage loans were collateralized by properties located in 48 states and the District of Colombia.

The table below presents the carrying value, net of allowance of credit loss, of our mortgage loans by property type:

	June 30,	December 31,
	2021	2020

	(in millions)
Commercial:
Apartment	$4,217.3	$3,905.3
Hotel	1,043.7	882.7
Office	1,966.3	1,569.7
Retail	2,132.8	1,942.4
Warehouse	1,717.2	1,978.8

Total Commercial	$11,077.3	$10,278.9
Residential	571.8	448.6

Total	$11,649.1	$10,727.5

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	June 30,	December 31,
	2021	2020

	(in millions)
East North Central	$1,183.4	$1,211.4
East South Central	523.1	452.7
Middle Atlantic	1,544.3	1,275.8
Mountain	686.7	840.0
New England	475.3	476.2
Pacific	2,800.1	2,588.6
South Atlantic	2,463.8	2,529.9
West North Central	551.5	379.3
West South Central	861.9	811.8
Foreign	559.0	161.8

Total	$11,649.1	$10,727.5

The following table provides information relating to the
loan-to-value
ratio of our commercial mortgage loans:

	June 30,	December 31,
	2021	2020

	(in millions)
Loan-to-Value Ratio
< 70%	$10,008.1	$9,263.8
70% - 80%	842.9	845.0
80% - 100%	141.9	170.1
> 100%	84.4	—

Total	$11,077.3	$10,278.9

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	June 30,
	2021	2020

	(in millions)
Balance at beginning of period	$179.2	$8.9
Cumulative effect of change in accounting principle	—	62.0
Charge offs, net of recoveries	—	—
Additions from purchase of purchased credit -deteriorated mortgage loans	—	—
Provision (release)	(43.9)	48.5

Balance at end of period	$135.3	$119.4

As of June 30, 2021 and 2020, our commercial mortgage loan portfolio is current and accruing interest, and we had no commercial mortgage loans that were delinquent greater than 90 days, restructured or in the process of foreclosure. Delinquency status is determined from the date of the first missed contractual payment.

Derivative Instruments
The following table presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments (in millions):

	June 30, 2021
	Assets		Liabilities
	Contractual/		Contractual/		Net
	Notional	Fair	Notional	Fair	Fair
	Amount (1)	Value	Amount (1)	Value	Value
Freestanding derivatives
Cross-currency swaps	$1,113.3	$45.7	$654.1	$34.3	$11.4
Equity index call options	19,000.0	597.6	—	—	597.6
Equity index futures (2)	—	—	15,900.0	—	—
Equity index put options	35,000.0	127.2	—	—	127.2
Interest rate swaps	7,978.1	516.5	—	—	516.5
Interest rate swaps - cleared (2)	1,500.0	—	—	—	—
Put-swaptions	16,000.0	179.1	2,000.0	17.5	161.6
Treasury futures (2)	1,611.7	—	10.6	—	—
Credit default swaps	—	—	—	—	—

Total freestanding derivatives	82,203.1	1,466.1	18,564.7	51.8	1,414.3
Embedded derivatives-product liabilities
VA embedded derivatives (3)	N/A	—	N/A	2,235.7	(2,235.7)
FIA embedded derivatives (4)	N/A	—	N/A	1,489.9	(1,489.9)

Total embedded derivatives	N/A	—	N/A	3,725.6	(3,725.6)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	$73.0	$3.4	$84.9	$3.3	$0.1
Cross-currency forwards	1,039.3	13.4	76.1	0.1	13.3
Funds withheld embedded derivative (5)	N/A	—	N/A	372.9	(372.9)

Total derivatives related to funds withheld under reinsurance treaties	$1,112.3	$16.8	$161.0	$376.3	$(359.5)

Total	$83,315.4	$1,482.9	$18,725.7	$4,153.7	$(2,670.8)

(1)
The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures and options represents the market exposure of open positions.

(2)	Variation margin is considered settlement resulting in the netting of cash received/paid for variation margin against the fair value of the trades.
(3)	Included within reserves for future policy benefits and claims payable on the condensed consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.
(4)	Included within other contract holder funds on the condensed consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.

	December 31, 2020
	Assets		Liabilities
	Contractual/		Contractual/		Net
	Notional	Fair	Notional	Fair	Fair
	Amount (1)	Value	Amount (1)	Value	Value
Freestanding derivatives
Cross-currency swaps	$1,228.1	$93.0	$516.0	$34.0	$59.0
Equity index call options	26,300.0	1,127.3	—	—	1,127.3
Equity index futures (2)	—	—	27,651.0	—	—
Equity index put options	27,000.0	178.0	—	—	178.0
Interest rate swaps	4,250.0	721.8	500.0	0.9	720.9
Interest rate swaps - cleared (2)	—	—	1,500.0	8.2	(8.2)
Put-swaptions	1,000.0	99.5	—	—	99.5
Treasury futures (2)	8,520.5	—	3.8	—	—
Credit default swaps	0.5	—	—	—	—

Total freestanding derivatives	68,299.1	2,219.6	30,170.8	43.1	2,176.5
Embedded derivatives
VA embedded derivatives (3)	N/A	—	N/A	5,592.1	(5,592.1)
FIA embedded derivatives (4)	N/A	—	N/A	1,483.9	(1,483.9)

Total embedded derivatives	N/A	—	N/A	7,076.0	(7,076.0)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	$7.4	$—	$100.7	$5.2	$(5.2)
Cross-currency forwards	75.3	0.2	668.3	8.1	(7.9)
Funds withheld embedded derivative (5)	N/A	—	N/A	826.6	(826.6)

Total derivatives related to funds withheld under reinsurance treaties	$82.7	$0.2	$769.0	$839.9	$(839.7)

Total	$68,381.8	$2,219.8	$30,939.8	$7,959.0	$(5,739.2)

(1)	The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures and options represents the market exposure of open positions.
(2)	Variation margin is considered settlement resulting in the netting of cash received/paid for variation margin against the fair value of the trades.
(3)	Included within reserves for future policy benefits and claims payable on the condensed consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.
(4)	Included within other contract holder funds on the condensed consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.

Investment Income
Our sources of net investment income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Debt securities	$277.2	$404.6	$600.5	$921.9
Equity securities	7.0	1.7	6.6	(13.7)
Mortgage loans	80.3	91.1	162.1	201.7
Policy loans	17.0	17.1	35.7	37.9
Limited partnerships	150.0	(168.8)	392.9	(139.3)
Other investment income	4.6	6.6	8.1	17.7

Total investment income excluding funds withheld assets	536.1	352.3	1,205.9	1,026.2
Net investment income on funds withheld assets (see Note 7)	293.8	144.2	584.9	228.9
Investment expenses:
Derivative trading commission	(0.5)	(1.5)	(1.3)	(3.1)
Depreciation on real estate	(2.0)	(2.8)	(4.8)	(5.5)
Expenses related to consolidated entities (1)	(9.0)	(11.1)	(16.6)	(20.3)
Other investment expenses (2)	(22.5)	(44.7)	(44.5)	(2.0)

Total investment expenses	(34.0)	(60.1)	(67.2)	(30.9)

Net investment income	$795.9	$436.4	$1,723.6	$1,224.2

(1)	Includes management fees, administrative fees, legal fees, and other expenses related to the consolidation of certain investments.
(2)
Includes interest expense and market appreciation on deferred compensation; investment software expense, custodial fees, and other bank fees; institutional product issuance related expenses; and other expenses.

Other investment expenses includes deferred compensation expenses, which may become positive when markets decline, as was the case during the three and six months ended June 30, 2020, when markets declined due to the economic shutdown resulting from the pandemic.
Evaluation of Invested Assets
We perform regular evaluations of our invested assets. On a monthly basis, management identifies those investments that may require additional monitoring and carefully reviews the carrying value of such investments to determine whether specific investments should be placed on a non-accrual
status and to determine if any declines in value may be other than temporary. In making these reviews, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower’s recent financial performance, news reports and other externally generated information concerning the issuer’s affairs. In the case of publicly traded bonds, management also considers market value quotations, where available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral. For investments in partnerships, management reviews the financial statements and other information provided by the general partners.
The carrying values of investments that are determined to have declines in value that are other than temporary are reduced to net realizable value and, in determining whether an other than temporary impairment has occurred, we consider a security’s forecasted cash flows as well as the severity of depressed fair values. Investment income is not accrued on securities in default and otherwise where the collection is uncertain. Subsequent receipts of interest on such securities are generally used to reduce the cost basis of the securities. The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest on mortgage loans is generally suspended when principal or interest payments on mortgage loans are past due more than 90 days. Interest is then accounted for on a cash basis.

Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows to meet the cash requirements of operating, investing and financing activities. Capital refers to our long-term financial resources available to support the business operations and contribute to future growth. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of the businesses, timing of cash flows on investments and products, general economic conditions and access to the capital markets and the alternate sources of liquidity and capital described herein.
The discussion below describes our liquidity and capital resources for the six months ended June 30, 2021 and 2020.
Cash Flows
The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2021	2020

	(in millions)
Net cash provided by (used in) operating activities	$2,147.4	$1,426.7
Net cash provided by (used in) investing activities	580.0	5,234.0
Net cash provided by (used in) financing activities	(3,211.5)	215.8

Net increase (decrease) in cash and cash equivalents	(484.1)	6,876.5
Cash and cash equivalents, beginning of period	2,018.7	1,934.5

Total cash and cash equivalents, end of period	$1,534.6	$8,811.0

Cash flows provided by Operating Activities
The principal operating cash inflows from our insurance activities come from insurance premiums, fees charged on our products, sales of annuities and institutional products and net investment income. The principal operating cash outflows are the result of annuity, life insurance and institutional product benefits, operating expenses and income tax, as well as interest expense. The primary liquidity concern with respect to these cash flows is the risk of early contract holder and policyholder withdrawal.
Cash flows provided by operating activities increased $720 million to $2,147 million during the six months ended June 30, 2021 from $1,427 million during the six months ended June 30, 2020. This increase in cash provided by operating activities was primarily due to higher net loss in six months of 2020 due to the impact of the Athene Reinsurance Transaction.
Cash flows provided by Investing Activities
The principal cash inflows from our investment activities come from repayments of principal, proceeds from maturities and sales of investments, as well as settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments and settlements of freestanding derivatives. It is not unusual to have a net cash outflow from investing activities because cash inflows from insurance operations are typically reinvested to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors or market disruptions that might impact the timing of investment related cash flows.
Cash flows provided by investing activities decreased $4,654 million to $580 million during the six months ended June 30, 2021 from $5,234 million during the six months ended June 30, 2020. This decrease was due to an increase in outflows related to the previously mentioned decreased derivative gains during the six months of 2021, compared to the six months of 2020.
Cash flows provided by (used in) Financing Activities
The principal cash inflows from our financing activities come from deposits of funds associated with policyholder account balances and lending of securities. The principal cash outflows come from withdrawals associated with policyholder account balances and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early policyholder withdrawal.
Cash flows (used in) provided by financing activities decreased $3,428 million to $(3,212) million during the six months ended June 30, 2021 from $216 million for the six months ended June 30, 2020. This decrease was primarily due to lower sales within our institutional products and net transfers from variable annuity separate accounts to the general account during the six months of 2020, partially offset by repurchase agreements entered into during the six months of 2021.
Statutory Capital
Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. As of June 30, 2021, our insurance companies were well in excess of the minimum required capital levels. Jackson is also subject to risk-based capital guidelines that provide a method to measure the adjusted capital that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of Jackson’s investments and products.
Holding Company Liquidity
As a holding company with no business operations of its own, Jackson Financial primarily derives cash flows from dividends and interest payments from its insurance subsidiaries. These principal sources of liquidity are expected to be supplemented by cash and short-term investments held by Jackson Financial and access to bank lines of credit and the capital markets. We intend to maintain a minimum amount of approximately $250 million in cash and cash equivalents at Jackson Financial. The main uses of liquidity for Jackson Financial are interest payments and debt repayment, holding company operating expenses, payment of dividends and other distributions to stockholders, which may include stock repurchases, and capital contributions, if needed, to our insurance company subsidiaries. Our principal sources of liquidity and our anticipated capital position are described in the following paragraphs.
Distributions from our Insurance Company Subsidiaries
The ability of our insurance company subsidiaries to pay dividends is limited by applicable laws and regulations of the jurisdictions where such subsidiaries are domiciled as well as agreements entered into with regulators. These laws and regulations require, among other things, our insurance company subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay.
Subject to these limitations, our insurance company subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile, subject to prior notification to the appropriate regulatory agency. Any distributions above the amount permitted by statute in any twelve-month period are considered to be extraordinary dividends, and the approval of the appropriate regulator is required prior to payment. In Michigan, the Director of the Michigan Department of Insurance and Financial Services (the Michigan Director of Insurance) may limit, or not permit, the payment of dividends from either Jackson or Brooke Life, if it determines that the surplus of either these subsidiaries is not reasonable in relation to their outstanding liabilities and is not adequate to meet their financial needs, as required by Michigan insurance law. Unless otherwise approved by the Michigan Director of Insurance, dividends may only be paid from earned surplus. Also, surplus note arrangements and interest payments must be approved by the Michigan Director of Insurance and such interest payments to related parties reduce the otherwise calculated ordinary dividend capacity for that period. In New York, all dividends require approval from NYSDFS.
For 2021, Jackson and Brooke Life, Jackson’s direct parent company, had total ordinary dividend capacity, based on 2020 statutory capital and surplus and statutory net gain from operations, subject to the availability of earned surplus, of $477 million and $377 million, respectively. Brooke Life, as the sole owner of our other insurance company subsidiaries, including Jackson and Jackson National Life NY, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial. As such, Jackson Financial’s ability to receive dividend payments from our insurance company subsidiaries is effectively limited by Brooke Life’s ability to make dividend payments to Jackson Financial.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer’s actual ability to pay such distributions, which may be constrained by business and other considerations, such as imposition of withholding tax, the impact of such distributions on surplus, which could affect the insurer’s ratings or competitive position, the ability to generate new annuity sales and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our insurance subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for the insurance subsidiaries’ financial needs. Along with solvency regulations, another primary consideration in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies, including A.M. Best, S&P, Moody’s and Fitch. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for insurance company subsidiaries. We believe our insurance company subsidiaries have sufficient statutory capital and surplus to maintain their desired financial strength rating.
Insurance Company Subsidiaries’ Liquidity
The liquidity requirements for our insurance company subsidiaries primarily relate to the liabilities associated with their insurance and reinsurance activities, operating expenses and income taxes. Liabilities arising from insurance and reinsurance activities include the payment of policyholder benefits when due, cash payments in connection with policy surrenders and withdrawals and policy loans.
Liquidity requirements are principally for purchases of new investments, management of derivative related margin requirements, repayment of principal and interest on debt, payments of interest on surplus notes, funding of insurance product liabilities including payments for policy benefits, surrenders, maturities and new policy loans, funding of expenses including payment of commissions, operating expenses and taxes. As of June 30, 2021, Jackson’s outstanding surplus notes and bank debt included $68.0 million of bank loans from the Federal Home Loan Bank of Indianapolis, collateralized by mortgage-related securities and mortgage loans and $250 million of surplus notes maturing in 2027. Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders, and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio.
Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements, including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance
products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of June 30, 2021, approximately half of Jackson’s general account reserves are either not surrenderable, or included policy restrictions such as surrender charges greater than 5%, or market value adjustments to discourage early withdrawal of policy and contract funds.
The liquidity sources for our insurance company subsidiaries are their cash, short-term investments, sales of publicly traded bonds, premium income, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of a short-term borrowing facility with the Federal Home Loan Bank of Indianapolis.
Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals are its portfolio of liquid assets and its net operating cash flows. As of June 30, 2021, the portfolio of cash, short-term investments and privately and publicly traded securities and equities amounted to $37.2 billion.
Our Indebtedness

On February 22, 2021, we and a syndicate of banks entered into a credit agreement consisting of a $1.0 billion Revolving Facility, and a credit agreement consisting of a $1.7 billion senior unsecured delayed draw term loan facility that matures in February 2022 and a $1.0 billion senior unsecured delayed draw term loan facility that matures in February 2023. On July 19, 2021, we and such banks entered into amendments to such credit agreements in order to (i) extend the period during which we were permitted to draw under the Credit Facilities from the date that was the six-month
anniversary of our entry into the credit agreements to the date that was the nine-month anniversary of our entry into the credit agreements, (ii) extend the maturity date of the 2022 DDTL Facility from February 2022 to May 2022 and (iii) amend the definition used to calculate our adjusted consolidated net worth to reflect certain changes in our restated audited financial statements included in the Form 10. When referring to the Credit Facilities, the associated credit agreements and the terms and conditions thereof, in each case in this report, we are referring to the Credit Facilities, the credit agreements and their terms and conditions as amended by the amendments entered into on July 19, 2021.
The credit agreements for the Credit Facilities contain a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). Such covenants, among other things, restrict, subject to certain exceptions, our ability to pay dividends and distributions or repurchase common shares if a default or event of default has occurred and is continuing (with such negative covenant dropping away if our long term unsecured senior, non-credit
enhanced, debt ratings are either (x) BBB+ or better from S&P or (y) Baa1 or better from Moody’s), incur additional indebtedness, create liens on our or our subsidiaries’ assets and make fundamental changes. The credit agreements for the Credit Facilities contain financial maintenance covenants, including a minimum adjusted consolidated net worth test of no less than 70% of our adjusted consolidated net worth as of the date of the Demerger (taking into account 50% of the proceeds of any additional equity issuances) and a maximum consolidated indebtedness to total capitalization ratio test not to exceed 35%. The credit agreement for the DDTL Facilities also contains a covenant that requires we maintain minimum long term unsecured senior, non-credit
enhanced, debt ratings of at least
(x) BBB-
from S&P and (y) Baa3 from Moody’s.
The Revolving Facility provides for borrowings to be available for working capital and other general corporate purposes under aggregate commitments of $1.0 billion, with a sublimit of $500 million available for letters of credit. The Revolving Facility further provides for the ability to request, subject to customary terms and conditions, an increase in commitments thereunder by an additional $500 million. Commitments under the Revolving Facility terminate on February 22, 2024.
On September 10, 2021, we borrowed an aggregate principal amount of $2.35 billion as follows: $1.6 billion under the 2022 DDTL Facility and $750 million under the 2023 DDTL Facility. We have contributed a majority of the proceeds from the borrowings under the DDTL Facilities to Jackson. With respect to the remaining amount of proceeds from the borrowings under the DDTL Facilities, we intend to (i) establish a minimum liquidity buffer of at least $250.0 million at the Company, and (ii) retain the balance of the proceeds of approximately $575.0 million at the Company. With respect to items (i) and (ii), such amounts are expected to be used for general corporate purposes, including interest payments and debt repayment, holding company operating expenses, payment of dividends and other distributions to stockholders, which may include stock repurchases, and capital contributions, if needed, to our insurance company subsidiaries.
Surplus Notes
On March 15, 1997, our subsidiary, Jackson, issued 8.15% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes were issued pursuant to Rule 144A under the Securities Act of 1933, and are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5.1 million and $10.2 million for both the three and six months ended June 30, 2021 and 2020, respectively.
On November 6, 2019, Jackson Financial, through its subsidiary, Brooke Life, issued a 4.5% surplus note payable to Prudential, in the principal amount of $2.0 billion, due November 6, 2059. Immediately following issuance of the $2.0 billion surplus note, Jackson Financial remitted a return of capital of $2.0 billion to Prudential. These two actions increased total indebtedness by $2.0 billion and reduced total stockholder’s equity by $2.0 billion. The surplus note was unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims.

The Brooke Life surplus note was assigned to Jackson Finance in connection with our debt restructuring in June 2020, ultimately resulting in a cashless transaction, whereby the surplus note was contributed to Jackson Financial and stockholder’s equity increased by $2.0 billion.
Under Michigan Insurance Law, for statutory reporting purposes, the surplus notes are not part of the legal liabilities of the Company and are considered surplus funds. Payments of interest or principal may only be made with the prior approval of the commissioner of insurance of the state of Michigan and only out of surplus earnings which the commissioner determines to be available for such payments under Michigan Insurance Law.
Federal Home Loan Bank
Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with short-term and long-term funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either short-term or long-term notes or funding agreements issued to FHLBI. As of June 30, 2021, Jackson held a short-term borrowing of $250.0 million and a bank loan with an outstanding balance of $68.1 million. As of December 31, 2020, Jackson held a short-term borrowing of $380 million and a bank loan with an outstanding balance of $72.3 million.
Bank Loan
On November 7, 2019, we issued a $350 million short-term note payable to Standard Chartered Bank, which was guaranteed by Prudential. Immediately following the issuance of the $350 million short-term note payable, we paid a special dividend of $350 million to Prudential. These two actions increased total indebtedness by $350 million and reduced total stockholder’s equity by $350 million. This note accrued interest at LIBOR plus 0.2% per annum and was due November 7, 2020.
In June 2020, we transferred the loan to a Prudential affiliate in connection with our debt restructuring, ultimately resulting in a cashless transaction, whereby the note was transferred to a Prudential affiliate and stockholder’s equity increased by $350 million.
Financial Strength Ratings
Our access to funding and our related cost of borrowing, the attractiveness of certain of our subsidiaries’ products to customers, our attractiveness as a reinsurer to potential ceding companies and requirements for derivatives collateral posting are affected by our credit ratings and financial strength ratings which are periodically reviewed by the rating agencies. Financial strength ratings and credit ratings are important factors affecting consumer confidence in an insurer and its competitive position in marketing products as well as critical factors considered by ceding companies in selecting a reinsurer.
Our principal insurance company subsidiaries are rated by A.M. Best, S&P, Moody’s and Fitch. Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurer or reinsurer to meet its obligations under an insurance policy or reinsurance arrangement and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the company and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to customers, distribution partners and ceding companies and are not directed toward the protection of investors. Financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

Company	A.M. Best	Fitch	Moody’s	S&P
Jackson
Rating	A	A	A2	A
Outlook	stable	stable	negative	stable
In evaluating a company’s financial strength, the rating agencies evaluate a variety of factors including but not limited to our strategy, market positioning and track record, our mix of business, profitability, leverage and liquidity, the adequacy and soundness of our reinsurance, the quality and estimated market value of our assets, the adequacy of our surplus, our capital structure, and the experience and competence of our management.
In addition to the financial strength ratings, rating agencies use an outlook statement to indicate a short or medium term trend which, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. Outlooks should not be confused with expected stability of the issuer’s financial or economic performance. A stable outlook does not preclude a rating agency from changing a rating at any time without notice.
A.M. Best, S&P, Moody’s and Fitch review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales of our annuities and institutional products, and persistency is unknown, if our ratings are negatively adjusted for any reason, we believe we could experience a material decline in the sales in our individual channel, origination in our institutional channel, and the persistency of our existing business.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 3 to Consolidated Financial Statements in our Form 10. The most critical estimates include those used in determining:

•	deferred acquisition costs and deferred sales inducements

•	reserves for future policy benefits and claims payable and other contract holder funds

•	accounting for reinsurance

•	valuation and impairment of investments

•	valuation of freestanding derivative instruments

•	valuation of embedded derivatives

•	income taxes

•	value of business acquired

•	consolidation of variable interest entities
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries while others are specific to our business and operations. Actual results could differ from these estimates.
Off–Balance Sheet Arrangements
We do not have any off–balance sheet arrangements as of June 30, 2021.
Principal Definitions, Abbreviations and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as “JFI”)

Jackson	Jackson National Life Insurance Company, a Company subsidiary.

Jackson Finance	Jackson Finance, LLC, a Company subsidiary.

PPM	PPM Holdings, Inc., a Company subsidiary.

ACL	Allowance for credit loss

Account value or account balance	The amount of money in a customer’s account. For example, the value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.

Athene	Athene Life Re Ltd. and its affiliates and permitted transferees, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.

Athene Equity Investment	The July 2020 investment of $500 million by Athene in JFI for Class A common stock and Class B common stock, representing approximately 9.9% of the total combined voting power and approximately 11.1% of the total common stock of the Company

Athene Reinsurance Transaction	The funds withheld coinsurance agreement entered into with Athene on June 18, 2020, effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force
fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions

Athene Transactions	The Athene Reinsurance Transaction and the Athene Equity Investment, together

AUM (Assets under management)	General account investments and separate account assets.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may have different benefit bases.

CMBS	Commercial mortgage-backed securities

DAC (Deferred acquisition costs)	Represent the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.

DDTL Facility	Delayed Draw Term Loan Facility

Deferred tax asset or Deferred tax liability	Assets or liabilities that are recorded for the difference between book basis and tax basis of an asset or a liability.

DSI (Deferred sales inducements)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.

Fixed Index Annuity	An annuity with an ability to share in the upside from certain financial markets such as equity indices.

Form 10	Form 10 registration statement registering the Company’s Class A common stock under the Securities Exchange Act of 1934, as amended, which became effective on August 6, 2021.

General account assets	The assets held in the general accounts of our insurance companies.

GIC	Guaranteed investment contract

Guarantee Fees	Fees charged on annuities for optional benefit guarantees

GMAB (Guaranteed minimum accumulation benefit)	An
add-on
benefit (available for an additional cost) which entitles an owner to a minimum payment, typically in lump-sum,
after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.

GMDB (Guaranteed minimum death benefit)	An
add-on
benefit that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner.

GMIB (Guaranteed minimum income benefit)	An
add-on
benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value.

GMWB (Guaranteed minimum withdrawal benefit)	An
add-on
benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value.

GMWB for Life (Guaranteed minimum withdrawal benefit for life)	An
add-on
benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year, for the duration of the policyholder’s life, regardless of account performance.

NAIC	National Association of Insurance Commissioners

NAV	Net asset value

Net flows	Net flows represent the net change in customer account balances during a period, including gross premiums, surrenders, withdrawals and benefits. Net flows exclude investment performance, interest credited to customer accounts and policy charges.

RBC (Risk-based capital)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the NAIC.

RMBS	Residential mortgage-backed securities

Variable annuity	A type of annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments.

VIE	Variable interest entity

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” previously disclosed in our Form 10.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule
13a-15(e)
of the Exchange Act).
We describe in the Company’s Form 10, Note 2—Restatement of Previously Issued Financial Statements to our audited financial statements, the background to the restatement of our previously-issued audited financial statements for the year ended December 31, 2020. Our management has concluded that the restatement resulted from a material weakness in our internal control over financial reporting as of December 31, 2020. Due to this material weakness in our disclosure controls and procedures and internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021.
Although the Company has taken significant steps in our remediation plan, the Company continues to implement, document, and communicate policies, procedures, and internal controls. As a result of the material weakness, our management has identified the need for stronger controls when assessing the accounting for significant and unusual transactions that involve a high degree of judgment and complexity, along with the need for additional technical U.S. GAAP accounting expertise. Our management has implemented and enhanced controls when assessing the accounting for significant and unusual transactions in the second quarter of 2021 as well as made some key hires for additional technical U.S. GAAP accounting expertise. The Company believes that these actions will remediate the material weakness. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed in the second quarter of 2022.
Changes in Internal Control Over Financial Reporting
As described above, the Company has taken steps to remediate the material weakness in its internal control over financial reporting and is implementing additional controls to remediate the material weakness. Other than these additional controls, there was no change in our internal control over financial reporting (as defined in Rule
13a-15(f)
under the Exchange Act) that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
For a discussion of legal proceedings, see Note 14 to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors described in the section titled “Risk Factors” previously disclosed in the Form 10.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities.
None.
Repurchase of Equity by the Company.
None.

Item 6.	Exhibits.

Number	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: September 20, 2021	By:	/s/ Marcia Wadsten
Marcia Wadsten
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)