Form 10-Q
period 2021-09-30
Jackson Financial Inc.
filed 2021-11-10
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-40274
Jackson Financial Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0486152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Corporate Way, Lansing, Michigan	48951
(Address of principal executive offices)	(Zip Code)
(517) 381-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	JXN	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 8, 2021, there were 93,099,859 shares of the registrant’s Class A common stock, $0.01 par value, outstanding. As of November 8, 2021, there were 1,364,484 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in millions)

	September 30,	December 31,
	2021	2020
Assets	(Unaudited)
Investments:
Debt Securities, available for sale, net of allowance for credit losses of $9.4 and $13.6 at September 30, 2021 and December 31, 2020, respectively (amortized cost: 2021 $49,564.9; 2020 $54,141.0)	$52,123.0	$59,075.0
Debt Securities, at fair value under fair value option	1,516.6	1,276.7
Debt Securities, trading, at fair value	117.9	105.7
Equity securities, at fair value	290.1	193.1
Mortgage loans, net of allowance for credit losses of $96.4 and $179.2 at September 30, 2021 and December 31, 2020, respectively	11,731.4	10,727.5
Policy loans (including $3,487.5 and $3,454.2 at fair value under the fair value option at September 30, 2021 and December 31, 2020, respectively)	4,511.9	4,523.5
Freestanding derivative instruments	1,141.9	2,219.8
Other invested assets	2,770.5	2,366.7
Total investments	74,203.3	80,488.0
Cash and cash equivalents	2,481.8	2,018.7
Accrued investment income	511.3	557.9
Deferred acquisition costs	14,016.8	13,897.0
Reinsurance recoverable, net of allowance for credit losses of $12.3 and $12.6 at September 30, 2021 and December 31, 2020, respectively	33,752.5	35,269.5
Deferred income taxes, net	1,004.6	1,057.8
Other assets	1,306.0	1,103.7
Separate account assets	237,096.2	219,062.9
Total assets	$364,372.5	$353,455.5
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$18,399.3	$21,490.1
Other contract holder funds	60,465.9	64,538.4
Funds withheld payable under reinsurance treaties (including $3,659.9 and $3,626.5 at fair value under the fair value option at September 30, 2021 and December 31, 2020, respectively)	29,771.4	31,971.5
Short-term debt	1,601.7	—
Long-term debt	1,068.5	322.0
Securities lending payable	20.7	13.3
Freestanding derivative instruments	40.4	56.4
Other liabilities	5,052.3	6,078.7
Separate account liabilities	237,096.2	219,062.9
Total liabilities	353,516.4	343,533.3
Commitments, Contingencies, and Guarantees (Note 14)
Equity
Common stock, (i) Class A common stock 900,000,000 shares authorized, $0.01 par value per share and 93,099,859 shares issued and outstanding at both September 30, 2021 and December 31, 2020, respectively and (ii) Class B common stock 100,000,000 shares authorized, $0.01 par value per share and 1,364,484 shares issued and outstanding at both September 30, 2021 and December 31, 2020, respectively (See Note 18)	0.9	0.9
Additional paid-in capital	5,927.5	5,926.9
Shares held in trust	—	(4.3)
Equity compensation reserve	10.1	7.7
Accumulated other comprehensive income, net of tax expense of $275.4 in 2021 and $765.9 in 2020	2,045.2	3,820.6
Retained earnings	2,274.5	(323.2)
Total stockholders' equity	10,258.2	9,428.6
Noncontrolling interests	597.9	493.6
Total equity	10,856.1	9,922.2
Total liabilities and equity	$364,372.5	$353,455.5

See notes to condensed consolidated financial statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Fee income	$1,961.9	$1,666.5	$5,673.5	$4,847.9
Premium	35.1	46.5	100.3	134.0
Net investment income	852.0	881.4	2,575.6	2,105.6
Net gains (losses) on derivatives and investments	(1,379.3)	(2,504.8)	(1,194.4)	(4,517.7)
Other income	16.6	21.5	70.2	35.6
Total revenues	1,486.3	111.1	7,225.2	2,605.4

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	394.1	224.2	887.1	1,071.4
Interest credited on other contract holder funds, net of deferrals	216.6	230.3	656.6	979.3
Interest expense	6.3	7.8	19.0	81.0
Operating costs and other expenses, net of deferrals	613.6	573.3	1,811.5	367.2
Cost of reinsurance	—	6.2	—	2,520.1
Amortization of deferred acquisition and sales inducement costs	4.0	(398.8)	552.3	(85.8)
Total benefits and expenses	1,234.6	643.0	3,926.5	4,933.2
Pretax income (loss) before noncontrolling interests	251.7	(531.9)	3,298.7	(2,327.8)
Income tax expense (benefit)	(16.4)	(157.0)	514.7	(580.8)
Net income (loss)	268.1	(374.9)	2,784.0	(1,747.0)
Less: Net income (loss) attributable to noncontrolling interests	61.9	21.7	186.3	(37.8)
Net income (loss) attributable to Jackson Financial Inc.	$206.2	$(396.6)	$2,597.7	$(1,709.2)

Earnings per share
Basic	$2.18	$(4.28)	$27.50	$(29.15)
Diluted	$2.18	$(4.28)	$27.50	$(29.15)

See notes to condensed consolidated financial statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$268.1	$(374.9)	$2,784.0	$(1,747.0)

Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on securities not impaired (net of tax expense (benefit) of: $(86.1) and $129.9 for the three months ended September 30, 2021 and 2020, respectively, and $(429.8) and $553.3 for the nine months ended September 30, 2021 and 2020, respectively)	(313.9)	488.6	(1,554.7)	2,081.4
Change in unrealized gains (losses) on securities for which an allowance for credit losses has been recorded (net of tax expense (benefit) of: $0.1 and $0.2 for the three months ended September 30, 2021 and 2020, respectively, and $0.7 and $1.2 for the nine months ended September 30, 2021 and 2020, respectively)	0.3	0.4	2.5	4.3
Reclassification adjustment for gains (losses) included in net income (loss) (net of tax expense (benefit) of: $(8.6) and $(18.1) for the three months ended September 30, 2021 and 2020, respectively, and $(61.4) and $(168.0) for the nine months ended September 30, 2021 and 2020, respectively)	(31.4)	(67.8)	(223.2)	(631.8)
Total other comprehensive income (loss)	(345.0)	421.2	(1,775.4)	1,453.9
Comprehensive income (loss)	(76.9)	46.3	1,008.6	(293.1)
Less: Comprehensive income (loss) attributable to noncontrolling interests	61.9	21.7	186.3	(37.8)
Comprehensive income (loss) attributable to Jackson Financial Inc.	$(138.8)	$24.6	$822.3	$(255.3)

See notes to condensed consolidated financial statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

					Accumulated
		Additional	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Held	Compensation	Comprehensive	Retained	Stockholders'	Controlling	Total
	Stock	Capital	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of June 30, 2021	$0.9	$5,926.9	$(4.3)	$8.5	$2,390.2	$2,068.3	$10,390.5	$599.1	$10,989.6

Net income (loss)	—	—	—	—	—	206.2	206.2	61.9	268.1
Change in unrealized investment gains and losses, net of tax	—	—	—	—	(345.0)	—	(345.0)	—	(345.0)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	(63.1)	(63.1)
Shares sold in connection with demerger	—	0.6	4.3	—	—	—	4.9	—	4.9
Reserve for equity compensation plans	—	—	—	1.6	—	—	1.6	—	1.6
Balances as of September 30, 2021	$0.9	$5,927.5	$—	$10.1	$2,045.2	$2,274.5	$10,258.2	$597.9	$10,856.1

					Accumulated
		Additional	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Held	Compensation	Comprehensive	Retained	Stockholder's	Controlling	Total
	Stock	Capital	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of June 30, 2020	$0.8	$5,427.0	$(4.3)	$0.5	$3,429.4	$5.2	$8,858.6	$438.3	$9,296.9

Net income (loss)	—	—	—	—	—	(396.6)	(396.6)	21.7	(374.9)
Change in unrealized investment gains and losses, net of tax	—	—	—	—	421.2	—	421.2	—	421.2
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	11.6	11.6
Common stock issuance - debt restructure	—	—	—	—	—	—	—	—	—
Common stock issuance - Athene	0.1	499.9	—	—	—	—	500.0	—	500.0
Change in accounting principle, net of tax	—	—	—	—	—	(7.4)	(7.4)	—	(7.4)
Balances as of September 30, 2020	$0.9	$5,926.9	$(4.3)	$0.5	$3,850.6	$(398.8)	$9,375.8	$471.6	$9,847.4

					Accumulated
		Additional	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Held	Compensation	Comprehensive	Retained	Stockholders'	Controlling	Total
	Stock	Capital	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2020	$0.9	$5,926.9	$(4.3)	$7.7	$3,820.6	$(323.2)	$9,428.6	$493.6	$9,922.2

Net income (loss)	—	—	—	—	—	2,597.7	2,597.7	186.3	2,784.0
Change in unrealized investment gains and losses, net of tax	—	—	—	—	(1,775.4)	—	(1,775.4)	—	(1,775.4)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	(82.0)	(82.0)
Shares sold in connection with demerger	—	0.6	4.3	—	—	—	4.9	—	4.9
Reserve for equity compensation plans	—	—	—	2.4	—	—	2.4	—	2.4
Balances as of September 30, 2021	$0.9	$5,927.5	$—	$10.1	$2,045.2	$2,274.5	$10,258.2	$597.9	$10,856.1

					Accumulated
		Additional	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Held	Compensation	Comprehensive	Retained	Stockholder's	Controlling	Total
	Stock	Capital	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2019	$0.4	$3,077.4	$(4.3)	$0.5	$2,396.7	$1,365.8	$6,836.5	$484.1	$7,320.6

Net income (loss)	—	—	—	—	—	(1,709.2)	(1,709.2)	(37.8)	(1,747.0)
Change in unrealized investment gains and losses, net of tax	—	—	—	—	1,453.9	—	1,453.9	—	1,453.9
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	25.3	25.3
Common stock issuance - debt restructure	0.4	2,349.6	—	—	—	—	2,350.0	—	2,350.0
Common stock issuance - Athene	0.1	499.9	—	—	—	—	500.0	—	500.0
Change in accounting principle, net of tax	—	—	—	—	—	(55.4)	(55.4)	—	(55.4)
Balances as of September 30, 2020	$0.9	$5,926.9	$(4.3)	$0.5	$3,850.6	$(398.8)	$9,375.8	$471.6	$9,847.4

See notes to condensed consolidated financial statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,784.0	$(1,747.0)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	(203.9)	(184.2)
Net losses (gains) on derivatives	1,413.4	5,492.2
Net losses (gains) on funds withheld reinsurance	(15.1)	(790.3)
Interest credited on other contract holder funds, gross	656.9	982.3
Mortality, expense and surrender charges	(417.9)	(451.5)
Amortization of discount and premium on investments	39.9	34.1
Deferred income tax expense (benefit)	543.7	(454.5)
Cash received (paid to) from reinsurance transaction	—	(31.7)
Change in:
Accrued investment income	46.6	(3.2)
Deferred acquisition costs and sales inducements	(41.6)	(853.8)
Other assets and liabilities, net	(1,229.4)	455.0
Net cash provided by (used in) operating activities	3,576.6	2,447.4

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	12,994.4	20,751.5
Equity securities	35.5	24.3
Mortgage loans	1,242.7	1,020.3
Purchases of:
Debt securities	(8,289.8)	(23,543.1)
Equity securities	(108.0)	(37.3)
Mortgage loans	(2,175.8)	(1,096.1)
Settlements related to derivatives and collateral on investments	(3,222.6)	(1,350.5)
Other investing activities	147.7	528.1
Net cash provided by (used in) investing activities	624.1	(3,702.8)

Cash flows from financing activities:
Policyholders' account balances:
Deposits	14,664.3	14,618.9
Withdrawals	(21,646.8)	(16,230.7)
Net transfers to separate accounts	2,068.3	2,245.2
Proceeds from (payments on) repurchase agreements	(794.0)	—
Net proceeds from (payments on) Federal Home Loan Bank notes	(380.0)	(300.1)
Net proceeds from (payments on) long-term and short-term debt	2,345.7	(64.5)
Disposition of shares held in trust at cost, net	4.9	—
Common stock issuance - Athene	—	500.0
Net cash provided by (used in) financing activities	(3,737.6)	768.8

Net increase (decrease) in cash and cash equivalents	463.1	(486.6)

Cash and cash equivalents, beginning of period	2,018.7	1,934.5
Total cash and cash equivalents, end of period	$2,481.8	$1,447.9

Supplemental cash flow information
Income taxes paid (received)	$36.1	$(1.3)
Interest paid	$15.3	$75.7
Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$302.6	$382.0
Other invested assets acquired from stock splits and stock distributions	$98.9	$4.1
Non-cash financing activities
Non-cash debt restructuring transactions (1)	$—	$(2,350.0)
Shares issued in settlement of the debt restructuring (1)	$—	$2,350.0
(1) See Note 18 for further description of the debt restructuring transactions.

See notes to condensed consolidated financial statements.

Jackson Financial Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Business and Basis of Presentation

Jackson Financial Inc. (“Jackson Financial”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life in the United States (“U.S.”). Jackson Financial, domiciled in the U.S., was a majority-owned subsidiary of Prudential plc (“Prudential”), London, England and was the holding company for Prudential’s U.S. operations. As described below under "Other," the Company's demerger from Prudential was completed on September 13, 2021 ("Demerger"), and the Company is no longer a majority-owned subsidiary of Prudential.
Jackson Financial’s primary life insurance subsidiary, Jackson National Life Insurance Company and its insurance subsidiaries (“Jackson”), is licensed to sell group and individual annuity products (including immediate, index-linked, deferred fixed, and variable annuities), and individual life insurance products, including variable universal life, in all 50 states and the District of Columbia. Jackson also participates in the institutional products market through the issuance of guaranteed investment contracts (“GICs”), funding agreements and medium- term note funding agreements. In addition to Jackson, Jackson Financial’s primary operating subsidiaries are as follows:
•PPM Holdings, Inc. (“PPM”), is the Company’s investment management operation that manages the life insurance companies’ general account investment funds. PPM also provides investment services to other former affiliated and unaffiliated institutional clients.
•Brooke Life Insurance Company (“Brooke Life”), Jackson’s direct parent, is a life insurance company licensed to sell life insurance and annuity products in the state of Michigan.
Other subsidiaries, which are wholly owned by Jackson, consist of the following:
•Life insurers: Jackson National Life Insurance Company of New York (“JNY”), Squire Reassurance Company LLC (“Squire Re”), Squire Reassurance Company II, Inc. (“Squire Re II”), VFL International Life Company SPC, LTD and Jackson National Life (Bermuda) LTD;
•Broker-dealer, investment management and investment advisor subsidiaries: Jackson National Life Distributors, LLC; Jackson National Asset Management, LLC ("JNAM");
•PGDS (US One) LLC (“PGDS”), which provides certain services to the Company and certain former affiliates; and
•Other insignificant wholly owned subsidiaries.
The condensed consolidated financial statements also include other insignificant partnerships, limited liability companies (“LLCs”) and other variable interest entities (“VIEs”) in which the Company is deemed the primary beneficiary.

Other

On August 6, 2021, the registration statement on Form 10 of the Company's Class A common stock, par value $0.01 per share, filed with the U.S. Securities and Exchange Commission (the "SEC"), became effective under the Securities Exchange Act of 1934, as amended. We refer to that effective Form 10 registration as the "Form 10." The Demerger transaction described in the Form 10 was consummated on September 13, 2021. Post-demerger, Prudential retained a 19.9 percent remaining interest in the Company.

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

In addition, we entered into an investment agreement with Athene Life Re Ltd., pursuant to which Athene invested $500.0 million of capital into the Company in return for a 9.9% voting interest corresponding to a 11.1% economic interest in the Company. That investment was completed on July 17, 2020. In August 2020, the Company made a $500.0 million capital contribution to its subsidiary, Jackson.

We continue to closely monitor developments related to the COVID-19 pandemic. The COVID-19 pandemic has caused significant economic and financial turmoil both in the United States and around the world. These conditions could continue and could worsen in the future. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted. The Company implemented business continuity plans that were already in place to ensure the availability of services for our customers, work at home capabilities for our employees, where appropriate, and other ongoing risk management activities. The Company has had employees, as needed or voluntarily, in our offices during this time, as permitted by local and state restrictions. During the third quarter of 2021, the Company rolled out a broader return to office plan for all employees in waves over the remainder of 2021.

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

In the opinion of management, these financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. All material inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions about future events that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Significant estimates or assumptions, as further discussed in the notes, include:

•Valuation of investments and derivative instruments, including fair values of securities deemed to be in an illiquid market and the determination of when an impairment is necessary;
•Assessments as to whether certain entities are variable interest entities, the existence of reconsideration events and the determination of which party, if any, should consolidate the entity;
•Assumptions impacting estimated future gross profits, including policyholder behavior, mortality rates, expenses, projected hedging costs, investment returns and policy crediting rates, used in the calculation of amortization of deferred acquisition costs and deferred sales inducements;
•Assumptions used in calculating policy reserves and liabilities, including policyholder behavior, mortality rates, expenses, investment returns and policy crediting rates;
•Assumptions as to future earnings levels being sufficient to realize deferred tax benefits;
•Estimates related to expectations of credit losses on certain financial assets and off balance sheet exposures;

•Assumptions and estimates associated with the Company’s tax positions, including an estimate of the dividends received deduction, which impact the amount of recognized tax benefits recorded by the Company;
•Value of guaranteed benefits; and,
•Value of business acquired, its recoverability and amortization.

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

2.    New Accounting Standards

Changes in Accounting Principles – Adopted in Current Year

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new guidance provides optional expedients for applying GAAP to contracts and other transactions affected by reference rate reform and is effective for contract modifications made between March 12, 2020 and December 31, 2022. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform. The practical expedient allowed by this standard was elected and will be applied prospectively by the Company as reference rate reform unfolds. The contracts modified to date met the criteria for the practical expedient and therefore had no material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and other transactions through December 31, 2022.

In October 2020, the FASB issued ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs,” which clarifies an entity’s accounting responsibilities related to callable debt securities. Effective January 1, 2021, the Company adopted ASU 2020-08, which did not have a material impact on the Company’s consolidated financial statements.

In December 2019, FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which includes changes to the accounting for income taxes by eliminating certain exceptions to the approach for intra-period allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendments also simplified other areas including the accounting for franchise taxes and enacted tax laws or rates and clarified the accounting for transactions that result in the step-up in the tax basis of goodwill. Effective January 1, 2021, the Company adopted ASU 2019-12, which did not have a material impact on the Company’s consolidated financial statements.

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

3.    Investments

Investments are comprised primarily of fixed-income securities and loans, primarily publicly-traded corporate and government bonds, asset-backed securities and mortgage loans. Asset-backed securities include mortgage-backed and other structured securities. The Company generates the majority of its general account deposits from interest-sensitive individual annuity contracts, life insurance products and institutional products on which it has committed to pay a declared rate of interest. The Company's strategy of investing in fixed-income securities and loans aims to ensure matching of the asset yield with the amounts credited to the interest-sensitive liabilities and to earn a stable return on its investments.

Debt Securities

The following table sets forth the composition of the fair value of debt securities at September 30, 2021, classified by rating categories as assigned by nationally recognized statistical rating organizations (“NRSRO”), the National Association of Insurance Commissioners (“NAIC”), or if not rated by such organizations, the Company’s consolidated investment advisor, PPM. The Company uses the second lowest rating by an NRSRO when NRSRO ratings are not equivalent and, for purposes of the table, if not otherwise rated by a NRSRO, the NAIC rating of a security is converted to an equivalent NRSRO-style rating. At September 30, 2021, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $141.9 million.

Percent of Total
Debt Securities
Carrying Value
Investment Rating	September 30, 2021
AAA	16.5%
AA	9.2%
A	29.2%
BBB	39.1%
Investment grade	94.0%
BB	3.4%
B and below	2.6%
Below investment grade	6.0%
Total debt securities	100.0%

At September 30, 2021, based on ratings by NRSROs, of the total carrying value of debt securities in an unrealized loss position, 74% were investment grade, 11% were below investment grade and 15% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 11% of the aggregate gross unrealized losses on available for sale debt securities.

Corporate securities in an unrealized loss position were diversified across industries. As of September 30, 2021, the industries accounting for the largest percentage of unrealized losses included financial services (15% of corporate gross unrealized losses) and consumer goods (15%). The largest unrealized loss related to a single corporate obligor was $20.3 million at September 30, 2021.

At September 30, 2021 and December 31, 2020, the amortized cost, gross unrealized gains and losses, fair value, and allowance for credit loss (“ACL”) of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
September 30, 2021	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,792.9	$—	$83.0	$412.9	$4,463.0
Other government securities	1,440.6	—	142.3	20.9	1,562.0
Public utilities	5,830.7	—	711.4	20.8	6,521.3
Corporate securities	29,964.7	—	2,043.9	239.0	31,769.6
Residential mortgage-backed	753.2	2.0	59.6	1.9	808.9
Commercial mortgage-backed	2,686.1	—	152.4	3.6	2,834.9
Other asset-backed securities	5,731.2	7.4	92.6	18.6	5,797.8
Total debt securities	$51,199.4	$9.4	$3,285.2	$717.7	$53,757.5

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2020	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$5,078.9	$—	$162.0	$114.9	$5,126.0
Other government securities	1,497.1	—	200.6	0.8	1,696.9
Public utilities	6,270.4	—	1,029.2	1.9	7,297.7
Corporate securities	33,180.3	—	3,301.6	41.9	36,440.0
Residential mortgage-backed	911.7	—	74.4	1.2	984.9
Commercial mortgage-backed	3,077.6	—	248.5	3.5	3,322.6
Other asset-backed securities	5,507.4	13.6	100.2	4.7	5,589.3
Total debt securities	$55,523.4	$13.6	$5,116.5	$168.9	$60,457.4

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.
The amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of debt securities at September 30, 2021, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized (1)	for	Unrealized	Unrealized	Fair Value
	Cost	Credit Loss	Gains	Losses
Due in 1 year or less	$1,069.8	$—	$18.7	$—	$1,088.5
Due after 1 year through 5 years	8,537.8	—	506.7	17.2	9,027.3
Due after 5 years through 10 years	14,322.0	—	962.0	85.9	15,198.1
Due after 10 years through 20 years	8,536.1	—	878.8	184.4	9,230.5
Due after 20 years	9,563.2	—	614.4	406.1	9,771.5
Residential mortgage-backed	753.2	2.0	59.6	1.9	808.9
Commercial mortgage-backed	2,686.1	—	152.4	3.6	2,834.9
Other asset-backed securities	5,731.2	7.4	92.6	18.6	5,797.8
Total	$51,199.4	$9.4	$3,285.2	$717.7	$53,757.5
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

Securities with a carrying value of $115.2 million and $123.4 million at September 30, 2021 and December 31, 2020, respectively, were on deposit with regulatory authorities, as required by law in various states in which business is conducted.

Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither explicitly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
September 30, 2021	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$255.6	$1.6	$12.5	$1.0	$265.5
Alt-A	101.4	0.4	22.8	0.2	123.6
Subprime	43.2	—	13.4	—	56.6
Total non-agency RMBS	$400.2	$2.0	$48.7	$1.2	$445.7

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2020	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$287.4	$—	$17.1	$0.7	$303.8
Alt-A	122.9	—	25.6	0.3	148.2
Subprime	61.0	—	13.9	0.2	74.7
Total non-agency RMBS	$471.3	$—	$56.6	$1.2	$526.7

(1) Amortized cost, apart from carrying value for securities carried at fair value under the fair value option and trading securities.

The Company defines its exposure to non-agency residential mortgage loans as follows:
•Prime loan-backed securities are collateralized by mortgage loans made to the highest rated borrowers.
•Alt-A loan-backed securities are collateralized by mortgage loans made to borrowers who lack credit documentation or necessary requirements to obtain prime borrower rates.
•Subprime loan-backed securities are collateralized by mortgage loans made to borrowers that have a FICO score of 680 or lower.

The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	September 30, 2021			December 31, 2020
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$1.3	$134.5	20	$114.9	$3,944.7	7
Other government securities	12.9	272.8	31	0.8	89.4	7
Public utilities	15.2	535.2	70	1.8	146.5	8
Corporate securities	183.0	5,526.3	626	41.5	1,391.1	161
Residential mortgage-backed	1.8	186.8	96	1.2	35.4	28
Commercial mortgage-backed	2.8	167.8	22	3.2	151.9	13
Other asset-backed securities	18.5	1,880.3	260	1.4	796.4	91
Total temporarily impaired securities	$235.5	$8,703.7	1,125	$164.8	$6,555.4	315

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$411.5	$3,335.3	6	$—	$—	—
Other government securities	8.0	52.4	6	—	—	—
Public utilities	5.7	62.2	5	—	—	—
Corporate securities	56.0	604.7	64	0.5	2.9	3
Residential mortgage-backed	0.1	3.3	12	—	1.8	4
Commercial mortgage-backed	0.8	40.2	4	0.3	9.7	1
Other asset-backed securities	0.1	13.0	3	3.3	29.8	4
Total temporarily impaired securities	$482.2	$4,111.1	100	$4.1	$44.2	12

	Total			Total
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$412.8	$3,469.8	26	$114.9	$3,944.7	7
Other government securities	20.9	325.2	37	0.8	89.4	7
Public utilities	20.9	597.4	75	1.8	146.5	8
Corporate securities (1)	239.0	6,131.0	690	42.0	1,394.0	164
Residential mortgage-backed	1.9	190.1	108	1.2	37.2	32
Commercial mortgage-backed	3.6	208.0	26	3.5	161.6	14
Other asset-backed securities	18.6	1,893.3	263	4.7	826.2	95
Total temporarily impaired securities	$717.7	$12,814.8	1,225	$168.9	$6,599.6	327
(1) Certain corporate securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of September 30, 2021 did not require an impairment recognized in earnings as the Company did not intend to sell these debt securities, it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis and the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.

As of September 30, 2021, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. The Company performed a detailed analysis of the financial performance of the underlying issues in an unrealized loss position and determined that recovery of the entire amortized cost of each impaired security is expected. In addition, mortgage-backed and asset-backed securities were assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities, and prepayment rates. The Company estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. The forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, and other independent market data. Based upon this assessment of the expected credit losses of the security given the performance of the underlying collateral compared to subordination or other credit enhancement, the Company expects to recover the entire amortized cost of each impaired security.

Evaluation of Available for Sale Debt Securities for Credit Loss

For debt securities in an unrealized loss position, management first assesses whether the Company has the intent to sell, or whether it is more likely than not it will be required to sell the security before the amortized cost basis is fully recovered. If either criteria is met, the amortized cost is written down to fair value through net gains (losses) on derivatives and investments as an impairment.

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. No accrued interest was written off during the three and nine months ended September 30, 2021 and 2020.

The rollforward of the allowance for credit loss for available for sale securities by sector is as follows (in millions):

Three Months Ended September 30, 2021	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at July 1, 2021	$—	$—	$—	$—	$0.8	$—	$6.0	$6.8
Additions for which credit loss was not previously recorded	—	—	—	—	0.7	—	—	0.7
Changes for securities with previously recorded credit loss	—	—	—	—	0.6	—	17.1	17.7
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	(0.1)	—	(15.7)	(15.8)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at September 30, 2021 (2)	$—	$—	$—	$—	$2.0	$—	$7.4	$9.4

Three Months Ended September 30, 2020	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at July 1, 2020	$—	$—	$—	$—	$0.3	$—	$17.2	$17.5
Additions for which credit loss was not previously recorded	—	—	—	—	—	—	—	—
Changes for securities with previously recorded credit loss	—	—	—	—	(0.3)	—	0.2	(0.1)
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at September 30, 2020 (2)	$—	$—	$—	$—	$—	$—	$17.4	$17.4

Nine Months Ended September 30, 2021	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2021	$—	$—	$—	$—	$—	$—	$13.6	$13.6
Additions for which credit loss was not previously recorded	—	—	—	—	1.9	—	—	1.9
Changes for securities with previously recorded credit loss	—	—	—	—	0.2	—	9.5	9.7
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	(0.1)	—	(15.7)	(15.8)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at September 30, 2021 (2)	$—	$—	$—	$—	$2.0	$—	$7.4	$9.4

Nine Months Ended September 30, 2020	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2020	$—	$—	$—	$—	$—	$—	$—	$—
Additions for which credit loss was not previously recorded	—	—	—	—	0.3	—	17.2	17.5
Changes for securities with previously recorded credit loss	—	—	—	—	(0.3)	—	0.2	(0.1)
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at September 30, 2020 (2)	$—	$—	$—	$—	$—	$—	$17.4	$17.4

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity AFS securities.
(2) Accrued interest receivable on debt securities totaled $396.6 million and $492.3 million as of September 30, 2021 and 2020, respectively, and was excluded from the estimate of credit losses for the three and nine months ended September 30, 2021 and 2020.

Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Debt securities	$271.7	$416.8	$872.2	$1,338.7
Equity securities	(0.2)	0.4	6.4	(13.3)
Mortgage loans	79.4	83.6	241.5	285.3
Policy loans	19.8	21.8	55.5	59.7
Limited partnerships	192.7	113.3	585.6	(26.0)
Other investment income	1.8	3.9	9.9	21.6
Total investment income excluding funds withheld assets	565.2	639.8	1,771.1	1,666.0

Net investment income on funds withheld assets (see Note 7)	299.6	277.1	884.5	506.0

Investment expenses:
Derivative trading commission	(0.9)	(1.1)	(2.2)	(4.2)
Depreciation on real estate	(3.6)	(2.7)	(8.4)	(8.2)
Expenses related to consolidated entities (1)	(7.5)	(9.1)	(24.1)	(29.4)
Other investment expenses (2)	(0.8)	(22.6)	(45.3)	(24.6)
Total investment expenses	(12.8)	(35.5)	(80.0)	(66.4)
Net investment income	$852.0	$881.4	$2,575.6	$2,105.6
(1) Includes management fees, administrative fees, legal fees, and other expenses related to the consolidation of certain investments.
(2) Includes interest expense and market appreciation on deferred compensation; investment software expense, custodial fees, and other bank fees; institutional product issuance related expenses; and other expenses.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $5.9 million and $21.3 million for the three and nine months ended September 30, 2021, respectively. Investment income (expense) of $(2.2) million and $34.7 million was recognized on securities carried at fair value recorded through income for the three and nine months ended September 30, 2021, respectively.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $2.3 million and $(41.3) million for the three and nine months ended September 30, 2020, respectively. Investment income (expense) of $94.7 million and $3.5 million was recognized on securities carried at fair value recorded through income for the three and nine months ended September 30, 2020, respectively.

Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Available-for-sale securities
Realized gains on sale	$28.3	$99.2	$149.1	$519.2
Realized losses on sale	(1.3)	(2.7)	(59.0)	(186.4)
Credit loss income (expense)	(17.4)	(0.3)	(10.2)	(17.4)
Gross impairments	(0.1)	(0.2)	(0.1)	(26.6)
Credit loss income (expense) on mortgage loans	13.5	(31.9)	61.9	(65.8)
Other (1)	13.4	(41.1)	62.2	(38.8)
Net gains (losses) excluding derivatives and funds withheld assets	36.4	23.0	203.9	184.2
Net gains (losses) on derivative instruments (see Note 4)	(1,300.5)	(2,149.4)	(1,413.4)	(5,492.2)
Net gains (losses) on funds withheld reinsurance treaties (see Note 7)	(115.2)	(378.4)	15.1	790.3
Total net gains (losses) on derivatives and investments	$(1,379.3)	$(2,504.8)	$(1,194.4)	$(4,517.7)

(1) Includes the foreign currency gain or loss related to foreign denominated trust instruments supporting funding agreements.
Net gains (losses) on funds withheld reinsurance treaties represents income (loss) from the sale of investments held in segregated funds withheld accounts in support of reinsurance agreements for which Jackson retains legal ownership of the underlying investments. These gains (losses) are increased or decreased by changes in the embedded derivative liability related to the Athene Reinsurance Agreement and also include (i) changes in the related funds withheld payable, as all economic performance of the investments held in the segregated accounts inure to the benefit of the reinsurers under the respective reinsurance agreements with each reinsurer, and (ii) amortization of the difference between book value and fair value of the investments as of the effective date of the reinsurance agreements with each reinsurer.

The aggregate fair value of securities sold at a loss for the three and nine months ended September 30, 2021 was $160.7 million and $1,345.1 million, which was approximately 98% and 95% of book value, respectively. The aggregate fair value of securities sold at a loss for the three and nine months ended September 30, 2020 was $107.0 million and $7,245.7 million, which was approximately 93% and 97% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $1.0 billion and $1.9 billion during the three months ended September 30, 2021 and 2020, respectively. Proceeds from sales of available-for-sale debt securities were $6.6 billion and $17.4 billion during the nine months ended September 30, 2021 and 2020, respectively.

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

Consolidated VIEs

In 2017, the Company funded PPM Loan Holding Management Company, LLC, an affiliated investment entity facilitating the issuance of collateralized loan obligations. The Company concluded that PPM Loan Management Holding Company, LLC is a VIE and that the Company is the primary beneficiary as it has the power to direct the most significant activities affecting the performance of the fund as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the fund. In 2020, PPM Loan Holding Management Company, LLC sold the interest in one of the four CLO issuances resulting in the reduction of consolidated assets and liabilities.

The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to PPM Loan Holding Management Company, LLC.

Private Equity Funds III – VII are limited partnership structures that invest the ownership capital in portfolios of various other limited partnership structures. The Company concluded that the Private Equity Funds are VIEs and that the Company is the primary beneficiary as it has the power to direct the most significant activities affecting the performance of the funds as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the funds. In the fourth quarter of 2021, the Company entered into a commitment to invest up to $300 million in the newly formed Private Equity Fund VIII.

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

Asset and liability information for the consolidated VIEs included on the condensed consolidated balance sheets are as follows (in millions):

	September 30, 2021	December 31, 2020
Assets
Debt securities, available for sale	$1,350.7	$1,108.9
Debt securities, trading	117.9	105.7
Equity securities	128.9	125.8
Limited partnerships	1,118.2	958.7
Cash	46.3	57.1
Other assets	23.8	10.2
Total assets	$2,785.8	$2,366.4

Liabilities
Debt owed to non-controlling interests	$1,006.4	$943.7
Other liabilities	355.2	200.5
Total other liabilities	1,361.6	1,144.2
Securities lending payable	3.3	1.0
Total liabilities	$1,364.9	$1,145.2

Equity
Noncontrolling equity	$597.9	$493.6

Unconsolidated VIEs

The Company invests in certain LPs and LLCs that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs as it does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. In addition, the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities. Therefore the Company does not consolidate these VIEs and the carrying amounts of the Company’s investments in these LPs and LLCs are recognized in other invested assets on the consolidated balance sheets. Unfunded capital commitments for these investments are detailed in Note 14. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to the LPs/LLCs, for both consolidated and unconsolidated VIEs, which was $3,338.0 million and $2,976.4 million as of September 30, 2021 and December 31, 2020, respectively. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

The Company invests in certain mutual funds that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs. Mutual funds for which the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities are recognized in equity securities on the consolidated balance sheets and were $31.1 million and $23.6 million as of September 30, 2021 and December 31, 2020, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Commercial Mortgage Loans

Commercial mortgage loans of $10.8 billion and $10.2 billion at September 30, 2021 and December 31, 2020, respectively, are reported net of an allowance for credit losses of $86.0 million and $164.7 million at each date, respectively. At September 30, 2021, commercial mortgage loans were collateralized by properties located in 38 states, the District of Columbia, and Europe. Accrued interest receivable on commercial mortgage loans was $34.8 million and $32.3 million at September 30, 2021 and December 31, 2020, respectively.

Residential Mortgage Loans

Residential mortgage loans of $942.1 million and $448.6 million at September 30, 2021 and December 31, 2020, respectively, are reported net of an allowance for credit losses of $10.4 million and $14.5 million at each date, respectively. Loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe. Accrued interest receivable on residential mortgage loans was $13.6 million and $2.9 million at September 30, 2021 and December 31, 2020, respectively.

Mortgage Loan Concessions

In response to the adverse economic impact of the COVID-19 pandemic, the Company granted concessions to certain of its commercial mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act of 2021, and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by bank regulatory agencies, not to account for or report qualifying concessions as troubled debt restructurings and does not classify such loans as past due during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. For some commercial mortgage loan borrowers (principally in the hotel and retail sectors), the Company granted concessions which were primarily interest and/or principal payment deferrals generally ranging from 6 to 14 months and, to a much lesser extent, maturity date extensions. Repayment periods are generally within one year but may extend until maturity date. Deferred commercial mortgage loan interest and principal payments were $12.7 million at September 30, 2021. The concessions granted had no impact on the Company’s results of operations or financial position as the Company has not granted concessions that would have been disclosed and accounted for as troubled debt restructurings.

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

The following table provides a summary of the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended September 30, 2021	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage (2)	Total
Balance at July 1, 2021	$26.7	$33.0	$19.7	$22.7	$11.8	$21.4	$135.3
Charge offs, net of recoveries	—	—	—	—	—	—	—
Additions from purchase of PCD
mortgage loans	—	—	—	—	—	—	—
Provision	(5.4)	(17.5)	3.0	(6.8)	(1.2)	(11.0)	(38.9)
Balance at September 30, 2021 (1)	$21.3	$15.5	$22.7	$15.9	$10.6	$10.4	$96.4

Three Months Ended September 30, 2020	Apartment	Hotel	Office	Retail	Warehouse	Total
Balance at July 1, 2020	$34.1	$11.4	$22.0	$18.0	$19.3	$104.8
Cumulative effect of change in
accounting principle						—
Charge offs, net of recoveries	—	—	—	—	—	—
Additions from purchase of PCD
mortgage loans	—	—	—	—	—	—
Provision	20.0	19.8	0.2	6.1	8.1	54.2
Balance at September 30, 2020 (1)	$54.1	$31.2	$22.2	$24.1	$27.4	$159.0

Nine Months Ended September 30, 2021	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage (2)	Total
Balance at January 1, 2021	$57.9	$33.9	$24.9	$24.2	$23.8	$14.5	$179.2
Charge offs, net of recoveries	—	—	—	—	—	—	—
Additions from purchase of PCD
mortgage loans	—	—	—	—	—	—	—
Provision	(36.6)	(18.4)	(2.2)	(8.3)	(13.2)	(4.1)	(82.8)
Balance at September 30, 2021 (1)	$21.3	$15.5	$22.7	$15.9	$10.6	$10.4	$96.4

Nine Months Ended September 30, 2020	Apartment	Hotel	Office	Retail	Warehouse	Total
Balance at January 1, 2020	$3.7	$0.8	$1.1	$2.0	$1.3	$8.9
Cumulative effect of change in
accounting principle	23.6	5.0	7.8	10.3	15.3	62.0
Charge offs, net of recoveries	—	—	—	—	—	—
Additions from purchase of PCD
mortgage loans	—	—	—	—	—	—
Provision	26.8	25.4	13.3	11.8	10.8	88.1
Balance at September 30, 2020 (1)	$54.1	$31.2	$22.2	$24.1	$27.4	$159.0

(1) Accrued interest receivable totaled $48.4 million and $29.9 million as of September 30, 2021 and 2020, respectively, and was excluded from the estimate of credit losses.
(2) During the three and nine months ended September 30, 2021, $178 thousand of accrued interest was written off relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

At September 30, 2021, there was $2.7 million of recorded investment, $2.9 million of unpaid principal balance, no related loan allowance, $1.0 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans. At December 31, 2020, there were no impaired mortgages.

The following tables provide information about the credit quality and vintage year of commercial mortgage loans (in millions):

	September 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
Loan to value ratios:
Less than 70%	$1,167.0	$1,324.8	$1,347.2	$1,635.7	$1,412.7	$2,764.1	$4.1	$9,655.6	89%
70% - 80%	319.6	53.7	312.5	119.6	49.0	179.9	—	1,034.3	10%
80% - 100%	—	—	42.9	4.8	27.4	9.6	—	84.7	1%
Greater than 100%	—	—	14.7	—	—	—	—	14.7	—%
Total	$1,486.6	$1,378.5	$1,717.3	$1,760.1	$1,489.1	$2,953.6	$4.1	$10,789.3	100%

Debt service coverage ratios:
Greater than 1.20x	$932.5	$903.0	$1,601.9	$1,395.9	$1,355.4	$2,689.6	$4.1	$8,882.4	82%
1.00x - 1.20x	554.1	346.7	96.9	90.9	11.0	69.1	—	1,168.7	11%
Less than 1.00x	—	128.8	18.5	273.3	122.7	194.9	—	738.2	7%
Total	$1,486.6	$1,378.5	$1,717.3	$1,760.1	$1,489.1	$2,953.6	$4.1	$10,789.3	100%

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
Loan to value ratios:
Less than 70%	$1,346.5	$1,315.0	$1,752.8	$1,678.7	$1,320.5	$1,846.3	$4.0	$9,263.8	90%
70% - 80%	66.2	348.1	127.9	80.0	94.3	128.5	—	845.0	8%
80% - 100%	—	91.7	4.9	46.8	—	26.7	—	170.1	2%
Greater than 100%	—	—	—	—	—	—	—	—	—%
Total	$1,412.7	$1,754.8	$1,885.6	$1,805.5	$1,414.8	$2,001.5	$4.0	$10,278.9	100%

Debt service coverage ratios:
Greater than 1.20x	$1,078.4	$1,601.7	$1,738.0	$1,794.4	$1,408.8	$1,880.6	$4.0	$9,505.9	93%
1.00x - 1.20x	334.3	137.9	89.7	11.1	—	88.8	—	661.8	6%
Less than 1.00x	—	15.2	57.9	—	6.0	32.1	—	111.2	1%
Total	$1,412.7	$1,754.8	$1,885.6	$1,805.5	$1,414.8	$2,001.5	$4.0	$10,278.9	100%

	September 30, 2021
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,807.8	$—	$—	$—	$3,807.8
Hotel	1,052.3	—	—	—	1,052.3
Office	1,942.4	—	—	—	1,942.4
Retail	2,130.8	—	—	—	2,130.8
Warehouse	1,856.0	—	—	—	1,856.0
Total commercial	10,789.3	—	—	—	10,789.3
Residential (2)	648.2	—	291.2	2.7	942.1
Total	$11,437.5	$—	$291.2	$2.7	$11,731.4

	December 31, 2020
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,905.3	$—	$—	$—	$3,905.3
Hotel	882.7	—	—	—	882.7
Office	1,569.7	—	—	—	1,569.7
Retail	1,942.4	—	—	—	1,942.4
Warehouse	1,978.8	—	—	—	1,978.8
Total commercial	10,278.9	—	—	—	10,278.9
Residential	448.6	—	—	—	448.6
Total	$10,727.5	$—	$—	$—	$10,727.5
(1)     At September 30, 2021 and December 31, 2020, includes mezzanine loans of $206.1 million and $44.6 million in the Apartment category, $67.7 million and $33.4 million in the Hotel category, $249.3 million and $116.8 million in the Office category, $26.7 million and nil in the Retail category, and $32.2 million and $48.1 million in the Warehouse category, respectively.
(2)    Includes $286.3 million of loans purchased when the loans were greater than 90 days delinquent and are supported with insurance or other guarantees provided by various governmental programs, and $0.7 million of loans in process of foreclosure.

As of September 30, 2021 and December 31, 2020, there were no commercial mortgage loans involved in troubled debt restructuring, and there were no stressed loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment.

Other Invested Assets

Other invested assets primarily includes investments in limited partnerships (“LPs”), Federal Home Loan Bank ("FHLB") capital stock, and real estate. At September 30, 2021 and December 31, 2020, investments in limited partnerships had carrying values of $2,400.7 million and $1,991.3 million, respectively. At both September 30, 2021 and December 31, 2020, FHLB capital stock had carrying value of $125.4 million. At September 30, 2021 and December 31, 2020, real estate totaling $244.3 million and $250.0 million, respectively, included foreclosed properties with a book value of $0.7 million at both September 30, 2021 and December 31, 2020.

In June 2021, the Company entered into an arrangement to sell $420.4 million of limited partnership investments, of which $235.8 million and $168.0 million was sold in second and third quarter of 2021, respectively, and the remainder is to be sold by January 2022. The limited partnerships that are expected to be sold are carried at estimated sales price. The Company expects to reinvest in new limited partnerships as attractive opportunities become available.

Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of September 30, 2021 and December 31, 2020, the estimated fair value of loaned securities was $20.2 million and $12.9 million, respectively. The agreements require a minimum of 102 percent of the fair value of the loaned securities to be held as collateral, calculated on a daily basis. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At September 30, 2021 and December 31, 2020, cash collateral received in the amount of $20.7 million and $13.3 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, short-term borrowings under such agreements averaged $1,734.3 million and $454.9 million, respectively, with weighted average interest rates of 0.08%

and 0.16%, respectively. At September 30, 2021 and December 31, 2020, the outstanding repurchase agreement balance was $306.0 million and $1,100.0 million, respectively, collateralized with U.S. Treasury notes and maturing within 30 days, and was included within other liabilities in the consolidated balance sheets. In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $0.4 million and $1.0 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2020. The highest level of short-term borrowings at any month end was $2,349.1 million and $1,485.6 million for the nine months ended September 30, 2021 and 2020, respectively.

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

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	September 30, 2021
	Assets		Liabilities
	Contractual/		Contractual/		Net
	Notional	Fair	Notional	Fair	Fair
	Amount (1)	Value	Amount (1)	Value	Value
Freestanding derivatives
Cross-currency swaps	$758.8	$37.4	$1,008.6	$34.6	$2.8
Equity index call options	20,000.0	135.8	—	—	135.8
Equity index futures (2)	—	—	17,329.8	—	—
Equity index put options	25,000.0	339.0	—	—	339.0
Interest rate swaps	7,728.1	485.5	—	—	485.5
Interest rate swaps - cleared (2)	1,500.0	—	—	—	—
Put-swaptions	15,500.0	104.8	2,500.0	4.9	99.9
Treasury futures (2)	3,986.6	—	13.9	—	—
Total freestanding derivatives	74,473.5	1,102.5	20,852.3	39.5	1,063.0
Embedded derivatives
VA embedded derivatives (3)	N/A	—	N/A	3,091.6	(3,091.6)
FIA embedded derivatives (4)	N/A	—	N/A	1,439.7	(1,439.7)
Total embedded derivatives	N/A	—	N/A	4,531.3	(4,531.3)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	94.4	6.2	63.4	0.8	5.4
Cross-currency forwards	915.0	33.2	5.5	0.1	33.1
Funds withheld embedded derivative (5)	N/A	—	N/A	271.7	(271.7)
Total derivatives related to funds withheld under reinsurance treaties	1,009.4	39.4	68.9	272.6	(233.2)
Total	$75,482.9	$1,141.9	$20,921.2	$4,843.4	$(3,701.5)

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

The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$(8.9)	$18.1	$(53.2)	$46.5
Equity index call options	15.4	421.4	814.0	543.6
Equity index futures	(196.3)	(3,324.2)	(2,866.0)	(4,391.7)
Equity index put options	(71.0)	(516.1)	(681.8)	236.1
Interest rate swaps	—	(29.2)	(148.2)	661.6
Interest rate swaps - cleared	(9.6)	—	(59.9)	—
Put-swaptions	(61.6)	(18.4)	41.6	246.7
Treasury futures	(123.1)	(43.8)	(895.8)	1,935.0
Fixed index annuity embedded derivatives	(0.7)	(0.4)	(2.8)	31.5
Variable annuity embedded derivatives	(844.7)	1,343.2	2,438.7	(4,801.5)
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	(1,300.5)	(2,149.4)	(1,413.4)	(5,492.2)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	5.7	—	11.6	—
Cross-currency forwards	28.3	—	41.7	—
Treasury futures	—	—	—	(204.2)
Funds withheld embedded derivative	101.2	(189.6)	554.9	(468.6)
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	135.2	(189.6)	608.2	(672.8)
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$(1,165.3)	$(2,339.0)	$(805.2)	$(6,165.0)

All of the Company’s trade agreements for freestanding, over-the-counter derivatives, contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit. At September 30, 2021 and December 31, 2020, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $1,101.4 million and $2,184.7 million, respectively, and held collateral was $1,125.3 million and $2,124.2 million, respectively, related to these agreements. At September 30, 2021 and December 31, 2020, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were nil and $13.1 million, respectively, and provided collateral was $0.9 million and $25.7 million, respectively, related to these agreements. If all of the downgrade provisions had been triggered at September 30, 2021 and December 31, 2020, in aggregate, the Company would have had to disburse $23.0 million and nil, respectively, to counterparties, representing the net fair values of derivatives by counterparty, less collateral held.

Offsetting Assets and Liabilities

The Company’s derivative instruments, repurchase agreements and securities lending agreements are subject to master netting arrangements and collateral arrangements. A master netting arrangement with a counterparty creates a right of offset for amounts due to and due from that same counterparty that is enforceable in the event of a default or bankruptcy. The Company recognizes amounts subject to master netting arrangements on a gross basis within the condensed consolidated balance sheets.

The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	September 30, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative
assets	$1,141.9	$—	$1,141.9	$40.4	$583.0	$470.5	$48.0
Financial Liabilities:
Freestanding derivative
liabilities	$40.4	$—	$40.4	$40.4	$—	$—	$—
Securities loaned	20.7	—	20.7	—	20.7	—	—
Repurchase agreements	306.0	—	306.0	—	—	306.0	—
Total financial liabilities	$367.1	$—	$367.1	$40.4	$20.7	$306.0	$—

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
In the above tables, the amounts of assets or liabilities presented in the Company’s condensed consolidated balance sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative liabilities of $4,531.3 million and $7,076.0 million as of September 30, 2021 and December 31, 2020, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative liability of $271.7 million and $826.6 million at September 30, 2021 and December 31, 2020. In addition, repurchase agreements are presented within other liabilities in the condensed consolidated balance sheets.

5.     Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$53,757.5	$53,757.5	$60,457.4	$60,457.4
Equity securities	290.1	290.1	193.1	193.1
Mortgage loans	11,731.4	12,211.7	10,727.5	11,348.9
Limited partnerships	2,400.7	2,400.7	1,991.3	1,991.3
Policy loans (1)	4,511.9	4,511.9	4,523.5	4,523.5
Freestanding derivative instruments	1,141.9	1,141.9	2,219.8	2,219.8
Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock	125.4	125.4	125.4	125.4
Cash and cash equivalents	2,481.8	2,481.8	2,018.7	2,018.7
GMIB reinsurance recoverable	278.6	278.6	340.4	340.4
Separate account assets	237,096.2	237,096.2	219,062.9	219,062.9

Liabilities
Annuity reserves (2)	41,543.6	49,092.1	45,638.8	54,005.7
Reserves for guaranteed investment contracts (3)	994.4	1,032.8	1,275.5	1,332.1
Trust instruments supported by funding agreements (3)	6,322.3	6,564.2	8,383.9	8,701.8
FHLB funding agreements (3)	1,521.8	1,550.9	1,478.4	1,421.3
Funds withheld payable under reinsurance treaties (1)	29,771.4	29,771.4	31,971.5	31,971.5
Debt	2,670.2	2,746.9	322.0	412.3
Securities lending payable	20.7	20.7	13.3	13.3
Freestanding derivative instruments	40.4	40.4	56.4	56.4
Repurchase agreements	306.0	306.0	1,100.0	1,100.0
FHLB advances	—	—	380.0	380.0
Separate account liabilities	237,096.2	237,096.2	219,062.9	219,062.9
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

Debt and Equity Securities

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

For those securities that were internally valued at September 30, 2021 and December 31, 2020, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

On an ongoing basis, the Company reviews the independent pricing services’ valuation methodologies and related inputs and evaluates the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy distribution based upon trading activity and the observability of market inputs. Based on the results of this evaluation, each price is classified into Level 1, 2, or 3. Most prices provided by independent pricing services, including broker-dealer quotes, are classified into Level 2 due to their use of market observable inputs.

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, is generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally, are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at September 30, 2021 and December 31, 2020. As a result of using the net asset value per share practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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

Mortgage Loans

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

FHLBI Capital Stock

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

Funds Withheld Payable Under Reinsurance Treaties

The funds withheld payable under reinsurance treaties includes both the funds withheld payable and the funds withheld embedded derivative. Certain funds withheld payable are held at fair value under the fair value option. The fair value of the funds withheld payable is equal to the fair value of the assets held as collateral, which primarily consists of debt and equity securities, mortgage loans, and policy loans. The fair value of the assets generally use industry standard valuation techniques and the valuation of the embedded derivative also requires certain significant unobservable inputs. The funds withheld payable are considered Level 2, while certain funds withheld payable at fair value under the fair value option and the funds withheld embedded derivative are considered Level 3, respectively, in the fair value hierarchy. The fair value of embedded derivatives associated with funds withheld reinsurance contracts is determined based upon a total return swap technique referencing the fair value of the investments held under the reinsurance contract and included in the Company’s condensed consolidated balance sheet.

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

Debt

Fair values for the Company’s surplus notes and short-term and long-term debt are generally determined by prices obtained from independent broker dealers or discounted cash flow models. Such prices are derived from market observable inputs and are classified as Level 2.

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

FHLB Advances

Carrying value of the Company’s FHLB advances, which are included in other liabilities, is considered a reasonable estimate of fair value due to their short-term maturities and are classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$4,463.0	$4,463.0	$—	$—
Other government securities	1,562.0	—	1,562.0	—
Public utilities	6,521.3	—	6,521.3	—
Corporate securities	31,769.6	—	31,762.1	7.5
Residential mortgage-backed	808.9	—	808.9	—
Commercial mortgage-backed	2,834.9	—	2,834.9	—
Other asset-backed securities	5,797.8	—	5,797.7	0.1
Equity securities	290.1	136.3	44.0	109.8
Limited partnerships	11.3		10.6	0.7
Policy loans	3,487.5	—	—	3,487.5
Freestanding derivative instruments	1,141.9	—	1,141.9	—
Cash and cash equivalents	2,481.8	2,481.8		—
GMIB reinsurance recoverable	278.6	—	—	278.6
Separate account assets	237,096.2	—	237,096.2	—
Total	$298,544.9	$7,081.1	$287,579.6	$3,884.2

Liabilities
Embedded derivative liabilities (1)	$4,531.3	$—	$1,439.7	$3,091.6
Funds withheld payable under reinsurance treaties (2)	3,931.6	—	—	3,931.6
Freestanding derivative instruments	40.4	—	40.4	—
Total	$8,503.3	$—	$1,480.1	$7,023.2

(1) Includes the embedded derivative liabilities of $3,091.6 million related to GMWB reserves included in reserves for future policy benefits and claims payable and $1,439.7 million of fixed index annuities included in other contract holder funds on the condensed consolidated balance sheets.

(2) Includes the Athene embedded derivative liability of $271.7 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	September 30, 2021
Assets	Total	Internal	External
Debt securities:
Corporate	$7.5	$—	$7.5
Other asset-backed securities	0.1	0.1	—
Equity securities	109.8	1.2	108.6
Limited partnerships	0.7	0.7	—
Policy loans	3,487.5	3,487.5	—
GMIB reinsurance recoverable	278.6	278.6	—
Total	$3,884.2	$3,768.1	$116.1

Liabilities
Embedded derivative liabilities (1)	$3,091.6	$3,091.6	$—
Funds withheld payable under reinsurance treaties (2)	3,931.6	3,931.6	—
Total	$7,023.2	$7,023.2	$—

(1) Includes the embedded derivative related to GMWB reserves.
(2) Includes the Athene embedded derivative liability.

	December 31, 2020
Assets	Total	Internal	External
Debt securities:
Corporate	$28.7	$—	$28.7
Other asset-backed securities	0.1	—	0.1
Equity securities	103.6	1.2	102.4
Limited partnerships	0.8	0.8	—
Policy loans	3,454.2	3,454.2	—
GMIB reinsurance recoverable	340.4	340.4	—
Total	$3,927.8	$3,796.6	$131.2

Liabilities
Embedded derivative liabilities (1)	$5,592.1	$5,592.1	$—
Funds withheld payable under reinsurance treaties (2)	4,453.1	4,453.1	—
Total	$10,045.2	$10,045.2	$—

(1) Includes the embedded derivative related to GMWB reserves.
(2) Includes the Athene embedded derivative liability.
External pricing sources for securities represent unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on significant internally-priced Level 3 assets and liabilities (in millions):

As of September 30, 2021
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
GMIB reinsurance recoverable	$278.6	Discounted cash flow	Mortality(1)	0.01% - 23.52%	Decrease
			Lapse(2)	3.33% - 9.23%	Decrease
			Utilization(3)	0.00% - 20.00%	Increase
			Withdrawal(4)	3.75% - 4.50%	Increase
			Nonperformance risk(5)	0.00% - 1.38%	Decrease
			Long-term Equity Volatility(6)	18.50% - 22.86%	Increase

Liabilities
Embedded derivative liabilities	$3,091.6	Discounted cash flow	Mortality(1)	0.04% - 21.53%	Decrease
			Lapse(2)	0.16% - 30.26%	Decrease
			Utilization(3)	5.00%% - 100.00%	Increase
			Withdrawal(4)	56.00% - 94.75%	Increase
			Nonperformance risk(5)	0.00% - 1.38%	Decrease
			Long-term Equity Volatility(6)	18.50% - 22.86%	Increase

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
(5)    Nonperformance risk spread varies by duration.
(6)    Long-term equity volatility represents the equity volatility beyond the period for which observable equity volatilities are available.

As of December 31, 2020
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
GMIB reinsurance recoverable	$340.4	Discounted cash flow	Mortality(1)	0.01% - 23.52%	Decrease
			Lapse(2)	3.30% - 9.20%	Decrease
			Utilization(3)	0.00% - 20.00%	Increase
			Withdrawal(4)	3.75% - 4.50%	Increase
			Nonperformance risk(5)	0.33% - 1.57%	Decrease
			Long-term Equity Volatility(6)	18.50% - 22.47%	Increase

Liabilities
Embedded derivative liabilities	$5,592.1	Discounted cash flow	Mortality(1)	0.04% - 21.53%	Decrease
			Lapse(2)	0.20% - 30.30%	Decrease
			Utilization(3)	5.00% - 100.00%	Increase
			Withdrawal(4)	56.00% - 95.00%	Increase
			Nonperformance risk(5)	0.33% - 1.57%	Decrease
			Long-term Equity Volatility(6)	18.50% - 22.47%	Increase
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

Sensitivity to Changes in Unobservable Inputs

The following is a general description of sensitivities of significant unobservable inputs and their impact on the fair value measurement for the assets and liabilities reflected in the tables above.

At both September 30, 2021 and December 31, 2020, securities of $2.0 million are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

Policy loans that support funds withheld reinsurance agreements that are held at fair value under the fair value option on the Company’s condensed consolidated balance sheet are excluded from the tables above. These policy loans do not have a stated maturity and the balances, plus accrued investment income, are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans, which includes accrued investment income, approximates fair value and have been classified as Level 3 within the fair value hierarchy.

Funds withheld payable under reinsurance treaties, for funds withheld payable held at fair value under the fair value option and the Athene embedded derivative, are excluded from the tables above. The fair value of Funds withheld payable under reinsurance treaties, excluding the Athene embedded derivative, is determined based upon the fair value of the investments held by the Company related to the Company’s funds withheld payable under reinsurance treaties. The fair value of these underlying assets is generally based on market observable inputs using industry standard valuation techniques. The Athene embedded derivative utilizes a total return swap technique which incorporates the fair value of the invested assets supporting the reinsurance agreement as a component of the valuation. In addition, these valuations for the funds withheld payable under reinsurance treaties and the Athene embedded derivative also require certain significant inputs which are generally not observable and, accordingly, the valuation is considered Level 3 in the fair value hierarchy.

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

The tables below provide rollforwards for the three and nine months ended September 30, 2021 and 2020 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

		Total Realized/Unrealized Gains (Losses) Included in
Three Months Ended September 30, 2021	Fair Value as of July 1, 2021	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements	Transfers in and/or (out of) Level 3	Fair Value as of September 30, 2021
Assets
Debt securities
Corporate securities	$31.2	$—	$—	$2.7	$(26.4)	$7.5
Other asset-backed securities	0.1	—	—	—	—	0.1
Equity securities	103.2	6.0	—	0.6	—	109.8
Limited partnerships	0.7	—	—	—	—	0.7
GMIB reinsurance recoverable	267.2	11.4	—	—	—	278.6
Policy Loans	3,537.8	(135.9)	—	85.6	—	3,487.5

Liabilities
Embedded derivative liabilities	$(2,235.7)	$(855.9)	$—	$—	$—	$(3,091.6)
Funds withheld payable under reinsurance treaties	(4,081.5)	235.6	0.5	(86.2)	—	(3,931.6)

		Total Realized/Unrealized Gains (Losses) Included in
Three Months Ended September 30, 2020	Fair Value as of July 1, 2020	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements	Transfers in and/or (out of) Level 3	Fair Value as of September 30, 2020
Assets
Debt securities
Corporate securities	$50.9	$5.0	$—	$13.4	$(28.4)	$40.9
Equity securities	118.8	1.0	—	(0.3)	—	119.5
Limited partnerships	0.9	—	—	(0.1)	—	0.8
GMIB reinsurance recoverable	435.5	(27.6)	—	—	—	407.9
Policy loans	3,605.0	(140.2)	—	(17.1)	—	3,447.7

Liabilities
Embedded derivative liabilities	$(9,067.8)	$1,370.8	$—	$—	$—	$(7,697.0)
Funds withheld payable under reinsurance treaties	(4,055.3)	885.6	1.3	16.4	—	(3,152.0)

		Total Realized/Unrealized Gains (Losses) Included in
Nine Months Ended September 30, 2021	Fair Value as of January 1, 2021	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements	Transfers in and/or (out of) Level 3	Fair Value as of September 30, 2021
Assets
Debt securities
Corporate securities	$28.7	$1.8	$—	$8.4	$(31.4)	$7.5
Other asset-backed securities	0.1	—	—	—	—	0.1
Equity securities	103.6	12.8	—	(6.9)	0.3	109.8
Limited partnerships	0.8	—	—	(0.1)	—	0.7
GMIB reinsurance recoverable	340.4	(61.8)	—	—	—	278.6
Policy loans	3,454.2	(10.8)	—	44.1	—	3,487.5

Liabilities
Embedded derivative liabilities	$(5,592.1)	$2,500.5	$—	$—	$—	$(3,091.6)
Funds withheld payable under reinsurance treaties	(4,453.1)	565.3	2.3	(46.1)	—	(3,931.6)

		Total Realized/Unrealized Gains (Losses) Included in
Nine Months Ended September 30, 2020	Fair Value as of January 1, 2020	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements	Transfers in and/or (out of) Level 3	Fair Value as of September 30, 2020
Assets
Debt securities
Corporate securities	$—	$(0.3)	$—	$30.7	$10.5	$40.9
Equity securities	182.9	(32.1)	—	(31.2)	(0.1)	119.5
Limited partnerships	1.1	(0.2)	—	(0.1)	—	0.8
GMIB reinsurance recoverable	302.8	105.1	—	—	—	407.9
Policy loans	3,585.8	(19.3)	—	(118.8)	—	3,447.7

Liabilities
Embedded derivative liabilities	$(2,790.4)	$(4,906.6)	$—	$—	$—	$(7,697.0)
Funds withheld payable under reinsurance treaties	(3,760.3)	483.4	(0.1)	125.0	—	(3,152.0)

The components of the amounts included in purchases, sales, issuances and settlements for the three and nine months ended September 30, 2021 and 2020 shown above are as follows (in millions):

Three Months Ended September 30, 2021	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$2.7	$—	$—	$—	$2.7
Equity securities	0.8	(0.2)	—	—	0.6
Limited partnerships	—	—	—	—	—
Policy loans	—	—	155.4	(69.8)	85.6
Total	$3.5	$(0.2)	$155.4	$(69.8)	$88.9

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(187.0)	$100.8	$(86.2)

Three Months Ended September 30, 2020	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$30.3	$(16.9)	$—	$—	$13.4
Equity securities	—	(0.3)	—	—	(0.3)
Limited partnerships	—	(0.1)	—	—	(0.1)
Policy loans	—	—	153.6	(170.7)	(17.1)
Total	$30.3	$(17.3)	$153.6	$(170.7)	$(4.1)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(158.4)	$174.8	$16.4

Nine Months Ended September 30, 2021	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$8.8	$(0.4)	$—	$—	$8.4
Equity securities	0.8	(7.7)	—	—	(6.9)
Limited partnerships	—	(0.1)	—	—	(0.1)
Policy loans	—	—	191.6	(147.5)	44.1
Total	$9.6	$(8.2)	$191.6	$(147.5)	$45.5

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(398.2)	$352.1	$(46.1)

Nine Months Ended September 30, 2020	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$49.9	$(19.2)	$—	$—	$30.7
Equity securities	1.6	(32.8)	—	—	(31.2)
Limited partnerships	—	(0.1)	—	—	(0.1)
Policy loans	—	—	205.3	(324.1)	(118.8)
Total	$51.5	$(52.1)	$205.3	$(324.1)	$(119.4)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(211.2)	$336.2	$125.0
For the three and nine months ended September 30, 2021 and 2020, there were no transfers from Level 3 to NAV equivalent. For the three and nine months ended September 30, 2021, transfers from Level 3 to Level 2 of the fair value hierarchy were $28.9 million and $51.8 million, respectively, and transfers from Level 2 to Level 3 were $2.5 million and $20.7 million, respectively. For the three and nine months ended September 30, 2020, transfers from Level 3 to Level 2 of the fair value hierarchy were $36.3 million and $36.4 million, respectively, and transfers from Level 2 to Level 3 were $7.9 million and $46.8 million, respectively.

The portion of gains (losses) included in net income or other comprehensive income ("OCI") attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Three Months Ended September 30,
	2021		2020
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$0.1	$—	$4.8	$—
Equity securities	6.0	—	1.0	—
Limited partnerships	—	—	—	—
GMIB reinsurance recoverable	11.4	—	(27.6)	—
Funds withheld reinsurance assets	(135.9)	—	(140.2)	—

Liabilities
Embedded derivative liabilities	$(855.9)	$—	$1,370.8	$—
Funds withheld payable under reinsurance treaties	109.8	—	763.9	—

	Nine Months Ended September 30,
	2021		2020
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$1.8	$—	$(0.5)	$—
Equity securities	12.8	—	(32.1)	—
Limited partnerships	—	—	(0.2)	—
GMIB reinsurance recoverable	(61.8)	—	105.1	—
Funds withheld reinsurance assets	(10.8)	—	(19.3)	—

Liabilities
Embedded derivative liabilities	$2,500.5	$—	$(4,906.6)	$—
Funds withheld payable under reinsurance treaties	565.3	—	483.4	—

Fair Value of Financial Instruments Carried at Other Than Fair Value

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions).

		September 30, 2021		December 31, 2020
	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage loans	Level 3	$11,731.4	$12,211.7	$10,727.5	$11,348.9
Policy loans	Level 3	1,024.4	1,024.4	1,069.3	1,069.3
FHLBI capital stock	Level 1	125.4	125.4	125.4	125.4

Liabilities
Annuity reserves (1)	Level 3	$37,012.3	$44,560.8	$38,562.8	$46,929.7
Reserves for guaranteed investment contracts (2)	Level 3	994.4	1,032.8	1,275.5	1,332.1
Trust instruments supported by funding agreements (2)	Level 3	6,322.3	6,564.2	8,383.9	8,701.8
FHLB funding agreements (2)	Level 3	1,521.8	1,550.9	1,478.4	1,421.3
Funds held under reinsurance treaties	Level 2	25,839.7	25,839.7	27,518.4	27,518.4
Debt	Level 2	2,670.2	2,746.9	322.0	412.3
Securities lending payable	Level 2	20.7	20.7	13.3	13.3
FHLB advances	Level 2	—	—	380.0	380.0
Repurchase agreements	Level 2	306.0	306.0	1,100.0	1,100.0
Separate Account Liabilities (3)	Level 2	237,096.2	237,096.2	219,062.9	219,062.9

(1) Annuity reserves represent only the components of other contract holder funds that are considered to be financial instruments.
(2) Included as a component of other contract holder funds on the condensed consolidated balance sheets.
(3) The values of separate account liabilities are set equal to the values of separate account assets.
Fair Value Option
The Company has elected the fair value option for certain funds withheld assets, which are held as collateral for reinsurance, totaling $3,654.3 million and $3,622.0 million at September 30, 2021 and December 31, 2020, respectively, as discussed above.

PPM America is a related-party of Jackson. As necessary, Jackson seeds new collateralized loan obligation issuances, or new share classes within these funds, in order to develop the requisite track record prior to allowing investment by external parties. Jackson may sell its interest in the fund once opened to investment by external parties. The Company concluded that these funds are VIEs and that the Company is the primary beneficiary as they have both the power to direct the most significant activities of the VIE as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. As such, the assets within these funds are consolidated into the Company’s statement of financial position. The Company elected the fair value option for debt securities within these funds, totaling $1,350.7 million and $1,108.9 million at September 30, 2021 and December 31, 2020, respectively. These debt securities are reflected on the Company’s condensed consolidated balance sheet as debt securities, at fair value under the fair value option.

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s condensed consolidated financial statements.

6.     Deferred Acquisition Costs

The balances of, and changes, in deferred acquisition costs were as follows (in millions):

	Nine Months Ended September 30,
	2021	2020
Balance, beginning of period	$13,897.0	$12,336.8
Deferrals of acquisition costs	592.1	537.7
Amortization	(551.1)	854.4
Write-off of amortization related to Athene transaction	—	(625.8)
Unrealized investment (gains) losses	78.8	271.2
Balance, end of period	$14,016.8	$13,374.3

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

As indicated in Note 1, on June 18, 2020, the Company’s subsidiary, Jackson, entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020 to reinsure on 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission, which was subject to a post-closing adjustment. Jackson allocated investments with a statutory book value of approximately $25.6 billion in support of reserves associated with the transaction to a segregated custody account, which investments are subject to an investment management agreement between Jackson and Apollo Insurance Solutions Group, LP ("Apollo"), an Athene affiliate. To further support its obligations under the coinsurance agreement, Athene procured $1.2 billion in letters of credit for Jackson’s benefit and has established a trust account for Jackson’s benefit funded with assets with a book value of approximately $260.0 million at September 30, 2021. In September 2020, the post-closing settlement resulted in ceded premium of $6.3 million and a decrease of $28.5 million in ceding commission.

Pursuant to the Athene coinsurance agreement, the Company holds certain assets as collateral. At September 30, 2021 and December 31, 2020, assets held as collateral in the segregated custody account were $29.8 billion and $28.3 billion, respectively.

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

The Company has three retro treaties with Swiss Reinsurance Company Ltd. ("SRZ"). Pursuant to these retro treaties, the Company ceded to SRZ on a 100% coinsurance basis, subject to pre-existing reinsurance with other parties, certain blocks of business. These blocks of business include disability income and accident and health business, a mix of life and annuity insurance business, and corporate owned life insurance business.

The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the condensed consolidated balance sheets (in millions):

	September 30, 2021	December 31, 2020
Assets
Debt securities	$20,617.7	$24,642.4
Equity securities	128.5	42.2
Mortgage loans	4,713.1	2,985.5
Policy loans	3,503.9	3,470.8
Derivative instruments, net	38.4	(13.1)
Limited partnerships	537.8	124.9
Cash and cash equivalents	383.5	394.1
Accrued investment income	171.4	190.3
Other assets and liabilities, net	(455.6)	22.8
Total assets (2)	$29,638.7	$31,859.9

Liabilities
Funds held under reinsurance treaties (1)	$29,771.4	$31,971.5
Total liabilities	$29,771.4	$31,971.5
(1)     Includes funds withheld embedded derivative of $271.7 million and 826.6 million at September 30, 2021 and December 31, 2020, respectively.
(2)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the consolidated income statements were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Debt securities	$183.5	$210.2	$581.0	$282.1
Equity securities	1.0	0.7	3.4	0.7
Mortgage loans	49.3	14.1	127.3	24.6
Policy loans	76.0	79.3	237.7	233.8
Limited partnerships	16.1	—	16.7	—
Other investment income	—	1.4	0.2	1.5
Total investment income on funds withheld assets	325.9	305.7	966.3	542.7
Other investment expenses on funds withheld assets (1)	(26.3)	(28.6)	(81.8)	(36.7)
Total net investment income on funds withheld reinsurance treaties	$299.6	$277.1	$884.5	$506.0

(1)     Includes management fees.

The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the condensed consolidated income statements were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Available-for-sale securities
Realized gains on sale	$80.7	$52.6	$339.0	$1,650.7
Realized losses on sale	(1.4)	(3.6)	(14.2)	(5.8)
Credit loss expense	(1.0)	—	(1.5)	—
Gross impairments	—	—	—	(1.6)
Credit loss expense on mortgage loans	25.5	(4.7)	20.9	(22.4)
Other	(19.8)	—	(31.9)	—
Net gains (losses) on non-derivative investments	84.0	44.3	312.3	1,620.9
Net gains (losses) on derivative instruments	34.0	—	53.3	(204.2)
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	(233.2)	(422.7)	(350.5)	(626.4)
Total net gains (losses) on derivatives and investments	$(115.2)	$(378.4)	$15.1	$790.3

(1) Includes the Athene embedded derivative gain (loss) of $101.2 million and $554.9 million for the three and nine months ended September 30, 2021, respectively, and $(189.6) million and $(468.6) million for the three and nine months ended September 30, 2020, respectively.

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

Components of the Company’s reinsurance recoverable were as follows (in millions):

	September 30,	December 31,
	2021	2020
Reserves:
Life	$5,878.4	$5,963.9
Accident and health	554.0	568.7
Guaranteed minimum income benefits	278.6	340.3
Other annuity benefits (1)	26,176.9	27,535.8
Claims liability and other	864.6	860.8
Total	$33,752.5	$35,269.5
(1)     Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

8.    Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds

The following table sets forth the Company’s reserves for future policy benefits and claims payable balances (in millions):

	September 30,	December 31,
	2021	2020
Traditional life	$4,276.0	$4,535.3
Guaranteed benefits (1)	6,039.0	8,508.5
Claims payable	1,042.0	1,109.5
Accident and health	1,242.2	1,257.2
Group payout annuities	4,971.4	5,220.3
Other	828.7	859.3
Total	$18,399.3	$21,490.1
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

The following table sets forth the Company’s liabilities for other contract holder funds balances (in millions):

	September 30,	December 31,
	2021	2020
Interest-sensitive life	$11,651.8	$11,835.5
Variable annuity fixed option	10,340.4	10,609.6
Fixed annuity	16,087.8	16,746.3
Fixed index annuity (1)	13,547.4	14,209.2
GICs, funding agreements and FHLB advances	8,838.5	11,137.8
Total	$60,465.9	$64,538.4
(1) Includes the embedded derivative liabilities related to fixed index annuity of $1,439.7 million and $1,483.9 million at September 30, 2021 and December 31, 2020, respectively.

For interest-sensitive life contracts, liabilities approximate the policyholder’s account value, plus the remaining balance of the fair value adjustment related to previously acquired business, which is further discussed below. The liability for fixed index annuities is based on three components, 1) the imputed value of the underlying guaranteed host contract, 2) the fair value of the embedded option component of the contract, and 3) the liability for guaranteed benefits related to the optional lifetime income rider. For fixed annuities, variable annuity fixed option, and other investment contracts, as included in the above table, the liability is the policyholder’s account value, plus the unamortized balance of the fair value adjustment related to previously acquired business. For payout annuities, as included in the above table, reserves are determined under the methodology for limited-payment contracts (for those with significant life contingencies) or using a constant yield method and assumptions as of the issue date for mortality, interest rates, lapse and expenses plus provisions for adverse deviations. At September 30, 2021, the Company had interest sensitive life business with minimum guaranteed interest rates ranging from 2.5% to 6.0% with a 4.68% average guaranteed rate and fixed interest rate annuities with minimum guaranteed rates ranging from 1.0% to 5.5% and a 2.01% average guaranteed rate.

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

At both September 30, 2021 and December 31, 2020, approximately 95% of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates. The following tables show the distribution of the fixed interest rate annuities’ account values within the presented ranges of minimum guaranteed interest rates (in millions):

	September 30, 2021
Minimum Guaranteed Interest Rate	Account Value
	Fixed	Fixed Index	Variable	Total
1.0%	$140.0	$253.9	$6,241.7	$6,635.6
>1.0% - 2.0%	58.1	1.4	224.2	283.7
>2.0% - 3.0%	1,131.3	183.0	3,310.4	4,624.7
>3.0% - 4.0%	602.5	—	—	602.5
>4.0% - 5.0%	277.7	—	—	277.7
>5.0% - 5.5%	72.0	—	—	72.0
Subtotal	2,281.6	438.3	9,776.3	12,496.2
Ceded reinsurance	12,330.0	13,109.3	—	25,439.3
Total	$14,611.6	$13,547.6	$9,776.3	$37,935.5

	December 31, 2020
Minimum Guaranteed Interest Rate	Account Value
	Fixed	Fixed Index	Variable	Total
1.0%	$92.1	$164.5	$6,501.6	$6,758.2
>1.0% - 2.0%	63.3	2.7	235.7	301.7
>2.0% - 3.0%	1,162.1	189.9	3,356.6	4,708.6
>3.0% - 4.0%	622.5	—	—	622.5
>4.0% - 5.0%	280.3	—	—	280.3
>5.0% - 5.5%	73.2	—	—	73.2
Subtotal	2,293.5	357.1	10,093.9	12,744.5
Ceded reinsurance	12,923.7	13,852.1	—	26,775.8
Total	$15,217.2	$14,209.2	$10,093.9	$39,520.3

At September 30, 2021 and December 31, 2020, approximately 80% of the Company’s interest sensitive life business account values correspond to crediting rates that are at the minimum guaranteed interest rates. The following table shows the distribution of the interest sensitive life business account values within the presented ranges of minimum guaranteed interest rates, excluding the business that is subject to the previously mentioned retro treaties (in millions):

Minimum Guaranteed Interest Rate	September 30, 2021	December 31, 2020
	Account Value - Interest Sensitive Life
>2.0% - 3.0%	$254.8	$269.6
>3.0% - 4.0%	2,753.8	2,819.5
>4.0% - 5.0%	2,412.1	2,488.2
>5.0% - 6.0%	1,984.9	2,044.6
Subtotal	7,405.6	7,621.9
Retro treaties	4,246.2	4,213.6
Total	$11,651.8	$11,835.5

The Company has established a $23.0 billion aggregate Global Medium Term Note program. Jackson National Life Global Funding was formed as a statutory business trust, solely for the purpose of issuing Medium Term Note instruments to institutional investors, the proceeds of which are deposited with the Company and secured by the issuance of funding agreements. The carrying values at September 30, 2021 and December 31, 2020 totaled $6.3 billion and $8.4 billion, respectively.

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

Jackson and Squire Re are members of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with short-term and long-term funding facilities. Advances are in the form of short-term or long-term notes or funding agreements issued to FHLBI. At both September 30, 2021 and December 31, 2020, the Company held $125.4 million of FHLBI capital stock, supporting $1.6 billion and $1.9 billion in funding agreements, short-term and long-term borrowings at September 30, 2021 and December 31, 2020, respectively.

9.    Certain Nontraditional Long-Duration Contracts and Variable Annuity Guarantees

The Company issues variable contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (“traditional variable annuities”). The Company also issues variable annuity and life contracts through separate accounts where the Company contractually guarantees to the contract holder (“variable contracts with guarantees”) either a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (guaranteed minimum death benefits, or "GMDB"), at annuitization (GMIB), upon the depletion of funds (GMWB) or at the end of a specified period (GMAB).

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

At September 30, 2021 and December 31, 2020, the Company provided variable annuity contracts with guarantees, for which the net amount at risk is defined as the amount of guaranteed benefit in excess of current account value, as follows (dollars in millions):

	Minimum Return	Account Value	Net Amount at Risk	Weighted Average Attained Age	Average Period until Expected Annuitization

September 30, 2021
Return of net deposits plus a minimum return
GMDB	0-6%	$184,766.9	$2,286.5	68.6 years
GMWB - Premium only	0%	2,883.1	9.9
GMWB	0-5%*	239.2	8.9
GMAB - Premium only	0%	—	—
Highest specified anniversary account value minus withdrawals post-anniversary
GMDB		14,223.6	301.1	69.7 years
GMWB - Highest anniversary only		3,728.2	69.8
GMWB		633.5	47.8
Combination net deposits plus minimum return, highest specified anniversary account value minus withdrawals post-anniversary
GMDB	0-6%	9,475.4	695.6	71.8 years
GMIB	0-6%	1,638.3	496.6		0.5 years
GMWB	0-8%*	172,918.5	5,775.1

				Weighted Average Attained Age	Average Period until Expected Annuitization
	Minimum Return	Account Value	Net Amount at Risk

December 31, 2020
Return of net deposits plus a minimum return
GMDB	0-6%	$170,510.2	$2,339.5	67.3 years
GMWB - Premium only	0%	2,858.1	11.7
GMWB	0-5%*	247.5	10.8
GMAB - Premium only	0%	39.4	—
Highest specified anniversary account value minus withdrawals post-anniversary
GMDB		13,511.9	86.1	68.3 years
GMWB - Highest anniversary only		3,459.2	41.1
GMWB		646.0	55.4
Combination net deposits plus minimum return, highest specified anniversary account value minus withdrawals post-anniversary
GMDB	0-6%	8,890.8	614.8	70.5 years
GMIB	0-6%	1,675.3	555.5		0.5 years
GMWB	0-8%*	159,856.9	5,655.7

* Ranges shown based on simple interest. The upper limits of 5% or 8% simple interest are approximately equal to 4.1% and 6.0%, respectively, on a compound interest basis over a typical 10-year bonus period. The combination GMWB category also includes benefits with a defined increase in the withdrawal percentage under pre-defined non-market conditions.

Amounts shown as GMWB above include a ‘not-for-life’ component up to the point at which the guaranteed withdrawal benefit is exhausted, after which benefits paid are considered to be ‘for-life’ benefits. The liability related to this ‘not-for-life’ portion is valued as an embedded derivative, while the ‘for-life’ benefits are valued as an insurance liability (see below). For this table, the net amount at risk of the ‘not-for-life’ component is the undiscounted excess of the guaranteed withdrawal benefit over the account value, and that of the ‘for-life’ component is the estimated value of additional life contingent benefits paid after the guaranteed withdrawal benefit is exhausted.

Account balances of contracts with guarantees were invested in variable separate accounts as follows (in millions):

	September 30,	December 31,
	2021	2020
Fund type:
Equity	$145,386.1	$132,213.0
Bond	20,211.3	20,202.9
Balanced	41,708.4	39,626.1
Money market	1,830.0	1,861.6
Total	$209,135.8	$193,903.6
GMDB liabilities reflected in the general account were as follows (in millions):

	Nine Months Ended September 30,
	2021	2020
Balance as of beginning of period	$1,418.3	$1,282.9
Incurred guaranteed benefits	173.4	315.0
Paid guaranteed benefits	(78.3)	(110.0)
Balance as of end of period	$1,513.4	$1,487.9
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

The following assumptions and methodology were used to determine the GMDB liability at both September 30, 2021 and December 31, 2020 (except where otherwise noted):

•Use of a series of stochastic investment performance scenarios, based on historical average market volatility.
•Mean investment performance assumption of 7.15%, after investment management fees, but before external investment advisory fees and mortality and expense charges.
•Mortality equal to 38% to 100% of the IAM 2012 basic table improved using Scale G through 2019.
•Lapse rates varying by contract type, duration and degree the benefit is in-the-money and ranging from 0.3% to 27.9% (before application of dynamic adjustments).
•Discount rates: 7.15% on 2020 and later issues, 7.40% on 2013 through 2019 issues, 8.40% on 2012 and prior issues.

Most GMWB reserves are considered to be derivatives under current accounting guidance and are recognized at fair value, as previously defined, with the change in fair value reported in net income (as net gains (losses) on derivatives and investments). The fair value of these liabilities is determined using stochastic modeling and inputs as further described in Note 5. The fair valued GMWB had a reserve liability of $3,091.6 million and $5,592.1 million at September 30, 2021 and December 31, 2020, respectively, and was reported in reserves for future policy benefits and claims payable.

The Company has also issued certain GMWB products that guarantee payments over a lifetime. Reserves for the portion of these benefits after the point where the guaranteed withdrawal balance is exhausted are calculated using assumptions and methodology similar to the GMDB liability. At September 30, 2021 and December 31, 2020, these GMWB reserves totaled

$196.6 million and $181.3 million, respectively, and were reported in reserves for future policy benefits and claims payable.

GMAB benefits were offered on some variable annuity plans. However, the Company no longer offers these benefits and all have expired as of June 30, 2021. The GMAB had an asset value that was immaterial to the consolidated financial statements at December 31, 2020.

The direct GMIB liability is determined at each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating the direct GMIB liability are consistent with those used for calculating the GMDB liability. At September 30, 2021 and December 31, 2020, GMIB reserves before reinsurance totaled $82.3 million and $86.9 million, respectively.

Other Liabilities – Insurance and Annuitization Benefits

The Company has established additional reserves for life insurance business for universal life plans with secondary guarantees, interest-sensitive life plans that exhibit “profits followed by loss” patterns and account balance adjustments to tabular guaranteed cash values on one interest-sensitive life plan.

Liabilities for these benefits, as established according to the methodologies described below, are as follows:

	September 30, 2021			December 31, 2020
Benefit Type	Liability (in millions)	Net Amount at Risk (in millions)	Weighted Average Attained Age	Liability (in millions)	Net Amount at Risk (in millions)	Weighted Average Attained Age
Insurance benefits *	$939.6	$18,641.4	63.9 years	$939.6	$19,483.0	63.5 years
Account balance adjustments	138.7	N/A	N/A	133.6	N/A	N/A
*    Amounts for the universal life benefits are for the total of the plans containing any policies having projected non-zero excess benefits, and thus may include some policies with zero projected excess benefits.

The following assumptions and methodology were used to determine the universal life insurance benefit liability for the periods referenced in the table above:

•Use of a series of deterministic premium persistency scenarios.
•Other experience assumptions similar to those used in amortization of deferred acquisition costs.
•Discount rates equal to credited interest rates, approximately 3.0% to 5.5% at both September 30, 2021 and December 31, 2020.

The Company also has a small closed block of two-tier annuities, where different crediting rates are used for annuitization and surrender benefit calculations. A liability is established to cover future annuitization benefits in excess of surrender values and was immaterial to the condensed consolidated financial statements at both September 30, 2021 and December 31, 2020. The Company also offers an optional lifetime income rider with certain of its fixed index annuities. The liability established for this rider before reinsurance was $30.4 million and $18.1 million at September 30, 2021 and December 31, 2020, respectively.

10.    Short-Term and Long-Term Debt

The aggregate carrying value of short-term and long-term debt were as follows (in millions):

	September 30,	December 31,
	2021	2020
Short-Term Debt
Term loan due 2022	1,601.7	—

Long-Term Debt
Term loan due 2023	$750.8	$—
Surplus notes	249.7	249.7
FHLBI bank loans	68.0	72.3
Total long-term debt	$1,068.5	$322.0

Scheduled Maturities of Debt
Due in less than 1 year	$1,601.7
Due in more than 1 to 5 years	750.8
Due after 5 years	317.7
Total	$2,670.2
Term Loan

On February 22, 2021, the Company entered into loan facilities including a $1.0 billion revolving credit facility (the “Revolving Facility”), a $1.7 billion senior unsecured delayed draw term loan facility that matures in May 2022 (the “2022 DDTL Facility”) and a $1.0 billion senior unsecured delayed draw term loan facility that matures in February 2023 (the “2023 DDTL Facility”, and together with the Revolving Facility and the 2022 DDTL Facility, the “Credit Facilities”) with a syndicate of banks. The Revolving Facility provides liquidity backstop. On September 10, 2021, the Company borrowed an aggregate principal amount of $2.35 billion under the term loan facilities as follows: $1.6 billion under the 2022 DDTL Facility and $750.0 million under the 2023 DDTL Facility. The proceeds of those borrowings were used for general corporate purposes, including liquidity at the holding company and capitalization of the insurance subsidiaries. Under the terms of the credit agreement for the DDTL Facilities, subject to certain exceptions, 100% of the net cash proceeds from any debt issuance, preferred equity issuance or hybrid instrument issuance by the Company or its subsidiaries is required to be applied (i) first to prepay the then outstanding principal amount and accrued interest thereon, if any, under the 2022 DDTL Facility and (ii) thereafter, to prepay the then outstanding principal amount and accrued interest thereon, if any, under the 2023 DDTL Facility.

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

On March 15, 1997, the Company, through its subsidiary, Jackson, issued 8.15% surplus notes in the principal amount of $250.0 million due March 15, 2027. These surplus notes were issued pursuant to Rule 144A under the Securities Act of 1933, as amended, and are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5.1 million and $15.3 million for the three and nine months ended September 30, 2021, respectively. Interest expense on the notes was $5.2 million and $15.4 million for the three and nine months ended September 30, 2020, respectively.

On November 6, 2019, the Company, through its subsidiary, Brooke Life, issued a 4.5% surplus note payable to its ultimate parent, Prudential plc, in the principal amount of $2.0 billion due November 6, 2059. In exchange, the Company remitted a return of capital of $2.0 billion to Prudential, plc. In June 2020, Prudential transferred this note to the Company’s newly formed subsidiary, Jackson Finance, LLC (“Jackson Finance”). As settlement, the Company issued shares as further described in Note 18. As a result of the transfer, this note is considered intercompany and is eliminated in consolidation. This surplus note was issued pursuant to Rule 144A under the Securities Act of 1933, as amended, and is unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims. This note may be redeemed subject to prior approval of the Michigan Department of Insurance and Financial Services and at the mutual agreement of the Company and the holder after the thirtieth anniversary of the note’s issuance. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was nil and $41.0 million for the three and nine months ended September 30, 2020.

FHLB Loans

The Company received loans of $50.0 million from the FHLBI under its community investment program in both 2015 and 2014, which amortize on a straight-line basis over the loan term. The weighted average interest rate on these loans was 0.10% and 0.58% for the for the nine months ended September 30, 2021 and 2020.

The outstanding balance on these loans was $68.1 million and $72.3 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the loans were collateralized by mortgage-related securities and commercial mortgage loans with a carrying value of $92.7 million.

Bank Loan

On November 7, 2019, the Company, issued a $350.0 million short-term note payable to Standard Chartered Bank, which was guaranteed by the Company’s ultimate parent, Prudential plc. In exchange, the Company paid a dividend of $350.0 million to Prudential. This note accrued interest at LIBOR plus 0.20% per annum and was due November 7, 2020. In 2020, the Company transferred this note, plus all outstanding interest due, to Prudential and in turn the Company issued shares as further described in Note 18. Interest expense on the notes was nil and $3.6 million for the three and nine months ended September 30, 2020, respectively.

11.     Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into a short-term advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of nil and $380.0 million were outstanding at September 30, 2021 and December 31, 2020, respectively, and were recorded in other liabilities.

12.     Income Taxes

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act”) was signed into law and included a tax provision allowing a five-year carryback of net operating losses for years 2018 through 2020. As a result of this provision, the Company recognized a tax benefit of $19.0 million and $35.3 million during the three and nine months ended September 30, 2020, respectively.

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

The Company’s effective income tax rate was (8.6)% and 16.5% for the three and nine months ended September 30, 2021, compared with 28.3% and 25.4% for the same periods in 2020. The effective tax rate differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of tax credits. The reduction in the effective tax rate for the three months ended September 30, 2021 was due to the relationship of taxable income to consolidated pre-tax income and the impact of the provision-to-return adjustments recorded in the current quarter. The reduction in the effective tax rate for the nine months ended September 30, 2021 was due to the relationship of taxable income to consolidated pre-tax income, the impact of the CARES Act recorded in 2020, offset by the impact of the provision-to-return adjustments recorded in the current quarter. The Company's effective income tax rate of 16.5% for the nine months ended

September 30, 2021 differs from the effective tax rate of 34.3% for the full year-ended December 31, 2020 due to the relationship of taxable income to consolidated pre-tax income, the provision-to-return adjustments recorded in the current quarter compared to the provision-to-return adjustments recorded in 2020, true-ups related to prior years, and the impact of the CARES Act recorded in 2020.

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

The Company’s variable annuities represent an attractive option for retirees and soon-to-be retirees, providing access to equity market appreciation and add-on benefits, including guaranteed lifetime income. A fixed index annuity is designed for investors who desire principal protection with the opportunity to participate in capped upside investment returns linked to a reference market index. The Company also provides access to guaranteed lifetime income as an add-on benefit. A fixed annuity is a guaranteed product designed to build wealth without market exposure, through a crediting rate that is likely to be superior to interest rates offered from banks or money market funds.

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

Institutional Products

The Company’s Institutional Products consist of traditional GICs, funding agreements (including agreements issued in conjunction with the Company’s participation in the U.S. FHLBI program) and medium-term note funding agreements. The Company’s GIC products are marketed to defined contribution pension and profit sharing retirement plans. Funding agreements are marketed to institutional investors, including corporate cash accounts and securities lending funds, as well as money market funds, and are issued to the FHLBI in connection with its program.

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

Pretax adjusted operating earnings equals net income adjusted to eliminate the impact of the following items:

•Fees attributable to guarantee benefits: fees paid in conjunction with guaranteed benefit features offered for certain of the Company’s variable annuities and fixed index annuities are set at a level intended to mitigate the cost of hedging and funding the liabilities associated with such guaranteed benefit features. The full amount of the fees attributable to guarantee benefit features have been excluded from pretax adjusted operating earnings as the related net movements in freestanding derivatives and net reserve and embedded derivative movements, as described below, have been excluded from pretax adjusted operating earnings. This presentation of earnings is intended to directly align revenue and related expenses associated with the guaranteed benefit features;
•Net movement in freestanding derivatives, except earned income (periodic settlements and changes in settlement accruals) on derivatives that are hedges of investments, but do not qualify for hedge accounting treatment: changes in the fair value of freestanding derivatives used to manage the risk associated with life and annuity reserves, including those arising from the guaranteed benefit features offered for certain variable annuities and fixed index annuities. Net movements in freestanding derivatives have been excluded from pretax adjusted operating earnings because the market value of these derivatives may vary significantly from period to period as a result of near-term market conditions and therefore are not directly comparable or reflective of the underlying profitability of the business;
•Net reserve and embedded derivative movements: changes in the valuation of certain life and annuity reserves, a portion of which are accounted for as embedded derivative instruments and which primarily comprise of variable and fixed index annuity reserves, including those guaranteed benefit features offered for certain of the Company’s variable annuities. Net reserve and embedded derivative movements have been excluded from pretax adjusted operating earnings because the carrying values of these derivatives may vary significantly from period to period as the result of near-term market conditions and policyholder behavior-related inputs and therefore are not directly comparable or reflective of the underlying profitability of the business. Movements in reserves attributable to the current period claims and benefit payments in excess of a customer’s account value on these policies are also excluded from pretax adjusted operating earnings as these benefit payments are affected by near-term market conditions and policyholder behavior-related inputs and therefore may vary significantly from period to period;
•Net Realized Investment Gains and Losses including change in fair value of funds withheld embedded derivative: Realized investment gains and losses associated with the periodic sales or disposals of securities, excluding those held within our trading portfolio, as well as impairments of securities, after adjustment for the non-credit component of the impairment charges and change in fair value of funds withheld embedded derivative related to the Athene Reinsurance transaction;
•DAC and DSI impact: amortization of deferred acquisition costs and deferred sales inducements associated with the items excluded from pretax adjusted operating earnings;
•Net investment income on funds withheld assets: Includes net investment income on funds withheld assets related to the reinsurance transaction;
•Other items: one-time or other non-recurring items, such as costs relating to the Company’s separation from its former parent, Prudential, the impact of discontinued operations and investments that are consolidated on the financial statements due to U.S. GAAP accounting requirements, such as investments in collateralized loan obligations, but for which the consolidation effects are not aligned with the Company’s economic interest or exposure to those entities; and
•Income taxes.

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

Set forth in the tables below is certain information with respect to the Company’s segments, as described above (in millions):

Three Months Ended September 30, 2021	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Intersegment Eliminations	Total Consolidated
Operating Revenues
Fee income	$1,089.9	$122.5	$—	$32.4	$(14.1)	$1,230.7
Premium	—	38.2	—	—	—	38.2
Net investment income	180.7	244.4	68.7	(55.2)	48.8	487.4
Income on operating derivatives	13.3	18.4	(1.1)	7.9	—	38.5
Other income	11.8	7.6	—	(2.8)	—	16.6
Total Operating Revenues	1,295.7	431.1	67.6	(17.7)	34.7	1,811.4

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	24.6	218.2	—	—	—	242.8
Interest credited on other contract holder funds, net of deferrals (1)	66.3	103.0	47.3	—	—	216.6
Interest expense (1)	5.7	—	(1.9)	2.5	—	6.3
Operating costs and other expenses, net of deferrals	512.5	37.6	1.1	49.9	—	601.1
Deferred acquisition and sales inducements amortization	159.4	4.0	—	—	10.0	173.4
Total Operating Benefits and Expenses	768.5	362.8	46.5	52.4	10.0	1,240.2

Pretax Adjusted Operating Earnings	$527.2	$68.3	$21.1	$(70.1)	$24.7	$571.2

Three Months Ended September 30, 2020	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Intersegment Eliminations	Total Consolidated
Operating Revenues
Fee income	$881.0	$127.3	$—	$39.2	$(17.8)	$1,029.7
Premium	—	49.7	—	—	—	49.7
Net investment income	135.3	245.6	87.6	(26.4)	49.8	491.9
Income on operating derivatives	10.2	21.4	—	6.6	—	38.2
Other income	12.9	7.6	—	1.0	—	21.5
Total Operating Revenues	1,039.4	451.6	87.6	20.4	32.0	1,631.0

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	22.4	237.0	—	—	—	259.4
Interest credited on other contract holder funds, net of deferrals	65.1	107.2	58.0	—	—	230.3
Interest expense	5.8	—	2.0	—	—	7.8
Operating costs and other expenses, net of deferrals	464.2	39.3	1.3	32.7	—	537.5
Deferred acquisition and sales inducements amortization	(61.0)	3.2	—	—	8.1	(49.7)
Total Operating Benefits and Expenses	496.5	386.7	61.3	32.7	8.1	985.3

Pretax Adjusted Operating Earnings	$542.9	$64.9	$26.3	$(12.3)	$23.9	$645.7

Nine Months Ended September 30, 2021	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Intersegment Eliminations	Total Consolidated
Operating Revenues
Fee income	$3,135.6	$370.5	$—	$101.3	$(43.8)	$3,563.6
Premium	—	109.5	—	—	—	109.5
Net investment income	529.4	705.8	189.1	(99.8)	145.9	1,470.4
Income on operating derivatives	41.9	56.1	(1.1)	20.3	—	117.2
Other income	35.4	29.3	—	5.5	—	70.2
Total Operating Revenues	3,742.3	1,271.2	188.0	27.3	102.1	5,330.9

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	42.1	630.9	—	—	—	673.0
Interest credited on other contract holder funds, net of deferrals (1)	199.9	309.6	147.1	—	—	656.6
Interest expense (1)	16.5	—	—	2.5	—	19.0
Operating costs and other expenses, net of deferrals	1,472.5	116.1	3.6	156.3	—	1,748.5
Deferred acquisition and sales inducements amortization	232.6	11.0	—	—	24.9	268.5
Total Operating Benefits and Expenses	1,963.6	1,067.6	150.7	158.8	24.9	3,365.6

Pretax Adjusted Operating Earnings	$1,778.7	$203.6	$37.3	$(131.5)	$77.2	$1,965.3

Nine Months Ended September 30, 2020	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Intersegment Eliminations	Total Consolidated
Operating Revenues
Fee income	$2,530.7	$385.8	$—	$126.3	$(62.8)	$2,980.0
Premium	—	143.6	—	—	—	143.6
Net investment income	762.1	543.9	284.4	(103.8)	127.0	1,613.6
Income on operating derivatives	35.9	39.2	—	15.1	—	90.2
Other income	17.3	13.4	1.6	3.3	—	35.6
Total Operating Revenues	3,346.0	1,125.9	286.0	40.9	64.2	4,863.0

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	40.2	642.5	—	—	—	682.7
Interest credited on other contract holder funds, net of deferrals	463.1	321.8	194.4	—	—	979.3
Interest expense	21.5	—	14.9	44.6	—	81.0
Operating costs and other expenses, net of deferrals	1,313.5	115.7	3.9	125.5	—	1,558.6
Deferred acquisition and sales inducements amortization	102.8	10.9	—	—	17.2	130.9
Total Operating Benefits and Expenses	1,941.1	1,090.9	213.2	170.1	17.2	3,432.5

Pretax Adjusted Operating Earnings	$1,404.9	$35.0	$72.8	$(129.2)	$47.0	$1,430.5
(1)     At September 30, 2021, interest expense recorded for certain funding agreements has been reclassified to interest credited on other contract holder funds for Institutional Products, prospectively.

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

The following table summarizes the reconciling items from the non-GAAP measure of operating revenues to the GAAP measure of total revenues attributable to the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total operating revenues	$1,811.4	$1,631.0	$5,330.9	$4,863.0
Fees attributed to variable annuity benefit reserves	728.1	633.7	2,100.7	1,858.3
Net gains (losses) on derivatives and investments	(1,417.9)	(2,542.9)	(1,311.7)	(4,608.0)
Net investment income related to noncontrolling interests	61.9	21.7	186.3	(37.8)
Consolidated investments	3.2	90.5	34.5	23.9
Net investment income on funds withheld assets	299.6	277.1	884.5	506.0
Total revenues	$1,486.3	$111.1	$7,225.2	$2,605.4
The following table summarizes the reconciling items from the non-GAAP measure of operating benefits and expenses to the GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total operating benefits and expenses	$1,240.2	$985.3	$3,365.6	$3,432.5
Benefits attributed to variable annuity benefit reserves	25.0	32.0	91.4	121.9
Amortization of DAC and DSI related to non-operating revenues and expenses	(169.4)	(349.0)	283.7	(980.7)
SOP 03-1 reserve movements	126.4	(67.4)	122.8	266.7
Athene reinsurance transaction	—	34.9	—	2,081.6
Other items	12.4	7.2	63.0	11.2
Total benefits and expenses	$1,234.6	$643.0	$3,926.5	$4,933.2
The following table summarizes the reconciling items, net of deferred acquisition costs and deferred sales inducements, from the non-GAAP measure of pretax adjusted operating earnings to the GAAP measure of net income attributable to the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pretax adjusted operating earnings	$571.2	$645.7	$1,965.3	$1,430.5
Non-operating adjustments (income) loss:
Fees attributable to guarantee benefit reserves	728.1	633.7	2,100.7	1,858.3
Net movement in freestanding derivatives	(493.3)	(3,530.3)	(3,966.3)	(812.4)
Net reserve and embedded derivative movements	(996.7)	1,378.1	2,221.8	(5,158.6)
DAC and DSI impact	169.3	349.1	(283.8)	980.9
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	(79.1)	(355.4)	218.7	974.5
Loss on funds withheld reinsurance transaction	—	(34.9)	—	(2,081.6)
Net investment income on funds withheld assets	299.6	277.1	884.5	506.0
Other items	(9.3)	83.3	(28.5)	12.4
Pretax income (loss) attributable to Jackson Financial Inc.	189.8	(553.6)	3,112.4	(2,290.0)
Income tax expense (benefit)	(16.4)	(157.0)	514.7	(580.8)
Net income (loss) attributable to Jackson Financial, Inc.	$206.2	$(396.6)	$2,597.7	$(1,709.2)

14.    Commitments, Contingencies, and Guarantees

The Company and its subsidiaries are involved in litigation arising in the ordinary course of business. It is the opinion of management that the ultimate disposition of such litigation will not have a material adverse effect on the Company's financial condition. Jackson has been named in civil litigation proceedings, which appear to be substantially similar to other class action litigation brought against many life insurers including allegations of misconduct in the sale of insurance products. The Company accrues for legal contingencies once the contingency is deemed to be probable and reasonably estimable.

At September 30, 2021, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $1,489.1 million. At September 30, 2021, unfunded commitments related to fixed-rate commercial mortgage loans and other debt securities totaled $1,555.3 million.

15.    Other Related Party Transactions

The Company's investment management operation, PPM, provides investment services to certain Prudential affiliated entities. The Company recognized $9.4 million and $9.8 million of revenue during the three months ended September 30, 2021 and 2020, and $28.1 million and $26.9 million of revenue during the nine months ended September 30, 2021 and 2020, associated with these investment services. This revenue is included in fee income in the accompanying consolidated income statements.
The Company, through its PGDS subsidiary, provides various information security and technology services to certain Prudential affiliated entities. The Company recognized $0.8 million and $0.4 million of revenue during the three months ended September 30, 2021 and 2020, and $3.4 million and $1.1 million of revenue during the nine months ended September 30, 2021 and 2020, associated with these services. This revenue is included in other income in the accompanying consolidated income statements and is substantially equal to the costs incurred to provide the services, which are reported in operating costs and other expenses in the consolidated income statements.

As a result of the previously mentioned investment management agreement between Jackson and Apollo, an affiliate of Athene, the Company pays Apollo management fees which are calculated and paid monthly in arrears. The Company incurred $25.7 million and $27.4 million during the three months ended September 30, 2021 and 2020, and $79.6 million and $31.5 million during the nine months ended September 30, 2021 and 2020, associated with these services.

16.    Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Asset-based commission expenses	$285.9	$233.2	$834.1	$658.7
Other commission expenses	262.9	261.4	792.4	744.8
Athene ceding commission (1)	—	28.5	—	(1,202.6)
General and administrative expenses	256.5	235.7	777.1	702.1
Deferral of acquisition costs	(191.7)	(185.5)	(592.1)	(535.8)
Total operating costs and other expenses	$613.6	$573.3	$1,811.5	$367.2
(1) See Note 7 for further information

17.    Accumulated Other Comprehensive Income

The following table represents changes in the balance of accumulated other comprehensive income ("AOCI"), net of income tax, related to unrealized investment gains (losses) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period (1)	$2,390.2	$3,429.4	$3,820.6	$2,396.7
OCI before reclassifications	(313.6)	489.0	(1,552.2)	2,085.7
Amounts reclassified from AOCI	(31.4)	(67.8)	(223.2)	(631.8)
Balance, end of period (1)	$2,045.2	$3,850.6	$2,045.2	$3,850.6
(1)Includes $481.3 million, $1,212.8 million, and $1,213.9 million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of September 30, 2021, December 31, 2020, and September 30, 2020, respectively.

The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Income Statement

	Three Months Ended September 30,
	2021	2020
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$(40.0)	$(87.2)	Net gains (losses) on derivatives and investments
Other impaired securities	—	1.3	Net gains (losses) on derivatives and investments
Net unrealized gain (loss), before income taxes	(40.0)	(85.9)
Income tax expense (benefit)	(8.6)	(18.1)
Reclassifications, net of income taxes	$(31.4)	$(67.8)

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Income Statement

	Nine Months Ended September 30,
	2021	2020
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$(284.6)	$(808.6)	Net gains (losses) on derivatives and investments
Other impaired securities	—	8.8	Net gains (losses) on derivatives and investments
Net unrealized gain (loss), before income taxes	(284.6)	(799.8)
Income tax expense (benefit)	(61.4)	(168.0)
Reclassifications, net of income taxes	$(223.2)	$(631.8)

18.    Equity

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. Both classes have a par value of $0.01 per share. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to one-tenth of one vote per share. Except for voting rights, the Company’s Class A common stock and Class B common stock have the same dividend rights, are equal in all respects, and are otherwise treated as if they were one class of shares. At both September 30, 2021 and December 31, 2020, the Company was authorized to issue up to 900 million shares of Class A stock and 100 million shares of Class B stock.

On September 9, 2021, the Company effected a 104,960.3836276-for-1 stock split of its Class A common stock and Class B common stock by way of a reclassification of its Class A common stock and Class B common stock. The incremental par value of the newly issued shares was recorded with the offset to additional paid-in capital. All share and earnings per share information presented herein have been retroactively adjusted to reflect the stock split. At both September 30, 2021 and December 31, 2020, there were 93,099,859 shares of Class A common stock and 1,364,484 shares of Class B common stock issued and outstanding, as all share information presented herein has been retroactively adjusted to reflect the stock split.

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

On June 18, 2020, the Company entered into an investment agreement with Athene Life Re Ltd., pursuant to which Athene invested $500.0 million of capital into the Company in return for a 9.9 percent voting interest corresponding to a 11.1 percent economic interest in the Company. The investment was completed on July 17, 2020 and the Company issued 9,131,553 shares of Class A common stock and 1,364,484 shares of Class B common stock to Athene, adjusted for the effect of the stock split. Subsequently, in August 2020, the Company ultimately made a $500.0 million capital contribution to its insurance company subsidiary, Jackson.

Effective July 17, 2020, the 83,968,306 split-adjusted shares of Class A common stock issued to the Company’s parent, Prudential, with a par value of $125.00 per share, were reclassified and converted into Class A common stock with a par value of $0.01 per share.

Dividends to Shareholders

There were no dividends declared or paid to the Company’s stockholders for three and nine months ended September 30, 2021 and 2020, respectively.

Incentive Stock Plan

In April 2021, the Company’s board of directors adopted, and the Company’s stockholders approved, the Jackson Financial Inc. 2021 Omnibus Incentive Plan (the “Incentive Plan”). This Incentive Plan became effective following the completion of the Demerger, and replaces the Prudential PLTIP and Retention Share Plans. The outstanding unvested awards previously issued under the Prudential PLTIP and Retention Share Plans were exchanged for equivalent awards over shares of JFI’s Class A common stock under the Incentive Plan, with a grant date of October 4, 2021. Additionally on October 4, 2021, the Company granted awards for the 2021 plan year which were delayed pending completion of the Demerger. The incremental compensation cost resulting from the modifications will be recognized ratably over the remaining requisite service period of each award.

Cumulative Effect of Changes in Accounting Principles

In 2020, the Company adopted ASU No. 2016-13 and all related amendments with a cumulative effect pre-tax adjustment at September 30, 2020 of $70.2 million to reduce retained earnings primarily related to the Company’s commercial mortgage loans.

19.    Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial Inc. stockholders by the weighted-average number of Class A and Class B common shares outstanding during the period. Diluted earnings per share would be calculated by dividing the net income (loss) attributable to Jackson Financial Inc. stockholders, by the weighted-average number of shares of Class A common stock and Class B common stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. For the three and nine months ended September 30, 2021 and 2020, the Company did not have any outstanding share-based awards involving the issuance of the Company’s equity and, therefore, no impact to the diluted earnings per share calculation. On October 4, 2021, the Company granted share-based awards totaling approximately 7.2 million shares subject to vesting provisions of the Incentive Plan, which will have a dilutive effect.

The following table sets forth the calculation of earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$206.2	$(396.6)	$2,597.7	$(1,709.2)

Weighted average shares of common stock outstanding - basic	94,464,343	92,638,945	94,464,343	58,625,564
Weighted average shares of common stock outstanding - diluted	94,464,343	92,638,945	94,464,343	58,625,564

Earnings per share—common stock
Basic	$2.18	$(4.28)	$27.50	$(29.15)
Diluted	$2.18	$(4.28)	$27.50	$(29.15)

20.    Subsequent Events

The Company has evaluated events through November 10, 2021, which is the date the condensed consolidated financial statements were available to be issued.

Dividends Declared to Shareholders

On November 8, 2021, our Board of Directors approved the commencement of a regular quarterly cash dividend and declared a fourth quarter cash dividend on JFI's Class A and Class B common stock of $0.50 per share, payable on December 9, 2021 to shareholders of record on November 19, 2021.

Share Repurchase Authorization

On November 8, 2021, our Board of Directors authorized a share repurchase authorization of JFI's Class A common stock of $300 million.

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

Available Information

We maintain a public website at www.jackson.com. We use our website as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance information. We post filings on our website as soon as practicable after they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q, respectively, and current reports on Form 8-K; our proxy statements, and any amendments to those reports or statements. All such postings and filings are available free of charge on the “Investor Relations” section of our website, investors.jackson.com. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Form 10 that was declared effective by the SEC on August 6, 2021 (the “Form 10”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the company’s quarterly report for the quarter ended June 30, 2021, that were filed with the U.S. Securities and Exchange Commission (the “SEC”).

Jackson Financial Inc. (“Jackson Financial”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life in the United States (“U.S.”). Jackson Financial, domiciled in the U.S., was previously a majority-owned subsidiary of Prudential plc (“Prudential”), London, England and was the holding company for Prudential’s U.S. operations. As described below, the Company's demerger from Prudential was completed on September 13, 2021 ("Demerger"), and the Company is no longer a majority-owned subsidiary of Prudential. Jackson Financial’s primary life insurance subsidiary, Jackson, is licensed to sell group and individual annuity products (including fixed, fixed index and variable annuities), and various protection products, primarily whole life, universal life and variable universal life and term life insurance products in all 50 states and the District of Columbia.

On January 28, 2021, Prudential announced its intent to pursue the separation of its U.S. business operations in 2021. On August 6, 2021, the registration on Form 10 of the Company's Class A common stock became effective under the Securities Exchange Act of 1934, as amended. The Demerger transaction described in the Form 10 was effective on September 13, 2021. Post-demerger, Prudential retained a 19.9 percent non-controlling interest in the Company.

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

In addition, we entered into an investment agreement with Athene Life Re Ltd., pursuant to which Athene invested $500.0 million of capital into the Company in return for a 9.9% voting interest corresponding to a 11.1% economic interest in the Company. The transaction was completed on July 17, 2020. In August 2020, the Company contributed the $500.0 million, as a capital contribution, to its subsidiary, Jackson.

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

We offer a diverse suite of annuities to retail investors in the U.S. Our variable annuities have been among the best-selling products of their kind in the U.S. primarily due to the differentiated features we offer as compared to our competitors, in particular the wider range of investment options and greater freedom to invest across multiple investment options. We also offer fixed index annuities and fixed annuities. In the fourth quarter of 2021, Jackson successfully launched Market Link ProSM and Market Link Pro AdvisorySM, its commission and advisory based suite of Registered Index-Linked Annuities (RILAs). Also in the fourth quarter of 2021, we entered the Defined Contribution market as a carrier in the AllianceBernstein Lifetime Income Strategy.

We sell our products through a distribution network that includes independent broker-dealers, wirehouses, regional broker-dealers, banks, and independent registered investment advisors, third-party platforms and insurance agents. We have been the top selling retail annuity company in the United States for eight of the past nine years, according to the Life Insurance Marketing and Research Association (LIMRA).

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

Net Income Volatility

Our results experience net income volatility due to the mismatch between movements in our policyholder liabilities and the market driven movements in the derivatives used in our hedging program. Our hedging program seeks to balance three objectives: protecting against the economic impact of adverse market conditions, protecting our statutory capital and stabilizing our statutory distributable earnings throughout market cycles. Our hedging program is based on economic cash flow models of our liabilities, rather than the U.S. GAAP accounting view of the embedded derivative liabilities. We do not directly seek to offset the movement in our U.S. GAAP liabilities from adverse market conditions. As a result, the changes in the value of the derivatives used as part of the hedging program are not expected to match the movements in the hedged liabilities on a U.S. GAAP basis from period to period, resulting in volatility as a result of changes in fair value recorded to net income. Accordingly, we evaluate and manage the performance of our business using Adjusted Operating Earnings, a non-GAAP financial measure that reduces the impact of market volatility by excluding changes in fair value of freestanding and embedded derivative instruments.

Significant Factors Impacting Results

The following selected factors have impacted, and may in the future impact, our financial condition and results of operations.

Impact of Hedging

We utilize derivatives primarily as part of our variable and fixed index annuity financial risk management program, primarily to reduce the inherent equity market and interest rate risk associated with the optional guarantee benefits embedded in those products. Derivative contracts, primarily composed of futures and options on equity indices and interest rates, are an essential part of our program and are selected to provide a measure of economic protection. These transactions are intended to manage the risk of a change in the value, yield, price, cash flows or degree of exposure with respect to assets, liabilities or future cash flows which we have acquired or incurred. Our hedging program seeks to balance three objectives: protecting against the economic impact of adverse market conditions, protecting our statutory capital and stabilizing our statutory distributable earnings throughout market cycles. The balance among these three objectives may shift over time based on our capital position, market conditions and other needs of the business. For example, in 2020, our total level of hedging requirements under our risk framework were higher as a result of our level of statutory capital and our focus on protecting statutory capital in preparation for the Demerger.

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

Impact of Mean Reversion Methodology on DAC Amortization

Our operating income includes amortization of DAC balances. For our variable annuities, DAC is amortized in proportion to expected gross profits. A significant portion of the expected gross profits on our variable annuities are composed of the core contract charges, investment management fees, and associated administrative fees, which depend on the performance of the account value upon which fees are assessed, as well as guarantee fees, which are assessed on the benefit base. This, in turn, depends on account value returns from period to period, including in future periods, and the features of optional guarantee benefits selected by our customers. We employ a mean reversion methodology with the objective of stabilizing the amortization of DAC that would otherwise be highly volatile due to fluctuations in future gross profits arising from changes in equity market and interest rate levels over the short term. The mean reversion methodology seeks to achieve this objective by applying a dynamic adjustment to the assumption for short-term future investment returns. This dynamic adjustment incorporates actual returns for the current and preceding two years combined along with our estimate of projected returns for the next five years that are set such that the average rate of return over the eight-year period is equivalent to the current long-term assumed return. This methodology prevents our DAC models from being distorted by a significant increase or decrease in the account value or benefit base in one period from inflated or deflated projected contract-related charges (including core contract charges and guarantee fees, as applicable) due to volatility in equity market returns or interest rates. However, this methodology does result in income volatility when historical period returns that deviate significantly from the mean are dropped from the mean reversion formula. For example, during a period in which a large negative return falls out of the calculation due to the passage of time, the projected returns for the next five years would be reset at a lower level, such that the average rate of return over the eight-year period remains equivalent to the current long-term assumed return. This would result in a potentially materially higher amortization of DAC for the current period, even if the actual returns for the current period are equivalent to the current long-term assumed return.

Recent Acquisitions and Reinsurance Transactions

We expect to continue to manage and diversify our overall mortality and longevity risks through closed block acquisitions, which we believe provide opportunities to deploy capital at attractive risk-adjusted returns and diversify our in-force business. We also use third-party reinsurance to manage capital in support of our strategy by monetizing selected risks in our in-force business. A reinsurance transaction could have a significant impact on our results of operations in the period in which the transaction occurs as a result of the reserves acquired or divested at the time the transaction is closed, and assets added or removed from the balance sheet (including any premium paid or received), net of ceding commission. A reinsurance transaction could also impact the credit risk in our investment portfolio. Generally, acquired blocks of business will increase our exposure to credit risk in our investment portfolio, while business that is disposed of or reinsured will reduce the amount of credit risk in our investment portfolio and increase the counterparty credit risk to which we are exposed.

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

Separation Costs

Prior to the Demerger, we received certain operational support services from Prudential and provided services to Prudential, pursuant to an intra-group master services agreement. That intra-group master services agreement was terminated in connection with the Demerger as part of the complete operational separation of Prudential’s and our businesses. The process of replicating and replacing functions, systems and infrastructure provided by Prudential or certain of its affiliates in order to operate as a separate public company has been completed. In connection with preparing for the Demerger and our operation as a separate, publicly traded company, we incurred, and expect to incur, one-time and recurring expenses. We estimated that the aggregate amount of these one-time expenses would be approximately $75 million, of which approximately $18 million was incurred in 2020 and approximately $63 million was incurred during the nine months ended September 30, 2021. We estimate that our incremental annual recurring expenses relating to operating on a stand-alone basis will be between approximately $25 million and $30 million. These expenses primarily relate to information security, finance, risk management, human resources, corporate communications, public relations and other support services.

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

Equity Market Environment

Our financial performance is impacted by the performance of equity markets. For example, our variable annuities earn fees based on the account value, which changes with equity market levels. After a very volatile 2020, U.S. equity markets have performed well in 2021 with the S&P 500 generally at or near all time highs throughout the year. Equity volatility has moderated in 2021 from historically high levels in 2020 resulting in reduced hedging costs year over year. While equity implied volatility has decreased in 2021 it still remains above its historical median despite the high S&P 500 levels. The financial performance of our hedging program could be impacted by large directional market movements or periods of high volatility. In particular, our hedges could be less effective in periods of large directional movements or we could experience more frequent or more costly rebalancing in periods of high volatility, which would lead to adverse performance versus our hedge targets and increased hedging costs. Further, we are also exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance is perfectly correlated to the performance of the funds into which customers allocate their assets. We make funds available to customers where we believe we can transact in sufficiently correlated hedge assets, and we anticipate some variance in the performance of our hedge assets and customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our hedge results relative to our hedge targets.

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

Credit Market Environment

Our financial performance is impacted by conditions in fixed income markets. With an improving economy, credit spreads have tightened in 2021 after increasing substantially at the onset of the COVID-19 pandemic in 2020, and credit defaults have also reduced from levels seen in 2020. As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation will not affect our net income, unless such changes are realized through the sale of securities or are included in our trading portfolios and is instead reflected in our AOCI. Shifts in the credit quality of the assets underlying our investment portfolio may also impact the level of regulatory required statutory capital for our insurance company subsidiaries. As such, significant credit rating downgrades or payment defaults could negatively impact our RBC ratio.

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

Department of Labor Fiduciary Advice Rule

The Department of Labor (“DOL”) has issued a new regulatory action (the “Fiduciary Advice Rule”) effective February 16, 2021, that reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to ERISA Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA, or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice did not constitute investment advice giving rise to a fiduciary relationship. Because we do not engage in direct distribution of annuities, including IRA products and annuities sold to ERISA plan participants and to IRA owners, we believe that we will have limited exposure to the new Fiduciary Advice Rule. Unlike the DOL’s previous fiduciary rule issued in 2016, compliance with the Fiduciary Advice Rule will not require us or our distributors to provide the disclosures required for exemptive relief under the previous rule. However, we continue to analyze the impact of the Fiduciary Advice Rule, and, while we cannot predict the rule’s impact, it could have an adverse effect on sales of annuities through our distribution partners, as approximately 62% of our annuity sales were purchased within IRAs or other qualified accounts (excluding employer-sponsored qualified plans) during 2020. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. We may also need to take certain additional actions in order to comply with or assist our distributors in their compliance with the Fiduciary Advice Rule.

Legislative Reforms

Congress approved the Setting Every Community Up for Retirement Enhancement Act of 2019 (the "SECURE Act") on December 20, 2019. The SECURE Act provides individuals with greater access to retirement products. Namely, it makes it easier for 401(k) programs to offer annuities as an investment option by, among other things, creating a statutory safe harbor in ERISA for a retirement plan’s selection of an annuity provider. The SECURE Act represents the largest overhaul to retirement plans in over a decade. We view these reforms as beneficial to our business model and expect growth opportunities will arise from the new law.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss) attributable to Jackson Financial, Inc.	$206.2	$(396.6)	$2,597.7	$(1,709.2)
Income tax expense (benefit)	(16.4)	(157.0)	514.7	(580.8)
Pretax income (loss) attributable to Jackson Financial Inc	189.8	(553.6)	3,112.4	(2,290.0)
Non-operating adjustments (income) loss:
Fees attributable to guarantee benefit reserves	(728.1)	(633.7)	(2,100.7)	(1,858.3)
Net movement in freestanding derivatives	493.3	3,530.3	3,966.3	812.4
Net reserve and embedded derivative movements	996.7	(1,378.1)	(2,221.8)	5,158.6
DAC and DSI impact	(169.3)	(349.1)	283.8	(980.9)
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	79.1	355.4	(218.7)	(974.5)
Loss on Athene Reinsurance Transaction	—	34.9	—	2,081.6
Net investment income on funds withheld assets	(299.6)	(277.1)	(884.5)	(506.0)
Other items	9.3	(83.3)	28.5	(12.4)
Total non-operating adjustments	381.4	1,199.3	(1,147.1)	3,720.5
Pretax Adjusted Operating Earnings	571.2	645.7	1,965.3	1,430.5
Operating income taxes	83.8	98.9	273.3	195.8
Adjusted Operating Earnings	$487.4	$546.8	$1,692.0	$1,234.7

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

The following is a reconciliation of Adjusted Book Value to total stockholders’ equity and a comparison of Adjusted Operating ROE to ROE, the most comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Total stockholders' equity	$10,258.2	$9,375.8	$10,258.2	$9,375.8
Adjustments to total stockholders’ equity:
Exclude accumulated other comprehensive income attributable to Jackson Financial Inc. (1)	(1,563.9)	(2,636.7)	(1,563.9)	(2,636.7)
Adjusted Book Value	$8,694.3	$6,739.1	$8,694.3	$6,739.1

ROE	8.0%	(17.4)%	34.6%	(28.1)%
Adjusted Operating ROE on average equity	22.5%	33.0%	27.4%	24.3%

(1) Excludes $481.3 million and $1,213.9 million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of September 30, 2021 and September 30, 2020, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Sales
Variable annuities	$4,737.7	$4,457.9	$14,232.7	$11,757.0
Fixed Index Annuities	23.3	61.4	92.3	949.8
Fixed Annuities	7.7	8.9	27.0	315.3
Total Retail Annuity Sales	4,768.7	4,528.2	14,352.0	13,022.1

Total Institutional Product Sales	43.4	—	43.4	1,284.2

Total Sales	$4,812.1	$4,528.2	$14,395.4	$14,306.3

Our new business annuities sales levels for the three and nine months ended September 30, 2021 have been in line with the trends seen in the second half of 2020. For the three and nine months ended September 30, 2021, sales of variable annuities were higher than in the three and nine months ended September 30, 2020, driven primarily by an increased level of sales of variable annuities without lifetime living benefits. For the three and nine months ended September 30, 2021, sales of fixed index annuities and fixed annuities remained at historically low levels following pricing actions taken in early 2020. In addition, there were $43.4 million in sales of institutional products during the three and nine months ended September 30, 2021, compared to nil and $1.3 billion during the comparable periods in the prior year.

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

	As of September 30,
	2021	2020
	(in millions)
Account Value
GMWB For Life	$179,806.7	$148,657.6
GMWB	7,078.9	6,196.2
Other Guarantees - Living Benefits	1,788.9	1,730.8
No Living Benefits	57,731.8	47,948.9
Total Variable Annuity Account Value	246,406.3	204,533.5

Fixed Index Annuity (1)	265.4	125.5
Fixed Annuity (1)	1,098.6	1,066.6
Total Fixed & Fixed Index Annuity Account Value	1,364.0	1,192.1

Total Retail Annuities Account Value	$247,770.3	$205,725.6

Total Institutional Products Account Value	$8,838.5	$12,310.8

Total Closed Life and Annuity Blocks Account Value (2)	$8,847.2	$9,183.3

(1) Net of reinsurance to Athene, where substantially all of our in-force fixed and fixed index annuity product liabilities were reinsured, effective June 1, 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net Flows:
Variable Annuity	$(129.4)	$885.3	$(694.8)	$1,190.0
Fixed Index Annuity (1)	(347.1)	(235.5)	(998.2)	12.1
Fixed Annuity (1)	(249.8)	(257.0)	(786.0)	(637.2)
Total Retail Annuities Net Flows	$(726.3)	$392.8	$(2,479.0)	$564.9

Total Institutional Products Net Flows	$(103.7)	$(115.0)	$(2,384.3)	$(223.4)

Total Closed Life and Annuity Blocks Net Flows (2)	$(65.4)	$(62.3)	$(209.9)	$(218.8)

(1) Gross of reinsurance to Athene.
(2) Excludes payout annuities and traditional life insurance without account value.

The decrease in net flows for the three and nine months ended September 30, 2021, was primarily due to strong variable annuity sales being exceeded by surrender and death benefit outflows from our large in-force block.

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

	September 30, 2021		December 31, 2020
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$57,731.8	N/A	$53,021.6	N/A
By Guaranteed Living Benefits:
GMWB for Life	179,806.7	178,354.8	167,007.2	160,225.7
GMWB	7,078.9	5,834.6	6,807.4	5,557.7
GMIB (1)	1,788.9	2,096.8	1,826.5	2,216.3
GMAB	—	—	49.2	7.2
Total	$246,406.3	$186,286.2	$228,711.9	$168,006.9

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$28,821.6	N/A	$26,368.6	N/A
Return of Premium	188,608.5	133,447.5	174,678.2	128,481.5
Highest Anniversary Value	15,015.1	14,606.2	14,322.9	13,175.2
Rollup	4,119.1	4,906.3	4,061.8	5,005.5
Combination HAV/Rollup	9,842.0	10,294.0	9,280.4	9,447.0
Total	$246,406.3	$163,254.0	$228,711.9	$156,109.2

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

	September 30,	December 31,
	2021	2020
	(in millions)
Jackson Invested Assets	$47,400.6	$49,832.2
Former Asia Affiliates Invested Assets	26,721.4	31,009.4
Former United Kingdom Affiliates Invested Assets	2,071.6	22,882.1
Other Third Party Invested Assets	2,922.0	2,253.9
Total PPM AUM	79,115.6	105,977.6
Total JNAM AUM	268,452.0	255,668.7
Total AUM	$347,567.6	$361,646.3

PPM manages the majority of our investment portfolio and provides investment management services to former affiliates in Asia and the United Kingdom and other third parties across markets, including public fixed income, private equity, private debt and commercial real estate. Since December 31, 2020, PPM’s assets under management have decreased, primarily due to withdrawals by the former United Kingdom affiliate.

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our condensed consolidated income statements. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenues
Fee income	$1,961.9	$1,666.5	$5,673.5	$4,847.9
Premium	35.1	46.5	100.3	134.0
Net investment income	852.0	881.4	2,575.6	2,105.6
Net gains (losses) on derivatives and investments	(1,379.3)	(2,504.8)	(1,194.4)	(4,517.7)
Other income	16.6	21.5	70.2	35.6
Total revenues	1,486.3	111.1	7,225.2	2,605.4

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	394.1	224.2	887.1	1,071.4
Interest credited on other contract holder funds, net of deferrals	216.6	230.3	656.6	979.3
Interest expense	6.3	7.8	19.0	81.0
Operating costs and other expenses, net of deferrals	613.6	573.3	1,811.5	367.2
Cost of reinsurance	—	6.2	—	2,520.1
Amortization of deferred acquisition and sales inducement costs	4.0	(398.8)	552.3	(85.8)
Total benefits and expenses	1,234.6	643.0	3,926.5	4,933.2
Pretax income (loss) before noncontrolling interests	251.7	(531.9)	3,298.7	(2,327.8)
Income tax expense (benefit)	(16.4)	(157.0)	514.7	(580.8)
Net income (loss)	268.1	(374.9)	2,784.0	(1,747.0)
Less: Net income (loss) attributable to noncontrolling interests	61.9	21.7	186.3	(37.8)
Net income (loss) attributable to Jackson Financial Inc.	$206.2	$(396.6)	$2,597.7	$(1,709.2)

Adjusted Operating Earnings
Net income (loss) attributable to Jackson Financial, Inc.	$206.2	$(396.6)	$2,597.7	$(1,709.2)
Income tax expense (benefit)	(16.4)	(157.0)	514.7	(580.8)
Pretax income (loss) attributable to Jackson Financial Inc	189.8	(553.6)	3,112.4	(2,290.0)
Non-operating adjustments (income) loss:
Fees attributable to guarantee benefit reserves	(728.1)	(633.7)	(2,100.7)	(1,858.3)
Net movement in freestanding derivatives	493.3	3,530.3	3,966.3	812.4
Net reserve and embedded derivative movements	996.7	(1,378.1)	(2,221.8)	5,158.6
DAC and DSI impact	(169.3)	(349.1)	283.8	(980.9)
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	79.1	355.4	(218.7)	(974.5)
Loss on Athene Reinsurance Transaction	—	34.9	—	2,081.6
Net investment income on funds withheld assets	(299.6)	(277.1)	(884.5)	(506.0)
Other items	9.3	(83.3)	28.5	(12.4)
Total non-operating adjustments	381.4	1,199.3	(1,147.1)	3,720.5
Pretax Adjusted Operating Earnings	571.2	645.7	1,965.3	1,430.5
Operating income taxes	83.8	98.9	273.3	195.8
Adjusted Operating Earnings	$487.4	$546.8	$1,692.0	$1,234.7

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Net Income (Loss) Attributable to Jackson Financial Inc.

Our net income (loss) attributable to Jackson Financial Inc. improved by $603 million, or 152%, to net income of $206 million during the three months ended September 30, 2021, from net loss of $397 million during the three months ended September 30, 2020. This was driven by lower net losses on derivatives instruments, as freestanding derivative losses were lower during the three months ended September 30, 2021 compared to the same period in 2020. These improvements were partially offset by losses on embedded derivative instruments on our variable annuities during the three months ended September 30, 2021 compared to gains during the same period in 2020, as further described below. In addition, contributing to the improvement was higher fee income and lower losses on funds withheld reinsurance of $115 million for the three months ended September 30, 2021, compared to losses of $378 million for the same period in 2020, as further described below.

Revenues

Total revenues increased by $1,375 million to $1,486 million during the three months ended September 30, 2021 from $111 million during the three months ended September 30, 2020. A discussion of the notable items related to the change in revenues from the three months ended September 30, 2021 to three months ended September 30, 2020 is included in the below commentary.

Fee Income

Fee income increased $295 million, or 18%, to $1,962 million during the three months ended September 30, 2021 from $1,667 million during the three months ended September 30, 2020. Fee income includes $1,821 million of variable annuity related fees and charges during the three months ended September 30, 2021 versus $1,519 million during the three months ended September 30, 2020. This increase was primarily due to a $47 billion, or 25%, increase in average variable annuity account value balances to $232 billion in 2021 from $185 billion in 2020. The increase in average variable annuity account value balances was primarily a result of favorable separate account returns over the last year.

Premium

Premium decreased $12 million, or 26%, to $35 million during the three months ended September 30, 2021 from $47 million during the three months ended September 30, 2020. This decrease was primarily a result of ongoing terminations as the closed block of life business continues to run off.

Net Investment Income

Net investment income decreased $29 million, or 3%, to $852 million during the three months ended September 30, 2021 from $881 million during the three months ended September 30, 2020. The decrease in net investment income was primarily due to lower income on debt securities due to lower portfolio balances partially offset by higher income on limited partnership investments, which are recorded on a one quarter lag.

Net Gains (Losses) on Derivatives and Investments

Total net gains (losses) on derivatives and investments increased $1,126 million, to a loss of $1,379 million during the three months ended September 30, 2021, from a loss of $2,505 million during the three months ended September 30, 2020. This increase was primarily a result of lower net derivative losses driven by lower losses on freestanding derivatives during the three months ended September 30, 2021, compared to losses during the same period in the prior year due to relatively flat market performance during the third quarter 2021 compared to significant market increases and higher hedging costs in the comparable period in 2020. In addition, there were lower losses on funds withheld reinsurance for the three months ended September 30, 2021 compared to the same period in 2020.

These increases were partially offset by losses on movements in reserves on guarantees that are accounted for as embedded derivatives for the three months ended September 30, 2021 compared to gains on reserve movements due to market returns in the same period in the prior year.

	Three Months Ended September 30,
	2021	2020
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$36.4	$23.0

Net gains (losses) on freestanding derivatives	(455.1)	(3,492.2)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(845.4)	1,342.8
Net gains (losses) on derivative instruments	(1,300.5)	(2,149.4)
Net gains (losses) on funds withheld reinsurance	(115.2)	(378.4)
Total net gains (losses) on derivatives and investments	$(1,379.3)	$(2,504.8)

Other Income

Other income decreased $5 million, or 23%, to $17 million during the three months ended September 30, 2021 from $22 million during the three months ended September 30, 2020.

Total Benefits and Expenses

Total benefits and expenses increased $592 million, or 92%, to $1,235 million during the three months ended September 30, 2021 from $643 million during the three months ended September 30, 2020. A discussion of the notable items related to the change in total benefits and expenses is included in the below commentary.

Death, Other Policy Benefits and Change in Policy Reserves, Net of Deferrals

Death, other policy benefits and change in policy reserves increased $170 million, or 76%, to $394 million during the three months ended September 30, 2021 from $224 million during the three months ended September 30, 2020. This increase was primarily a result of unfavorable movements in reserves on variable annuity guarantees accounted for as insurance liabilities, compared to favorable movements in reserves in the same period in the prior year.

Interest Credited on Contract Holder Funds, Net of Deferrals

Interest credited on contract holder funds, net of deferrals, decreased $13 million, or 6%, to $217 million during the three months ended September 30, 2021 from $230 million during the three months ended September 30, 2020. This decrease was primarily driven by a reduction in our institutional products account value.

Operating Costs and Other Expenses, Net of Deferrals

Operating costs and other expenses, net of deferrals, increased $41 million, or 7%, to $614 million during the three months ended September 30, 2021 from $573 million during the three months ended September 30, 2020. This increase was primarily due to higher asset-based commissions, which are non-deferrable and are the result of higher account values during the three months ended September 30, 2021, compared to the equivalent period in 2020.

Cost of Reinsurance

There was no cost of reinsurance during the three months ended September 30, 2021, compared to $6 million during the three months ended September 30, 2020, which was due to the Athene post-closing settlement.

Amortization of Deferred Acquisition Costs and Deferred Sales Inducement Costs

Amortization of deferred acquisition costs and deferred sales inducement costs increased $403 million, or 101%, to an expense of $4 million during the three months ended September 30, 2021 from a benefit of $399 million during the three months ended September 30, 2020. This was primarily due to lower net freestanding and embedded derivative losses in 2021 leading to lesser negative impacts to current period gross profits and, therefore, greater current period amortization during the three months ended September 30, 2021 compared to the same period in 2020.

Income Taxes

Income taxes increased $141 million to a benefit of $16 million during the three months ended September 30, 2021, from a benefit of $157 million during the three months ended September 30, 2020. The provision for income tax in the current period led to an effective tax rate of (8.6)% for the three months ended September 30, 2021, compared to 28.4% during the three months ended September 30, 2020. The expense during the three months ended September 30, 2021 increased primarily due to the relationship of the taxable income to the consolidated pre-tax income and the impact of the 2020 provision-to-return adjustments recorded in the current quarter. The effective tax rate differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of tax credits.

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $75 million, or 12%, to $571 million during the three months ended September 30, 2021, from $646 million during the three months ended September 30, 2020, primarily due to higher amortization of DAC and higher asset-based commissions, partially offset by higher fee income driven by separate account returns.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Net Income (Loss) Attributable to Jackson Financial Inc.

Our net income (loss) attributable to Jackson Financial Inc. improved by $4,307 million to net income of $2,598 million during the nine months ended September 30, 2021, from net loss of $1,709 million during the nine months ended September 30, 2020. This was driven by an improvement on net losses on derivatives instruments, due to gains on embedded derivative instruments on our variable annuities during the nine months ended September 30, 2021 compared to losses during the same period in 2020, partially offset by larger losses on freestanding derivatives during the nine months ended September 30, 2021 compared to the same period in 2020, as further described below. In addition, contributing to the improvement were higher fee income and lower interest credited, as further described below. These favorable variances were partially offset by lower gains on funds withheld reinsurance of $15 million for the nine months ended September 30, 2021, compared to gains of $790 million for the same period in 2020, and higher amortization of deferred acquisition costs.

Revenues

Total revenues increased by $4,620 million to $7,225 million during the nine months ended September 30, 2021 from $2,605 million during the nine months ended September 30, 2020. A discussion of the notable items related to the change in revenues from the nine months ended September 30, 2021 to nine months ended September 30, 2020 are included in the below commentary.

Fee Income

Fee income increased $826 million, or 17%, to $5,674 million during the nine months ended September 30, 2021 from $4,848 million during the nine months ended September 30, 2020. Fee income includes $5,245 million of variable annuity related fees and charges during the nine months ended September 30, 2021 versus $4,380 million during the nine months ended September 30, 2020. This increase was primarily due to a $47 billion, or 25%, increase in average variable annuity account value balances to $232 billion in 2021 from $185 billion in 2020. The increase in average variable annuity account value balances was primarily a result of favorable separate account returns during the period.

Premium

Premium decreased $34 million, or 25%, to $100 million during the nine months ended September 30, 2021 from $134 million during the nine months ended September 30, 2020. This decrease was primarily due to reinsurance premium recoveries on certain term life insurance products for a specified reinsured block of business that lapsed at the end of the level term period in 2020. Upon the policy lapse, we received a return of the ceded premium from the reinsurer.

Net Investment Income

Net investment income increased $470 million, or 22%, to $2,576 million during the nine months ended September 30, 2021 from $2,106 million during the nine months ended September 30, 2020. The increase in net investment income was primarily due to higher income on limited partnership investments, which are recorded on a one quarter lag. Partially offsetting this increase was lower income on debt securities due to lower portfolio balances and higher investment expenses related to market appreciation on deferred compensation during the nine months ended September 30, 2021.

Net Gains (Losses) on Derivatives and Investments

Total net gains on derivatives and investments increased $3,324 million, to a loss of $1,194 million during the nine months ended September 30, 2021, from a loss of $4,518 million during the nine months ended September 30, 2020. This increase was primarily a result of favorable movements in reserves on guarantees that are accounted for as embedded derivatives, which were primarily driven by higher interest rates (influencing projected separate account returns and discount rates), compared to losses during the same period in the prior year.

This increase was partially offset by higher losses on freestanding derivatives during the nine months ended September 30, 2021, compared to losses during the comparable period in the prior year due to higher market returns as well as a higher interest rate environment, which resulted in losses within our interest rate related hedge movements. In addition, there were lower gains on funds withheld reinsurance for the nine months ended September 30, 2021, compared to the same period in 2020.

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$203.9	$184.2

Net gains (losses) on freestanding derivatives	(3,849.3)	(722.2)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	2,435.9	(4,770.0)
Net gains (losses) on derivative instruments	(1,413.4)	(5,492.2)
Net gains (losses) on funds withheld reinsurance	15.1	790.3
Total net gains (losses) on derivatives and investments	$(1,194.4)	$(4,517.7)

Other Income

Other income increased $34 million, or 94%, to $70 million during the nine months ended September 30, 2021 from $36 million during the nine months ended September 30, 2020. This increase was driven by higher expense allowances received related to the Athene Reinsurance Transaction, which is a benefit to us and is recorded within other income. In addition, in the first quarter of 2020, we reimbursed a portion of reinsurance expense allowances resulting from lapses on certain term life insurance products described above which resulted in a net other expense during that period.

Total Benefits and Expenses

Total benefits and expenses decreased $1,006 million, or 20%, to $3,927 million during the nine months ended September 30, 2021 from $4,933 million during the nine months ended September 30, 2020. A discussion of the notable items related to the change in total benefits and expenses is included in the below commentary.

Death, Other Policy Benefits and Change in Policy Reserves, Net of Deferrals

Death, other policy benefits and change in policy reserves decreased $184 million, or 17%, to $887 million during the nine months ended September 30, 2021 from $1,071 million during the nine months ended September 30, 2020. This decrease was primarily a result of more favorable movements in reserves on variable annuity guarantees accounted for as insurance liabilities, compared to the same period in prior year.

Interest Credited on Contract Holder Funds, Net of Deferrals

Interest credited on contract holder funds, net of deferrals, decreased $322 million, or 33%, to $657 million during the nine months ended September 30, 2021 from $979 million during the nine months ended September 30, 2020. This decrease was primarily driven from the impact of ceding the majority of the fixed and fixed-index annuity business to Athene, as previously described. For the nine months ended September 30, 2021, $475 million of interest credited was ceded to Athene, compared to $221 million for the nine months ended September 30, 2020.

Operating Costs and Other Expenses, Net of Deferrals

Operating costs and other expenses, net of deferrals, increased $1,445 million to $1,812 million during the nine months ended September 30, 2021 from $367 million during the nine months ended September 30, 2020. The ceding commission of $1.2 billion received in 2020 due to the Athene Reinsurance Transaction was included as a contra expense within operating costs and other expenses. Excluding this ceding commission, operating costs and other expenses increased by 16% primarily due to higher asset-based commissions, which are non-deferrable, and the result of higher account values during the nine months ended September 30, 2021, compared to the equivalent period in 2020. In addition, other general expenses were higher due to higher costs of $52 million related to separation costs during the nine months ended September 30, 2021, compared to the same period in the prior year.

Cost of Reinsurance

There was no cost of reinsurance during the nine months ended September 30, 2021, compared to $2,520 million during the nine months ended September 30, 2020. Cost of reinsurance was due to the Athene Reinsurance transaction in June 2020 and includes the net impact of the ceded premium of $30.1 billion and ceded reserves of $27.6 billion, resulting in a net charge of $2.5 billion as of the effective date of the agreement.

Amortization of Deferred Acquisition Costs and Deferred Sales Inducement Costs

Amortization of deferred acquisition costs and deferred sales inducement costs increased $638 million to $552 million during the nine months ended September 30, 2021 from $(86) million during the nine months ended September 30, 2020. This was primarily due to lower net freestanding and embedded derivative losses in 2021 leading to lesser negative impacts to current period gross profits and, therefore, greater current period amortization during the nine months ended September 30, 2021 compared to the same period in 2020.

Income Taxes

Income taxes increased $1,096 million to an expense of $515 million during the nine months ended September 30, 2021, from a benefit of $581 million during the nine months ended September 30, 2020. The provision for income tax in the current period led to an effective tax rate of 16.5% for the nine months ended September 30, 2021, compared to 25.4% during the nine months ended September 30, 2020. The expense during the nine months ended September 30, 2021 increased primarily due to the relationship of the taxable income to the consolidated pre-tax income, the impact of the CARES Act recognized in the first nine months of the prior year, offset by the impact of the 2020 provision-to-return adjustments recorded in the current quarter. The effective tax rate differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of tax credits.

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $534 million, or 37%, to $1,965 million during the nine months ended September 30, 2021, from $1,431 million during the nine months ended September 30, 2020, primarily as a result of higher fee income, driven by separate account returns, and lower interest credited, resulting from the Athene Reinsurance Transaction, partially offset by lower spread income and higher amortization of DAC.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$1,089.9	$881.0	$3,135.6	$2,530.7
Net investment income	180.7	135.3	529.4	762.1
Income on operating derivatives	13.3	10.2	41.9	35.9
Other income	11.8	12.9	35.4	17.3
Total Operating Revenues	1,295.7	1,039.4	3,742.3	3,346.0

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	24.6	22.4	42.1	40.2
Interest credited on other contract holder funds	66.3	65.1	199.9	463.1
Interest expense	5.7	5.8	16.5	21.5
Operating costs and other expenses, net of deferrals	512.5	464.2	1,472.5	1,313.5
Amortization of deferred acquisition costs and deferred sales inducement costs	159.4	(61.0)	232.6	102.8
Total Operating Benefits and Expenses	768.5	496.5	1,963.6	1,941.1

Pretax Adjusted Operating Earnings	$527.2	$542.9	$1,778.7	$1,404.9

The following table summarizes a roll forward of account value for our Retail Annuities segment as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Retail Annuities:
Balance as of beginning of period	$276,185.0	$221,333.7	$256,740.4	$230,931.8
Premiums and deposits	4,818.3	4,956.9	14,492.7	13,504.5
Surrenders, withdrawals, and benefits	(5,544.6)	(4,564.1)	(16,971.7)	(12,939.6)
Net flows	(726.3)	392.8	(2,479.0)	564.9
Credited Interest/Investment performance	(1,559.2)	11,879.6	20,952.1	3,298.0
Policy Charges and other	(689.9)	(715.4)	(2,003.9)	(1,904.0)
Balance as of end of period	273,209.6	232,890.7	273,209.6	232,890.7
Ceded reinsurance	(25,439.3)	(27,165.1)	(25,439.3)	(27,165.1)
Balance as of end of period, net of ceded reinsurance	$247,770.3	$205,725.6	$247,770.3	$205,725.6

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Operating Revenues

Operating revenues increased $257 million, or 25%, to $1,296 million during the three months ended September 30, 2021 from $1,039 million during the three months ended September 30, 2020, primarily due to higher fee income resulting from growth in variable annuity account values.

Fee Income

Fee income increased by $209 million to $1,090 million during the three months ended September 30, 2021 from $881 million during the three months ended September 30, 2020. Fees associated with variable annuities represented the substantial majority of fee income, totaling $1,089 million for the three months ended September 30, 2021, up $208 million from $881 million for the three months ended September 30, 2020. This increase was primarily due to a $47 billion, or 25%, increase in average separate account balances to $232 billion at September 30, 2021, compared to an average separate account balance of $185 billion at September 30, 2020. The increase in average separate account balances was primarily a result of favorable separate account returns over the last year.

Net Investment Income

Net investment income increased $46 million, or 34%, to $181 million during the three months ended September 30, 2021 from $135 million during the three months ended September 30, 2020. This increase was primarily due to higher income on limited partnership investments.

Income on operating derivatives

Income on operating derivatives increased to $13 million during the three months ended September 30, 2021 from $10 million during the three months ended September 30, 2020. This income relates to quarterly interest payments and accruals with respect to our interest rate swaps and, for which, we generally receive amounts based on fixed rates and pay amounts based on floating rates.

Other Income

Other operating income decreased to $12 million during the three months ended September 30, 2021 from $13 million during the three months ended September 30, 2020.

Operating Benefits and Expenses

Operating benefits and expenses increased $272 million, or 55%, to $769 million during the three months ended September 30, 2021 from $497 million during the three months ended September 30, 2020, primarily from higher DAC amortization due to separate account returns, and higher operating costs, driven by higher non-deferrable commission expenses.

Death, other policy benefits and change in policy reserves, net of deferrals

Death, other policy benefits and change in policy reserves increased to a net charge of $25 million during the three months ended September 30, 2021 from $22 million during the three months ended September 30, 2020.

Interest credited on contract holder funds, net of deferrals

Interest credited on contract holder funds, net of deferrals, increased $1 million, or 2%, to $66 million during the three months ended September 30, 2021 from $65 million during the three months ended September 30, 2020.

Operating costs and other expenses, net of deferrals

Operating costs and other expenses, net of deferrals, increased $49 million, or 11%, to $513 million during the three months ended September 30, 2021 from $464 million during the three months ended September 30, 2020. This increase was primarily due to higher non-deferrable commission expenses, a result of higher account values during the three months ended September 30, 2021, compared to the same period in 2020.

Amortization of deferred acquisition costs and deferred sales inducement costs

Amortization of deferred acquisition costs and deferred sales inducement costs increased $220 million, or 361%, to an expense of $159 million for the three months ended September 30, 2021 from a benefit of $61 million during the three months ended September 30, 2020. This was primarily due to a separate account return of (1)% in 2021 that was lower than both the expected 2021 quarterly return and the quarterly return of 7% in 2020, which resulted in a decrease in expected gross profits and, therefore, higher current period amortization during the three months ended September 30, 2021 compared to the same period in 2020.

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $16 million to $527 million during the three months ended September 30, 2021 from $543 million during the three months ended September 30, 2020, as a result of the items described above.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Operating Revenues

Operating revenues increased $396 million, or 12%, to $3,742 million during the nine months ended September 30, 2021 from $3,346 million during the nine months ended September 30, 2020, primarily due to higher fee income resulting from growth in variable annuity account values, partially offset by lower net investment income.

Fee Income

Fee income increased by $605 million to $3,136 million during the nine months ended September 30, 2021 from $2,531 million during the nine months ended September 30, 2020. Fees associated with variable annuities represented the substantial majority of fee income, totaling $3,135 million for the nine months ended September 30, 2021, up $623 million from $2,512 million for the nine months ended September 30, 2020. This increase was primarily due to a $47 billion, or 25%, increase in average separate account balances to $232 billion at September 30, 2021, compared to an average separate account balance of $185 billion at September 30, 2020. The increase in average separate account balances was primarily a result of favorable separate account returns over the last year.

Net Investment Income

Net investment income decreased $233 million, or 31%, to $529 million during the nine months ended September 30, 2021 from $762 million during the nine months ended September 30, 2020. This decrease was primarily due to the decrease in invested assets a result of the Athene Reinsurance Transaction, partially offset by higher income on limited partnership investments.

Income on operating derivatives

Income on operating derivatives increased $6 million, or 17%, to $42 million during the nine months ended September 30, 2021 from $36 million during the nine months ended September 30, 2020. This income relates to quarterly interest payments and accruals with respect to our interest rate swaps and, for which, we generally receive amounts based on fixed rates and pay amounts based on floating rates. The increase in income compared to prior year was primarily due to the floating rates being lower during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Other Income

Other operating income increased $18 million, or 106%, to $35 million during the nine months ended September 30, 2021 from $17 million during the nine months ended September 30, 2020. This increase was driven by the expense allowance received related to the Athene Reinsurance Transaction, which is a benefit to us and is recorded within other income.

Operating Benefits and Expenses

Operating benefits and expenses increased $23 million, or 1%, to $1,964 million during the nine months ended September 30, 2021 from $1,941 million during the nine months ended September 30, 2020, primarily from higher DAC amortization due to separate account returns and higher operating costs driven by higher non-deferrable commission expenses, partially offset by lower interest credited from the Athene Reinsurance Transaction.

Death, other policy benefits and change in policy reserves, net of deferrals

Death, other policy benefits and change in policy reserves remained relatively flat during the nine months ended September 30, 2021 and 2020.

Interest credited on contract holder funds, net of deferrals

Interest credited on contract holder funds, net of deferrals, decreased $263 million, or 57%, to $200 million during the nine months ended September 30, 2021 from $463 million during the nine months ended September 30, 2020. This decrease was primarily driven from the impact of ceding the majority of the fixed and fixed index annuity business to Athene. For the nine months ended September 30, 2021, $475 million of interest credited was ceded to Athene, compared to $221 million for the nine months ended September 30, 2020.

Operating costs and other expenses, net of deferrals

Operating costs and other expenses, net of deferrals, increased $159 million, or 12%, to $1,473 million during the nine months ended September 30, 2021 from $1,314 million during the nine months ended September 30, 2020. This increase was primarily due to higher non-deferrable commission expenses, a result of higher account values during the nine months ended September 30, 2021, compared to the same period in 2020.

Amortization of deferred acquisition costs and deferred sales inducement costs

Amortization of deferred acquisition costs and deferred sales inducement costs increased $130 million, or 126%, to $233 million for the nine months ended September 30, 2021 from $103 million during the nine months ended September 30, 2020. This was primarily due to a decrease in the short-term future variable annuities separate account growth assumption resulting from the mean reversion methodology, which led to decreased expected future gross profits, and therefore, higher current period amortization during the nine months ended September 30, 2021 compared to the same period in 2020.

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $374 million, or 27%, to $1,779 million during the nine months ended September 30, 2021 from $1,405 million during the nine months ended September 30, 2020, as a result of the items described above.

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$68.7	$87.6	$189.1	$284.4
Income on operating derivatives	(1.1)	—	(1.1)	—
Other income	—	—	—	1.6
Total Operating Revenues	67.6	87.6	188.0	286.0

Operating Benefits and Expenses
Interest credited on other contract holder funds (1)	47.3	58.0	147.1	194.4
Interest expense (1)	(1.9)	2.0	—	14.9
Operating costs and other expenses, net of deferrals	1.1	1.3	3.6	3.9
Total Operating Benefits and Expenses	46.5	61.3	150.7	213.2

Pretax Adjusted Operating Earnings	$21.1	$26.3	$37.3	$72.8

(1)     At September 30, 2021, interest expense recorded for certain funding agreements has been reclassified to interest credited on other contract holder funds, prospectively.

The following table summarizes a roll forward of account value for our Institutional Products segment as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Institutional Products:
Balance as of beginning of period	$8,909.9	$12,325.0	$11,137.8	$12,287.1
Premiums and deposits	43.4	—	43.4	1,284.2
Surrenders, withdrawals, and benefits	(147.1)	(115.0)	(2,427.7)	(1,507.6)
Net flows	(103.7)	(115.0)	(2,384.3)	(223.4)
Credited Interest	45.4	60.0	147.1	209.3
Policy Charges and other	(13.1)	40.8	(62.1)	37.8
Balance as of end of period	$8,838.5	$12,310.8	$8,838.5	$12,310.8

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Operating Revenues

Operating revenues decreased $20 million, or 23%, to $68 million during the three months ended September 30, 2021 from $88 million during the three months ended September 30, 2020. This change was driven by a decrease in net investment income, primarily due to lower income on debt securities due to lower portfolio balances.

Operating Benefits and Expenses

Operating benefits and expenses decreased $14 million, or 23%, to $47 million during the three months ended September 30, 2021 from $61 million during the three months ended September 30, 2020. This decrease was due to the reduction in the institutional products account value. Institutional products account value decreased from $12,311 million as of September 30, 2020, to $8,839 million as of September 30, 2021.

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased to $21 million during the three months ended September 30, 2021 from $26 million during the three months ended September 30, 2020, as a result of the items described above.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Operating Revenues

Operating revenues decreased $98 million, or 34%, to $188 million during the nine months ended September 30, 2021 from $286 million during the nine months ended September 30, 2020. This change was driven by a decrease in net investment income, primarily due to lower income on debt securities due to lower portfolio balances.

Operating Benefits and Expenses

Operating benefits and expenses decreased $62 million, or 29%, to $151 million during the nine months ended September 30, 2021 from $213 million during the nine months ended September 30, 2020. This decrease was due to a reduction in the institutional product account value. Institutional product account value decreased from $12,311 million as of September 30, 2020, to $8,839 million as of September 30, 2021.

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased to $37 million during the nine months ended September 30, 2021 from $73 million during the nine months ended September 30, 2020, as a result of the items described above.

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$122.5	$127.3	$370.5	$385.8
Premium	38.2	49.7	109.5	143.6
Net investment income	244.4	245.6	705.8	543.9
Income on operating derivatives	18.4	21.4	56.1	39.2
Other income	7.6	7.6	29.3	13.4
Total Operating Revenues	431.1	451.6	1,271.2	1,125.9

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	218.2	237.0	630.9	642.5
Interest credited on other contract holder funds	103.0	107.2	309.6	321.8
Operating costs and other expenses, net of deferrals	37.6	39.3	116.1	115.7
Amortization of deferred acquisition costs and deferred sales inducement costs	4.0	3.2	11.0	10.9
Total Operating Benefits and Expenses	362.8	386.7	1,067.6	1,090.9

Pretax Adjusted Operating Earnings	$68.3	$64.9	$203.6	$35.0

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Operating Revenues

Operating revenues decreased $21 million, or 5%, to $431 million during the three months ended September 30, 2021 from $452 million during the three months ended September 30, 2020. The primary drivers are discussed below.

Fee Income

Fee income decreased $4 million, or 3%, to $123 million during the three months ended September 30, 2021 from $127 million during the three months ended September 30, 2020. This decrease was primarily due to an overall decrease in mortality and expense charges as the closed block of life business continues to run off.

Premium

Premium decreased by $12 million, or 24%, to $38 million during the three months ended September 30, 2021 from $50 million during the three months ended September 30, 2020. This decrease was primarily a result of ongoing terminations as the closed block of life business continues to run off.

Net Investment Income

Net investment income decreased $2 million, or 1%, to $244 million during the three months ended September 30, 2021 from $246 million during the three months ended September 30, 2020.

Income on operating derivatives

Income on operating derivatives decreased $3 million, or 14%, to $18 million during the three months ended September 30, 2021 from $21 million during the three months ended September 30, 2020. This income relates to quarterly interest payments and accruals with respect to our interest rate swaps and, for which, we generally receive amounts based on fixed rates and pay amounts based on floating rates. The decrease in income compared to prior year was primarily due to the floating rates being higher during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Other Operating Income

Other operating income remained flat at $8 million during the three months ended September 30, 2021 and 2020.

Operating Benefits and Expenses

Operating benefits and expenses decreased $24 million, or 6%, to $363 million during the three months ended September 30, 2021 from $387 million during the three months ended September 30, 2020. The primary drivers are discussed below.

Death, other policy benefits and change in policy reserves, net of deferrals

Death, other policy benefits and change in policy reserves decreased $19 million, to $218 million during the three months ended September 30, 2021 from $237 million during the three months ended September 30, 2020. This decrease was primarily due to lower benefits resulting from the continued decrease in the size of the closed blocks.

Interest credited on contract holder funds, net of deferrals

Interest credited on contract holder funds, net of deferrals, decreased $4 million, or 4%, to $103 million during the three months ended September 30, 2021 from $107 million during the three months ended September 30, 2020. This decrease was largely a result of the continued decrease in the size of the closed blocks.

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $3 million to $68 million during the three months ended September 30, 2021 from $65 million during the three months ended September 30, 2020, as a result of the items described above.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Operating Revenues

Operating revenues increased $145 million, or 13%, to $1,271 million during the nine months ended September 30, 2021 from $1,126 million during the nine months ended September 30, 2020. The primary drivers are discussed below.

Fee Income

Fee income decreased $15 million, or 4%, to $371 million during the nine months ended September 30, 2021 from $386 million during the nine months ended September 30, 2020. This decrease was primarily due to an overall decrease in mortality and expense charges as the closed block of life business continues to run off.

Premium

Premium decreased by $34 million, or 24%, to $110 million during the nine months ended September 30, 2021 from $144 million during the nine months ended September 30, 2020. This decrease was primarily due to reinsurance premium recoveries on certain term life insurance products for a specified reinsured block of business that lapsed at the end of the level term period in 2020. Upon the policy lapse, we received a return of the ceded premium from the reinsurer.

Net Investment Income

Net investment income increased $162 million, or 30%, to $706 million during the nine months ended September 30, 2021 from $544 million during the nine months ended September 30, 2020. This increase was primarily due to higher levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2020.
Income on operating derivatives

Income on operating derivatives increased $17 million, or 44%, to $56 million during the nine months ended September 30, 2021 from $39 million during the nine months ended September 30, 2020. This income relates to quarterly interest payments and accruals with respect to our interest rate swaps and, for which, we generally receive amounts based on fixed rates and pay amounts based on floating rates. The increase in income compared to prior year was primarily due to the floating rates being lower during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Other Operating Income

Other operating income increased $16 million to $29 million during the nine months ended September 30, 2021 from $13 million during the nine months ended September 30, 2020. In the first quarter of 2020, we reimbursed a portion of reinsurance expense allowances resulting from lapses on certain term life insurance products described above which resulted in a net other expense during that period.

Operating Benefits and Expenses

Operating benefits and expenses decreased $23 million to $1,068 million during the nine months ended September 30, 2021, as compared to $1,091 million during the nine months ended September 30, 2020. The primary drivers are discussed below.

Death, other policy benefits and change in policy reserves, net of deferrals

Death, other policy benefits and change in policy reserves decreased $12 million, to $631 million during the nine months ended September 30, 2021 from $643 million during the nine months ended September 30, 2020. This decrease was primarily due to the benefit of a reserve increase during the nine months ended September 30, 2020, related to certain term life insurance products.

Interest credited on contract holder funds, net of deferrals

Interest credited on contract holder funds, net of deferrals, decreased $12 million, or 4%, to $310 million during the nine months ended September 30, 2021 from $322 million during the nine months ended September 30, 2020. This decrease was largely a result of the continued decrease in the size of the closed blocks.

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $169 million to $204 million during the nine months ended September 30, 2021 from $35 million during the nine months ended September 30, 2020, as a result of the items described above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$18.3	$21.4	$57.5	$63.5
Net investment income	(6.4)	23.4	46.1	23.2
Income on operating derivatives	7.9	6.6	20.3	15.1
Other income	(2.8)	1.0	5.5	3.3
Total Operating Revenues	17.0	52.4	129.4	105.1

Operating Benefits and Expenses
Interest expense	2.5	—	2.5	44.6
Operating costs and other expenses, net of deferrals	49.9	32.7	156.3	125.5
Amortization of deferred acquisition costs and deferred sales inducement costs	10.0	8.1	24.9	17.2
Total Operating Benefits and Expenses	62.4	40.8	183.7	187.3

Pretax Adjusted Operating Earnings	$(45.4)	$11.6	$(54.3)	$(82.2)
Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Operating Revenues

Operating revenues decreased $35 million, or 67%, to $17 million during the three months ended September 30, 2021 from $52 million during the three months ended September 30, 2020. The primary drivers are discussed below.

Fee Income

Fee income decreased $3 million, or 14%, to $18 million during the three months ended September 30, 2021 from $21 million during the three months ended September 30, 2020. This decrease was due to slightly lower asset management fees generated at PPM.

Net Investment Income

Net investment income decreased $29 million to $(6) million during the three months ended September 30, 2021 from $23 million during the three months ended September 30, 2020. This decrease was due to the allocation of net investment income from Corporate and Other to Institutional Products reflecting internal portfolio rebalancing and the attribution of net investment income on capital to support the business segments.

Income on operating derivatives

Income on operating derivatives increased $1 million, or 14%, to $8 million during the three months ended September 30, 2021 from $7 million during the three months ended September 30, 2020. This income relates to quarterly interest payments and accruals with respect to our interest rate swaps and, for which, we generally receive amounts based on fixed rates and pay amounts based on floating rates.

Operating Benefits and Expenses

Operating benefits and expenses increased to $62 million during the three months ended September 30, 2021 from $41 million during the three months ended September 30, 2020. The primary drivers are discussed below.

Interest Expense

Interest expense was $3 million during the during the three months ended September 30, 2021, compared to nil during the three months ended September 30, 2020. The interest expense incurred in the current year relates to interest on our term loans. See Note 10 - Short-Term and Long-Term Debt of our condensed consolidated financial statements.

Operating costs and other expenses, net of deferrals

Operating costs and other expenses, net of deferrals increased $17 million, or 52%, to $50 million during the three months ended September 30, 2021 from $33 million during the three months ended September 30, 2020. This increase was primarily due to the receipt of an insurance settlement during the three months ended September 30, 2020 which reduced operating expenses.

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $57 million to $(45) million during the three months ended September 30, 2021 from $12 million during the three months ended September 30, 2020, as a result of the items described above.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Operating Revenues

Operating revenues increased $24 million, or 23%, to $129 million during the nine months ended September 30, 2021 from $105 million during the nine months ended September 30, 2020. The primary drivers are discussed below.

Fee Income

Fee income decreased $6 million, or 9%, to $58 million during the nine months ended September 30, 2021 from $64 million during the nine months ended September 30, 2020. This decrease was due to slightly lower asset management fees generated at PPM.

Net Investment Income

Net investment income increased $23 million to $46 million during the nine months ended September 30, 2021 from $23 million during the nine months ended September 30, 2020. This increase was primarily due to higher income on limited partnership investments.

Income on Operating Derivatives

Income on operating derivatives increased $5 million, or 33%, to $20 million during the nine months ended September 30, 2021 from $15 million during the nine months ended September 30, 2020. This income relates to quarterly interest payments and accruals with respect to our interest rate swaps and, for which we generally receive amounts based on fixed rates and pay amounts based on floating rates.

Operating Benefits and Expenses

Operating benefits and expenses decreased to $184 million during the nine months ended September 30, 2021 from $187 million during the nine months ended September 30, 2020. This decrease was primarily due to interest expense, as described below.

Interest Expense

Interest expense was $3 million during the during the nine months ended September 30, 2021, compared to $45 million during the nine months ended September 30, 2020. The interest expense incurred in the current year relates to interest on our term loans. The interest expense incurred in the prior year relates to interest on our surplus note, which was restructured as an intercompany obligation in June 2020. See Note 10 - Short-Term and Long-Term Debt to our condensed consolidated financial statements.

Operating costs and other expenses, net of deferrals

Operating costs and other expenses, net of deferrals increased $30 million, or 24%, to $156 million during the nine months ended September 30, 2021 from $126 million during the nine months ended September 30, 2020. This increase was primarily due to the receipt of an insurance settlement during the nine months ended September 30, 2020 which reduced operating expenses.

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $28 million to $(54) million during the nine months ended September 30, 2021 from $(82) million during the nine months ended September 30, 2020, as a result of the items described above.

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

Investment Strategy

Our overall investment strategy is to maintain a diversified and largely investment grade fixed income portfolio that is capital efficient, achieve risk-adjusted returns that support competitive pricing for our products, generate profitable growth of our business and maintain adequate liquidity to support our obligations. The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment adviser. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. We may also use third-party investment managers for certain niche asset classes. As of September 30, 2021, third-party investment managers represented approximately 1% of our AUM.

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

As of September 30, 2021 and December 31, 2020, we had total investments of $74 billion and $80 billion, respectively.

Portfolio Composition

The following table summarizes the carrying values of our investments:

	September 30,	December 31,
	2021	2020
	(in millions)
Available-for-sale debt securities, at fair value	$52,123.0	$59,075.0
Debt Securities, at fair value under fair value option	1,516.6	1,276.7
Debt securities, at fair value option	117.9	105.7
Equity securities, at fair value	290.1	193.1
Mortgage loans, net of allowance	11,731.4	10,727.5
Policy loans	4,511.9	4,523.5
Derivative instruments	1,141.9	2,219.8
Other invested assets	2,770.5	2,366.7
Total investments	$74,203.3	$80,488.0

Available-for-sale debt securities decreased to $52,123 million at September 30, 2021 from $59,075 million at the end of 2020, primarily due to a decrease in net unrealized gains. The amortized cost of debt securities, available for sale, decreased from $55,523 million as of December 31, 2020 to $51,199 million as of September 30, 2021. Further, net unrealized gains on these assets decreased from a net unrealized gain of $4,948 million as of December 31, 2020 to a net unrealized gain of $2,568 million as of September 30, 2021.

Other Invested Assets

In June 2021, we entered into an arrangement to sell $420.4 million of limited partnership investments, of which $235.8 million and $168.0 million was sold in second and third quarter of 2021, respectively, and the remainder is to be sold by January 2022. We expect to reinvest in new limited partnerships as attractive opportunities become available.

Debt Securities

In accordance with guidance adopted January 1, 2020 regarding expected credit loss, securities that incurred a credit loss after December 31, 2019 and were still held at 2020, are presented net of allowance for credit losses. In accordance with previous guidance, the non-credit other-than-temporary impairment (“OTTI”) loss is presented for debt securities, where applicable. At September 30, 2021 and December 31, 2020, the amortized cost, gross unrealized gains and losses, fair value and OTTI of debt securities or allowance for credit losses, including $1,517 million and $1,277 million in securities carried at fair value under the fair value option, were as follows (in millions):

September 30, 2021	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,792.9	$—	$83.0	$412.9	$4,463.0
Other government securities	1,440.6	—	142.3	20.9	1,562.0
Corporate securities
Utilities	5,830.7	—	711.4	20.8	6,521.3
Energy	3,137.4	—	277.9	16.8	3,398.5
Banking	1,744.2	—	99.4	8.5	1,835.1
Healthcare	3,188.4	—	201.5	23.6	3,366.3
Finance/Insurance	4,089.5	—	285.9	41.4	4,334.0
Technology/Telecom	2,376.6	—	145.9	31.7	2,490.8
Consumer goods	2,522.6	—	143.1	39.5	2,626.2
Industrial	2,176.3	—	152.8	11.4	2,317.7
Capital goods	2,114.0	—	158.5	7.4	2,265.1
Real estate	1,842.4	—	106.8	9.0	1,940.2
Media	1,185.4	—	94.4	15.9	1,263.9
Transportation	1,787.4	—	124.9	11.6	1,900.7
Retail	1,380.9	—	87.0	15.8	1,452.1
Other (1)	2,419.6	—	165.8	6.4	2,579.0
Total Corporate Securities	35,795.4	—	2,755.3	259.8	38,290.9
Residential mortgage-backed	753.2	2.0	59.6	1.9	808.9
Commercial mortgage-backed	2,686.1	—	152.4	3.6	2,834.9
Other asset-backed securities	5,731.2	7.4	92.6	18.6	5,797.8
Total Debt Securities	$51,199.4	$9.4	$3,285.2	$717.7	$53,757.5

(1) No single remaining industry exceeds 3% of the portfolio.

December 31, 2020	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,078.9	$—	$162.0	$114.9	$5,126.0
Other government securities	1,497.1	—	200.6	0.8	1,696.9
Corporate securities
Utilities	6,270.4	—	1,029.2	1.9	7,297.7
Energy	3,430.2	—	351.1	8.2	3,773.1
Banking	2,341.6	—	206.4	0.4	2,547.6
Healthcare	3,729.4	—	357.6	1.6	4,085.4
Finance/Insurance	3,586.0	—	390.6	15.9	3,960.7
Technology/Telecom	2,765.7	—	279.2	5.8	3,039.1
Consumer goods	2,508.1	—	277.0	0.3	2,784.8
Industrial	2,582.5	—	279.9	0.6	2,861.8
Capital goods	2,384.6	—	230.8	1.5	2,613.9
Real estate	2,113.2	—	169.5	1.3	2,281.4
Media	1,352.9	—	148.9	0.9	1,500.9
Transportation	2,011.2	—	184.4	3.8	2,191.8
Retail	1,749.4	—	181.1	0.3	1,930.2
Other (1)	2,625.5	—	245.1	1.3	2,869.3
Total Corporate Securities	39,450.7	—	4,330.8	43.8	43,737.7
Residential mortgage-backed	911.7	—	74.4	1.2	984.9
Commercial mortgage-backed	3,077.6	—	248.5	3.5	3,322.6
Other asset-backed securities	5,507.4	13.6	100.2	4.7	5,589.3
Total Debt Securities	$55,523.4	$13.6	$5,116.5	$168.9	$60,457.4

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

	Percent of Total Debt Securities Carrying Value as of
	September 30,	December 31,
Investment Rating	2021	2020
AAA	16.5%	18.8%
AA	9.2%	8.1%
A	29.2%	30.5%
BBB	39.1%	37.7%
Investment grade	94.0%	95.1%
BB	3.4%	2.9%
B and below	2.6%	2.0%
Below investment grade	6.0%	4.9%
Total debt securities	100.0%	100.0%

Unrealized Losses

The following tables summarize the number of securities, fair value and the related amount of gross unrealized losses aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	September 30, 2021			December 31, 2020
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$1.3	$134.5	20	$114.9	$3,944.7	7
Other government securities	12.9	272.8	31	0.8	89.4	7
Public utilities	15.2	535.2	70	1.8	146.5	8
Corporate securities	183.0	5,526.3	626	41.5	1,391.1	161
Residential mortgage-backed	1.8	186.8	96	1.2	35.4	28
Commercial mortgage-backed	2.8	167.8	22	3.2	151.9	13
Other asset-backed securities	18.5	1,880.3	260	1.4	796.4	91
Total temporarily impaired securities	$235.5	$8,703.7	1,125	$164.8	$6,555.4	315

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$411.5	$3,335.3	6	$—	$—	—
Other government securities	8.0	52.4	6	—	—	—
Public utilities	5.7	62.2	5	—	—	—
Corporate securities	56.0	604.7	64	0.5	2.9	3
Residential mortgage-backed	0.1	3.3	12	—	1.8	4
Commercial mortgage-backed	0.8	40.2	4	0.3	9.7	1
Other asset-backed securities	0.1	13.0	3	3.3	29.8	4
Total temporarily impaired securities	$482.2	$4,111.1	100	$4.1	$44.2	12

	Total			Total
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$412.8	$3,469.8	26	$114.9	$3,944.7	7
Other government securities	20.9	325.2	37	0.8	89.4	7
Public utilities	20.9	597.4	75	1.8	146.5	8
Corporate securities (1)	239.0	6,131.0	690	42.0	1,394.0	164
Residential mortgage-backed	1.9	190.1	108	1.2	37.2	32
Commercial mortgage-backed	3.6	208.0	26	3.5	161.6	14
Other asset-backed securities	18.6	1,893.3	263	4.7	826.2	95
Total temporarily impaired securities	$717.7	$12,814.8	1,225	$168.9	$6,599.6	327

(1) Certain corporate securities contain multiple lots and fit the criteria of both aging groups.

Evaluation of Available For Sale Debt Securities

See Note 3 to Condensed Consolidated Financial Statements for information about how we evaluate our available for sale debt securities for credit loss.

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Available-for-sale securities
Realized gains on sale	$28.3	$99.2	$149.1	$519.2
Realized losses on sale	(1.3)	(2.7)	(59.0)	(186.4)
Credit loss income (expense)	(17.4)	(0.3)	(10.2)	(17.4)
Gross impairments	(0.1)	(0.2)	(0.1)	(26.6)
Credit loss income (expense) on mortgage loans	13.5	(31.9)	61.9	(65.8)
Other (1)	13.4	(41.1)	62.2	(38.8)
Net gains (losses) excluding derivatives and funds withheld assets	36.4	23.0	203.9	184.2
Net gains (losses) on derivative instruments (see Note 4)	(1,300.5)	(2,149.4)	(1,413.4)	(5,492.2)
Net gains (losses) on funds withheld reinsurance treaties (see Note 7)	(115.2)	(378.4)	15.1	790.3
Total net gains (losses) on derivatives and investments	$(1,379.3)	$(2,504.8)	$(1,194.4)	$(4,517.7)

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

	September 30,	December 31,
	2021	2020
	(in millions)
Common Stock	$81.0	$71.9
Preferred Stock	178.0	97.6
Mutual Funds	31.1	23.6
Total	$290.1	$193.1

The increase in limited partnerships was due to strong fourth-quarter financial statements of the limited partnerships that increased the value of our investments, which we received and recorded during the three months ended March 31, 2021.

Mortgage Loans

Our investments in mortgage loans provide an opportunity for higher investment yields within an asset class where PPM has a positive track record and a demonstrated ability to manage risk in the portfolio. As of September 30, 2021 and December 31, 2020, commercial mortgage loans of $11,731 million and $10,728 million, respectively, are reported net of allowance for credit losses of $135 million and $179 million at each date, respectively. As of September 30, 2021, commercial mortgage loans were collateralized by properties located in 38 states and the District of Columbia and residential mortgage loans were collateralized by properties located in 50 states and the District of Columbia.

The table below presents the carrying value, net of allowance of credit loss, of our mortgage loans by property type:

	September 30,	December 31,
	2021	2020
Commercial:	(in millions)
Apartment	$3,807.8	$3,905.3
Hotel	1,052.3	882.7
Office	1,942.4	1,569.7
Retail	2,130.8	1,942.4
Warehouse	1,856.0	1,978.8
Total Commercial	$10,789.3	$10,278.9
Residential	942.1	448.6
Total	$11,731.4	$10,727.5

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	September 30,	December 31,
	2021	2020
	(in millions)
East North Central	$1,229.3	$1,211.4
East South Central	522.1	452.7
Middle Atlantic	1,538.2	1,275.8
Mountain	695.7	840.0
New England	479.9	476.2
Pacific	2,886.6	2,588.6
South Atlantic	2,469.0	2,529.9
West North Central	562.7	379.3
West South Central	835.5	811.8
Foreign	512.4	161.8
Total	$11,731.4	$10,727.5

The following table provides information relating to the loan-to-value ratio of our commercial mortgage loans:

	September 30,	December 31,
	2021	2020
	(in millions)
Loan-to-Value Ratio
< 70%	$9,655.6	$9,263.8
70% - 80%	1,034.3	845.0
80% - 100%	84.7	170.1
> 100%	14.7	—
Total	$10,789.3	$10,278.9

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	September 30,
	2021	2020
	(in millions)
Balance at beginning of period	$179.2	$8.9
Cumulative effect of change in accounting principle	—	62.0
Charge offs, net of recoveries	—	—
Additions from purchase of purchased credit -deteriorated mortgage loans	—	—
Provision (release)	(82.8)	88.1
Balance at end of period	$96.4	$159.0

As of September 30, 2021 and 2020, our commercial mortgage loan portfolio is current and accruing interest, and we had no commercial mortgage loans that were delinquent greater than 90 days, restructured or in the process of foreclosure. Delinquency status is determined from the date of the first missed contractual payment.

Derivative Instruments

The following table presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments (in millions):

	September 30, 2021
	Assets		Liabilities
	Contractual/		Contractual/		Net
	Notional	Fair	Notional	Fair	Fair
	Amount (1)	Value	Amount (1)	Value	Value
Freestanding derivatives
Cross-currency swaps	$758.8	$37.4	$1,008.6	$34.6	$2.8
Equity index call options	20,000.0	135.8	—	—	135.8
Equity index futures (2)	—	—	17,329.8	—	—
Equity index put options	25,000.0	339.0	—	—	339.0
Interest rate swaps	7,728.1	485.5	—	—	485.5
Interest rate swaps - cleared (2)	1,500.0	—	—	—	—
Put-swaptions	15,500.0	104.8	2,500.0	4.9	99.9
Treasury futures (2)	3,986.6	—	13.9	—	—
Credit default swaps	—	—	—	—	—
Total freestanding derivatives	74,473.5	1,102.5	20,852.3	39.5	1,063.0
Embedded derivatives
VA embedded derivatives (3)	N/A	—	N/A	3,091.6	(3,091.6)
FIA embedded derivatives (4)	N/A	—	N/A	1,439.7	(1,439.7)
Total embedded derivatives	N/A	—	N/A	4,531.3	(4,531.3)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	94.4	6.2	63.4	0.8	5.4
Cross-currency forwards	915.0	33.2	5.5	0.1	33.1
Funds withheld embedded derivative (5)	N/A	—	N/A	271.7	(271.7)
Total derivatives related to funds withheld under reinsurance treaties	1,009.4	39.4	68.9	272.6	(233.2)
Total	$75,482.9	$1,141.9	$20,921.2	$4,843.4	$(3,701.5)

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

Investment Income

Our sources of net investment income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Debt securities	$271.7	$416.8	$872.2	$1,338.7
Equity securities	(0.2)	0.4	6.4	(13.3)
Mortgage loans	79.4	83.6	241.5	285.3
Policy loans	19.8	21.8	55.5	59.7
Limited partnerships	192.7	113.3	585.6	(26.0)
Other investment income	1.8	3.9	9.9	21.6
Total investment income excluding funds withheld assets	565.2	639.8	1,771.1	1,666.0

Net investment income on funds withheld assets (see Note 7)	299.6	277.1	884.5	506.0

Investment expenses:
Derivative trading commission	(0.9)	(1.1)	(2.2)	(4.2)
Depreciation on real estate	(3.6)	(2.7)	(8.4)	(8.2)
Expenses related to consolidated entities (1)	(7.5)	(9.1)	(24.1)	(29.4)
Other investment expenses (2)	(0.8)	(22.6)	(45.3)	(24.6)
Total investment expenses	(12.8)	(35.5)	(80.0)	(66.4)
Net investment income	$852.0	$881.4	$2,575.6	$2,105.6

(1) Includes management fees, administrative fees, legal fees, and other expenses related to the consolidation of certain investments.
(2) Includes interest expense and market appreciation on deferred compensation; investment software expense, custodial fees, and other bank fees; institutional product issuance related expenses; and other expenses.

Other investment expenses includes deferred compensation expenses, which may become positive when markets decline, as was the case during the three and nine months ended September 30, 2020, when markets declined due to the economic shutdown resulting from the pandemic.

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

The discussion below describes our liquidity and capital resources for the nine months ended September 30, 2021 and 2020.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Net cash provided by (used in) operating activities	$3,576.6	$2,447.4
Net cash provided by (used in) investing activities	624.1	(3,702.8)
Net cash provided by (used in) financing activities	(3,737.6)	768.8
Net increase (decrease) in cash and cash equivalents	463.1	(486.6)
Cash and cash equivalents, beginning of period	2,018.7	1,934.5
Total cash and cash equivalents, end of period	$2,481.8	$1,447.9

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

Cash flows provided by operating activities increased $1,129 million to $3,577 million during the nine months ended September 30, 2021 from $2,447 million during the nine months ended September 30, 2020. This increase in cash provided by operating activities was primarily due to a higher net loss in nine months of 2020 due to the impact of the Athene Reinsurance Transaction.

Cash flows provided by (used in) Investing Activities

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

Cash flows provided by (used in) investing activities increased $4,327 million to $624 million during the nine months ended September 30, 2021 from $(3,703) million during the nine months ended September 30, 2020. This increase was due to the sale of assets during the nine months of 2020 related to the Athene Reinsurance Transaction.

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

Cash flows provided by (used in) financing activities decreased $4,506 million to $(3,738) million during the nine months ended September 30, 2021 from $769 million for the nine months ended September 30, 2020. This decrease was primarily due to higher variable annuity surrender and death benefit outflows from our large in-force block in addition to reductions in the institutional products account value. This was partially offset by debt agreements entered into during the nine months ended September 30, 2021.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. As of September 30, 2021, our insurance companies were well in excess of the minimum required capital levels. Jackson is also subject to risk-based capital guidelines that provide a method to measure the adjusted capital that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of Jackson’s investments and products.

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

Liquidity requirements are principally for purchases of new investments, management of derivative related margin requirements, repayment of principal and interest on debt, payments of interest on surplus notes, funding of insurance product liabilities including payments for policy benefits, surrenders, maturities and new policy loans, funding of expenses including payment of commissions, operating expenses and taxes. As of September 30, 2021, Jackson’s outstanding surplus notes and bank debt included $68.1 million of bank loans from the Federal Home Loan Bank of Indianapolis ("FHLBI"), collateralized by mortgage-related securities and mortgage loans and $250.0 million of surplus notes maturing in 2027. Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders, and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio.

Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements, including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of September 30, 2021, approximately half of Jackson’s general account reserves are either not surrenderable, or included policy restrictions such as surrender charges greater than 5%, or market value adjustments to discourage early withdrawal of policy and contract funds.

The liquidity sources for our insurance company subsidiaries are their cash, short-term investments, sales of publicly traded bonds, premium income, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of a short-term borrowing facility with the FHLBI.

Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals are its portfolio of liquid assets and its net operating cash flows. As of September 30, 2021, the portfolio of cash, short-term investments and privately and publicly traded securities and equities, which are unencumbered and unrestricted to sale, amounted to $26.5 billion.

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

On September 10, 2021, we borrowed an aggregate principal amount of $2.35 billion as follows: $1.6 billion under the 2022 DDTL Facility and $750 million under the 2023 DDTL Facility. We have contributed a majority of the proceeds from the borrowings under the DDTL Facilities to Jackson.With respect to the remaining amount of proceeds from the borrowings under the DDTL Facilities, we have (i) established a minimum liquidity buffer of at least $250.0 million at the Company, and (ii) retained the balance of the proceeds of approximately $575.0 million at the Company. With respect to items (i) and (ii), such amounts are expected to be used for general corporate purposes, including interest payments and debt repayment, holding company operating expenses, payment of dividends and other distributions to stockholders, which may include stock repurchases, and capital contributions, if needed, to our insurance company subsidiaries.

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.15% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes were issued pursuant to Rule 144A under the Securities Act of 1933, as amended, and are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5.1 million and $15.3 million for the three and nine months ended September 30, 2021, respectively. Interest expense on the notes was $5.2 million and $15.4 million for the three and nine months ended September 30, 2020, respectively.

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

Federal Home Loan Bank

Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with short-term and long-term funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either short-term or long-term notes or funding agreements issued to FHLBI. As of September 30, 2021, Jackson held a short-term borrowing of nil and a bank loan with an outstanding balance of $68.1 million. As of December 31, 2020, Jackson held a short-term borrowing of $380 million and a bank loan with an outstanding balance of $72.3 million.

Bank Loan

On November 7, 2019, we issued a $350 million short-term note payable to Standard Chartered Bank, which was guaranteed by Prudential. Immediately following the issuance of the $350 million short-term note payable, we paid a special dividend of $350 million to Prudential. These two actions increased total indebtedness by $350 million and reduced total stockholder’s equity by $350 million. This note accrued interest at LIBOR plus .2% per annum and was due November 7, 2020.

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

Off–Balance Sheet Arrangements

We do not have any off–balance sheet arrangements as of September 30, 2021.

Principal Definitions, Abbreviations and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI")
Jackson	Jackson National Life Insurance Company, a Company subsidiary.
Jackson Finance	Jackson Finance, LLC, a Company subsidiary.
PPM	PPM Holdings, Inc., a Company subsidiary.
ACL	Allowance for credit loss
Account value or account balance	The amount of money in a customer’s account. For example, the value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.

Athene	Athene Life Re Ltd. and its affiliates and permitted transferees, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
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

We describe in the Company's Form 10, Note 2—Restatement of Previously Issued Financial Statements to our audited financial statements, the background to the restatement of our previously-issued audited financial statements for the year ended December 31, 2020. Our management has concluded that the restatement resulted from a material weakness in our internal control over financial reporting as of December 31, 2020. Due to this material weakness in our disclosure controls and procedures and internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021.

Although the Company has taken significant steps in our remediation plan, the Company continues to implement, document, and communicate policies, procedures, and internal controls. As a result of the material weakness, our management has identified the need for stronger controls when assessing the accounting for significant and unusual transactions that involve a high degree of judgment and complexity, along with the need for additional technical U.S. GAAP accounting expertise. Our management has implemented and enhanced controls when assessing the accounting for significant and unusual transactions in the third quarter of 2021 as well as made some key hires for additional technical U.S. GAAP accounting expertise. The Company believes that these actions will remediate the material weakness. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed in the second quarter of 2022.

Changes in Internal Control Over Financial Reporting

As described above, the Company has taken steps to remediate the material weakness in its internal control over financial reporting and is implementing additional controls to remediate the material weakness. Other than these additional controls, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 14 to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

Below are material changes to the risk factors described in the section titled “Risk Factors” previously disclosed in the Form 10:

Our new registered index-linked annuities, Market Link ProSM and Market Link Pro AdvisorySM, involve risk, as described below:

The terms of our new registered index-linked annuities may not meet customer needs, and we may encounter delays and missed market opportunities if we need to revise those terms, with consequent effects on revenues, costs and results of operations.

Our registered index-linked annuity (RILA) products are intended to provide a product that meets the growing demand for RILA products. Creation of the product required the preparation, filing and effectiveness of a registration statement with the SEC. Changes to that product offering may require an amendment to that registration statement, or a new registration statement, which would entail analysis of the needed changes and their effects, a new product description and review by the SEC. Those steps could interrupt and delay the marketing of our product, with consequent impacts on revenues, costs and results of operations.

As described in the paragraphs that follow, several of the risk factors described under “Risk Factors” in our Form 10 registration statement no longer apply, or have changed, as a result of the completion of the Demerger on September 13, 2021 and the term loan borrowings made on September 10, 2021 under our DDTL Facilities.

The paragraph labelled “Our inability to recruit, motivate and retain key employees and experienced and productive employees could cause a material adverse effect on our business, financial condition, results of operations and cash flows.” under “Risk Factors – Risks Relating to Our Operations” is amended as follows:

Our inability to recruit, motivate and retain key employees and experienced and productive employees could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business depends on our ability to attract, motivate and retain highly skilled, and often highly specialized, technical, investment, actuarial, managerial and executive personnel. For example, we rely upon the knowledge and experience of employees with technical expertise to provide sound operational controls for our overall enterprise, including the accurate and timely preparation of required regulatory filings and U.S. GAAP and statutory financial statements and operation of internal controls. Our success also depends on the continued service of our key senior management team, including executive officers and senior managers.

In all cases, we depend on the ability of our employees, including senior management, to work together to accomplish the Company’s business plans and strategic objectives. As of the Demerger, we are now a public company and will need employees with different skillsets and public company experience. We may not be able to attract this talent. In addition, we may not have the resources we need or associates with the right skillsets and working relationships may not develop properly among existing employees and senior management, which may force us to supplement or replace personnel at inopportune times with possible disruption and additional costs.

Employees may also leave. We may not retain these key employees or identify or attract suitable replacements for various reasons, including if we do not maintain responsible, diverse and inclusive working practices. Our succession plans may not operate effectively, and our compensation plans may not be effective in helping us retain our key employees, the loss of one or more of whom could cause a material adverse effect on our business, financial condition, results of operations and cash flows. Intense competition exists generally and among insurers and other financial services companies for highly skilled and experienced employees. Further, heightened competition for talent and skilled employees in localities in which we operate could limit our ability to grow our business in those localities as quickly as planned. Technological advances could result in increased competition (including from outside the insurance industry) and a failure to be able to attract sufficient numbers of skilled staff.

The paragraph labelled “We expect to incur indebtedness in connection with the Recapitalization, which will increase our costs, and the degree to which we will be leveraged could cause a material adverse effect on our business, financial condition, results of operations and cash flows.” under “Risk Factors -- Risks Relating to Our Operations” is amended as follows:

We have incurred term loan indebtedness in connection with the Demerger that we will need to service and refinance, which will depend, among other things, upon cash made available to us by our operating subsidiaries and our ability to access the capital markets.

Our ability to make payments on and to refinance our indebtedness, including our $1.6 billion term loan due May 2022 and our $750 million term loan due February 2023, as well as any future indebtedness that we may incur, will depend on our ability to generate cash in the future from operations, financing or asset sales. Our ability to generate cash to meet our debt obligations in the future is sensitive to capital market returns and interest rates, primarily due to our variable annuity business. In addition, despite our indebtedness levels, we may be able to incur substantially more indebtedness under the terms of our debt agreements. Any such incurrence of additional indebtedness would increase the risks created by our level of indebtedness.

Overall, our ability to generate cash is subject to general economic, financial market, competitive, legislative, regulatory, client behavior and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we could be forced to take unfavorable actions, including significant business and legal entity restructuring, limited new business investment, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired. In the event we default, the lenders who hold our debt could also accelerate amounts due, which could potentially trigger a default or acceleration of the maturity of our other debt.

In addition, the level of our indebtedness could put us at a competitive disadvantage compared to our competitors that are less leveraged than us. These competitors could have greater financial flexibility to pursue strategic acquisitions and secure additional financing for their operations. The level of our indebtedness could also impede our ability to withstand downturns in our industry or the economy in general.

The credit agreement for the DDTL Facilities contains a covenant requiring net cash proceeds from any debt issuance, preferred equity issuance or hybrid instrument issuance by the Company or its subsidiaries to be applied first, to the repayment of the term loan due 2022, and second, to the repayment of the term loan due 2023. That credit agreement also contains a covenant that requires we maintain minimum long term unsecured senior, non-credit enhanced, debt ratings of at least (x) BBB- from S&P and (y) Baa3 from Moody’s. See Note 10 of Notes to Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Our Indebtedness” in this Report for more information regarding the term loans and our other indebtedness.

The “Risks Relating to the Demerger and our Separation from Prudential” under “Risk Factors” are amended and restated as follows:

The Company may fail to realize any or all of the anticipated benefits of the Demerger.

The realization of the anticipated benefits of the Demerger is subject to a number of factors, including the Company’s ability to access capital markets, to maintain credit ratings, and to demonstrate financial resilience as a separate company. There are also many factors that are outside the control of the Company, including the performance of financial markets, consumer behavior, and regulatory, legislative, and tax changes. There can be no guarantee that the anticipated benefits of the Demerger will be realized in full or in part, or as to the timing of when any such benefits may be realized.

Prudential may not complete the ultimate separation of our business as planned and may retain a significant ownership stake in JFI for a period of time.

Prudential holds shares of JFI’s outstanding Class A common stock representing approximately 19.9% of the total combined voting power of JFI’s common stock and approximately 19.7% of JFI’s total common stock. Prudential has stated its intention to monetize a portion of its retained shares of Class A common stock for cash proceeds within 12 months following the completion of the Demerger, such that Prudential expects to own less than 10% of the total combined voting power of JFI’s common stock at the end of such period. There can be no assurance regarding the method by which Prudential will dispose of its interest in us or the timing thereof.

The disposition by Prudential of its remaining ownership interest in us may be subject to various conditions, including receipt of any necessary regulatory and other approvals, the existence of satisfactory market conditions, and the confirmation of credit and financial strength ratings. These conditions may not be satisfied, or Prudential may decide for any other reason to retain its ownership interest in us for a period of time.

Prudential and Athene will have influence over us as large stockholders and could pursue business interests or exercise their voting power as stockholders in ways that are detrimental to us or our other stockholders.

Prudential and Athene, respectively, own approximately 19.9% and 9.9%, of the total combined voting power of JFI’s common stock. As large stockholders, Prudential and Athene are able to influence matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions we may undertake. The interests of Prudential or Athene could conflict with our interests or the interest of our other stockholders. Prudential, Athene and their respective affiliates could pursue business interests or acquisition opportunities or exercise their voting power as stockholders of our company in ways that are detrimental to us or our other stockholders but beneficial to themselves or to other companies in which they invest or with which they have a material relationship. Conflicts of interest could also arise between Athene and us with respect to the Athene Reinsurance Transaction or future transactions we may engage in with Athene. In addition, because of our relationships with Prudential and Athene, adverse publicity, increased regulatory scrutiny or investigations by regulators or law enforcement agencies involving Prudential or Athene could have a negative impact on us.

Prudential and its affiliates provide a significant amount of PPM’s assets under management, and if they choose to terminate their investment advisory agreements it could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Prudential and its affiliates are significant clients of PPM. Prudential and its affiliates (and former affiliates) other than us represented approximately $29 billion of assets under management or 36% of PPM’s total assets under management as of September 30, 2021 and approximately 46% and 40% of PPM’s revenue for the year ended December 31, 2020 and the nine months ended September 30, 2021, respectively. Since December 31, 2020, PPM’s assets under management have decreased primarily due to withdrawals by Prudential’s former UK affiliate. PPM’s investment management agreements with Prudential and its affiliates are terminable at any time or on short notice by either party, and Prudential and its affiliates are not under any obligation to maintain any level of assets under management with PPM. If Prudential and its affiliates were to terminate their investment management agreements with PPM, it could cause disruption in the operations and investment advisory capabilities of PPM, including as a result of the loss of investment management personnel, which could in turn result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Mutual indemnities have been given under the Demerger Agreement by Prudential in favor of the Company and by the Company in favor of the Prudential Group. Should any substantial amounts be payable by Prudential or the Company pursuant to such indemnities, this could have a material adverse effect on the financial condition and/or results of the indemnifying party.

We have entered into the Demerger Agreement with Prudential in connection with the Demerger, which governs the post-Demerger obligations of the Prudential Group and the Company and contains, among other provisions, mutual indemnities under which Prudential indemnifies us against liabilities arising in respect of the Prudential Group (other than the Company’s business) and the Company indemnifies the Prudential Group against liabilities arising in respect of the business carried on us. These indemnities are customary for agreements of this type. If any amount payable under the indemnities were substantial, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Prudential continues to hold shares of Class A common stock but has ceased to have any control over the Company.

Prudential holds shares of Class A common stock representing approximately 19.9% of the combined voting power of JFI’s common stock and but does not have any board nomination or special governance rights. In connection with disposition of control filings with DIFS and NYSDFS as part of the Demerger process, Prudential agreed to certain governance restrictions relating to its ongoing ownership of shares of our common stock. See “Certain Relationships and Related Party Transactions—Relationship with Prudential Following the Demerger—Certain Insurance Regulatory Governance

Restrictions on Prudential.” As a result, we are no longer controlled by Prudential, and you will be relying on our management regarding strategic, financial and operational decisions. We may conduct our business in a manner that differs from the manner in which Prudential might have conducted the business had it retained control, and we could be subject to adverse publicity, increased regulatory scrutiny or investigations by regulators or law enforcement agencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by the Company.

None.

Item 5. Other Information.

What is the deadline for receipt of stockholder proposals for inclusion in the 2022 annual meeting proxy statement?

A stockholder who intends to present a proposal at the first annual meeting of stockholders and who wishes the proposal to be included in our proxy materials for that meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (Exchange Act), must submit the proposal in writing to the Secretary at the address of the principal executive offices of the Company:

Corporate Secretary
Jackson Financial Inc.
1 Corporate Way
Lansing, MI 48951

The proposal must be received by Jackson no later than Friday, November 26, 2021 and must comply with the applicable SEC rules and other requirements prescribed in our By-laws.

What is the procedure for stockholder nominations of Directors or proposals to transact business at the 2022 annual meeting of stockholders?

A stockholder entitled to vote for the election of Directors at an annual meeting and who is a stockholder of record on:

•the record date for that annual meeting,
•the date the stockholder provides timely notice to Jackson, and
•the date of the annual meeting

may directly nominate persons for Director or make proposals of other business to be brought before the annual meeting, by providing proper timely written notice to the Corporate Secretary at the address of the principal executive offices of the Company (see above).

Our By-laws require that written notice of business proposals (excluding notice of nominees for the election of Directors) intended to be presented by a stockholder at the first annual meeting, but that are not intended for inclusion in our proxy statement for that meeting pursuant to Rule 14a-8 of the Exchange Act, be delivered to the Secretary at address of the principal executive offices of the Company (see above) no earlier than January 1, 2022, and no later than January 31, 2022, and must comply with the applicable SEC rules and other requirements prescribed in our By-laws.

Our By-laws also require that written notice of nominees for the election of Directors intended to be made by a stockholder at the first annual meeting be delivered to the Secretary at the address of the principal executive offices of the Company (see above), by no later than the dates with respect to submission of business proposals under our By-laws, which in this case is no earlier than January 1, 2022, and no later than January 31, 2022, and must comply with the applicable SEC rules and other requirements prescribed in our By-laws.

To be in proper written form, these notices must include certain information required by our By-laws, including information about the stockholder, any beneficial owner on whose behalf the proposal or nomination is being made, their respective affiliates or associates or others acting in concert with them, and any proposed Director nominee.

A copy of our By-laws is available under Governance in the Investor Relations section of our website at investors.jackson.com or may be obtained free of charge on written request to the Secretary at the address of the principal executive offices of the Company (see above).

Item 6. Exhibits.

Number	Description
2.1
Demerger Agreement, between Prudential plc and Jackson Financial Inc., dated as of August 6, 2021, incorporated by reference to Exhibit 2.1 to Jackson Financial Inc.’s Current Report on Form 8-K, dated August 6, 2021.

3.1
Second Amended and Restated Certificate of Incorporation of Jackson Financial Inc., incorporated by reference to Exhibit 3.1 to Jackson Financial Inc.’s Current Report on Form 8-K, dated September 10, 2021.

3.2	Second Amended and Restated Bylaws of Jackson Financial Inc., incorporated by reference to Exhibit 3.2 to Jackson Financial Inc.’s Current Report on Form 8-K, dated September 10, 2021.

10.1
Registration Rights Agreement, among Jackson Financial Inc., Prudential plc and Athene Co-Invest Reinsurance Affiliate 1A Ltd., dated as of August 6, 2021, incorporated by reference to Exhibit 10.1 to Jackson Financial Inc.’s Current Report on Form 8-K, dated August 6, 2021.

10.2
Letter Agreement by and among Prudential plc, Jackson Financial Inc. and Athene Co-Invest Reinsurance Affiliate 1A Ltd., dated as of August 6, 2021, incorporated by reference to Exhibit 10.2 to Jackson Financial Inc.’s Current Report on Form 8-K, dated August 6, 2021.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments).

*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: November 10, 2021	By:	/s/ Marcia Wadsten
Marcia Wadsten
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)