Form 10-K
period 2021-12-31
Jackson Financial Inc.
filed 2022-03-07
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant on September 30, 2021, based on the closing price of the registrant's Class A common stock was approximately $1.9 billion. The registrant has elected to use September 30, 2021 as the calculation date because on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant was a privately held company.

As of March 2, 2022, there were 87,425,691 shares of the registrant’s Class A common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on June 9, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Form 10-K) where indicated. The registrant's definitive 2021 proxy statement will be filed on or about April 25, 2022.

Principal Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI")
Jackson	Jackson National Life Insurance Company, a Company subsidiary.
Brooke Life	Brooke Life Insurance Company, a Company subsidiary and the direct parent company of Jackson National Life Insurance Company.
Jackson Finance	Jackson Finance, LLC, a Company subsidiary.
PPMH	PPM Holdings, Inc., a Company subsidiary
PPM	PPM America Inc., a subsidiary of PPMH
ACL	Allowance for credit loss
Account value or account balance	The amount of money in a customer’s account. For example, the value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Athene	Athene Life Re Ltd. and its affiliates and permitted transferees, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
Athene Equity Investment	The July 2020 investment of $500 million by Athene in JFI for Class A common stock and Class B common stock, representing approximately 9.9% of the total combined voting power and approximately 11.1% of the total common stock of the Company
Athene Reinsurance Transaction	The funds withheld coinsurance agreement entered into with Athene on June 18, 2020, effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions
Athene Transactions	The Athene Reinsurance Transaction and the Athene Equity Investment, together
AUM (Assets under management)	Investment assets that are managed by one of our subsidiaries and includes: (i) the assets in our investment portfolio managed by PPM, which excludes assets held in funds withheld accounts for reinsurance transactions, (ii) third party assets managed by PPM, including those for Prudential and its affiliates or third parties, and (iii) the separate account assets of our Retail Annuities segment that JNAM manages and administers.
Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may have different benefit bases.
CMBS	Commercial mortgage-backed securities
DAC (Deferred acquisition costs)	Represent the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.
DDTL Facility	Delayed Draw Term Loan Facility
Deferred tax asset or Deferred tax liability	Assets or liabilities that are recorded for the difference between book basis and tax basis of an asset or a liability.
DSI (Deferred sales inducements)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.
Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.
Fixed Index Annuity	An annuity with an ability to share in the upside from certain financial markets, such as equity indices, and provides downside protection.

Form 10	Form 10 registration statement registering the Company’s Class A common stock under the Securities Exchange Act of 1934, as amended, which became effective on August 6, 2021.
General account assets	The assets held in the general accounts of our insurance companies.
GIC	Guaranteed investment contract
Guarantee Fees	Fees charged on annuities for optional benefit guarantees
GMAB (Guaranteed minimum accumulation benefit)	An add-on benefit (enhanced benefits available for an additional cost) which entitles an owner to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.
GMDB (Guaranteed minimum death benefit)	An add-on benefit (enhanced benefits available for an additional cost) that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner.
GMIB (Guaranteed minimum income benefit)	An add-on benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value.
GMWB (Guaranteed minimum withdrawal benefit)	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value.
GMWB for Life (Guaranteed minimum withdrawal benefit for life)	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year, for the duration of the policyholder’s life, regardless of account performance.
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
Net flows	Net flows represent the net change in customer account balances during a period, including gross premiums, surrenders, withdrawals and benefits. Net flows exclude investment performance, interest credited to customer accounts and policy charges.
RBC (Risk-based capital)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the NAIC.
RILA	A registered index-linked annuity that offers market index-linked investment options, subject to a cap, and offers a variety of guarantees designed to modify or limit losses.
RMBS	Residential mortgage-backed securities
Variable annuity	A type of annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments.
VIE	Variable interest entity

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

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

•    conditions in the capital and credit markets and the economy which impact liquidity, investment performance and valuation, hedge program performance, interest rates and credit spreads;
•    Jackson Financial’s dependence on the ability of its subsidiaries to transfer funds to meet Jackson Financial’s obligations and liquidity needs;
•    downgrade in our financial strength or credit ratings, which impact our business and costs of financing;
•    changes in laws and regulations, which impact how we conduct our business, the relative appeal of our products versus those from other financial institutions, and changes in accounting standards, which impact how we account for and present our results of operations;
•    operational failures, including failure of our information technology systems, failure to protect the confidentiality of customer information or proprietary business information, and disruptions from third party outsourcing partners;
•    a failure to adequately describe and administer, or meet any of the complex product and regulatory requirements relating to, the many complex features and options contained in our annuities;
•adverse impacts on our results of operations and capitalization as a result of optional guaranteed benefits within certain of our annuities;
•models that rely on a number of estimates, assumptions, sensitivities and projections, which models inform our business decisions and strategy and which may contain misjudgments and errors and may not be as predictive as desired;
•    risks related to natural and man-made disasters and catastrophes, diseases, epidemics, pandemics (including COVID-19), malicious acts, cyberattacks, terrorist acts, civil unrest and climate change;
•    inadequate reserves due to differences between our actual experience and management’s estimates and assumptions;
•    changes in the levels of amortization of deferred acquisition costs (“DAC”); and
•    adverse outcomes of legal or regulatory actions.

The risks and uncertainties, including those listed above, are discussed more fully under “Part I – Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this Report, which are incorporated herein by reference. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

Part I

Item 1. Business

Overview

Jackson Financial Inc. (“Jackson Financial”), is a financial services company focused on helping Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life in the United States (“U.S.”). We believe we are well-positioned in our markets because of our differentiated products and our well-known brand among distributors and advisors. Our market position is supported by our efficient and scalable operating platform and industry-leading distribution network. We are confident these core strengths will enable us to grow as an aging U.S. population transitions into retirement. We refer to Jackson Financial and its subsidiaries collectively as the “Company,” “we,” “our” or “us.”

Jackson Financial, domiciled in the U.S., was a majority-owned subsidiary of Prudential plc (“Prudential”), London, England, and was the holding company for Prudential’s U.S. operations. The Company's demerger from Prudential was completed on September 13, 2021 (the "Demerger"), and the Company no longer is a majority-owned subsidiary of Prudential. See "Item 8. Financial Statements and Supplementary Data, Note 1. Business and Basis of Presentation" for further discussion of the Demerger.

Our principal operating subsidiary, Jackson National Life Insurance Company ("Jackson National Life"), was founded in Jackson, Michigan in 1961. We are headquartered in Lansing, Michigan and maintain offices in Franklin, Tennessee and Chicago, Illinois. Our insurance company subsidiaries are licensed to distribute insurance products in all 50 U.S. states and the District of Columbia.

We offer a diverse suite of annuities to retail investors in the United States. Our variable annuities have been among the best-selling products of their kind in the U.S. primarily due to the differentiated features we offer as compared to our competitors, in particular the wider range of investment options and greater freedom to invest across multiple investment options. We also offer fixed-index, fixed, and immediate payout annuities. In the fourth quarter of 2021, we successfully launched Market Link ProSM and Market Link Pro AdvisorySM, our commission and advisory based suite of registered index-linked annuities ("RILAs"). We also entered the Defined Contribution market in the fourth quarter of 2021, as a carrier in the AllianceBernstein Lifetime Income Strategy.

We sell our products through an industry-leading distribution network that includes independent broker-dealers, wirehouses, regional broker-dealers, banks, independent registered investment advisors, third-party platforms and insurance agents. We were the largest retail annuity company in the United States for the nine months ended September 30, 2021 and year ended December 31, 2020, according to Life Insurance Marketing and Research Association ("LIMRA"), a worldwide research development and professional development not-for-profit trading association, as measured by sales, selling approximately $14.4 billion and $17.9 billion, respectively, in annuities.

Our operating platform is scalable and efficient. We administer approximately 77% of our in-force policies on our in-house policy administration platform. The remainder of our business is administered through established third-party arrangements. We believe our operating platform provides us with a competitive advantage by allowing us to grow efficiently and provide superior customer service while maintaining a combined statutory operating expense-to-asset ratio of 23 basis points at our principal insurance company subsidiaries for the year ended December 31, 2021, which we believe is among the lowest in the life and annuity industry.

Product design and pricing are key aspects of our risk management approach, as is our hedging program. We intend to continue using our diverse product offerings, distribution capabilities, and operating platform to pursue growth opportunities.

These core strengths enable us to produce an attractive financial profile, reflected by our track record of generating profitable growth and earning attractive risk-adjusted returns. In addition, we have shown a commitment to long-term capital return to shareholders through our share repurchase plan and shareholder dividends. The table below presents selected financial and operating measures:

	Years Ended December 31,
	2021	2020
	(in millions)
Total Sales	$19,804	$19,229
Assets Under Management (AUM)	359,454	361,646
Net income (loss) attributable to Jackson Financial, Inc.	3,183	(1,634)
Adjusted Operating Earnings (1)	2,398	1,880
Share repurchases	211	—
Dividends on common shares	50	—
Return on Equity (ROE)	31.5%	(20.1)%
Adjusted Operating ROE (1)	28.6%	27.6%

(1) See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Non-GAAP Financial Measures and Operating Measures” for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

How We Generate Revenues and Profitability

We earn revenues predominantly from fee income, income from investments, and insurance premiums. Our profitability is dependent on our ability to properly price and manage risk on insurance and annuity products, to manage our portfolio of investments effectively, and to control costs through expense discipline.

Revenues

Our revenues come from five primary sources:

•    Fee income derived primarily from our annuities and investment management products;

•    Net investment income from our investment portfolio;

•    Premiums from certain life insurance and annuity products, as well as from reinsurance transactions;

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

•    Interest expense on long-term debt; and

•    Amortization of deferred acquisition and sales inducement costs.

Net Income Volatility

Our results experience net income volatility due to the mismatch between movements in our policyholder liabilities and the market driven movements in the derivatives used in our hedging program. Our hedging program is based on economic cash flow models of our liabilities, rather than the U.S. Generally Accepted Accounting Principles ("GAAP") accounting view of the embedded derivative liabilities. We do not directly seek to offset the movement in our U.S. GAAP liabilities from changes in market conditions. As a result, the changes in the value of the derivatives used as part of the hedging program are not expected to match the movements in the hedged liabilities on a U.S. GAAP basis from period to period, resulting in volatility as a result of changes in fair value recorded to net income. Accordingly, we evaluate and manage the performance of our business using Adjusted Operating Earnings, a non-GAAP financial measure that reduces the impact of market volatility by excluding changes in fair value of freestanding and embedded derivative instruments.

Our Product Offerings by Segment

We manage our business through three segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report certain activities and items that are not included in these segments, including the results of PPM Holdings, Inc. ("PPMH"), the holding company of PPM America Inc. ("PPM"), a wholly-owned subsidiary of Jackson Financial, in Corporate and Other.

Retail Annuities

We are a leading provider of annuities in the U.S. retirement market. Our Retail Annuities segment includes our variable, fixed index, fixed, and immediate payout annuities as well as our Registered Index-Linked Annuities, or RILA, and our lifetime income solutions offering in the defined contribution market starting in the fourth quarter of 2021.

Our annuities are designed to offer customers investment opportunities to:

•grow their savings on a tax-deferred basis consistent with their objectives, ranging from annuities that offer full market participation to annuities that offer guaranteed fixed returns, including full or partial protection of principal;
•protect their assets using a variety of standard and optional guaranteed benefits and guaranteed minimum crediting rates; and
•provide a source of income in the form of minimum payments for life and minimum payments to beneficiaries upon death.

Variable Annuities

Our variable annuities offer our customers full participation in market returns through a broad selection of funds in a variety of investment styles, including equities and fixed income. Our customers have the freedom to allocate their savings across this wide range of investment options, even if an optional guaranteed benefit is elected. Our variable annuities offer a range of benefits to meet our customers’ needs. Optional benefits offer the customer guaranteed minimum protection based on their eligible contributions, adjusted for withdrawals, which protects against market volatility and investment performance risk. The principal features of our variable annuity optional guaranteed benefits are:

•Guaranteed minimum payments for the customer’s lifetime based on a fixed annual percentage of the benefit base, referred to as Guaranteed Minimum Withdrawal Benefits for Life, or GMWB for Life. As of December 31, 2021, 73% of our total variable annuity account value included a GMWB for Life optional guarantee benefit selection.
•Guaranteed minimum payments based on a fixed annual percentage of the benefit base, for at least the amount of the customer’s total eligible contributions, referred to as Guaranteed Minimum Withdrawal Benefits, or GMWB. As of December 31, 2021, 3% of our total variable annuity account value included a GMWB optional guaranteed benefit selection.
•Death benefits that guarantee the annuity beneficiary will receive the higher of the current account value or the benefit base, which can be increased through roll-up and step-up features, referred to as an enhanced Guaranteed Minimum Death Benefit, or enhanced GMDB. As of December 31, 2021, 12% of our total variable annuity account value included an enhanced GMDB selection.

The investment freedom and optional guaranteed benefits valued by our customers and distribution partners have remained generally consistent over our history. As a result, we have strong brand recognition with distributors and advisors, as demonstrated by the +54 Net Promoter Score (“NPS”) for our variable annuities, compared to an industry average NPS of +33, based on advisor surveys conducted by Advanis in 2020. For the year ended December 31, 2021, we had variable annuity sales of $19 billion. As of December 31, 2021, we had variable annuity account value of $258 billion.

In addition, Jackson National Asset Management, LLC’s ("JNAM") results are included within our Retail Annuities segment. The separate account assets associated with our variable annuities are managed by JNAM, a wholly-owned registered investment advisor that provides investment advisory, fund accounting and administration services to the funds offered within our variable annuities. JNAM selects, monitors and actively manages the investment advisors that manage the funds we offer within our variable annuities. JNAM also directly manages asset allocation for funds of funds offered within our variable annuities. As of December 31, 2021, JNAM managed $280 billion of assets.

During the fourth quarter of 2021, AllianceBernstein L.P. ("AllianceBernstein") announced that it has added Jackson National Life to its platform of insurers that provides guaranteed income in its Lifetime Income Strategy retirement solution for Defined Contribution plans. This enters us in the Defined Contribution market, helping ensure individuals have access to reliable retirement income generating a consistent, steady stream of lifetime income. Lifetime Income Strategy is offered to serve as a qualified default investment alternative. Similar to the GMWB options offered on our variable annuities, Lifetime Income Strategy is designed with a flexible guaranteed income option to offer plan participants control of their account, full access to their money and guaranteed income in retirement.

Fixed Index Annuities

Our fixed index annuities offer a guaranteed minimum crediting rate that may be lower than a traditional fixed annuity and allow the customer discretion in the allocation of assets to either fixed accounts (which offer a fixed interest rate that is similar to our fixed annuities regardless of market performance) or to indexed funds with the potential for additional growth based on the performance of a reference market index (generally, the S&P 500 or MSCI Europe, Australasia, and Far East index), subject to a cap. Our fixed index annuities also offer an optional guaranteed minimum payments for life benefit. For the year ended December 31, 2021, we had fixed index annuity sales of $115 million. As of December 31, 2021, we had fixed index annuity account value of $291 million, net of reinsurance.

Fixed Annuities

Our fixed annuities offer a guaranteed minimum crediting rate that is typically higher than the interest rates offered by bank savings accounts or money market funds. In addition to our traditional fixed annuities, in 2019, we launched a new multi-year guaranteed annuity with three different guaranteed crediting rate periods. Our fixed annuities do not offer guaranteed minimum payments for life benefits but can be annuitized or converted into a series of income payments that offers such benefits, such as payout annuities. For the year ended December 31, 2021, we had fixed annuity sales of $33 million. As of December 31, 2021, we had fixed annuity account value of $1 billion, net of reinsurance. Based on current market conditions, we expect sales of these products to remain at historically low levels in 2022.

RILA

The registered index-linked annuity market has been the fastest growing category for the annuity market over the last five years, growing at a compound annual growth rate of 81% from 2015 through 2020. Our RILA suite, Jackson Market Link ProSM and Jackson Market Link Pro AdvisorySM, offers our customers exposure to market returns through market index-linked investment options, subject to a cap, and offers a variety of guarantees designed to modify or limit losses. Our RILA generally includes a guaranteed minimum payment to beneficiaries upon death. Our RILA offers a number of options for a customizable product including several combinations of crediting strategies, index options, term lengths, and levels of downside protection in the form of "floors" or "buffers". Downside protection beyond a specified percentage loss is provided through a “floor,” which establishes the maximum percentage loss in the market index-linked investment option selected that a customer will experience in a down market. Any loss in excess of the floor is insured and borne by us. Partial downside protection is provided through a “buffer,” which establishes an initial range of loss in the market index-linked investment option selected (e.g., the first 20% of loss) that we will insure and bear. Any loss that exceeds the buffer will result in a loss of account value and be experienced by the customer. We believe the RILA market presents us with a compelling growth opportunity within our traditional channels with the potential to earn attractive risk-adjusted returns. Our first RILA sale occurred in the fourth quarter of 2021, with a total of $108 million in sales for 2021.

Institutional Products

Our Institutional Products segment consist of traditional guaranteed investment contracts, funding agreements (including agreements issued in conjunction with our participation in the U.S. Federal Home Loan Bank ("FHLB") program) and medium-term funding agreement-backed notes. Our institutional products provide us with an additional source of investment spread-based income, and generally guarantee purchasers of our products the payment of principal and interest at a fixed or floating rate over a term of two to ten years. This investment spread-based income is generated based on the difference between the rate of return we earn on the deposit and the interest payable to the purchasers of these products. We typically issue institutional products on an opportunistic basis depending on both the risk-adjusted return on investment opportunities available and the prevailing cost of funding required by purchasers of our institutional products. For the year ended December 31, 2021, we had institutional product sales of $475 million. As of December 31, 2021, we had institutional product account value of $9 billion.

Closed Life and Annuity Blocks

Our Closed Life and Annuity Blocks segment is primarily composed of blocks of business that have been acquired since 2004. The segment includes various protection products, primarily whole life, universal life, variable universal life, and term life insurance products, as well as fixed, fixed index, and payout annuities. The Closed Life and Annuity Blocks segment also includes a block of group payout annuities that we assumed from John Hancock Life Insurance Company (USA) (“John Hancock”) and John Hancock Life Insurance Company of New York (“John Hancock NY”) through reinsurance transactions in 2018 and 2019, respectively.

We historically offered traditional and interest-sensitive life insurance products but discontinued new sales of life insurance products in 2012, as we believe opportunistically acquiring mature blocks of life insurance policies is a more efficient means of diversifying our in-force business than selling new life insurance products. As of December 31, 2021, we had more than 1.7 million policies in-force. At December 31, 2021, our Closed Life and Annuity Blocks segment had $24 billion of total reserves.

Corporate and Other

Corporate and Other includes the operations of PPM Holdings, Inc., the holding company of PPM, and unallocated corporate income and expenses, as well as certain eliminations and consolidation adjustments.

PPM manages the majority of our general account investment portfolio. Our investment and asset allocation guidelines are designed to provide us with a competitive rate of return on invested assets, support the profitable growth of our business, and support our goal of maintaining appropriate capitalization from both a regulatory and ratings perspective. PPM also provides investment management services to Prudential affiliates in Asia, former affiliates in the United Kingdom and other third parties across markets, including public fixed income, private equity, private debt and commercial real estate. As of December 31, 2021, PPM managed approximately $79 billion of assets. Since December 31, 2020, PPM’s assets under management have decreased primarily due to withdrawals from a former UK affiliate.

Distribution and Operations

Distribution Channels

As of December 31, 2021, our retail annuities are distributed through approximately 581 distribution partners and more than 135,000 licensed and appointed advisors across four channels:
•independent broker-dealers;
•banks and other financial institutions;
•wirehouses and regional broker-dealers; and
•independent registered investment advisors ("iRIAs"), third-party platforms and insurance agents (the “IPA channel”).

In addition, Jackson National Life Distributors, LLC ("JNLD") is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"), pursuant to the Securities Exchange Act, and is registered as a broker-dealer in all applicable states.

Our strong presence in multiple distribution channels has helped position us as a leading provider of retirement savings and income solutions. According to LIMRA, for the nine months ended September 30, 2021, we accounted for 15.2% of new sales in the U.S. retail variable annuity market and ranked #1 in variable annuity sales. Each of these channels is supported by our sizeable wholesaler field force, which is among the most productive in the annuity industry. According to the Market Metrics Q3 2021 Sales, Staffing, and Productivity Report, our variable annuity sales per wholesaler are more than 25% higher than our nearest competitor. We are increasingly focused on growing sales through our IPA channel. We intend to facilitate the sale of annuities by registered investment advisors by offering them use of an insurance support desk that satisfies insurance-related licensing and regulatory requirements. We believe there is a significant long-term opportunity to grow annuity sales through registered investment advisors, who managed approximately $4.7 trillion in investor assets at the end of 2020, according to a report by Cerulli Associates.

We sell our institutional products through investment banks or other intermediaries to institutional and corporate investors, plan sponsors and other eligible purchasers.

Operating Platform

Our in-house policy administration platform gives us flexibility to administer multiple product types through a single platform. To date, we have converted more than 3.5 million life and annuity policies and currently administer approximately 77% of our in-force policies on this platform, eliminating the burdens, costs and inefficiencies that would be involved in maintaining multiple legacy administration systems. We also have scalable third-party administration agreements. Our ability to utilize both in-house and third-party administrative platforms gives us flexibility to convert and administer acquired business efficiently. We believe our operating platform provides a competitive advantage by allowing us to grow efficiently and provide superior customer service. We received the Contact Center of the Year award from Service Quality Management for 2019 and 2020, and finalist for the 2021 award. According to the Operations Managers’ Roundtable, we were the #2 overall operational ranking for 2020 and 2021 from our broker-dealer partners.

Underwriting and Product Design

Our key underwriting and product design practices include:

•In 2012, we developed and launched Elite Access, our investment-only variable annuity that does not include any guaranteed living benefits. Since that time, it has been the industry’s best-selling investment-only variable annuity. As of December 31, 2021, Elite Access represented 12% of our total variable annuity account value.
•All our variable annuities, including our flagship variable annuity, Perspective II, may be purchased without any guaranteed living benefits. As of December 31, 2021, variable annuities with no guaranteed living benefits (including investment-only variable annuities) represented 24% of our total variable annuity account value.
•For those products that include optional guaranteed benefits, we focus on living benefits that are easier to manage in terms of risk, such as GMWB and GMWB for Life. As of December 31, 2021, 76% of our total variable annuity account value included a GMWB or GMWB for Life guaranteed living benefit.
•We no longer offer guaranteed living benefits that we believe offer us a lower risk-adjusted return, such as Guaranteed Minimum Income Benefits, or GMIBs; instead, we utilize third-party reinsurance to mitigate the risks that we face relating to those benefits. As of December 31, 2021, less than 1% of our total variable annuity account value included a GMIB, substantially all of which has been reinsured.
•We have designed substantially all of our products such that the guarantee fee charged to the customer is calculated based on the benefit base, rather than the account value, which supports our hedging program by stabilizing the guarantee fees we earn.
•Less than 5% of our in-force variable annuity policies, based on account value as of December 31, 2021, were sold prior to the 2008 financial crisis, a period when many variable annuities sold by our competitors were uneconomically priced and offered difficult to manage guarantee features.
•In the fourth quarter of 2021, we successfully launched Jackson Market Link ProSM and Jackson Market Link Pro AdvisorySM, our commission and advisory based suite of RILAs and entered the Defined Contribution market as a carrier in the AllianceBernstein Lifetime Income Strategy.

We set what we believe are appropriate mortality and policyholder behavior assumptions as part of our pricing and reserving practices. We monitor experience on an on-going basis, and we incorporate new experience data and emerging trends to ensure our actuarial assumptions and models reflect the appropriate mix of all available information and expert judgment.

Our core dynamic hedging program seeks to offset changes in economic liability associated with variable annuity guaranteed benefits due to market movements, while our macro hedging program seeks to protect statutory capital under a range of stress scenarios. We also use third-party reinsurance to mitigate a portion of the risks we face, principally in certain of our in-force annuity and life insurance products with regard to longevity and mortality risks and with regard to the vast majority of our GMIB optional benefit features.

Historically, we have managed and diversified our overall mortality and longevity risks through acquisitions. Since 2012, we have acquired more than $15 billion in life and annuity reserves. Consistent with our financial goals, we may opportunistically explore acquisitions we believe provide attractive risk-adjusted returns.

Competition

The insurance industry is highly competitive, with several factors affecting our ability to compete effectively, including the range of products offered, product terms and features, financial strength and credit ratings, brand strength and name recognition, investment management performance and fund management trends, the ability to respond to developing demographic trends, customer appetite for certain products and technological advances. Our competitors include major stock and mutual insurance companies, mutual fund organizations, banks and other financial services companies. In recent years, there has been substantial consolidation and convergence among companies in the insurance and financial services industries resulting in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours. Increased consolidation among banks and other financial services companies could create firms with even stronger competitive positions, negatively impact the insurance industry’s sales, increase competition for access to distribution partners, result in greater distribution expenses and impair our ability to market our annuities to our current customer base or expand our customer base. Despite the increasing competition, we believe that our competitive strengths position us well in the current competitive environment. Competitive activity could adversely affect our market share and financial results, which could cause a material adverse effect on our business, financial condition, results of operations and cash flows—See “Risk Factors— Risks Relating to the Products We Offer and Product Distribution."

Risk Management

Enterprise Risk Management Framework

The Company has a strong risk management practice, with policies and procedures in place at multiple levels.

Our Enterprise Risk Management Framework, which supports the Board of Directors' and the Finance and Risk Committee's oversight of our risk management, is based on a “three lines” model:

•Risk Ownership and Management: Our business functions have primary ownership of risk management relating to their area of expertise. These functions include Finance, Actuarial, Asset-liability Management, Operations, Information Technology, Information Security, Human Resources, Distribution and Asset Management.
•Risk Oversight and Challenge: Our Risk team manages all aspects of risk oversight and challenge relating to business- and operations-related risks. Our Compliance team manages all aspects of risk oversight and challenge relating to regulatory- and compliance-related risks.
•Independent Assurance: The primary objective of our Internal Audit team is to protect our assets, reputation, and sustainability through the independent, objective and risk-based assessment and reporting on the overall effectiveness of risk management, control, and governance processes across the organization.

Within this framework, we manage financial and non-financial risks as discussed below.

Financial Risk

We employ various financial risk management strategies, including hedging and third-party reinsurance. Key objectives of our financial risk management strategies include limiting losses, managing exposures to significant risks within established risk limits and frameworks and providing additional capital capacity for future growth.

Hedging Program: Our hedging program seeks to balance three risk management objectives: protecting against the economic impact of adverse market conditions, protecting statutory capital, and stabilizing statutory distributable earnings throughout market cycles. Our core dynamic hedging program seeks to offset changes in economic liability associated with variable annuity guaranteed benefits due to market movements, while our macro hedging program seeks to protect statutory capital under a range of stress scenarios.

Our hedging strategy manages equity and interest rate risk within risk tolerances through a mix of equity and interest rate derivatives and fixed income assets. Developing an effective strategy for addressing these risks involves the exercise of significant subjective and complex judgments, and no strategy will completely insulate us from such risks. Our hedging program is based on economic cash flow models of our liabilities, rather than the U.S. GAAP accounting view of the embedded derivative liabilities. We do not directly seek to offset the movement in our U.S. GAAP liabilities through hedging as market conditions change from period to period, potentially resulting in U.S. GAAP net income volatility.

Third-Party Reinsurance: We utilize third-party reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force annuity and life insurance products related to longevity and mortality risks and specific features of our variable annuities.

Pricing and Reserving: We set what we believe are appropriate mortality and policyholder behavior assumptions as part of our pricing and reserving practices. We monitor experience on an on-going basis, and we incorporate new experience data and emerging trends to ensure our actuarial assumptions and models are regularly updated and reflect the appropriate mix of all available information and expert judgment. Factors considered in product pricing primarily include expected investment returns, interest rates, market volatility, mortality, longevity, persistency, benefit utilization and operating expenses as well as other features of certain annuity products. Our product pricing models also take into account capital requirements, risk profile, target returns and operating expenses.

Equity Market Risk: Guaranteed benefits within the variable annuities that we sell expose us to equity market risk, as guaranteed benefits generally become more likely to result in a claim when equity markets decline and account values fall. We manage equity market risk by both holding sufficient capital and by using derivative-based hedges. We hedge the economic risk embedded within our products by using equity options and futures on a variety of indices that best represent the equity exposures inherent in the range of underlying investment options available on our variable annuities.

The financial performance of our hedging program could be impacted by large directional market movements or periods of high volatility. In particular, our hedges could be less effective in periods of large directional movements or we could experience more frequent and more costly rebalancing in periods of high volatility, which would lead to performance adverse to our hedge targets. Further, we are also exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance perfectly matches the performance of the mutual funds into which policyholders allocate their assets. The mutual funds are offered only to separate accounts of Jackson National Life Insurance Company and Jackson National Life Insurance Company of New York to fund the benefits under certain variable insurance contracts and variable life insurance policies, to retirement plans and to other investment companies. Shares of the mutual funds are not available to the general public for direct purchase.

We make mutual funds available to policyholders that we believe are highly correlated to the hedge assets in which we transact, though we anticipate and price for some variance in the performance of our hedge assets and policyholder funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our derivative gain/loss relative to the change in our hedge targets.

To protect against environments where the cost of guaranteed benefits or guaranteed benefits-related hedging costs increase in an adverse manner, we have the contractual right to increase living benefit rider fees on our in-force variable annuity contracts, subject to certain conditions and a contractual maximum charge. The customer has the right to opt out of such living benefit rider fee increases, but in so doing the customer becomes ineligible for certain future guaranteed benefit increases, such as step-ups or deferral bonuses.

We have entered into reinsurance contracts to manage the full spectrum of risk exposure on certain blocks of business. The majority of our in-force Fixed Annuity and Fixed Indexed Annuity businesses as well as the legacy block of Variable Annuities ("VA") with Guaranteed Minimum Income Benefits (GMIBs) has been ceded to highly-rated unaffiliated reinsurers. Regardless of the emerging experience or reserving methodology used, Jackson's net retained risk related to GMIBs is minimal.

Interest Rate Risk: Certain products and benefits also expose us to interest rate risk. We are exposed primarily to the following risks arising from fluctuations in interest rates:
•the risk of mismatch between the expected duration of liabilities and investments;
•the reinvestment risk associated with accelerated prepayments on mortgage-backed securities and other fixed income securities in decreasing interest rate environments and delayed prepayments in increasing interest rate environments;
•the risk associated with decreasing estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio;
•the risk of increases in statutory reserve and capital requirements due to decreases in interest rates or changes in prescribed interest rates;
•the risk of increases in the costs of derivatives we use for hedging or increases in the volume of hedging we do as interest rates decrease;
•the risk of loss related to customer withdrawals following a sharp and sustained increase in interest rates as customers seek higher perceived returns;
•the risk of loss from reduced fee income, increased guaranteed benefit costs and accelerated deferred acquisition costs ("DAC") amortization arising from fluctuations in the variable annuity account values associated with fixed income investment options due to increased interest rates or credit spread widening;
•the risk of volatility in our U.S. GAAP results of operations driven by interest rate related components of liabilities; and
•the risk of reduced profitability on products where the interest rate credited to the policyholder increases faster than the corresponding yield of our investment portfolio.

To manage interest rate risk, we employ product design, pricing and asset-liability management strategies designed to mitigate the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges, market value adjustments, restrictions on withdrawals and the ability to reset crediting rates. Our asset-liability management strategies may include the use of derivatives, such as interest rate swaps, interest rate swaptions (also known as a swap option) and Treasury futures, as well as fixed income assets. We manage interest risk in aggregate, contemplating natural offsets between products before pursuing hedging transactions.

We analyze interest rate risk using various models, including multi scenario cash flow projection models that forecast cash flows of our product and benefit liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on our in-force business under various increasing and decreasing interest rate environments. State insurance regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on our expectations regarding lapse, mortality and crediting rates.

We also use common industry metrics, such as duration and convexity, to measure the relative sensitivity of asset and liability values to changes in interest rates. In computing the duration of liabilities, we consider all policyholder guarantees as well as non-guaranteed elements of policyholder liabilities.

Asset-Liability Management Risk: To determine whether obligations will be met when they become due, we use asset-liability cash flow management techniques that consider current and future investment returns, asset and liability durations, risk tolerance and cash flow requirements. We established an investment policy to maintain a desired spread between the yield on our investment portfolio and the crediting rate paid on our policyholder funds. If subsequent experience proves to be different from current assumptions, maturing liabilities and maturing investment assets may no longer be matched to the degree originally anticipated, placing unanticipated demands on cash flow and liquidity. We closely monitor our investment portfolio to assess our asset-liability position and to change investment strategies and rebalance the duration of our investment portfolio as deemed necessary. We analyze the adequacy of reserves annually, which includes dynamic cash flow testing of assets and liabilities by product under a variety of interest rate scenarios.

Counterparty Risk: The inability of a banking, derivative or reinsurance counterparty to satisfy its obligations could expose us to material risk. We have placed formal limits on the amount of exposure we are willing to accept with a given counterparty, both in aggregate and by risk source (banking, derivatives, reinsurance). Counterparty risk is managed for the potential counterparty risk exposure for banking, reinsurance and derivative contracts through evaluation of the credit worthiness of counterparties. Derivative contracts are also governed by the International Swaps and Derivatives

Association (ISDA), the enforcement of which includes daily collateralization of our net positions with a given counterparty.

Non-Financial Risk

In addition to the financial risks noted above, our business inherently faces operational and regulatory risks, which can lead to financial loss, negative impacts to customers and stakeholders, and regulatory scrutiny. Examples of key “non-financial” risks include cyberattacks and information security breaches, failure of third parties to provide contracted services, fraud, model risk and conflicts of interest.

These “non-financial” risks can arise from inadequate or failed internal processes, personnel or systems, and from external events, including employee error, model error, system failures, fraud and other events that disrupt business processes. We regularly assess and report on our key risks to the Finance and Risk Committee. Our policies, processes and controls (collectively, our internal control environment) are designed and implemented with a goal to minimize exposure to these risks and prevent material financial losses and operational events (direct or indirect) that adversely affect our ability to meet our commitments to customers. In addition, we have risk-specific response plans and processes in place to quickly identify and appropriately address control failures or other risk events when they occur. Our internal control environment, including compliance with internal policies, is regularly assessed for effectiveness, and oversight is provided by our Risk and Internal Audit teams. See “Risk Factors.”

Regulation

Insurance companies are subject to extensive laws and regulations. We are subject to regulation as a result of our public company status and our ownership and operation of insurance companies, registered investment advisors and regulated broker-dealers. Further, we are subject to, or affected by, regulations regarding derivatives and advisory relationships with customers. These regulations affect, among other things, the manner in which we conduct business, our permitted investments and financial condition, marketing and investment disclosures, cybersecurity and privacy requirements, and applicable accounting standards.

These laws and regulations are complex and subject to change and are administered and enforced by a number of different governmental authorities. These authorities include state insurance regulators, state securities administrators, the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”), the United States Department of Labor (“DOL”), the United States Department of Justice ("DOJ"), and state attorneys general, each of which exercises a degree of interpretive latitude. In some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products.

Jackson National Life Insurance Company is organized under the laws of the State of Michigan and are subject to regulation and supervision by the Michigan Department of Insurance and Financial Services ("DIFS"), and by insurance regulatory authorities in other U.S. states in which each of them is authorized to transact business. In addition, Jackson National Life’s subsidiary, Jackson National Life Insurance Company of New York, is domiciled in the State of New York and is subject to regulation and supervision by the New York State Department of Financial Services. Jackson National Asset Management LLC and PPM America, Inc. are each registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended. Jackson National Life Distributors LLC is formed as a limited liability company under the laws of the State of Delaware, is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is also subject to regulation and supervision by FINRA.

State Insurance Regulation

State insurance laws establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, prescribing and approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval, regulating standards of business conduct and other related matters. Certain information and reports that each of Brooke Life and Jackson National Life has filed with the Department of Insurance and Financial Services ("DIFS") can be inspected during normal business hours at 530 W. Allegan Street, 7th Floor, Lansing, Michigan.

As part of their regulatory oversight process, state insurance departments conduct periodic examinations, generally once every three to five years, of the books, records, accounts and business practices of insurers domiciled in their states. Examinations are sometimes carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC"). State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general also, from time to time, make inquiries and conduct examinations or investigations regarding our compliance with among other things, insurance laws and securities laws. We are currently going through the state insurance department examinations conducted for the three-year period ended December 31, 2021 and have not received any material adverse findings to date.

The insurance regulatory framework relating to insurance companies doing business in the U.S. has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states’ authority to regulate insurance companies. Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. Legislation has been introduced from time to time in the U.S. Congress that could result in the U.S. federal government assuming a more expansive role in the regulation of insurance companies. The NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include investment reserve requirements, risk-based capital (“RBC”) standards, restrictions on an insurance company’s ability to pay dividends to its shareholders, and the adoption of model laws, including the Risk Management and the Own Risk and Solvency Assessment Model Act, and the Corporate Governance Annual Disclosure Model Act.

State insurance laws and regulations also include numerous provisions governing the marketplace activities of life and annuity insurers, including provisions governing the form and content of disclosure to consumers, including illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. Insurance regulators have given greater emphasis in recent years to the investigation of allegations of improper life insurance pricing and sales practices by life and annuity insurers, including race-based underwriting or sales practices, and misleading sales presentations by insurance agents, targeting the elderly and suitability of product for potential customers.

Annuity Suitability Regulation

The NAIC on February 13, 2020 approved revisions to the Suitability in Annuity Transactions Model Regulation (the “Annuity Suitability Model Regulation”). The revised model imposes a “best interest” standard of conduct and includes a “safe harbor” for fiduciary advisors who recommend annuities. Under the safe harbor, as it applies to the “care” elements of the Annuity Suitability Model Regulation, investment advisors offering annuities need only comply with the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Each state chooses whether to implement the Annuity Suitability Model Regulation. If they choose to do so, they will either amend their current suitability regulations or adopt the new model. In addition, in July 2018, the New York State Department of Financial Services ("NYSDFS") issued the final version of an amended insurance regulation (Regulation 187, "Suitability and Best Interest in Life Insurance and Annuity Transactions"), which incorporates the “best interest” standard for the sale of annuities and expands the application of this standard beyond annuity transactions to include sales of life insurance policies to consumers. The amended regulation took effect on August 1, 2019 for annuities and became effective on February 1, 2020, for life insurance policies. In April 2021, the Appellate Division of the New York State Supreme Court overturned Regulation 187 for being unconstitutionally vague. The NYDFS has filed a notice of appeal and the decision of the Appellate Division has been stayed pending the outcome of the appeal.

Guaranty Associations and Similar Arrangements

The jurisdictions where we are admitted to transact insurance business have laws requiring insurance companies doing business within their jurisdictions to participate in various types of guaranty associations or other similar arrangements. These associations and arrangements provide certain levels of protection to customers from losses under insurance policies issued by insurance companies that become impaired or insolvent. Typically, these associations levy assessments up to a prescribed limit on member insurers on a basis that is related to the member insurer’s proportionate share of the business in the relevant jurisdiction of all member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Some jurisdictions permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years. In none of the past three years have the aggregate assessments levied against us been material to our financial condition.

Regulation of Investments

We are subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment-grade fixed income securities, equity real estate, mortgages, other equity investments, foreign investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in most instances, would require divestiture of such non-qualifying investments. We believe that our investments complied with such laws and regulations at December 31, 2021.

Surplus and Capital; RBC Requirements

The NAIC has developed RBC standards for life insurance companies as well as a model act for state legislatures to enact. The model act requires that life insurance companies report on a RBC formula standard calculated by applying factors to various asset, premium and reserve items and separate model-based calculations of risk associated primarily with interest rate and market risks. The RBC formula takes into account the risk characteristics of a company, including asset risk, insurance risk, interest rate risk, market risk and business risk. The NAIC designed the formula as an early warning tool to identify potentially inadequately capitalized companies for purposes of initiating regulatory action.

Under RBC requirements, regulatory compliance is determined by the ratio (known as the RBC ratio) of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC, also as defined by the NAIC. Four levels of regulatory attention may be triggered if the RBC ratio is insufficient:
•“Company action level” – If the RBC ratio is between 75% and 100%, then the insurer must submit a plan to the regulator detailing corrective action it proposes to undertake;
•“Regulatory action level” – If the RBC ratio is between 50% and 75%, then the insurer must submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period;
•“Authorized control level” – If the RBC ratio is between 35% and 50%, then the regulatory response is the same as at the “Regulatory action level,” but in addition, the regulator may take action to rehabilitate or liquidate the insurer; and
•“Mandatory control level” – If the RBC ratio is less than 35%, then the regulator must rehabilitate or liquidate the insurer.

As of December 31, 2021, Jackson National Life’s and Jackson NY’s total adjusted capital and RBC minimum required levels under the NAIC’s definition substantially exceeded the standards of their respective states of domicile and the NAIC.

We believe that we will be able to maintain our RBC ratios in excess of “company action level” through appropriate claims handling, investing and capital management. However, no assurances can be given that developments affecting us or our insurance subsidiaries, many of which could be outside of our control, will not cause our RBC ratios to fall below our targeted levels. See “Risk Factors—Risks Related to Legal, Tax and Regulatory Matters—A decrease in the RBC ratio (as a result of a reduction in statutory capital and surplus or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies, which scrutiny could lead to corrective measures and ratings declines adversely affecting our business, financial condition, results of operations and cash flows.”

The NAIC has updated the risk-based capital framework to reflect more current modeling of asset risk (C-1 factors) effective at December 31, 2021. The Company's life insurance subsidiaries adopted the updated factors, with minimal impact to the RBC ratio.

Statutory Financial Statements

The ability to carry on our business may also depend upon our continued registration under the applicable laws or regulations in the jurisdictions in which it does business. Each of Brooke Life and Jackson National Life submits on a quarterly basis to DIFS, and Jackson NY submits on a quarterly basis to NYSDFS, certain reports regarding its statutory financial condition (each, a “Statutory Statement” and, collectively, the “Statutory Statements”). Each Statutory Statement includes other supporting schedules as of the end of the period to which such Statutory Statement relates. The statutory basis financial statements are prepared in conformity with accounting practices prescribed or permitted by DIFS or NYSDFS, as applicable. Statutory accounting principles differ in certain respects from U.S. GAAP; in some cases, such differences are material.

Federal Initiatives Impacting Insurance Companies

While the U.S. government does not directly regulate the insurance industry, federal initiatives can impact the insurance industry.

Title VII of the Dodd-Frank Act, which was enacted in response to the financial crisis that began in 2008, as well as similar laws passed in jurisdictions outside the United States, have significantly impacted the regulation of over-the-counter derivatives. In the United States, the regulation of swaps and other derivatives is divided between the Commodity Futures Trading Commission (the “CFTC”) and the SEC, with the CFTC having primary jurisdiction over swaps, which constitute the vast majority of the market and the SEC having primary jurisdiction over security-based swaps.

Many of the requirements of the Dodd-Frank Act and similar regulations globally make it more costly for us to use derivatives and hedge investment exposures and may affect returns to us. It is possible that these regulations may impede our ability to utilize derivatives. Another factor that has driven up the cost for trading in both over-the-counter and exchange traded derivatives is the increased capital charges imposed on financial intermediaries, such as futures commission merchants and banks. As a result of these regulations, we expect costs to continue to rise, which could adversely impact our ability to implement our desired hedging strategies.

Since enactment of the Dodd-Frank Act in 2010, the CFTC has adopted a number of significant regulations that have changed the way swaps are traded in the United States. In addition to imposing registration requirements on swap dealers and large market participants, known as major swap participants, the CFTC regulations have subjected a significant portion of the interest rate swap market and some of the credit default swap index market to mandatory exchange or swap execution facility trading and central clearing requirements. The CFTC regulations have also imposed new regulatory requirements on swap transactions, including trade reporting and recordkeeping requirements, know-your-customer and other sales practices requirements, and documentation requirements that apply to swap transactions entered into with swap dealers and major swap participants.

Regulators around the world, including U.S. banking regulators and the CFTC, have implemented margin requirements for uncleared derivatives generally in accordance with the recommendations of the Basel Committee on Bank Supervision and International Organization of Securities Commissions. The variation margin requirements require us to exchange variation margin (comprised of specified liquid instruments and subject to required haircuts) when entering into uncleared swaps and security-based swaps with regulated entities. The initial margin requirements are being phased-in and may also ultimately require us to post initial margin when entering into such derivatives. We completed the required legal documentation and changes to our operational processes in 2021 to accommodate the exchange of initial margin with U.S. and EU swap dealers, when necessary.

Also, banking regulators across the globe adopted rules that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These rules generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. Our qualified financial contracts are subject to these rules. To ensure our counterparties’ compliance with these new rules, we amended our existing qualified financial contracts with the relevant banking institutions and their affiliates by adhering to the various ISDA Resolution Stay Protocols.

The Dodd-Frank Act created the Financial Stability Oversight Council (the “FSOC”). The FSOC has the ability to designate certain insurance companies and insurance holding companies that pose a systemic risk to the financial stability of the United States, in which case such companies would become subject to heightened prudential regulation by the Board of Governors of the United States Federal Reserve (the “Federal Reserve Board”). The Federal Reserve Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on how it conducts activities. On December 4, 2019, the FSOC issued final guidance regarding the designation of nonbank financial companies as systemically important. The guidance provides that the FSOC will move from an “entity-based” designation approach towards an “activities-based” approach. This approach would eliminate the prior quantitative thresholds for designation as a systemically important entity in lieu of pursuing designations only if potential risks or threats cannot be addressed through an activities-based approach through the entities’ primary regulator and the potential risk is one that could be addressed through such designation process.

The Dodd-Frank Act also authorizes the Federal Insurance Office ("FIO") to assist the Secretary of the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the United States and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. The FIO is further charged with determining, in accordance with the procedures and standards established under the Dodd-Frank Act, whether state laws are preempted by a covered agreement. Pursuant to this authority, in September 2017, the United States and the European Union signed a covered agreement (the “EU Covered Agreement”) to address, among other things, reinsurance collateral requirements. In addition, on December 18, 2018, the Treasury Department and the Office of the U.S. Trade Representative signed a Bilateral Agreement between the United States and the United Kingdom on Prudential Measures Regarding Insurance and Reinsurance in anticipation of the United Kingdom’s potential exit from the European Union (the “UK Covered Agreement” and, together with the EU Covered Agreement, the “Covered Agreements”). U.S. state regulators have five years from the dates the Covered Agreements were signed to adopt reinsurance reforms removing reinsurance collateral requirements for EU and UK reinsurers that meet the prescribed minimum conditions set forth in the applicable Covered Agreement or else state laws imposing such reinsurance collateral requirements may be subject to federal preemption. On June 25, 2019, the NAIC adopted amendments to the credit for reinsurance model law and regulation to conform to the requirements of the Covered Agreements. As of May 2021, thirty states (including Michigan) had adopted these models.

On June 5, 2019, the SEC adopted a package of investment advice reforms designed to enhance investor protections while preserving retail investor access and choice. The most significant elements of the package are: (1) a rule (known as “Regulation Best Interest”) establishing a best interest standard of conduct for broker-dealers and their representatives when they make recommendations to retail investors; (2) a relationship summary form (“Form CRS”) that broker-dealers and registered investment advisers are required to provide to retail investors; and (3) a SEC interpretation of the Investment Advisers Act confirming that investment advisers owe a fiduciary duty to clients. The compliance date for Regulation Best Interest and Form CRS was June 30, 2020. Regulation Best Interest and Form CRS will impact the duties and disclosure requirements that apply to our broker-dealer and investment adviser subsidiaries when they provide recommendations and investment advice to retail investors, as well as our representatives that provide such services. The reforms increase the regulatory burden on broker-dealers selling our products, but also provide a more consistent regulatory standard that could provide benefits to the overall insurance and investment market. Also, FINRA adopted rules to align to Regulation Best Interest and may enforce both the SEC regulations and its own rules relating to recommendations of investments to retail consumers.

The Department of Labor’s final prohibited transaction exemption on Improving Investment Advice for Workers and Retirees, PTE 2020-02 (the “Fiduciary Advice Rule”) became effective February 16, 2021. The Fiduciary Advice Rule reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to ERISA Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA, or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice did not constitute investment advice giving rise to a fiduciary relationship.

In connection with the Fiduciary Advice Rule, the DOL also issued a proposed exemption that would allow fiduciaries to receive compensation in connection with providing investment advice, including advice about roll overs, which would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan or IRA. To be eligible for the exemption, among other conditions, the investment advice fiduciary would be required to acknowledge its fiduciary status, refrain from putting its own interests ahead of the plan beneficiaries’ interests or making material misleading statements, act in accordance with ERISA’s “prudent person” standard of care, and receive no more than reasonable compensation for the advice.

Because our direct distribution of retail products is very limited, we believe that we will have limited direct exposure to the new Fiduciary Advice Rule. However, we continue to analyze the impact of the Fiduciary Advice Rule, and, while we cannot predict the rule’s impact, it could have an adverse effect on sales of annuities through our independent distribution partners, as a significant portion of our annuity sales are purchased within an IRA. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule. In addition, many industry and regulatory observers believe that the DOL will issue revised guidance or provisions within the scope of the Fiduciary Advice Rule in 2022 that could have an impact on sales of annuity and insurance products.

The USA PATRIOT Act of 2001 includes anti-money laundering and financial transparency laws as well as various regulations applicable to broker-dealers and other financial services companies, including insurance companies. Financial institutions are required to collect information regarding the identity of their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies and share information with other financial institutions. As a result, we are required to maintain certain internal compliance practices, procedures and controls.

Alternative Reference Rates

After the 2008 global financial crisis, regulators globally determined that existing interest rate benchmarks should be reformed based on concerns that the London Inter-bank Offered Rate ("LIBOR") and other benchmark rates were susceptible to manipulation. Replacement rates that have been identified include the Secured Overnight Financing Rate ("SOFR"), which is intended to replace U.S. dollar LIBOR and measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities. After December 31, 2021 the interest rate derivatives’ market transitioned to SOFR with sufficient liquidity for Jackson to execute new trades. Additionally, legacy LIBOR interest rate swaps would automatically switch to SOFR after June 30, 2023 as Jackson has adhered to the ISDA IBOR Fallback Protocol. Given that the LIBOR transition does not impede the VA hedging program, it is no longer a material risk for Jackson.

Cybersecurity Regulations

Cybersecurity is subject to increased scrutiny by insurance regulators. The NYSDFS adopted 23 NYCRR 500 (the “NYSDFS Cybersecurity Regulation”), which requires covered businesses in New York to have a comprehensive cybersecurity program that aligns to the NIST Cybersecurity Framework and requires adequate risk assessments, enhanced third-party vendor management, development of an incident response plan and data breach notifications within 72 hours. The NYSDFS has pursued enforcement actions and penalties for violations demonstrating the significant risk of noncompliance.

The NAIC has adopted the Insurance Data Security Model Law, which established the standards for data security, investigation, and notification of a breach of data security for insurance companies. As of February 2022, eighteen states (including Michigan) had adopted the model. Importantly, the drafters of the Cybersecurity Model Law intend that a licensee’s compliance with New York’s cybersecurity regulation will constitute compliance with the Cybersecurity Model Law. We have taken the necessary steps to comply with this regulation. The Cybersecurity Model Law has been adopted in Michigan, effective January 1, 2021.

The California Consumer Privacy Act of 2018 (the “CCPA”) grants all California residents the right to know what information a business has collected from them and the sourcing and sharing of that information, as well as a right to have a business delete their personal information (with some exceptions). The CCPA’s definition of “personal information” is more expansive than those found in other privacy laws applicable to us in the United States. Failure to comply with the CCPA could result in regulatory fines, and the law grants a private right of action for any unauthorized disclosure of personal information as a result of failure to maintain reasonable security procedures. Additionally, on November 3, 2020, California voters passed a ballot initiative, the California Privacy Rights Act (the “CPRA”), that adjusts and, in some respects, expands consumer rights and business obligations created by the CCPA. The CPRA imposes additional obligations on companies that collect California residents’ personal information, including to provide a right to correct personal information, additional protections for certain uses of sensitive personal information, and certain limitations on data use and on data sharing that does not involve a sale. The CPRA also creates a new California Privacy Protection Agency which will be charged with enforcing both the CCPA and the CPRA. The CPRA will take effect on January 1, 2023. It may require additional compliance investment as well as changes to policies, procedures, and operations.

Federal law and regulation require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information. Federal and state laws also regulate disclosures of customer information. Congress and state legislatures are expected to consider additional regulation relating to privacy and other aspects of customer information.

On October 21, 2019, the NAIC formed a Privacy Protections Working Group to review state insurance privacy protections regarding the collection, use and disclosure of information gathered in connection with insurance transactions. During its meeting on July 30, 2020, the Privacy Protections Working Group indicated that it would begin a gap analysis of existing privacy protections in order to identify differences in coverage between different privacy regimes, focusing on consumer issues, industry obligations, and regulatory enforcement. The Privacy Protections Working Group continues to work on this gap analysis, which could result in recommended changes to certain NAIC model laws and regulations related to privacy.

The SEC continues to focus on cybersecurity in the asset management industry. The SEC has published periodic guidance on the topic, recommending periodic assessments of information, how it is stored and how vulnerable it is, as well as strategies to prevent, detect and respond to cyber threats, including access controls, governance and risk assessments, training, data encryption, restrictions on removable storage media, robust backup procedures, incident response plans and routine testing. Further, investment advisers to fund complexes must also focus on their growing network of third-party service providers. The SEC’s Division of Examinations (the “Division of Examinations”) issued examination observations in January 2020 related to cybersecurity and operational resiliency practices taken by market participants. The observations highlight certain approaches taken by market participants in the areas of governance and risk management, access rights and controls, data loss prevention, mobile security, incident response and resiliency, vendor management, and training and awareness. In its observations, Division of Examinations highlights specific examples of cybersecurity and operational resiliency practices and controls that organizations have taken to potentially safeguard against threats and respond in the event of an incident. In July 2020, Division of Examinations issued a Risk Alert noting the increasing sophistication of ransomware attacks on SEC registrants and service providers to SEC registrants. The Risk Alert reiterates Division of Examinations January 2020 observations and provides enhanced specificity to assist market participants on ways to enhance cybersecurity preparedness and operational resiliency.

Holding Company Regulation

We are subject to regulation under the insurance holding company laws of various jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require each controlled insurance company to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

Insurance holding company regulations generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Under the laws of each of the domiciliary states of our insurance subsidiaries, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The state insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls less than 10% of voting securities.

The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.

As a holding company with no significant business operations of our own, we depend on dividends from our subsidiaries to meet our obligations. State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile. For example, the insurance statutes of Michigan require an insurance company to pay a dividend or distribution out of earned surplus unless it receives the prior approval of DIFS. The insurance statutes of New York were amended, effective for dividends paid in 2016 and thereafter, to permit payment of ordinary dividends without regulatory approval based on one of two standards. One standard allows a domestic stock life insurer to pay an ordinary dividend out of earned surplus. The second standard allows an insurer to pay an ordinary dividend out of other than earned surplus if such insurer does not have sufficient positive earned surplus to pay an ordinary dividend. Furthermore, dividends in excess of prescribed limits, based on prior year’s earnings and surplus of the insurance company, are considered to be extraordinary transactions and require explicit approval from the applicable regulator.

Broker-Dealer, Investment Adviser, Mutual Fund and Securities Regulation

We and certain policies and contracts offered by us are subject to regulation under the federal and state securities laws and regulations. Regulators administering these laws and regulations may conduct examinations of our operations and make requests for information. The primary intent of these laws and regulations is to protect investors in the securities markets and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply.

JNLD is registered as a broker-dealer with the SEC, pursuant to the Securities Exchange Act, and is registered as a broker-dealer in all applicable states. JNLD is also a member of, and subject to regulation by the Financial Industry Regulatory Authority ("FINRA"), a self-regulatory organization subject to SEC oversight. The SEC and FINRA also regulate the sales practices of broker-dealers. In recent years, they have intensified their scrutiny of sales practices relating to variable annuities and variable life insurance. In addition, broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to broker-dealers.

Jackson National Asset Management LLC ("JNAM") is registered with the SEC as an investment adviser pursuant to the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment companies (mutual funds) for which JNAM serves as an investment adviser are subject to SEC registration and regulation pursuant to the Securities Act, and the Investment Company Act of 1940, as amended (the “Investment Company Act”). The mutual funds advised by JNAM underlie variable products offered by us. In addition, each variable annuity and variable life product sponsored by us is subject to SEC registration and regulation.

PPM is registered with the SEC as an investment adviser under the Investment Advisers Act. PPM serves as the investment adviser to Jackson National Life and as the primary U.S. institutional investment adviser for certain other affiliated insurance company accounts. PPM also acts as a sub-adviser to certain U.S. mutual funds for which JNAM serves as investment adviser. In addition, PPM serves as an investment adviser and sub-adviser to Prudential's Asian affiliates and other unaffiliated institutional clients primarily for U.S. focused portfolios. PPM has established a distribution function to further extend its investment advisory capabilities to the institutional marketplace with separate account and institutional product offerings. The U.S. mutual funds for which PPM serves as adviser and sub-adviser are subject to federal regulation and other similar vehicles organized outside of the U.S. are also subject to regulation under applicable local law.

The business of our investment adviser subsidiaries will be impacted by SEC regulatory initiatives with respect to the investment management business. In addition to rules discussed elsewhere, the SEC has adopted rules that include (i) new monthly and annual reporting requirements for certain U.S. registered funds; (ii) enhanced reporting regimes for investment advisers; (iii) implementing liquidity risk management programs for exchange-traded funds (“ETFs”) and open-end funds, other than money market funds; (iv) reforms relating to money market funds that require institutional and prime money market funds to use a floating NAV, and permit money market funds to impose liquidity fees and redemption gates;(v) significant amendments to rules regarding advertisements by investment advisers; (vi) significant changes to the regulations applicable to the use of derivatives by U.S. registered funds. The SEC has also recently proposed comprehensive reforms to improve cybersecurity risk management for registered investment advisers and registered funds. These rules increased the reporting and disclosure requirements for our investment adviser subsidiaries. These increased regulatory and compliance burdens could be costly and may impede the growth of our investment adviser subsidiaries.

The SEC, beginning in late 2020, instituted a comprehensive regulatory agenda focusing on Environmental, Social, and Governance ("ESG") issues. The SEC commissioners and staff announced a number of actions, including forming an enforcement task force designed to harmonize the efforts of the SEC’s divisions and offices, considering potential comprehensive changes to ESG disclosure guidance, announcing ESG as an examination priority, addressing shareholder rights and creating accountability in statements and conduct, and soliciting comments to potential changes to the “names rule” under the Investment Company Act to reflect the effect of ESG factors on a fund’s investment objectives and performance. The Division of Examinations subsequently issued a risk alert highlighting ESG deficiencies, internal control weaknesses and effective practices identified during recent examinations of investment advisers, registered investment companies and private funds. If the SEC implements any of these initiatives, we expect to incur increased regulatory and compliance burdens that could be costly and may impede the growth of our investment advisory business.

JNAM is registered as a “commodity pool operator” with the National Futures Association (“NFA”) pursuant to Commodity Futures Trade Commission (“CFTC”) regulations and is acting as a commodity pool operator with respect to the operation of certain of the mutual funds. The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the Commodity Exchange Act. The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. JNAM and the mutual funds have incurred additional regulatory compliance and reporting expenses as a result, which could reduce investment returns or harm the mutual fund’s ability to implement its investment strategy.

Governmental regulatory authorities may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, trading prohibitions, the suspension or expulsion of a broker-dealer or member, its officers, registered representatives or employees or other similar sanctions.

Environmental, Social and Governance

Jackson takes a balanced, long-term approach to serving all its stakeholders, including customers, advisors, shareholders, distribution partners, employees, the communities where we work, and our regulators.

Environmental

We are committed to reducing our climate impact and doing our part to help create a more environmentally sustainable future for us all. To that end, we are taking thoughtful steps to reduce our footprint, consume energy more efficiently, and use natural resources in innovative and impactful ways that result in reduced greenhouse gas ("GHG") emissions. We are excited to be building an on-site solar farm at our home office in Lansing, Michigan, to generate renewable energy and reduce our need for traditional power generation.

Social

We demonstrate our commitment to corporate social responsibility locally through our corporate giving programs and nationally via Jackson Charitable Foundation with three main goals: (i) generating impact, (ii) engaging employees in a culture of philanthropy, and (iii) growing awareness for our commitment to being a good corporate neighbor. We believe our community partnerships create shared value for Jackson, our employees and the communities in which we operate. We have a passionate and committed workforce that engages with the community and is generous with their time and resources. Jackson encourages community engagement by providing employees with paid time off for volunteering, nonprofit board training and placement, and donation matching. We remain committed to empowering people and communities and continue to invest in building relationships that serve the greater good.

Governance

We are committed to governance policies and practices that serve the interest of the Company and its stakeholders, starting with independent membership on all Committees of the Company Board of Directors. Our Company has an ownership culture that focuses on providing exceptional value to advisors, policyholders, and shareholders. Jackson also has a risk management framework embedded across the Company, supporting the effectiveness of risk management and the control environment. We believe our long-term focus produces sustainable, competitive returns for our shareholders. Our internal portfolio management team at PPM America, Inc. ("PPM") considers the sustainability factors of the underlying enterprises in which they invest for the general account, including environmental, political, and social factors, as well as governance models. In furtherance of our commitment to sustainability, PPM has been a signatory to the United Nations–supported Principles for Responsible Investment since 2018. Our internal asset management team at Jackson National Asset Management, LLC oversees external managers on our variable annuity platform, performing a robust due diligence process that includes analysis of ESG philosophy and processes.

Human Capital Resources

Our strength lies in the people we employ and communities we serve. Our workplace culture is designed to offer significant career opportunities, competitive merit-based compensation, inclusive practices, world-class facilities, and the ability to work for a purpose-driven organization. Our Company's four corporate values — Empower, Respect, Execute and Create — guide our employee practices and decisions.

We had approximately 3,500 employees as of December 31, 2021, comprised of approximately 2,800 full-time employees and approximately 700 part time employees, inclusive of our Strategic Support Program associates (a flexible, cost-efficient, part-time workforce providing us with just-in-time scale). Each of our associates play an important role in delivering on our brand promise of clarity for a more confident future. That’s why we make it our priority to offer opportunities for personal growth, talent development, and rewarding career paths for all Jackson team members. We believe our collaborative culture is one of our greatest strengths and is a significant factor in our ability to continue to be an industry leader.

Talent Development, Diversity and Inclusion

We have an established history of developing talent from within. Our senior management team has an average tenure at Jackson of over 20 years. We also recruit talent from outside the organization, as we seek to cultivate an inclusive workplace where different ideas and opinions are heard and respected and where people of different backgrounds can come together to accomplish great things as a team. Through learning and development programs, succession and talent management processes, and competitive rewards and recognition, our diverse and high-performing associates are empowered to innovate and challenge one another to be their best selves. In 2021, 98.3% or over 3,400 of our employees have completed diversity and inclusion training.

In 2021, Jackson launched a mentoring program to support the long-term career growth of all associates, with particular focus on development opportunities for diverse associates and emerging leaders. Four programs were offered during 2021, including two pilot programs and two sessions of the Career Management program which led in 2021 to the following results:

•More than 600 mentor pairings across all four programs;
•Over 3,400 hours of mentoring reported by participants; and
•4.2 out of 5 rating in overall program satisfaction

Our strategic approach to Diversity and Inclusion focuses on ways to attract and retain highly talented people and cultivates an environment where our associates are encouraged to bring our best selves to work every day. Our Diversity and Inclusion Advisory Council (the "Advisory Council") was established in 2018 to identify opportunities for advancing our diverse and inclusive work environment. The Advisory Council developed a framework and strategy for long-term sustainability including awareness training, a targeted recruitment strategy, and a charter for establishing employee-led Business Resource Associate Groups ("BRAGs"). The Advisory Council continues to evaluate all aspects of the organization and suggest strategies that will make us more diverse and inclusive.

We recognize the diversity of our employees and the broad spectrum of backgrounds and cultures in our workplace through our voluntary, employee-led resource groups. Supported by executive leadership and aligned with our mission and core values, our nine BRAGs provide opportunities to empower all associates to share their unique and diverse talents with each other.

We have acted in several ways to improve inclusion in our recruiting process, including how we approach job postings, develop position requirements, conduct interviews, and evaluate candidates. We also value our strong partnerships with the many organizations that help us diversify and strengthen our talent pool. Through these partnerships, we are building our recruiting pipeline and are developing stronger leaders who support innovative thought and promote an inclusive and an equitable culture. These organizations include:

•Lee Hecht Harrison: accelerating development of more than 40 women leaders at Jackson through participation in the Elevating Women in Leadership program
•Odyssey Media: ongoing learning and development opportunities for 20 multicultural women at Jackson in the past three years
•The Association for Wholesaling Diversity, The Coalition for Equity in Wholesaling, and The Financial Pipeline Initiative: creating opportunities to build, attract and recruit African American talent to Jackson
•Urban League of Middle Tennessee and 9 Paths: leadership and cultural development for executives and high-potential black associates in a 12-month program called Equity in Action.

As of December 31, 2021, within Jackson’s workforce, approximately 47.5% of our associates were women and approximately 16.9% of our associates were racially and ethnically diverse.

Benefits and Rewards

We recognize the contributions our associates make to our future and their futures by offering competitive salaries, wages, and benefits. Our comprehensive benefits package includes medical, dental, vision, and paid time off along with more innovative benefits including associate and dependent tuition reimbursement programs, paid parental leave, adoption assistance, paid time off to volunteer, and associate charitable gift matching. Our associates are compensated based on their job performance. This performance-driven structure aligns performance incentives with our business productivity strategy, serving to both encourage our employees and satisfy our other key stakeholders. To ensure fair pay, we work actively with a third-party consultant to conduct pay equity studies related to race, ethnicity, and gender. We also have rigorous governance processes in place to ensure that we promote equitable pay practices, reinforce strong risk management, and maintain independent oversight of our executive compensation.

Employee Health and Well-Being

We believe it is important to support our employees and are committed to providing a safe and healthy workplace. Our "Living Life Well" program helps ensure that Jackson associates are provided supportive health, safety and financial wellness resources both at work and at home. These efforts cultivate a supportive and well-balanced corporate culture and help define the future of our success.

The health and safety of our associates is a top priority. To help support overall well-being and slow the spread of the COVID-19 virus, many associates are now working remotely on a hybrid schedule, and the Company has provided additional tools and technology to support these arrangements. Our ergonomics program supports employee wellness by promoting evidence-based ergonomic principles for associates working remotely or at our offices. At the office, associates also have access to a complete training system and highly qualified team of experts to help associates achieve their personal fitness, nutritional and lifestyle goals. We currently operate 21 Occupational, Health and Safety Administration ("OSHA") related programs, in addition to our standard air and water quality programs, in a comprehensive corporate health and safety effort to meet OSHA and American National Standards Institute ("ANSI") Z10-02019 standards.

We offer a variety of programs to support the mental health of associates, including confidential support for more serious issues involving emotional stress and well-being. Our Employee Assistance Program, "Life Balance," offers a variety of online tools, as well as master's-level professionals available for confidential support around the clock. The financial health of our associates is an equally important part of their well-being. We offer a variety of programs and educational tools to support their long-term financial wellness. These efforts help our associates build a more confident future for themselves, as well as for the long-term success of our Company and for our shareholders.

Intellectual Property

We rely on a combination of copyright, trademark, service mark, and internet domain laws to establish and protect our intellectual property rights. We maintain a portfolio of trademarks, service marks, and internet domain names that we consider important to the marketing of our products and business, and that are registered with the U.S. Patent and Trademark Office. These trademarks and service marks include those entity and product names that appear in this Form 10-K and our logo, as well as names of other products, advisor platforms, optional benefit annuity riders and marketing-related taglines.

Available Information

We make available free of charge, through our website, investors.jackson.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statements, and any amendments to those reports or statements as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). We use our website as a routine channel for distribution of important information, including news releases, analyst presentations, financial information, and corporate governance information. The content of Jackson’s website is not incorporated by reference into this Form 10-K or in any other report or document filed with the SEC, and any references to Jackson’s website are intended to be inactive textual references only. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Information about our Executive Officers

Below are the executive officers of Jackson Financial Inc. as of January 1, 2022. The executive officers serve until the next annual appointment of executive officers, or until earlier resignation or removal.

Name	Age	Positions and Offices Held and Principal Occupation
Carrie L. Chelko	48
Executive Vice President, General Counsel and Secretary of Jackson Financial Inc., a position assumed in September 2021. From August 2021 until September 13, 2021, Ms. Chelko was Executive Vice President of Jackson Financial Inc. From April 2020 through August 2021, Ms. Chelko was Senior Vice President and Chief Compliance Officer of Fidelity Investments, Personal Investing. From May 2013 through March 2020, Ms. Chelko served as the Senior Vice President and Chief Counsel at Lincoln Financial Group.

Don W. Cummings	58
Senior Vice President, Chief Accounting Officer and Controller of Jackson Financial Inc., a position assumed in December 2020. Prior to coming to Jackson, Mr. Cummings served as interim Chief Financial Officer at Fortitude Reinsurance Company Ltd. since 2019 and previously held various finance roles at AIG including Global Corporate Controller. Mr. Cummings is a Certified Public Accountant.

Devkumar D. Ganguly	46
Executive Vice President, Chief Operating Officer of Jackson Financial Inc., a position assumed in February 2021. Mr. Ganguly has served in various leadership roles with Jackson National Life Insurance Company including Senior Vice President and Chief Information Officer from July 2018 to February 2021. Prior to becoming Chief Information Officer, Mr. Ganguly was a Vice President at Jackson from October 2013 to July 2018.

Bradley O. Harris	52
Executive Vice President, Chief Risk Officer of Jackson Financial Inc., a position assumed in July 2020. Mr. Harris served as the Chief Risk Officer for Jackson National Life Insurance Company since December 2015. Previously, Mr. Harris served as the Chief Actuary and Chief Product Officer for Prudential Corporation Asia from February 2007 through November 2015.

P. Chad Myers	55
Vice Chair, Jackson Holdings LLC, a position assumed in February 2020. Prior to his appointment as Vice Chair, Mr. Myers served as Executive Vice President and Chief Financial Officer of Jackson National Life Insurance Company from February 2011 through February 2020. As Vice Chair of Jackson Holdings, Mr. Myers oversees Investor Relations and Government Relations and is responsible for the asset management and institutional product teams, including Jackson National Asset Management LLC and PPM America, Inc. Mr. Myers holds a Chartered Financial Analyst designation.

Mark D. Nerud	55
President and Chief Executive Officer of Jackson National Asset Management LLC ("JNAM"). Mr. Nerud has served as Chief Executive Officer of JNAM since 2010, and before that, President of JNAM since 2007. He also serves as Trustee, President and Principal Executive Officer of the mutual funds advised by JNAM and Principal Executive Officer of the mutual funds advised by PPM America, Inc.

Laura L. Prieskorn	54	Chief Executive Officer and President of Jackson Financial Inc., a position assumed in February 2021. Ms. Prieskorn is also a member of Jackson Financial Inc.'s Board of Directors. Ms. Prieskorn has been with Jackson National Life Insurance Company for more than 30 years, serving in roles of increasing responsibilities. Ms. Prieskorn's prior management positions include Executive Vice President and Chief Operating Officer from March 2020 through February 2021, and Senior Vice President, Operations from December 2009 through March 2020.
Scott Romine	56
President and Chief Executive Officer of Jackson National Life Distributors LLC, a position assumed in December 2021. Prior to serving in this role, Mr. Romine served as the President of Advisory Solutions for JNLD from February 2018 to December 2021. From August 2016 to February 2018, Mr. Romine held various leadership positions with National Planning Holdings Inc., Jackson's former independent broker dealer network.

Craig D. Smith	54
President, Chief Executive Officer and Chief Investment Officer of PPM America, Inc. since January 2021. Prior to this role, Mr. Smith served as Chief Investment Officer, since 2015. Mr. Smith is a CFA charter holder.

Marcia Wadsten	55
Executive Vice President and Chief Financial Officer of Jackson Financial Inc., a position assumed in February 2021. Ms. Wadsten has been with Jackson National Life Insurance company for 30 years. Prior to her appointment as Chief Financial Officer, Ms. Wadsten served as Senior Vice President, Chief Actuary from June 2016 through February 2021.

Item 1A. Risk Factors

Risk Factor Summary

The following is a summary of the material risks and uncertainties that could adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to Conditions in the Global Capital Markets and the Economy, primarily include:
•Equity market performance and its impact on asset and liability valuation, hedge program performance and fee revenue;
•Volatility in interest rates or prolonged periods of low interest rates and their impact on hedge program performance and income derived from our investments;
•Deterioration of the credit quality of, and defaults on, the securities and loans in our investment portfolio; and
•Impacts from climate change and the COVID-19 pandemic.

Risks Related to Financing and Liquidity, include:
•Dependence on cash made available to us by our operating subsidiaries and our ability to access the capital markets;
•A downgrade or a potential downgrade in our financial strength or credit ratings impacting our business and costs of financing;
•Liquidity risks associated with sourcing a large concentration of our funding from the Federal Home Loan Bank of Indianapolis (“FHLBI”); and
•Difficulty in selling certain investments, or to sell in significant amounts at acceptable prices, to generate cash to meet our needs.

Risks Related to Legal, Tax and Regulatory Matters, include:
•Changes in accounting standards;
•Our businesses are heavily regulated and are impacted by changes in regulation;
•A decrease in the risk-based capital (RBC) ratio (as a result of a reduction in statutory capital and surplus or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies;
•Legal and regulatory investigations and actions;
•Our investment advisory agreements with clients, and our selling and distribution agreements with various financial intermediaries and consultants, are subject to termination or non-renewal on short notice;
•Changes in U.S. federal income or other tax laws or the interpretation of tax laws could affect sales of our products and profitability;
•We may not be able to mitigate the reserve strain associated with Regulation XXX and Guideline AXXX, potentially impacting our capital position; and
•Changes to comply with new and potential laws or regulations that impose fiduciary or best interest standards in connection with the sale of our products impacting our costs and sales.

Risks Related to the Products We Offer and Distribution, primarily include:
•A failure to accurately describe the many features and options of our annuities or to administer the many features and options consistent with their descriptions;
•Optional guaranteed benefits within certain of our annuities could decrease our earnings, decrease our capitalization, and could increase the volatility of our financial results, result in higher risk management costs and expose us to increased counterparty risk; and
•The terms of our new registered index-linked annuities (RILAs) may not meet customer needs, and we may encounter delays and missed market opportunities if we need to revise those terms.

Risks Related to Models, Estimates, Assumptions and Valuations, primarily include:
•Model design and performance errors;
•Inability to adequately identify, monitor and manage risks;
•Possible significant deviations from our assumptions regarding the proportion of our annuity contracts that will remain in force from one period to the next should persistency or mortality rates differ significantly from our pricing expectations; and
•The subjective nature of some valuations and their impact on allowances and impairments taken on our investments and goodwill.

Risks Related to Counterparty Performance and Reinsurance, primarily relating to:
•Our use of financial derivative transactions to hedge, and reinsurance to mitigate, risks exposes us to counterparty credit risk.

Risks Related to Our Information Technology and Other Operational Matters, primarily include:
•Disruption in our operations, and those of our material outsourcing partners;
•Our information technology systems could fail, or their security could be compromised;
•Failure to protect the confidentiality of customer information or proprietary business information could adversely affect us and our reputation; and
•Inability to recruit and maintain key employees and experienced and productive employees.

Risks We Face as a New Public Company, primarily relating to:
•Our management discovered a material weakness in our disclosure controls and procedures and internal control over financial reporting, which resulted in a restatement of our previously issued annual financial statements; and
•Our efforts to meet Environmental, Social, and Governance (“ESG”) standards and to enhance the sustainability of our businesses may not meet investors’ or regulators’ expectations.

Risks Related to the Demerger and our Separation from Prudential plc, primarily include:
•Prudential plc may retain a significant ownership stake in Jackson for an extended period of time;
•Prudential plc and Athene Holding Ltd. will have influence over us as large shareholders and could pursue business interests or exercise their voting power as shareholders in ways that are detrimental to us or our other shareholders; and
•Prudential and its affiliates provide a significant amount of PPM’s assets under management and, if they choose to terminate their investment advisory agreements, it could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

General Risk Factors, primarily include:
•Natural and man-made disasters and catastrophes, diseases, epidemics, pandemics, malicious acts, terrorist acts, civil unrest, and climate change;
•Anti-takeover provisions in our Certificate of Incorporation and By-laws could discourage, delay, or prevent a change of control of our Company and could affect the trading price of our Class A common stock;
•Applicable insurance laws could make it difficult to effect a change of control of our Company; and
•Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware or the federal courts, as applicable, as the sole and exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or shareholders.

Risk Factors

You should carefully consider the risk factors below, in addition to the other information contained in this Annual Report on Form 10-K These risk factors are important to understanding the contents of this Annual Report on Form 10-K and our other filings with the SEC. The risks described below are not the only ones we, face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could cause a material adverse effect on our business, financial condition, results of operations and cash flows. In any such case, the trading price of our Class A common stock could decline. In addition, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them could in turn cause the emergence or exacerbate the effect of others. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Conditions in the Global Capital Markets and the Economy

General conditions in the global capital markets and the economy could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Volatility in global capital markets and the global economy could have a material adverse impact on our business, financial condition, results of operations and cash flows. Factors including the COVID-19 pandemic, civil unrest, availability and cost of credit, geopolitical issues and trade disputes have contributed to increased volatility in worldwide capital and equity markets. These global factors also could impact business and consumer confidence and may lead to economic uncertainty, stay-at-home orders, and business shutdowns, thereby causing a slowdown in economic activity.

An economic downturn could have an adverse effect on our business. Our customers may choose to defer paying premiums, stop paying premiums altogether, or simply allow policies to lapse. In addition, many state insurance departments, including the New York State Department of Financial Services, may require insurers to offer flexible premium payment plans, relax payment dates and waive late fees and penalties to avoid canceling or non-renewing policies. The cost of reinsurance to us for these policies could increase, and we could encounter decreased availability of such reinsurance. If customer lapse rates significantly exceed our expectations, they could cause a material adverse effect on our business, financial condition, results of operations and cash flows. Conversely, if our policyholder lapse rates are significantly lower than our expectations, the increased cost of providing guaranteed living benefits could have a material adverse effect on our business, financial condition, results of operations and cash flows

Such events and conditions could also have an adverse effect on our sales of annuities, result in a decrease or halt in economic activity in large geographic areas, adversely affect our business within those geographic areas or the general economic climate, affect the availability and cost of reinsurance protections and could affect the availability and effectiveness of hedging instruments resulting in a material and adverse impact on our profitability.

Equity market declines and volatility could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Our variable annuity business is highly sensitive to equity market conditions. Sustained decline, weakness or stagnation in equity markets would result in depressed variable annuity policyholder account balances and lower revenues and earnings, that is, fees and risk charges that are proportional to policyholder account balances. Lower variable annuity account balances also impact the likelihood of claims arising from guaranteed minimum withdrawal benefits on many of our variable annuity policies, which may reduce the profitability of the business depending on the effectiveness of our hedge program.

Equity market declines and volatility could influence policyholder behavior, which could adversely impact the levels of full surrenders and/or partial withdrawals within annuity contracts or cause customers to reallocate a portion of their account balances to more conservative investment options (which generally have lower fees). These actions could negatively impact our profitability or increase the value of guaranteed benefit liabilities, particularly if customers were to remain in conservative investment options during an equity market increase. In addition, equity market volatility could lead to changes in estimates underlying our calculations of deferred acquisition costs (“DAC”) that, in turn, could accelerate our

DAC amortization, reduce our current earnings and result in changes to the fair value of our optional guarantee benefit liabilities, which could increase the volatility of our results of operations.
We face equity risk from our asset portfolio, our derivative hedging program, and the products we sell. Market volatility could increase our need for additional hedging and increase the costs of the derivatives we use for hedging. Our hedging program may be unable to mitigate effectively the equity market volatility of our liabilities, which could lead to economic losses or increased volatility in earnings. For example, we are exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance perfectly matches the performance of the funds into which policyholders allocate their assets. While mutual funds made available to variable annuity policyholders are those with historical performance, and we believe that we would be sufficiently matched with hedge assets, we anticipate some variance between the two. This variance may be exacerbated during periods of high volatility and could result in a loss of capital and/or reduced earnings. In addition, we may sometimes choose, based on economic considerations and other factors, not to fully mitigate the equity market volatility of our portfolio. For example, in periods of high market volatility or adverse conditions, we may experience a reduction in the availability, or an increase in the cost, of the derivatives we use to hedge market risk, making it either impossible or impractical to mitigate effectively the equity market volatility of our liabilities.

Volatility in interest rates or prolonged periods of low interest rates could have an adverse effect on our business, financial condition, results of operations and cash flows.

Changes in interest rates and credit spreads could result in fluctuations in the income derived from our investments and could cause a material adverse effect on our business, financial condition, results of operations and cash flows. A significant proportion of our business is based upon the difference between the returns we earn on our assets and the interest and other benefits payable to our customers. A significant portion of our assets are invested in fixed income securities and our results are therefore affected by fluctuations in prevailing interest rates and credit spreads. Fixed annuities, variable annuities with a fixed fund option, and institutional products expose us to the risk that changes in interest rates, which are not fully reflected in the interest rates credited to customers, will reduce spread and could reduce profitability of those businesses. Significant volatility in interest rates could have an adverse impact on highly structured or limited liquidity assets in our investment portfolio. Interest rate risk exposure for variable annuities increases when the present value of expected future benefit payments increases. The present value of expected future benefit payments increases due to factors including equity market underperformance, low interest rates, adverse policyholder behavior and increased longevity. As a result, lower interest rates increase the present value of our variable annuity exposure and generally lead to increased hedging needs and associated costs.

We are exposed primarily to the following risks arising from fluctuations in interest rates:
•the risk of mismatch between the expected duration of liabilities and investments;
•the reinvestment risk associated with accelerated prepayments on mortgage-backed securities and other fixed income securities in decreasing interest rate environments and delayed prepayments in increasing interest rate environments;
•risk associated with decreasing estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio;
•the risk of increases in statutory reserve and capital requirements due to decreases in interest rates or changes in prescribed interest rates;
•the risk of increases in the costs of derivatives we use for hedging or increases in the volume of hedging we do as interest rates decrease;
•the risk of loss related to customer withdrawals following a sharp and sustained increase in interest rates as customers seek higher perceived returns;
•the risk of loss from reduced fee income, increased guaranteed benefit costs and accelerated DAC amortization arising from fluctuations in the variable annuity separate account values associated with fixed income investment options due to increased interest rates or credit spread widening;
•the risk of volatility in our U.S. GAAP results of operations driven by interest rate related components of liabilities; and
•the risk of reduced profitability on products where the interest rate credited to the policyholder increases faster than the corresponding yield of our investment portfolio.

Volatility in credit spreads could have an adverse effect on our business, financial condition, results of operations and cash flows.

Changes in credit spreads affect the underlying market price of our fixed income securities. If credit spreads widen significantly, we could be exposed to higher levels of other-than-temporary impairments. If credit spreads tighten significantly, it could result in reduced net investment income associated with new purchases of fixed maturity securities.

Credit spreads also affect our variable annuity business. Widening credit spreads would reduce the value of bonds held within policyholder funds, decreasing the average account value of our annuity contracts, and negatively impacting the fee income we earn. Narrowing credit spreads would reduce the investment yields available on new asset purchases and the discount rates used in the principle-based statutory reserve calculation, potentially increasing statutory reserve requirements and, in turn, reducing statutory capital. Similarly, narrowing credit spreads would reduce the discount rates used in the GAAP embedded derivative reserves, potentially increasing GAAP reserve requirements. Although these effects on bond fund valuation, investment yields, and reserve discount rates run in offsetting directions for either credit spread widening or narrowing, it is possible for one of them to outweigh the other under certain market conditions. Any of these risks could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to the risk of deterioration of the credit quality of, and defaults on, the securities and loans in our investment portfolio, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to the risk that the issuers of our fixed maturity securities and other debt securities and borrowers on our commercial mortgages will default on principal and interest payments or be unable or unwilling to pay us in a timely manner, if at all, due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads or other events that adversely affect the issuers or guarantors of securities we own or the underlying collateral of structured securities we own could cause the estimated fair value of our fixed maturity securities portfolio to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. Defaults by such issuers and borrowers in the payment or performance of their obligations could reduce our investment income and investment gains or result in investment losses. Further, the value of any fixed maturity security is subject to impairment based on the expectations for repayment of the cash flows agreed under the obligation. Issuers of the fixed maturity securities that we own could experience performance deterioration that trigger rating agency downgrades. Even if the issuers have not defaulted on principal and interest payments with respect to these securities, we could still be required by regulators and rating agencies to hold more capital in support of these investments. As a result, we could experience a higher cost of capital and potential constraints on our ability to grow our business and maintain our own ratings. See Note 4 of Notes to Consolidated Financial Statements for a discussion of the valuation of our securities investments.

Moreover, certain concentrations within the portfolio, such as issuer and industry concentrations in corporate bonds or geographic and property type concentrations in mortgage loans, could have adverse effects on our investment portfolio and consequently on our business, financial condition, results of operations and cash flows. Events or developments that have a negative effect on any industry or geographic region could have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. Moreover, our ability to sell certain assets could be limited if other market participants are seeking to sell similar or related assets at the same time.

Deterioration in the credit quality of the fixed maturity securities, other debt securities, and mortgages in our investment portfolio, or an increase in the default rate of our mortgage loan investments caused by worsening economic conditions or otherwise, could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Our investment management business’ revenues and results of operations depend on the market value and composition of our assets under management, which could fluctuate significantly based on various factors, including many factors outside of our control.

PPM America, Inc. ("PPM") and Jackson National Asset Management, LLC ("JNAM"), our investment advisory subsidiaries, manage our general and separate account assets, respectively. PPM also provides investment management services to Prudential’s Asian affiliates. Most of our revenues are derived from management and administration fees, which typically are calculated as a percentage of the value of assets under management. The fees charged for these services vary with the type of service, the investment strategy and the amount of assets managed. The value and composition of our assets under management could be adversely affected by several factors, including:

•Market Factors. Market volatility and interest rates could adversely affect our assets under management and revenues.
•Client Preferences. Certain clients may withdraw their assets at any time and on short notice.
•Product Trends. Changing market dynamics, investment trends and material changes to variable annuity products may reduce interest in some of the investment products our investment advisory subsidiaries offer, or clients and prospects may continue to seek investment products that our investment advisory subsidiaries do not currently offer.
•Investment Performance. Our inability to achieve investment returns for clients that meet or exceed investment returns for comparable asset classes and competing investment services could result in clients withdrawing assets and in prospective clients choosing to invest elsewhere.
•Fee Changes. Our investment advisory subsidiaries may be required to reduce fee levels, restructure the fees they charge or adjust the services they offer to their clients to remain competitive.

A decrease in the value of our assets under management or an adverse shift in the mix of those assets would adversely affect our investment management business’ revenues. A reduction in revenues could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The failure to understand and respond effectively to the risks associated with global climate change could adversely affect our achievement of our long-term strategy.

Global climate change could pose a systemic risk to the financial system. Global climate change could increase the frequency and severity of weather-related disasters and pandemics. Efforts to reduce greenhouse gas emissions and limit global warming could impact global investment asset valuations. There is also a risk that some asset sectors could face significantly higher costs and an adjustment to asset values leading to an adverse impact on the value and future performance of investment assets as a result of global climate change and regulatory or other responses, including changing preferences of investment managers and investors and their evaluation of associated risk. Climate change could also impact other counterparties, including reinsurers and derivatives counterparties. A failure to identify and address these global climate issues could cause a material adverse effect on the achievement of our business objectives.

The duration of the COVID-19 pandemic, development of variant strains of the virus, and actions taken by governmental authorities in response to the continued pandemic may adversely impact our business, financial condition, results of operations and cash flows.

We continue to closely monitor developments related to COVID-19. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and cash flows will depend on future developments, which remain uncertain, including the efficacy of vaccines and effective long-term treatments against variant strains of COVID-19. We also are unable to predict the duration and effectiveness of governmental and regulatory actions taken to contain the variant strains or the impact of future laws, regulations, or restrictions on our business.

The risk management and contingency plans we have implemented may be inadequate to protect our business. Since fall of 2021, our employees have been working in an office-centric, hybrid approach, where weekly our employees combine in-office and remote work arrangements that can adjust according to fluctuations in contagion risk. Remote work arrangements continue to present operational risk, including cybersecurity risks. Our business operations could also be significantly disrupted if our critical workforce, key vendors, third-party suppliers, or counterparties with whom we transact are unable to work effectively because of illness, quarantines, and government actions in response to the variant strains of COVID-19. Any of these factors could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Financing and Liquidity

We have incurred indebtedness that we will need to service and refinance, which will depend upon, among other things, cash made available to us by our operating subsidiaries and our ability to access the capital markets.

Our ability to make payments on and to refinance our existing indebtedness, as well as any future indebtedness that we may incur, will depend on our ability to generate cash in the future from our subsidiaries’ operations, our ability to access the capital markets for financing or refinancing, or asset sales. Our ability to generate cash to meet our debt obligations in the future is sensitive to capital market returns and interest rates, primarily due to our variable annuity business. In addition, we may be able to incur substantially more indebtedness under the terms of our debt agreements. Any such incurrence of additional indebtedness would increase the risks created by our level of indebtedness.

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

Our failure to comply with negative covenants contained in our current or future credit facilities could trigger prepayment obligations, which could materially adversely affect our business, results of operations and financial condition.

Our Revolving Facility and 2023 Delayed-Draw Term Loan ("DDTL") Facility require us to comply with certain covenants, including requirements that we maintain a minimum adjusted consolidated net worth and a maximum ratio of our indebtedness to adjusted consolidated net worth. Our failure to comply with these restrictive covenants could result in an event of default which, if not cured or waived within any applicable grace period, could result in the acceleration of amounts outstanding under the Revolving Facility and of the DDTL Facility. In addition, if we default on certain other outstanding indebtedness or any swap contract, we will also be in default under the Revolving Facility and on the DDTL Facility. Any such default, and any resulting acceleration of our outstanding indebtedness, would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors outside our control.

The 2023 DDTL Facility matures on February 22, 2023. The Revolving Facility matures on February 22, 2024, subject to customary terms and conditions for extensions. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us or at all. Market disruptions, as well as our indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to meet our short-term and long-term obligations could be adversely affected, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Financial strength ratings, which various rating agencies publish as measures of an insurance company’s ability to meet customer obligations, are important to maintaining public confidence in our products, the ability to distribute our products and our competitive position. Credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing.

A ratings downgrade could occur for a variety of reasons specific to us or our performance, a more general reassessment of the risks and performance of the insurance industry or the broader financial services industry, or because of changes by rating agencies in their methodologies or rating criteria. In December 2021, S&P announced proposed changes to its rating methodologies. The proposed changes have not been finalized, so the impact, if any, these changes may have on our ratings is unknown.

A negative outlook on our ratings or a downgrade in any of our ratings, the announcement of a potential downgrade, or customer concerns about the possibility of a downgrade, could cause a material adverse effect on our business, financial condition, results of operations and cash flows. These direct or indirect adverse effects could include impacts on:

•product sales;
•relationships with our sales force and independent sales intermediaries;
•the number or amount of policy surrenders and withdrawals by customers;
•our ability to obtain new reinsurance or obtain it on reasonable pricing terms;
•our ability to raise capital and its cost;
•liquidity through increased collateral required by counterparties;
•our ability to maintain existing derivative contracts or to purchase new derivatives contracts, on acceptable terms or at all;
•our ability to compete for attractive acquisition opportunities; and
•our cost of borrowing.

Adverse capital and credit market conditions could significantly affect our liquidity, access to capital and cost of capital, which would adversely impact our business, financial condition, results of operations and cash flows.

During periods of market upheaval and economic uncertainty, capital and credit markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need to access liquidity to pay operating expenses (including costs relating to our hedging program), policyholder benefits, interest expenses, dividends, or distributions on our common stock, and to capitalize our insurance subsidiaries.

We require a significant amount of liquidity to support our hedging program, to satisfy variation margin requirements on futures positions or to cover the initial cost of equity and interest rate options. Volatile market environments have the potential to increase hedging related liquidity requirements, as the amount of cash we need to pay out in variation margin each day is directly related to the magnitude of equity market and interest rate movements. Additionally, as our over-the-counter bilateral hedging transactions become subject to initial margin requirements, we would need liquid assets of sufficient quality to satisfy those requirements. Without sufficient liquidity, we could be required to curtail or limit our operations and our hedging program, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

The level of cash and securities we maintain combined with expected cash inflows from investments and operations, may be inadequate to meet our short-term and long-term customer benefits and expense payment obligations. If market or other conditions have an adverse impact on our capital and liquidity, we may have to seek additional financing, which may be unavailable due to adverse market conditions, restrictive regulatory considerations, overall lower availability of credit to the financial services industry, our credit ratings and credit capacity, or a negative perception in the lender community of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn or recession. Similarly, our access to funds could be impaired if regulatory authorities or rating agencies take negative actions against us. Internal sources of liquidity could prove to be insufficient and, in such case, we would not be able to successfully obtain additional financing on favorable terms, or at all. If we are unable to access capital markets to issue new debt, refinance existing debt or sell additional equity as needed, or if we are unable to obtain such financing on acceptable terms, our business, financial condition, results of operations and cash flows could be adversely impacted.

Disruptions, uncertainty or volatility in capital and credit markets could also limit our access to the capital required to operate our business. Such market conditions would limit our ability to replace maturing liabilities in a timely manner, satisfy statutory capital requirements, generate fee income and market-related revenue to meet liquidity needs and access the capital necessary to grow our business. As such, we would be forced to delay raising capital, could miss payments on our debt or reduce or eliminate dividends paid on our common stock, issue shorter term securities than we prefer or bear an unattractive cost of capital which could decrease profitability and significantly reduce financial flexibility.

Disruptions in markets also could limit our access to capital markets required to purchase derivatives, limiting our ability to hedge according to our hedging strategy. As a result, disruptions in the financial markets could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to liquidity risks associated with sourcing a large concentration of our funding from the Federal Home Loan Bank of Indianapolis (“FHLBI”).

We use institutional funding agreements originating from FHLBI, which from time to time serve as a significant source of our liquidity. See Note 11 of Notes to Consolidated Financial Statements for a description of those funding agreements and related collateral requirements. Additionally, we also use agreements with the FHLBI to meet near-term liquidity needs, augmenting our repurchase agreement capacity from other counterparties. If the FHLBI were to change its definition of eligible collateral, we could be required to post additional amounts of collateral in the form of cash or other assets. Or, if our creditworthiness falls below the FHLBI’s requirements or if legislative or other political actions cause changes to the FHLBI’s mandate or to the eligibility of life insurance companies to be members of the FHLBI system, we could be required to find other sources to replace this funding, which may prove difficult and increase our liquidity risk.

Some of our investments are relatively illiquid and could be difficult to sell, or to sell in significant amounts at acceptable prices, to generate cash to meet our needs.

We hold certain investments that are relatively illiquid, such as privately placed fixed maturity securities, mortgage loans, certain asset backed securities and alternative investments. In the past, even some of our high-quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were required to liquidate these investments on short notice, we could have difficulty doing so and could be forced to sell them for less than we otherwise would have been able to realize, which could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

As a holding company, Jackson depends on the ability of its subsidiaries to meet its obligations and liquidity needs, including dividend distributions and stock repurchases.

Jackson is the holding company for all our operations and is a separate legal entity from its subsidiaries. Dividends and other distributions from Jackson’s subsidiaries, including payments on internal debt, are the principal sources of cash flow available to Jackson to pay principal and interest on its outstanding indebtedness, corporate operating expenses, shareholder dividends, and to repurchase stock and meet its other obligations. The inability of our subsidiaries to pay dividends or provide other distributions could have a material adverse effect on our business, financial condition, and cash flows, and restrict our ability to pay dividends to our shareholders or to make stock repurchases.

The ability of our insurance subsidiaries to pay dividends and make other distributions to Jackson will further depend on the impact to their financial strength ratings and their ability to meet applicable regulatory standards and receive regulatory approvals, which are based in part on the prior year’s statutory income, capital and surplus, and unassigned funds (surplus) and require our insurance subsidiaries to hold a specific amount of minimum reserves in order to meet future obligations on their outstanding policies. Unassigned funds (surplus) represents the undistributed and unappropriated amount of statutory surplus at any balance sheet date (comparable to U.S. GAAP retained earnings). These regulations specify that the minimum reserves must be sufficient to meet future obligations, after giving consideration to future required premiums to be received, and are based on, among other things, certain specified mortality tables, interest rates and methods of valuation, which are subject to change. To meet their claims-paying obligations, our insurance subsidiaries regularly monitor their reserves to ensure they hold sufficient amounts to cover actual or expected contract and claims payments. At times, we may determine that reserves in excess of the minimum are needed to ensure sufficient coverage. Changes in, or reinterpretations of, these regulatory standards could constrain the ability of our subsidiaries to pay dividends or to advance or repay funds in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses. Requiring our insurance subsidiaries to hold additional reserves has the potential to constrain their ability to pay dividends to Jackson. See “Business–Regulation–State Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions from our Insurance Company Subsidiaries.”

Risks Related to Legal, Tax and Regulatory Matters

Changes in accounting standards could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Our consolidated financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time, we will be required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). FASB has issued several accounting standards updates which have resulted in significant changes in U.S. GAAP, including how we account for our financial instruments and how our financial statements are presented. Changes to U.S. GAAP could affect the way we account for and report significant areas of our business, impose special demands on us in the areas of governance, employee training, internal controls and disclosure and affect how we manage our business. In August 2018, the FASB issued ASU 2018-12, Financial Services—Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, which applies to all insurance entities that issue long-duration contracts and revises elements of the measurement models for traditional nonparticipating long-duration and limited payment insurance liabilities, and recognizes and modifies the amortization model for DAC for most long duration contracts. The new accounting standard also requires product features that have other-than-nominal credit risk, or market risk benefits, to be measured at fair value. In November 2020, ASU 2020-11 was issued which modified ASU 2018-12 to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements. At current market interest rate levels, ASU 2018-12 and ASU 2020-11 could ultimately result in a material decrease in our shareholders’ equity, which could cause a material adverse effect on our leverage ratios and other rating agency metrics and could consequently adversely impact our financial strength ratings and our ability to incur new indebtedness or refinance our existing indebtedness. In addition, ASU 2018-12 and ASU 2020-11 could also result in increased market sensitivity of our financial statements and results of operations.

Our operating insurance companies are also subject to statutory accounting practices prescribed or permitted by their states of domicile. Any changes in the method of calculating reserves for our products under statutory accounting practices could result in increased reserve requirements, and any movements in economic inputs, such as interest rates, under this framework could impact the volatility of our statutory surplus and required capital. The NAIC prescribes Economic Scenario Generators developed by the American Academy of Actuaries (“Academy”) for use by the life insurance industry in calculations of life and annuity statutory reserves and statutory capital. Beginning in early 2017, the Academy notified the NAIC’s Life Actuarial (A) Task Force that it did not have the resources to maintain the Economic Scenario Generators, except in their current form, and that a suitable replacement should be found. As a result, in October 2020, the NAIC selected Conning, Inc. (“Conning”), a global software and professional services firm, to provide an Economic Scenario Generators software platform for use in calculations of life and annuity reserves and capital under the NAIC risk- based capital requirements. Conning is expected to provide the NAIC with updated real-world scenarios modeling interest rates, equities, and other economic factors, and provide full documentation and training materials for regulators and insurers. Based on currently available information, the potential impact of any revisions to the Economic Scenario Generators is unclear at present. If these potential changes to Economic Scenario Generators are significant, there could be a material impact on the level and volatility of our statutory surplus and required statutory capital.

Our businesses are heavily regulated and changes in regulation could reduce our profitability and limit our growth.

Our annuity products and our insurance company subsidiaries are subject to extensive and potentially conflicting state and federal tax, securities, insurance and employee benefit plan laws and regulations in the jurisdictions in which we operate. These laws and regulations are complex and subject to change, which could have an unknown or adverse impact on us. Moreover, these laws and regulations are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, the U.S. Securities and Exchange Commission, the Financial Industry Regulatory Authority, the U.S. Department of Labor, the U.S. Department of Justice, the U.S. Internal Revenue Service and state attorneys general, each of which exercises a degree of interpretive latitude. We also are subject to the laws and regulations from state insurance regulators and the National Association of Insurance Commissioners, who regularly re-examine existing laws and regulations applicable to insurance companies and their products. In some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not investors. In addition, federal and state securities laws and regulations apply to certain of our insurance products that are considered “securities” under such laws, including our variable annuity contracts. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital.”

Also, banking regulators across the globe have adopted rules that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements with certain banking institutions and certain of their affiliates. These rules generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties, including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. Our qualified financial contracts are subject to these rules. As a result, we amended our existing qualified financial contracts with the relevant banking institutions and their affiliates by adhering to the various International Swaps and Derivatives Association Resolution Stay Protocols. If any of our counterparties became subject to a bankruptcy, insolvency, resolution, or similar proceeding, the application of these rules could cause a material adverse effect on our business, financial condition, results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital.”

We are monitoring any regulatory action that could potentially impact our business. At this time, we cannot predict what form those regulations could take or their potential impact.

A decrease in the risk-based capital (RBC) ratio (as a result of a reduction in statutory capital and surplus or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies, which scrutiny could lead to corrective measures and ratings declines adversely affecting our business, financial condition, results of operations and cash flows.

The National Association of Insurance Commissioners has established model regulations that provide minimum capitalization requirements for insurance companies based on risk-based capital (RBC) formulas. Each of our U.S. insurance subsidiaries is subject to RBC standards or other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. A failure to meet these requirements could subject them to further examination or corrective action imposed by insurance regulators, including limitations on their ability to write additional business, increased regulatory supervision, or seizure or liquidation. Any corrective action imposed could cause a material adverse effect on our business, financial condition, results of operations and cash flows. A decline in RBC ratio, whether or not it results in a failure to meet applicable RBC requirements, could limit the ability of an insurance subsidiary to make dividends or distributions to us, could result in a loss of customers or new business, or could influence ratings agencies to downgrade financial strength ratings, each of which could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

In any particular year, total adjusted capital amounts and RBC ratios could change due to a variety of factors, including the amount of statutory earnings generated by the insurance subsidiary, the amount of additional capital that insurer must hold to support business growth, equity market and credit market conditions, the value and credit ratings of certain fixed income and equity securities in its investment portfolio, and the value of certain derivative instruments that do not receive hedge accounting, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, and that have the effect of increasing or decreasing the amount of capital our insurance subsidiaries should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital market conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that an insurance subsidiary is required to hold could materially increase. These factors would decrease the total adjusted capital available for use in calculating the subsidiary’s RBC ratio. To the extent that an insurance subsidiary’s RBC ratio is deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies could view this as a reason for a ratings downgrade.

Legal and regulatory investigations and actions are increasingly common in our industry and could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our business, including the risk of class action lawsuits, arbitration claims, government subpoenas, regulatory investigations and actions and other claims.

Our operations could become subject to individual lawsuits, class action lawsuits and regulatory actions relating, among other things, to sales or underwriting practices; payment of contingent or other sales commissions; claims payments, refunds, practices and procedures; product design; disclosure; administration; additional premium charges for premiums paid on a periodic basis; interest crediting practices; denial or delay of benefits; charging excessive or impermissible fees;

alleged misconduct by our employees and agents; failure to properly supervise representatives with agents or other persons with whom we do business; and breaches of duties to customers.

We are also subject to a variety of complaints and investigations concerning employment matters. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive or non-economic compensatory and treble damages, which amounts could remain unknown for substantial periods of time. In some jurisdictions, juries, judges, and arbitrators have substantial discretion in awarding punitive or non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards also are subject to very limited appellate review.

The insurance industry has been the focus of increased scrutiny and class action lawsuits related to cost of insurance (“COI”) charges. These lawsuits allege that insurers have improperly included factors when calculating COI charges not authorized by the contract and that insurers have improperly failed to reduce COI charges to reflect improved mortality experience. In certain COI class action lawsuits, companies have made significant settlement payments or been held liable with significant monetary judgments. We have been subject to COI class action lawsuits in the past, and there can be no assurance we will not face scrutiny and class action lawsuits related to COI in the future. The insurance industry also has been subject to a variety of other actions, including cases challenging adherence to policy terms and marketing of policies. In addition, the Financial Industry and Regulatory Authority and state regulators have increasingly scrutinized annuity sales, and the alleged unsuitability of these sales, to seniors.

We are subject to various regulatory inquiries, such as information requests, subpoenas, market conduct exams and books and record examinations, from state and federal regulators and other authorities, which could result in fines, recommendations for corrective action or other regulatory actions. Federal and state regulators have focused on, and continue to devote substantial attention to, the mutual fund, variable annuity, and insurance product industries, including the broker-dealer system. As a result of publicity relating to widespread perceptions of industry abuses, it is possible that legislative and regulatory reforms may impact our business.

Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is also possible that defense and settlement costs and the unfavorable resolution of one or more pending litigation matters could have a material adverse effect on our business, financial condition, results of operations and cash flows. Current or future litigation or actions, inquiries or investigations by governmental authorities or regulators, including with respect to the matters discussed in this risk factor, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Litigation and actions, inquiries and investigations by governmental authorities and regulators are inherently unpredictable, and a substantial legal liability or a significant regulatory action against us could be material. Moreover, even if we ultimately prevail in any litigation or any action or investigation by governmental authorities or regulators, we could suffer significant reputational harm, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal actions or precedents and industry-wide regulations or practices that could have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 14 of Notes to Consolidated Financial Statements for further information.

Our investment management business is heavily regulated, and changes in regulation and in supervisory and enforcement policies could limit or delay our growth and cause a material adverse effect on our business, results of operations and cash flows.

Virtually all aspects of our investment management business are subject to federal and state laws, regulations and rules of securities regulators and exchanges, and laws and regulations in the foreign jurisdictions in which our subsidiaries conduct business. Violations could subject us to civil liability, criminal liability or sanction, including restriction or revocation of our professional licenses or registrations, restriction on the ability to collect fees for services provided, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanction, could require substantial expenditures of time, resources, and money, and could potentially damage our reputation. Any such liability or sanction could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Increasingly, our investment advisory subsidiaries must manage actual and potential conflicts of interest, including situations where their services to a particular client conflict, or are perceived to conflict, with the interests of another client. Failure to adequately address potential conflicts of interest could adversely affect our reputation and business prospects and could give rise to litigation or regulatory enforcement actions. Our investment advisory subsidiaries have procedures and controls that are designed to identify and mitigate conflicts of interest, including those designed to prevent the improper sharing of information. However, appropriately managing conflicts of interest is complex. Our investment advisory subsidiaries’ reputation could be damaged and the willingness of clients to enter into transactions in which such a conflict may arise could be adversely affected if our investment advisory subsidiaries fail, or appear to fail, to deal appropriately with actual or perceived conflicts of interest.

Our investment advisory agreements with clients, and our selling and distribution agreements with various financial intermediaries and consultants, are subject to termination or non-renewal on short notice.

Our investment advisory subsidiaries’ written investment management agreements with their clients are terminable without penalty at any time or upon relatively short notice by either party. Moreover, our investment advisory subsidiaries’ investment management agreements with U.S. Securities and Exchange Commission-registered investment companies (each, a “RIC”), including the RICs affiliated with Jackson National Life that serve as the sole investment options for our variable annuities, may be terminated at any time, without payment of any penalty, by the RIC’s board of trustees or by vote of a majority of the outstanding voting securities of the RIC on not more than 60 days’ notice. The investment management agreements pursuant to which our investment advisory subsidiaries manage RICs must be renewed and approved by the RICs’ boards of trustees (including a majority of the independent trustees) annually. A significant majority of the trustees are independent. Consequently, the board of trustees of each RIC may not approve the investment management agreement each year or may condition its approval on revised terms that are adverse to us.

Also, as required by the Investment Company Act of 1940, as amended (the “Investment Company Act”), each investment advisory agreement with a RIC automatically terminates upon its assignment, although new investment advisory agreements may be approved by the RIC’s board of trustees and shareholders. The Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), also requires approval or consent of investment advisory agreements by clients in the event of an assignment of the agreement. An “assignment” for purposes of both the Investment Company Act and the Investment Advisers Act includes a sale of a controlling block of the voting stock of the investment adviser or its parent company, or a change in control of the investment adviser. Consequently, clients may not approve an assignment of an investment advisory agreement, which event could have an adverse effect on our business.

Changes in U.S. federal income or other tax laws or the interpretation of tax laws could affect sales of our products and profitability.

The annuity products that we market generally provide the customer with certain federal income tax advantages. For example, federal income taxation on any increases in non-qualified annuity contract values (i.e., the “inside build-up”) is deferred until it is received by the customer. With other savings investments, such as certificates of deposit and taxable bonds, the increase in value is generally taxed each year as it is realized. Additionally, life insurance death benefits are generally exempt from income tax.

From time to time, various tax law changes have been proposed that could have an adverse effect on our business, financial condition, results of operations and cash flows, including the elimination of all or a portion of the income tax advantages described above for annuities and life insurance. If legislation were enacted to eliminate the tax deferral for annuities, such a change would have an adverse effect on our ability to sell our annuities. Moreover, if the treatment of annuities was changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender or rollover their contracts, which could also adversely affect our business.

An increase in the U.S. corporate income tax rate and a minimum corporate tax based on book income could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to mitigate the reserve strain associated with Regulation XXX and Guideline AXXX, potentially resulting in a negative impact on our capital position.

The model regulation of the NAIC entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX,” require insurers to establish statutory reserves for certain term life insurance policies with long-term premium guarantees and for certain universal life policies with secondary guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees.

During 2014, the NAIC approved a new regulatory framework under Actuarial Guideline 48 ("AG 48"), applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. In December 2016, the NAIC adopted an update to AG 48 (“Updated AG 48”) and a model regulation (Term and Universal Life Insurance Reserve Financing Model Regulation) that contains the same substantive requirements as the Updated AG 48. The model regulation will replace AG 48 in a state upon the state’s adoption of the model regulation. Neither Michigan nor New York has adopted the model regulation to date, and Updated AG 48 will continue to apply to us until the model regulation is adopted. As a result of these regulatory changes, it will likely be difficult for us to establish new captive financing arrangements on a basis consistent with past practices. As a result of these restrictions on financing redundant reserves, the implementation of new captive structures in the future could be less capital-efficient, could lead to lower product returns or increased product pricing or could result in reduced sales of certain products.

As of year-end 2016, we completed a captive statutory reserve financing transaction covering substantially all our existing Regulation XXX term life insurance business in conformity with Updated AG 48. As a result of such transaction, we were able to release approximately $300 million in Regulation XXX reserves. While we no longer write term life insurance business subject to Regulation XXX at this time, we may acquire Regulation XXX and Guideline AXXX business in the future. In this connection, we may not be successful in implementing reinsurance, capital management or captive structures to mitigate any excessive levels of reserves, as a result of market conditions or otherwise, if the negative impact on our capital position was to reach a level where we desired to take such actions.

It is unclear what additional actions and regulatory changes will result from the continued scrutiny of captive reinsurers and reform efforts by the NAIC and other regulatory bodies. The NAIC is evaluating changes to accounting rules regarding surplus notes with linked assets, a structure used in certain captive reserve financing transactions, and we are monitoring for any changes that could impact our statutory financial statements. If state insurance regulators determine to restrict our use of captive reinsurers, it could require us to increase statutory reserves, incur higher operating or tax costs or reduce sales. If we are unsuccessful or unable to finance these non-economic reserves, our business, financial condition, results of operations and cash flows could be adversely affected.

We are subject to U.S. federal, state and other securities and state insurance laws and regulations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with those laws, including a failure to have a registered broker-dealer, or changes in those laws could have a material adverse effect on our operations and our profitability.

Federal and state securities laws and regulations apply to insurance products that are also “securities” (including variable annuity contracts), to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts. Such laws and regulations require that we distribute these products through a broker-dealer that is registered with the U.S. Securities and Exchange Commission and certain state securities regulators and is a member of the Financial Industry Regulatory Authority (FINRA). Accordingly, our offering and selling of annuities, and in managing certain proprietary mutual funds associated with those products, are subject to extensive regulation under federal and state securities laws as well as the FINRA rules. Costs related to compliance with these securities laws will be greater than costs for our unregistered products. Due to the increased operating and compliance costs, the profitability of issuing these products is uncertain. Moreover, changes in these laws and regulations could affect the way we conduct our business and the products we sell and could adversely impact our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs.

Changes to comply with new and potential laws or regulations which impose fiduciary or best interest standards in connection with the sale of our products could materially increase our costs, decrease our sales and result in a material adverse impact on our business, financial condition, results of operations and cash flows.

Regulators continue to propose and adopt fiduciary rules, best interest standards and other similar laws and regulations applicable to the sale of annuities. These rules, standards, laws, and regulations generally require advisers providing investment recommendations to act in the client’s best interest or put the client’s interest ahead of their own interest. We face uncertainty regarding the adoption of these rules and regulations and the U.S. Securities and Exchange Commission, the U.S. Department of Labor, and state insurance departments could adopt potentially conflicting or overlapping standards.

Changes in these standards, rules and laws could lead to changes to our compensation practices and product offerings and increase our litigation risk, which could adversely affect our results of operations and financial condition. See “Business—Regulation—Federal Initiatives.”

Risks Related to the Products We Offer and Distribution

Our failure to accurately describe the many features and options of our annuities or to administer the many features and options consistent with their descriptions could adversely impact our business, financial condition, results of operations and cash flows.

Our annuities contain many options and features, and we rely on third-party distributors to describe and explain our products to investors and our customers. There is a risk that we and/or our distributors fail to describe every feature and option in contracts, forms, regulatory filings, marketing literature, and other written descriptions. Any such failure, or any other intentional or unintentional misrepresentation of our products in advertising materials or other external communications, or inappropriate activities by our personnel or third-party distributors, could adversely affect our reputation and business, as well as lead to potential regulatory actions or litigation.

Additionally, U.S. federal income tax law imposes requirements relating to annuity and insurance product design, administration and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code of 1986, as amended (the “Code”). State and federal securities and insurance laws also impose requirements relating to annuity and insurance product design, offering and distribution, and administration. Failure to administer product features in accordance with applicable law, or to meet any of these complex tax, securities or insurance requirements could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, litigation, harm to our reputation or interruption of our operations. If this were to occur, it could adversely impact our business, financial condition, results of operations and cash flows.

Optional guaranteed benefits within certain of our annuities could decrease our earnings, decrease our capitalization, increase the volatility of our financial results, result in higher risk management costs and expose us to increased counterparty risk.

Certain of the annuities we offer, certain in-force annuities we offered historically, and certain annuity risks we assumed historically through reinsurance, include optional guaranteed benefits. Optional guaranteed benefits are designed to offer protection to customers against changes in equity markets and interest rates. The value of these optional guaranteed benefits is affected by market factors, including interest rates, equity values, bond spreads and realized volatility, and customer behavior. Changes in markets could result in the requirement to hold additional reserves with respect to these products, which could negatively impact our liquidity or require us to raise additional capital. An increase in these liabilities would result in a decrease in our net income and depending on the magnitude of any such increase, could cause a material adverse effect on our financial condition, including our capitalization, as well as the financial strength and credit ratings which are necessary to support our product sales.

Additionally, we make assumptions regarding customer behavior at the time of pricing and in selecting and using the optional guaranteed benefits within our products. An increase in the valuation of the liability related to these optional guaranteed benefits could result to the extent emerging and actual experience deviates from these customer option use assumptions. Annually, or as circumstances warrant, we conduct a comprehensive review of our actuarial assumptions, including those assumptions relating to customer behavior, and update assumptions when appropriate. If we update our assumptions based on our actuarial assumption review in future years, we could be required to increase the liabilities we record for future policy benefits and claims to a level that causes a material adverse effect on our business, financial condition, results of operations and cash flows which, in certain circumstances, could impair our solvency. In addition, we have in the past updated our assumptions on customer behavior, which has negatively impacted our net income, and we could be required to implement further updates in the future.

Our use of derivatives may not effectively address the costs of optional guaranteed benefits with the result that such benefits would adversely affect our results and financial position.

Our use of derivative instruments may not effectively offset the costs of optional guaranteed benefits offered within certain of our annuity products or may otherwise be insufficient in relation to our other obligations. Periods of significant and sustained downturns in securities markets, increased equity volatility, reduced interest rates, or deviations in expected customer behavior could increase the cost of executing hedges beyond what was anticipated in the pricing of the products being hedged and could produce economic losses not addressed by the risk management techniques employed. The way we hedge optional guaranteed benefits of our annuities could cause significant variability in our U.S. GAAP accounting results and could have adverse impacts on the level of statutory capital and the RBC ratios of our insurance subsidiaries. These factors, individually or collectively, could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

The terms of our new registered index-linked annuities (RILAs) may not meet customer needs, and we may encounter delays and missed market opportunities if we need to revise those terms, which could negatively affect our revenues, costs and results of operations.

Our registered index-linked annuity (RILA) intends to provide a product that meets the growing demand for RILA products. Creation of the product required the preparation, filing and effectiveness of a registration statement with the SEC. Changes to that product offering may require an amendment to that registration statement, or a new registration statement, which would entail analysis of the needed changes and their effects, a new product description and review by the SEC. Those steps could interrupt and delay the marketing of our product, which could decrease revenues, increase costs, and negatively impact our results of operations.

Competition could adversely affect our market share and financial results, which could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

In some of our markets, we face competitors that are larger, have greater financial resources or greater market share, have better brand recognition, offer a broader range of products, or have higher crediting rates. Our competitors include major stock and mutual insurance companies, mutual fund organizations, banks, and other financial services companies. In recent years, substantial consolidation and convergence among companies in the insurance and financial services industries resulted in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours. These competitors compete with us for customers, distribution partners (such as brokers and independent agents), and employees. Increased consolidation among banks and other financial services companies could create firms with even stronger competitive positions, negatively impact the insurance industry’s sales, increase competition for access to third-party distributors, result in greater distribution expenses and impair our ability to market our annuities to our current customer base or expand our customer base.

We depend on our network of financial advisors in the independent broker-dealer channel for a significant portion of the sales of our annuities. The market for these financial advisors is highly competitive. If our competitors offer annuities that are more attractive than ours, pay higher commission rates to financial advisors than we do or offer a better service experience than we do, these financial advisors may concentrate their efforts in selling our competitors’ products instead of ours.

Some of our competitors may spread their operating costs over a larger in-force block and may absorb greater risk while maintaining their financial strength and credit ratings, thereby allowing them to price their products more competitively. Additionally, we are faced with competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. These competitive pressures could result in increased pricing pressures on our products and services and could harm our ability to maintain or increase our profitability. In addition, if our financial strength and credit ratings are lower than our competitors, we could experience increased surrenders or a significant decline in sales.

The competitive landscape in which we operate could be further affected by government sponsored programs or regulatory changes in the United States and similar governmental actions outside of the United States. Competitors that receive governmental financing, guarantees or other assistance, or that are not subject to the same regulatory constraints could have or obtain pricing or other competitive advantages.

We also face competition from new entrants into our markets or non-traditional or online competitors, many of whom are leveraging digital technology that could challenge the position of traditional financial service companies, including us, by providing new services or creating new distribution channels. We believe competition will intensify across all regions in response to consumer demand, digital and other technological advances, the need for economies of scale and the consequential impact of consolidation, regulatory actions, and other factors. Our ability to generate appropriate returns will depend significantly on our capacity to anticipate and respond appropriately to these competitive pressures. We may not continue to compete effectively, and competitive activity could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

We could experience difficulty in marketing and distributing products.

We distribute our products through a variety of third-party distribution partners. Our agreements with third-party distributors are subject to termination by either party with or without cause. We periodically renegotiate the terms of these agreements, and such terms may not remain attractive or acceptable to us or such third parties. Our distributors could elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, decisions to discontinue a product, failure to create new products, adverse developments in our business or products with features that do not meet minimum thresholds set by the distributor, or developments in laws or regulations that affect our products. If certain key distributors were to terminate their relationship with us or reduce the amount of sales that they produce for us, our business, financial condition, results of operations and cash flows could be adversely affected. Our key distribution partners could merge, consolidate, or change their business models in ways that affect how our products are sold or terminate their distribution contracts with us. New distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank, wire house and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels.

Consolidation of distributors or other industry changes could also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us. Also, if we are unsuccessful in attracting and retaining key distribution associates, including wholesalers, our sales could decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Models, Estimates, Assumptions and Valuations

We rely on complex models to predict behavior, to identify potential risks and to estimate financial performance, which models may be ineffective due to incomplete or inaccurate assumptions or errors in data analysis or interpretation, which could result in materially inaccurate risk assessments and output.

We use complex models to predict customer behavior, to identify potential risks and to estimate financial performance, including market trends. Those models assist us in establishing reserves and derivative positions in respect of liabilities arising from our insurance policies and annuity contracts and to perform a range of operational functions, including the calculation of regulatory or internal capital requirements and determining hedging requirements. Some of these tools form an integral part of our information and decision-making framework.

No model is perfect, and each is highly dependent upon the assumptions used, which, in turn, are dependent upon the empirical and subjective analysis and evaluation of data with respect to customer behavior under different conditions, mortality, policy lapse or surrender, market trends, performance and volatility, and intervening factors, such as large scale disasters and pandemics. There is a significant risk that the underlying data may be incomplete, may contain errors due to the large volume of information collected and processed or the limitations of the tools used in that processing, or be insufficiently predictive of future trends given it historical nature. Further, judgments applied in interpreting that data may be incorrect due to the significant subjective and complex judgments, estimates and assumptions that are involved. The failure of the model to predict trends or outcomes could adversely impact our business, financial condition, results of operations and cash flows.

Our risk management policies and procedures may not be adequate to anticipate, identify, monitor, and manage developing risks, which could leave us exposed to those risks, thus negatively affecting our business, financial condition, results of operations and cash flows.

Many of our methods of managing risk and exposures are based upon our use of historical market and customer behavior or statistics based on historical models. As a result, these methods will not predict infrequent or unexpected future exposures, which could be significantly greater than the historical data indicate, such as the risk of terrorism or pandemics causing a large number of deaths or disruption to the financial markets or economy. Our hedging and reinsurance strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that could prove to be incorrect or prove to be inadequate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date, or properly evaluated. Accordingly, our risk management policies and procedures may not adequately mitigate the risks to our business, financial condition, results of operations and cash flows.

Our analyses of scenarios and sensitivities that we utilize in connection with our variable annuity risk management strategies involve significant estimates based on assumptions and could therefore result in material differences from actual outcomes compared to the sensitivities calculated under such scenarios.

As part of our variable annuity exposure risk management program, we may, from time to time, estimate the impact of various market factors under certain scenarios on our variable annuity distributable earnings or our reserves (collectively, the “market sensitivities”), which are used to guide our assessment of investment and hedging strategies and capital reserves. Any such market sensitivities may use inputs which are difficult to approximate and could include estimates that differ materially from actual results. Any such estimates, or the absence thereof, could be associated with, among other things: (i) basis returns related to equity or fixed income indices,(ii) actuarial assumptions related to customer behavior and life expectancy and (iii) management actions, including changes in investment and hedging activities, that may occur in response to developing facts, circumstances and experience for which no estimates are made in any market sensitivities. Any such estimates, or the absence thereof, could produce sensitivities that could differ materially from actual outcomes and therefore affect our actions in connection with our exposure risk management program. Our liquidity, statutory capitalization, results of operations and financial condition could be adversely affected by a broad range of capital market scenarios, which could materially affect our reserving requirements and, by extension, could materially affect the accuracy of estimates used in any market sensitivities.

If our reserves for future policy benefits and claims are not sufficient, we would be required to increase our reserve liabilities.

We calculate and maintain reserves for estimated future benefit payments to our customers. We release these reserves as those future obligations are extinguished. The reserves we establish necessarily reflect estimates and actuarial assumptions about our expected future experience. These estimates and actuarial assumptions include estimates and assumptions related to future mortality, longevity, interest rates, future equity performance, reinvestment rates, persistency, claims experience and customer elections (i.e., the exercise or non-exercise of rights by customers under the contracts). Examples of customer elections include lapses and surrenders, withdrawals and amounts of withdrawals, and contributions and the allocation thereof. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. Annually, or as circumstances warrant, we conduct a comprehensive review of the assumptions used in connection with the reserve estimation process. Based on this review, reserves may be adjusted with a corresponding benefit or charge to net income. Our future financial results depend upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors affect future experience, including economic, political, and social conditions, inflation, healthcare costs and changes in doctrines of legal liability and damage awards in litigation. The ultimate amounts we will pay for actual future benefits and the timing of those payments is uncertain.

We could face unanticipated losses if there are significant deviations from our assumptions regarding the persistency of our annuity contracts or if mortality rates differ significantly from our pricing expectations.

Our future profitability is based in part upon expected patterns of premiums, expenses and benefits using a number of assumptions, including those related to the probability that a policy or contract will remain in force from one period to the next, or persistency or mortality. It is not possible to precisely predict persistency or mortality, and actual results could differ significantly from assumptions. The effect of persistency on profitability varies for different products. For certain products, actual persistency that is lower than assumptions could have an adverse impact on future profitability. In addition, we could also be forced to sell investments at a loss to fund withdrawals. For some life insurance and variable annuities, actual persistency in later policy durations that is higher than assumed persistency could also have a negative impact on profitability. If these policies remain in force longer than assumed, we could be required to make greater benefit payments than we had anticipated when we priced these products. In addition, we set prices and initial crediting rates for our annuities based upon expected claims and payment patterns, using assumptions for, among other factors, the persistency and mortality rates of our customers. Significant deviations in experience from assumptions regarding persistency and mortality rates could have an adverse effect on our business, financial condition, results of operations and cash flows.

The subjective determination of the amount of allowances and impairments taken on our investments could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

The manner of determining the amount of allowances and impairments varies by investment type and is based upon our evaluation and assessment of known and inherent risks associated with the respective asset class. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. Management’s judgments, as reflected in our financial statements, may not be an accurate estimate of the actual and eventual diminution in realized value. Historical trends may not be indicative of future impairments or allowances. Furthermore, we may need to take additional impairments or provide for additional allowances in the future, which could cause a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 4 of Notes to Consolidated Financial Statements for further information.

The returns that we expect to achieve on our investment portfolio may not be realized.

We make certain assumptions regarding our future financial performance which are embedded within our pricing process and other models upon which our financial reporting is based, including reserve and DAC related models. Included within these assumptions are estimates regarding the level of returns to be achieved on our investment portfolio. These returns are subject to market and other factors and may not ultimately be achieved. Actual results may differ, perhaps significantly, from our current expectations. To the extent that such differences occur, our future financial performance may be materially and adversely different than that communicated in this Form 10-K and elsewhere.

Risks Related to Counterparty Performance and Reinsurance

Our use of financial derivative transactions to hedge risks associated with our operations exposes us to counterparty credit risk that could adversely affect us.

We use derivatives primarily as part of our financial risk management strategy, principally to manage the inherent equity market and interest rate risk associated with the optional guaranteed benefits embedded in those products. Derivative contracts, primarily composed of futures and options on equity indices and interest rates, are an essential part of our program and are selected to provide a measure of economic protection. These transactions are designed to manage the risk of a change in the value, yield, price, cash flows or degree of exposure with respect to assets, liabilities, or future cash flows that we have acquired or incurred. For information regarding notional amounts on our derivative instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments—Derivative Instruments.” We manage the potential credit exposure for derivative contracts through evaluation of the credit worthiness of counterparties, the use of ISDA and collateral agreements, and master netting agreements. If our counterparties fail or refuse to honor their obligations under the derivative contracts, we may not be able to realize the full market value of the derivatives if that value exceeds the amount of collateral held at the time of failure. Any such failure or refusal could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Our transactions with financial and other institutions generally specify the circumstances under which either party is required to pledge collateral related to any change in the market value of the derivatives contracts. The amount of collateral, or variation margin, we are required to post under these agreements could increase under certain circumstances, which could adversely affect our liquidity. We invest on a short-term basis the cash collateral pledged to us by our derivative counterparties in unsecured money market and prime funds, which exposes us to the credit risk of the financial institutions where we invest funds received as collateral. Additionally, the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and other regulations could increase the need for liquidity and for the amount of collateral assets in excess of current levels, further exacerbating these risks.

In a period of market or credit stress, derivative counterparties may take a more conservative view of their acceptable credit exposure to us, resulting in reduced capacity to execute derivative-based hedges when we need it most. Similarly, a downgrade in our credit ratings could cause counterparties to limit or reduce their exposure to us and thus reduce our ability to manage our market risk exposures effectively during times of market stress.

Our use of reinsurance to mitigate a portion of the risks that we face exposes us to counterparty credit risk that could adversely affect us.

We use reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force annuity and life insurance products with regard to longevity and mortality risks, in certain of our annuities with regard to the GMIB features, and the in-force fixed annuities and fixed index annuities ceded to Athene. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject.

We remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that a reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. Despite these measures, the inability or unwillingness of a reinsurer to meet its obligations to us, or the inability to collect under our reinsurance treaties for any other reason, could cause a material adverse impact on our business, financial condition, results of operations and cash flows. In connection with the Athene Reinsurance Transaction, Apollo Insurance Solutions, an affiliate of Athene, manages all the assets held in the related funds withheld account. Since this arrangement with Athene involves reinsurance of substantially all of our in-force fixed annuities and fixed index annuities, it covers a larger volume of business than would a traditional reinsurance agreement, thereby exposing us to a large concentration of credit risk with respect to Athene. See “Certain Relationships and Related Party Transactions.”

The difficulties faced by other financial institutions could adversely affect us.

Many of our transactions expose us to credit risk in the event of default of our counterparty or client. In addition, with respect to credit transactions in which we acquire a security interest in collateral owned by the borrower, our credit risk could be exacerbated when the collateral cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to financial institutions in the form of unsecured debt instruments, derivative transactions, reinsurance and underwriting arrangements, unsecured money market and prime funds and equity investments. Losses or impairments to the carrying value of these assets could cause a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, an insolvency of, or the appointment of a receiver to rehabilitate or liquidate, a significant competitor could negatively impact our businesses if such appointment were to impact consumer confidence in our products and services.

Risks Related to Our Information Technology and Other Operational Matters

Adverse outcomes from the operational risks inherent in our business, and those of our material outsourcing partners, could disrupt our business, and have a negative impact on our business, financial condition, results of operations and cash flows.

Operational risks are inherent to our businesses and include direct or indirect losses resulting from inadequate or failed internal and external processes, systems or deliberate human actions, inactions, or error. Our policies and procedures may not be fully effective in identifying, monitoring, or mitigating our risk exposure against all types of risk. We also face exposure from fraud, the effects of natural or man-made catastrophic events (such as natural disasters, pandemics, cyber-attacks, acts of terrorism, civil unrest, and other catastrophes), and other external events. These risks could also adversely impact us through our distribution partners and our partners that provide outsourcing, policy administration, external technology, data hosting and other services.

Exposure to such events could impact our operational resilience and ability to perform necessary business functions by disrupting our systems, operations, new business sales and renewals, distribution channels and services to customers, or result in the loss of confidential or proprietary data. Such events, as well as any weaknesses in administration systems (such as those relating to customer records) or actuarial reserving and hedging processes, legal and regulatory sanctions, decreased profitability, financial loss, adverse changes in policyholder behavior, could damage our reputation and relationship with our customers and business partners.

We rely on the performance and operations of a number of third-party distribution, policy administration, outsourcing (including external technology and data hosting), and service partners. These include back office support functions, such as those relating to information technology infrastructure, development and support, and customer facing operations and services, such as product distribution and services (including through digital channels) and investment operations. This creates reliance upon the resilient operational performance of these partners and requires the implementation and oversight of policies and procedures to ensure that we are not unduly subjected to reputational, financial, or other risks attributable to such third parties. Failure to adequately oversee our third-party partners, or the failure of a partner (or of its information technology and operational systems and processes) could result in significant disruption to business operations and customers and could have adverse reputational, regulatory and legal implications, and thus could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

A failure to maintain high standards of corporate governance may adversely impact our business, customers, and employees, through poor decision-making or oversight of key risks. Poor governance may arise where key governance committees have a lack of diversity, skills, or experience in their members or unclear (or insufficient) oversight responsibilities and mandates. Further, a failure to manage the risks associated with environmental, social and governance matters may adversely impact our reputation and brand, ability to attract and retain customers and staff, to deliver on our long-term strategy and our results of our operations and long-term financial success. See “Business— Environmental, Social and Governance.”

Our information technology systems could fail, which could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business operations depend on the ability to process large numbers of transactions for numerous and diverse products, which requires the effective operation of our information technology systems. We employ a large number of complex and interconnected information technology and finance systems, models, and user developed applications in our processes to support our business operations. We also have arrangements in place with third-party suppliers and other service providers through which we share and receive information. The performance of our core business activities and the uninterrupted availability of services to customers rely significantly on, and require significant investment in, information technology infrastructure and security, system development, data governance and management, compliance, as well as other supporting operational systems, personnel, controls and processes.

We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses, and maintaining financial records. Our information technology systems, and those of our outside vendors and service providers, are vulnerable to physical or electronic intrusions, computer viruses, ransomware or other attacks, programming errors and disruption from similar events. The large number of transactions we process makes it highly likely that errors will occasionally occur. Furthermore, the failure of these systems for any reason could cause significant interruptions to our operations, make it difficult to recover critical services, damage assets, and compromise the integrity and security of data.

Our information technology systems, and those of our outside vendors and service providers, are vulnerable to physical or electronic intrusions, computer viruses, ransomware or other attacks, programming errors and disruption from similar events.

We are exposed to the increasing risks of attempts to disrupt the availability, confidentiality and integrity of our information technology systems, which could result in disruption to key operations. This could result in reputational damage and direct or indirect financial loss. The cybersecurity threat continues to evolve globally in sophistication, frequency of attacks and potential significance. Our market profile and growing customer interest in interacting with their financial services providers, through the internet and social media, could also increase the likelihood of us being a target by cyber criminals. We have been, and likely will continue to be, subject to potential damage from computer viruses, attempts to access confidential information, including customer data, and cybersecurity attacks such as “denial of service” attacks, phishing, sophisticated and automated attacks, and other disruptive software campaigns. Our security measures, including information security policies, administrative, technical, and physical controls, employee training and other preventative actions may not fully protect us from such events.

During times of significant change, the resilience and operational effectiveness of these systems and processes could be adversely impacted. In particular, we are increasing use of emerging technological tools and digital services and forming strategic partnerships with third parties to provide these capabilities. A failure to implement appropriate governance and management of the incremental operational risks from emerging technologies could adversely impact our business, financial condition, results of operations and cash flows. New and currently unforeseeable regulatory issues could also arise from the increased use of emerging technology, data, and digital services.

A material failure or breach of our information technology systems, or those of our third-party suppliers and other service providers, could result in a material adverse effect on our business, financial condition, results of operations and cash flows as well as loss of trust from our customers and employees, reputational damage and potential legal and regulatory liability.

Increased cybersecurity threats and computer crime also pose a risk of litigation, regulatory investigations, and other penalties. Data privacy is subject to frequently changing rules and regulations regarding the handling of personal data. Any breach in the security of our information technology systems could result in the disclosure or misuse of confidential or proprietary business information, including sensitive customer, supplier, or employee information maintained in the ordinary course of our business. Any such event, or any failure to comply with these data privacy requirements or other laws in this area, could cause damage to our reputation, or loss of revenue and could result in legal liability or penalties. In addition, we could incur large expenditures to investigate, remediate, and recover networks or information systems and protect against similar future events.

Failure to protect the confidentiality of customer information or proprietary business information could adversely affect our reputation and cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business and relationships with customers depend on our ability to maintain the confidentiality of our customers’ proprietary business and confidential information (including customer transactional data and personal information about our distribution partners and customers).The risks of failing to secure data and misusing data are increased by the use of emerging technological tools that increase the volume of data that we collect and process.

Pursuant to federal laws, various federal agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Any compromise of our information technology systems or of the third-party partners' systems that results in the unauthorized access or disclosure of nonpublic personally identifiable or proprietary business information could damage our reputation in the marketplace, deter investors from purchasing our products, subject us to civil liability and require us to incur significant technical, legal and other expenses. New and currently unforeseeable regulatory issues could also arise from the increased use of emerging technology, data, and digital services.

We retain confidential information in our information systems and in cloud-based systems (including customer transactional data and personal information about our distribution partners, customers, and our own employees). We rely on commercial technologies and third parties to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information systems, or the cloud-based systems we use, could access, view, misappropriate, alter or delete any information in the systems, including personally identifiable customer information and proprietary business information. It is possible that an employee, contractor, or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. Our employees, distribution partners and other third-party partners use portable computers or mobile devices that could contain similar information to that in our information systems, and these devices have been and could be lost, stolen or damaged. Any compromise of the security of our information technology systems that results in the unauthorized disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to civil and criminal liability and require us to incur significant technical, legal and other expenses, any of which could cause a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our inability to recruit, motivate and retain key employees and experienced and productive employees could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business depends on our ability to attract, motivate, and retain highly skilled, and often highly specialized, technical, investment, actuarial, managerial, and executive personnel. Intense competition exists for key employees with demonstrated abilities, and we may be unable to retain or hire such employees. For example, we rely upon the knowledge and experience of employees with technical expertise to provide sound operational controls for our overall enterprise, including the accurate and timely preparation of required regulatory filings and U.S. GAAP and statutory financial statements and operation of internal controls. Our success also depends on the continued service of our key senior management team, including executive officers and senior managers. The unexpected loss of services of one or more of our key employees could have a material adverse effect on our operations due to their skills, knowledge of our business, their years of industry experience and the potential difficulty in promptly finding qualified replacement employees.

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

We may be unable to retain key employees or identify and attract suitable replacements for various reasons, including if we do not maintain responsible, diverse, and inclusive working practices. Our succession plans may not operate effectively, and our compensation plans may not be effective in helping us retain our key employees, the loss of one or more of whom could cause a material adverse effect on our business, financial condition, results of operations and cash flows. Intense competition exists generally and among insurers and other financial services companies for highly skilled and experienced employees. Further, heightened competition for talent and skilled employees in localities in which we operate could limit our ability to grow our business in those localities as quickly as planned.

Misconduct by our employees or business partners could expose us to significant legal liability and reputational harm.

Past or future misconduct by our employees, agents, and intermediaries, representatives of our broker-dealer subsidiaries or employees of our distribution partners could result in violations of law by us or our subsidiaries, regulatory sanctions and serious reputational or financial harm, and the precautions we take to prevent and detect this activity may not be effective. Actions taken by our employees outside of the scope of their employment and unrelated to our business could cause reputational harm to us.

This could include a failure to consider the rights, diversity and interests of the people and communities in which we or our business partners operate despite our robust controls and procedures. It is possible that our compensation policies and practices could inadvertently incentivize or fail to dis-incentivize excessive or inappropriate risk taking. If our employees take excessive or inappropriate risks, those risks could harm our reputation, subject us to significant civil or criminal liability and require us to incur significant technical, legal, and other expenses.

Risks We Face as a New Public Company

Our management discovered a material weakness in our disclosure controls and procedures and internal control over financial reporting, which resulted in a restatement of our previously issued 2020 annual financial statements.

We continue to prepare our compliance readiness for Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and will be required to provide management’s report on internal control over financial reporting as of the filing of our second annual report currently expected in 2023. Public Company Accounting Oversight Board Auditing Standard 2201 “An Audit of Internal Control Over Financial Reporting That is Integrated with An Audit of Financial Statements” states that the restatement of previously issued financial statements to reflect the correction of a material misstatement is an indicator of a material control weakness. We described in Note 2—Restatement of Previously Issued Financial Statements to our audited financial statements included in our registration statement on Form 10 the background to the restatement of our audited financial statements for the year ended December 31, 2020. Our management concluded that the restatement resulted from a material weakness in our internal control over financial reporting as of December 31, 2020. In addition, our management identified the need for stronger controls when assessing the accounting for significant and unusual transactions that involve a high degree of judgment and complexity, along with the need for additional technical U.S. generally accepted accounting principles (GAAP) accounting expertise.

Although our management has taken significant steps to remediate this material weakness, our management can give no assurance yet that all the measures it has taken will on a permanent and sustainable basis remediate the material weakness in our disclosure controls and procedures and internal controls over financial reporting or that any other material weaknesses or restatement of financial results will not arise in the future. While we are taking the necessary steps to implement a robust Sarbanes-Oxley (SOX) program in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, if we are unable to implement these requirements in the stipulated timeframe, we will not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

Our historical consolidated financial data are not necessarily representative of the results we would have achieved as a fully independent company and are not a reliable indicator of our future results.

Our historical consolidated financial data included in this Form 10-K do not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a separate company during the periods presented or those we will achieve in the future. For example, we adjusted our capital structure to more closely align with peer U.S. public companies. As a result, financial metrics that are influenced by our capital structure are not necessarily indicative for historical periods of the performance we achieve as a newly independent company. Significant increases may occur in our cost structure as a result of the Demerger, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act. See “Consolidated Financial Statements.” As a result of these matters, among others, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

We describe in Note 2—Restatement of Previously Issued Financial Statements to our audited financial statements, included in our previously filed Form 10, the background to the restatement of our audited financial statements for the year ended December 31, 2020. Our management has concluded that the restatement resulted from a material weakness in our internal control over financial reporting as of December 31, 2020.

Our historical growth rates may not be indicative of our future growth, and we may not be able to identify attractive growth opportunities.

Our historical growth rates may not reflect our future growth rates. Our future growth depends on our ability to continue to offer and sell products that investors and our distribution partners find attractive. We may not be able to identify opportunities to grow our business by developing new products and entering new markets. With future growth, our returns may not be as favorable as our historic returns. If we are unable to find profitable growth opportunities, it will be more difficult for us to continue to grow, which could negatively affect our business, financial condition, results of operations and cash flows.

We will be required to disclose in our periodic reports filed with the SEC transactions engaged in by our “affiliates” with restricted parties.

The Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires companies subject to U.S. Securities and Exchange Commission reporting obligations to disclose in their periodic reports specified dealings or transactions involving individuals and entities targeted by certain Office of Foreign Assets Control (“OFAC”) sanctions engaged in by the reporting company or any of its affiliates. In some cases, reporting companies are required to disclose these types of transactions even if the transactions would otherwise be permissible under U.S. law. Reporting companies are required to separately file with the SEC a notice that such activities have been disclosed in the relevant periodic report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and to determine whether fines, penalties or other reprimands should be imposed. Under the Exchange Act, we would be required to report if we or any of our “affiliates” knowingly engaged in certain specified activities in non-compliance with OFAC sanctions. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. Because Prudential plc owns shares of our Class A common stock representing approximately 18.5% of the total voting power of our common stock, we may be required to disclose certain activities undertaken by Prudential plc and its affiliates involving individuals and entities targeted by OFAC sanctions. Disclosure of such activities, even if such activities are not subject to sanctions under applicable law, and any fines, penalties or other reprimands actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

Our efforts to meet Environmental, Social, and Governance (“ESG”) standards and to enhance the sustainability of our businesses may not meet investors’ or regulators’ expectations. Some of our customers, prospective investors, or shareholders, or those considering such a relationship with us, may evaluate our business or other practices according to a variety of ESG standards and expectations.

Some of our regulators have proposed ESG rules or announced that they intend to review our practices against ESG standards; others may yet do so. Our investors or others may evaluate our practices by ESG criteria that are continually evolving and not always clear. These standards and expectations may also reflect contrasting or conflicting values or agendas. Our decisions or priorities must also necessarily and simultaneously, consider our business goals and interests. We define our own corporate purpose, in part, by the sustainability of our practices and our impact on all our stakeholders. Our practices may not change in the way or at the rate all or any stakeholders expect. As a result, our efforts to conduct our business in accordance with some or all these expectations may involve compromises, at least in the short run. We may fail to meet our ESG commitments or targets. Our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not be completely effective or satisfy investors, regulators, or other stakeholders. We may face adverse regulatory, investor, or other public stakeholder scrutiny resulting in business, reputational, or legal challenges.

Risks Related to the Demerger and our Separation from Prudential plc

The existence and disposition of Prudential’s retained equity interest in us could affect the market price of our Class A common stock.

Prudential plc holds approximately 18.5% of Jackson's outstanding Class A common stock. Prudential has stated its intent to monetize a portion of those shares for cash proceeds within 12 months following the September 2021 completion of the Demerger, such that Prudential expects to own less than 10% of the total combined voting power of Jackson’s common stock at the end of such period. There can be no assurance regarding the method by which Prudential will dispose of its remaining interest in us or the timing thereof. Further, the disposition by Prudential of its remaining ownership interest in us may be subject to various conditions, including receipt of any necessary regulatory and other approvals, the existence of satisfactory market conditions, and the confirmation of credit and financial strength ratings. These conditions may not be satisfied, or Prudential plc may decide for any other reason to retain its ownership interest in us for an extended period of time.

Prudential and Athene will have influence over us as large shareholders and could pursue business interests or exercise their voting power as shareholders in ways that are detrimental to us or our other shareholders.

Prudential plc and Athene Holding Ltd., respectively, own approximately 18.5% and 9.9%, of the total combined voting power of Jackson’s common stock as of December 31, 2021. As large shareholders, Prudential and Athene are able to influence matters requiring shareholder approval, including the election and removal of directors and any merger or other significant corporate transactions we may undertake. The interests of Prudential or Athene could conflict with our interests or the interests of our other shareholders. Prudential, Athene, and their respective affiliates could pursue business interests, acquisition opportunities, or exercise their voting power as shareholders of our Company in ways that are detrimental to us or to our other shareholders. Conflicts of interest could also arise between Athene and us with respect to the Athene Reinsurance Transaction or future transactions we may engage in with Athene. In addition, because of our relationships with Prudential and Athene, adverse publicity, increased regulatory scrutiny or investigations by regulators or law enforcement agencies involving Prudential or Athene could have a negative impact on us.

Prudential and its affiliates provide a significant amount of PPM’s assets under management and, if they choose to terminate their investment advisory agreements, it could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Prudential plc and its affiliates are significant clients of PPM America, Inc (PPM). Prudential and its affiliates represent $28 billion of assets under management or 36% of PPM’s total assets under management. PPM’s investment management agreements with Prudential and its affiliates are terminable at any time or on short notice by either party, and Prudential and its affiliates are not under any obligation to maintain any level of assets under management with PPM. If Prudential and its affiliates were to terminate their investment management agreements with PPM, it could cause material disruption in the operations and investment advisory capabilities of PPM, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Mutual indemnities have been given under the Demerger Agreement by Prudential and the Company. If Prudential failed to honor its indemnity to us, or we were called upon to indemnify Prudential, this could have a material adverse effect on our financial condition and/or results.

Our Demerger Agreement with Prudential contains, among other provisions, mutual indemnities under which Prudential indemnifies us against liabilities arising in respect of the Prudential Group (other than the Company’s business) and the Company indemnifies the Prudential Group against liabilities arising in respect of the business carried on us. If Prudential were to fail to pay an indemnity amount owed to us, or we were called upon to make an indemnity payment to Prudential, we could experience a material adverse effect upon our financial condition, results of operations or cash flows.

General Risk Factors

We face risks arising from acquisitions or other strategic transactions.

We have made acquisitions in the past and may pursue further acquisitions or other strategic transactions, including reinsurance, dispositions, and joint ventures, in the future. We face a number of risks arising from acquisition transactions, including difficulties in assimilating and retaining employees and intermediaries, incur unforeseen liabilities that arise in connection with the acquired businesses, or face unfavorable market conditions that could negatively impact our expectations for the acquired businesses. Furthermore, strategic transactions could require us to increase our leverage or, if we issue shares to fund an acquisition, would dilute the holdings of the existing shareholders. These risks could prevent us from realizing the expected benefits from acquisitions and could result in the impairment of goodwill and other intangible assets recognized at the time of acquisition. In addition, our strategy of complementing our organic growth by exploring opportunities for acquisitions could be materially and adversely affected by the increasingly competitive nature of the life insurance and annuity merger and acquisition market and the increased participation of non-traditional buyers in the life insurance and annuity merger and acquisition market.

We are exposed to risks related to natural and man-made disasters and catastrophes, diseases, epidemics, pandemics, malicious acts, terrorist acts, civil unrest, and global climate change.

The risk of catastrophic mortality, such as from a pandemic, civil unrest, an act of terrorism, a natural disaster or other event that causes a large number of deaths or injuries. The likelihood, timing and severity of pandemics, significant epidemics, and outbreaks of disease cannot be predicted. Additionally, the impact of global climate change could cause changes in weather patterns, resulting in more severe and more frequent natural disasters, which could lead to unanticipated problems with our business continuity plans and thereby cause a material adverse effect on our business, financial condition, results of operations and cash flows. Our ability to conduct business could be adversely affected by a disruption in the infrastructure that supports our operations and the communities in which they are located. This could include a disruption involving electrical, communications, transportation, or other services we use or that third parties with whom we conduct business use, and we may not be able to successfully implement contingency plans.

Lastly, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. As a result, our ability to write new business could also be affected. These events could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

The insurance that we maintain may not fully cover all potential exposures.

We maintain various insurance policies, but such insurance may not cover all risks associated with the operation of our business. Our coverage is subject to exclusions and limitations, including higher self-insured retentions or deductibles and maximum limits and liabilities covered. In addition, from time to time, various types of insurance may not be available on commercially acceptable terms or, in some cases, at all. We are potentially at additional risk if one or more of our insurance carriers are unable to remain solvent, may not fulfill their obligations, or fail. In the future, we may not be able to obtain coverage at current levels without a significant increase in premium, if at all. Certain claims may not be covered by our insurance policies or, if covered, could exceed the limits of available insurance coverage.

The market price of our Class A common stock could be volatile and could decline.

Stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations could adversely affect the trading price of our Class A common stock. In addition, the market price of our Class A common stock could fluctuate significantly due to, among other factors, our results of operations and any capital markets activities, investors’ perceptions of us relative to other companies in the insurance industry and other industries, and any related actions on the part of regulators or rating agencies.

Anti-takeover provisions in our Certificate of Incorporation and By-laws could discourage, delay, or prevent a change of control of our Company and could affect the trading price of our Class A common stock.

Our certificate of incorporation and our by-laws contain provisions that could discourage, delay, or prevent a change in our management or control over us that shareholders consider favorable. For example, our Certificate of Incorporation and By-laws collectively:
•authorize the issuance of shares of Class A common stock to create voting impediments or to frustrate persons seeking to effect a takeover or gain control;
•authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;
•prohibit shareholder action by written consent, thereby requiring all actions to be taken at a meeting of the shareholders; and
•establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our shareholders.

These provisions could prevent our shareholders from receiving the benefit from any premium to the market price of our Class A common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions could adversely affect the prevailing market price of our Class A common stock if the provisions are viewed as discouraging takeover attempts in the future.

Our certificate of incorporation and bylaws could also make it difficult for shareholders to replace or remove our management. Furthermore, the existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of Class A common stock. These provisions could facilitate management entrenchment that could delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our shareholders.

Applicable insurance laws could make it difficult to effect a change of control of our Company.

The insurance laws and regulations of the various states in which our insurance subsidiaries are organized could delay or impede a business combination involving us. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. These regulatory restrictions could delay, deter, or prevent a potential merger or sale of our company, even if our board of directors decides that it is in the best interests of shareholders for us to merge or be sold. These restrictions also could delay sales by us or acquisitions by third parties of our insurance subsidiaries.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware or the federal courts, as applicable, as the sole and exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or shareholders.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any of our current or former directors, officers, other employees, agents or shareholders,

(iii) any action asserting a claim arising out of or under the Delaware General Corporation Law (DGCL), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware (including, without limitation, any action asserting a claim arising out of or pursuant to our certificate of incorporation or our bylaws) or (iv) any action asserting a claim that is governed by the internal affairs doctrine. Unless we consent to an alternative forum, the federal district courts of the U.S. will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws and the rules and regulations thereunder, and the rules and regulations thereunder. Neither this provision nor the exclusive forum provision will mean that shareholders have waived our compliance with federal securities laws and the rules and regulations thereunder. The choice of forum provisions in our certificate of incorporation will limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or any of our current or former directors, officers, other employees, agents or shareholders, which could discourage lawsuits with respect to such claims. Or, a court could determine that the exclusive forum provision is unenforceable. If a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable to, or unenforceable in respect of, one or more specified types of actions and proceedings, we could incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently own and occupy the buildings comprising our corporate headquarters campus and related properties in Lansing, Michigan as well as our regional headquarters in Franklin, Tennessee. We also have leases for the following offices:

•District of Columbia under a lease that expires in 2029;
•Chicago, Illinois under a lease that in expires in 2029;
•Schaumburg, Illinois under a lease that expires in 2025; and
•East Lansing, Michigan under a lease that expires in 2024.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. All of our offices include operations across all of our reporting segments.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see Note 14 to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Jackson Financial's Class A common stock is listed on the NYSE under the symbol, "JXN", and began trading on September 20, 2021. Prior to that date, there was no public trading market for our Class A common stock. On February 14, 2022, the approximate number of shareholders of record at the close of business on that date was 33,000.

Equity Compensation Plans

Our table of equity compensation plans will be included in the definitive proxy statement for the Company's 2022 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (2)
October 1, 2021 - October 31, 2021	—	$—	—	$300
November 1, 2021 - November 30, 2021	1,461,626	$34.31	1,461,626	$250
December 1, 2021 - December 31, 2021 (1)	4,317,023	$37.25	4,317,023	$89
Total	5,778,649		5,778,649

(1) Includes repurchases of 2,242,516 shares and 1,134,767 shares under Class A common stock repurchase agreements with Prudential and Athene, respectively.
(2) On November 8, 2021, our Board of Directors authorized a share repurchase program of JFI's Class A common stock of up to $300 million. On February 28, 2022, our Board of Directors authorized an increase of $300 million to the existing share repurchase authorization.

Common Stock Performance Graph

The graph and table, below, compare the total return on our Class A common stock with the total return on the S&P Global Ratings (“S&P”) 500, S&P 500 Insurance, and S&P 500 Financials indices, respectively, between September 20, 2021 (the date that our Class A common stock commenced regular way trading on the NYSE) through December 31, 2021. The graph and table show the total return on a hypothetical $100 investment in our Class A common stock shares and in each index, respectively, on September 20, 2021, including the reinvestment of all dividends.

	9/20/2021	9/30/2021	10/31/2021	11/30/2021	12/31/2021
Jackson Financial Inc.	100	99.62	103.72	121.30	160.27
S&P 500 Index	100	98.85	105.68	104.80	109.37
S&P 500 Insurance Index	100	100.45	107.35	101.20	107.51
S&P 500 Financial Index	100	102.59	109.90	103.54	106.77

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

This executive summary highlights selected information and may not contain all of the information that is important to you. You should read this Annual Report on Form 10-K in its entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

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

We offer a diverse suite of annuities to retail investors in the U.S. Our variable annuities have been among the best-selling products of their kind in the U.S. primarily due to the differentiated features we offer as compared to our competitors, in particular the wider range of investment options and greater freedom to invest across multiple investment options. We also offer fixed index annuities and fixed annuities. In the fourth quarter of 2021, our primary life insurance subsidiary, Jackson National Life Insurance Company and its insurance subsidiaries (“Jackson”) successfully launched Market Link ProSM and Market Link Pro AdvisorySM, its commission and advisory based suite of registered index-linked annuities ("RILA"). Also in the fourth quarter of 2021, we entered the Defined Contribution market as a carrier in the AllianceBernstein Lifetime Income Strategy ("AllianceBernstein").

We manage our business through three segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report certain activities and items that are not included in these segments, including the results of PPM Holdings, Inc., the holding company of PPM,, which manages the majority of our general account investment portfolio, in Corporate and Other. See Note 3 to Consolidated Financial Statements for further information on our segments.

There are several significant recent events involving us, including:

•Demerger from Prudential plc: We were previously a majority-owned subsidiary of Prudential plc (“Prudential”), London, England and served as the holding company for its U.S. operations. The demerger, or separation, from Prudential was completed on September 13, 2021 ("Demerger"), and we are no longer a majority-owned subsidiary of Prudential. Prudential retained an equity interest in us, which represents 18.4% of our outstanding Class A common stock and Class B common stock as of December 31, 2021.

•Common Stock Reclassification: On September 9, 2021, Jackson Financial effected a 104,960.3836276-for-1 stock split of its Class A common stock and Class B common stock by way of a reclassification of its Class A common stock and Class B common stock. All share and earnings per share information presented in this Report have been retroactively adjusted to reflect the stock split.

•Athene Transactions: On June 18, 2020, Jackson announced that it had entered into a funds withheld coinsurance agreement (the “Athene Reinsurance Agreement”) with Athene Life Re Ltd. (“Athene”) effective June 1, 2020 to reinsure on 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission (the “Athene Reinsurance Transaction”). As a result, we hold various investments whose economic performance accrues to Athene but is reported in our financial statements. In July 2020, Athene invested $500 million of capital into the Company for an equity interest. In August 2020, the Company contributed the $500 million, as a capital contribution to Jackson. On December 13, 2021, Athene converted a total of 725,623 shares of its Class B common stock to Class A common stock on a one-for-one basis. Athene has an equity interest in us, which represents a 10.6% economic interest and a 9.9% voting interest of our outstanding Class A common stock and Class B common stock as of December 31, 2021. On February 1, 2022,

Athene converted the remaining 638,861 shares of its Class B common stock to Class A common stock on a one-for-one basis.

Our GAAP results are affected by the potential variability associated with our amortization of deferred acquisition costs and the fact that our use of derivatives does not qualify for GAAP deferral, meaning that the derivatives are marked to market each reporting period. See “Critical Accounting Estimates” for more information.

Also, an understanding of several key operating measures, including sales, account value, net flows, benefit base and AUM, is helpful to evaluating our results. See “Key Operating Measures” below. Finally, we are affected by various economic, industry and regulatory trends, which are described below under “Macroeconomic, Industry and Regulatory Trends.”

Impact of Recent Accounting Pronouncements

For a complete discussion of new accounting pronouncements affecting us, see Note 2 to Consolidated Financial Statements.

Non-GAAP Financial Measures

In addition to presenting our results of operations and financial condition in accordance with U.S. GAAP, we use and report, selected non-GAAP financial measures. Management believes that the use of these non-GAAP financial measures, together with relevant U.S. GAAP financial measures, provides a better understanding of our results of operations, financial condition and the underlying performance drivers of our business. These non-GAAP financial measures should be considered supplementary to our results of operations and financial condition that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for the U.S. GAAP financial measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Consequently, our non-GAAP financial measures may not be comparable to similar measures used by other companies. These non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Adjusted Operating Earnings

Adjusted Operating Earnings is an after-tax non-GAAP financial measure, which we believe should be used to evaluate our financial performance on a consolidated basis by excluding certain items that may be highly variable from period to period due to accounting treatment under U.S. GAAP or that are non-recurring in nature, as well as certain other revenues and expenses that we do not view as driving our underlying performance. Adjusted Operating Earnings should not be used as a substitute for net income as calculated in accordance with U.S. GAAP. However, we believe the adjustments to net income are useful for gaining an understanding of our overall results of operations.

Adjusted Operating Earnings equals our net income adjusted to eliminate the impact of the following items:

•    Fees Attributable to Guarantee Benefits: fees earned in conjunction with guaranteed benefit features offered for certain of our variable annuities and fixed index annuities are set at a level intended to mitigate the cost of hedging and funding the liabilities associated with such guaranteed benefit features. The full amount of the fees attributable to guaranteed benefit features have been excluded from Adjusted Operating Earnings as the related net movements in freestanding derivatives and net reserve and embedded derivative movements, as described below, have been excluded from Adjusted Operating Earnings. This adjusted presentation of our earnings is intended to directly align revenue and related expenses associated with the guaranteed benefit features;

•    Net Movement in Freestanding Derivatives, except earned income (periodic settlements and changes in settlement accruals) on derivatives that are hedges of investments, but do not qualify for hedge accounting treatment: changes in the fair value of our freestanding derivatives used to manage the risk associated with our life and annuity reserves, including those arising from the guaranteed benefit features offered for certain of our variable annuities and fixed index annuities. Net movements in freestanding derivatives have been excluded from Adjusted Operating Earnings as the market value of these derivatives may vary significantly from period to period as a result of near-term market conditions and therefore are not directly comparable or reflective of the underlying performance of our business;

•    Net Reserve and Embedded Derivative Movements: changes in the valuation of certain life and annuity reserves, a portion of which are accounted for as embedded derivative instruments, and which are primarily composed of variable and fixed index annuity reserves, including those arising from the guaranteed benefit features offered for certain of our variable annuities. Net reserve and embedded derivative movements have been excluded from Adjusted Operating Earnings as the carrying values of these derivatives may vary significantly from period to period as the result of near-term market conditions and policyholder behavior-related inputs and therefore are not directly comparable or reflective of the underlying performance of our business. Movements in reserves attributable to the current period claims and benefit payments in excess of a customer’s account value on these policies are also excluded from Adjusted Operating Earnings as these benefit payments are affected by near-term market conditions and policyholder behavior-related inputs and therefore may vary significantly from period to period;

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

•    Other items: one-time or other non-recurring items, such as costs relating to the Demerger and our separation from Prudential, the impact of discontinued operations and investments that are consolidated on our financial statements due to U.S. GAAP accounting requirements, such as our investments in CLOs, but for which the consolidation effects are not aligned with our economic interest or exposure to those entities.

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

As detailed above, the fees attributed to guaranteed benefits, the associated movements in optional guaranteed benefit liabilities and related claims and benefit payments are excluded from Adjusted Operating Earnings, as we believe this approach appropriately removes the impact to both revenue and related expenses associated with the guaranteed benefit features that are offered for certain of our variable annuities and fixed index annuities and gives investors a better picture of what is driving our underlying performance.

Included above in Other items, in connection with preparing for the Demerger and our operation as a separate, publicly traded company, we incurred one-time and recurring expenses of approximately $51 million and $18 million during the year ended December 31, 2021 and 2020, respectively.

The following is a reconciliation of Adjusted Operating Earnings to net income (loss) attributable to Jackson Financial Inc., the most comparable U.S. GAAP measure.

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net income (loss) attributable to Jackson Financial, Inc.	$3,183	$(1,634)	$(497)
Income tax expense (benefit)	602	(854)	(369)
Pretax income (loss) attributable to Jackson Financial Inc	3,785	(2,488)	(866)
Non-operating adjustments (income) loss:
Fees attributable to guarantee benefit reserves	(2,854)	(2,509)	(2,377)
Net movement in freestanding derivatives	5,674	4,662	6,595
Net reserve and embedded derivative movements	(2,753)	3,184	(60)
DAC and DSI impact	266	(1,261)	(898)
Assumption changes	(24)	(128)	81
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	(161)	(817)	141
Loss on Athene Reinsurance Transaction	—	2,082	—
Net investment income on funds withheld assets	(1,188)	(792)	(330)
Other items	36	41	40
Total non-operating adjustments	(1,004)	4,462	3,192
Pretax Adjusted Operating Earnings	2,781	1,974	2,326
Operating income taxes	383	94	290
Adjusted Operating Earnings	$2,398	$1,880	$2,036

Adjusted Book Value and Adjusted Operating ROE

We use Adjusted Operating Return on Equity ("ROE") to manage our business and evaluate our financial performance. Adjusted Operating ROE excludes items that vary from period to period due to accounting treatment under U.S. GAAP or that are non-recurring in nature, as such items may distort the underlying performance of our business. We calculate Adjusted Operating ROE by dividing our Adjusted Operating Earnings by average Adjusted Book Value. Adjusted Book Value excludes Accumulated Other Comprehensive Income ("AOCI") attributable to Jackson Financial Inc. AOCI attributable to Jackson Financial Inc. does not include AOCI arising from investments held within the funds withheld account related to the Athene Reinsurance Transaction. We exclude AOCI attributable to Jackson Financial Inc. from Adjusted Book Value because our invested assets are generally invested to closely match the duration of our liabilities, which are longer duration in nature, and therefore we believe period-to-period fair market value fluctuations in AOCI to be inconsistent with this objective. We believe excluding AOCI attributable to Jackson Financial Inc. is more useful to investors in analyzing trends in our business. Changes in AOCI within the funds withheld account related to the Athene Reinsurance Transaction offset the related non-operating earnings from the Athene Reinsurance Transaction resulting in a minimal net impact on Adjusted Book Value of Jackson Financial Inc.

Adjusted Book Value and Adjusted Operating ROE should not be used as substitutes for total shareholders’ equity and ROE as calculated using net income and total equity in accordance with U.S. GAAP. However, we believe the adjustments to equity and earnings are useful to gaining an understanding of our overall results of operations.

The following is a reconciliation of Adjusted Book Value to total shareholders’ equity and a comparison of Adjusted Operating ROE to ROE, the most comparable U.S. GAAP measure:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Total shareholders' equity	$10,394	$9,429	$6,837
Adjustments to total shareholders’ equity:
Affiliated surplus note impact on additional paid-in capital	—	—	2,000
Affiliated bank loan impact on retained earnings	—	—	350
Exclude accumulated other comprehensive income attributable to Jackson Financial Inc. (1)	(1,457)	(2,608)	(2,397)
Adjusted Book Value	$8,937	$6,821	$6,790

ROE	31.5%	(20.1)%	(6.9)%
Adjusted Operating ROE on average equity	28.6%	27.6%	28.0%

(1) Excludes $287 million and $1,213 million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of December 31, 2021 and 2020, respectively.

Key Operating Measures

We use a number of operating measures that management believes provide useful information about our businesses and the operational factors underlying our financial performance.

Sales

Sales of annuities and institutional products include all money deposited by customers into new and existing contracts. We believe sales statistics are useful to gaining an understanding of, among other things, the attractiveness of our products, how we can best meet our customers’ needs, evolving industry product trends and the performance of our business from period to period.

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Sales
Variable annuities	$19,073	$16,621	$14,694
RILA	108	—	—
Fixed Index Annuities	115	997	3,821
Fixed Annuities	33	327	1,194
Total Retail Annuity Sales	19,329	17,945	19,709

Total Institutional Product Sales	475	1,284	2,522

Total Sales	$19,804	$19,229	$22,231

For the year ended December 31, 2021, sales of variable annuities were higher than in the year ended December 31, 2020, driven primarily by an increased level of sales of variable annuities without lifetime living benefits. For the year ended December 31, 2021, sales of fixed index annuities and fixed annuities remained at historically low levels following pricing actions taken in early 2020. In addition, there were $475 million in sales of institutional products during the year ended December 31, 2021, compared to $1.3 billion during the prior year.

Account Value

Account value generally equals the account value of our variable annuities, RILA, fixed index annuities, fixed annuities and institutional products. It reflects the total amount of customer invested assets that have accumulated within a respective product and equals cumulative customer contributions, which includes gross deposits or premiums, plus accrued credited interest plus or minus the impact of market movements, as applicable, less withdrawals and various fees. We believe account value is a useful metric in providing an understanding of, among other things, the sources of potential fee income generation, potential benefit obligations and risk management priorities.

	December 31,
	2021	2020
	(in millions)
Account Value
GMWB For Life	$188,078	$167,007
GMWB	7,318	6,807
Other Guarantees - Living Benefits	1,808	1,876
No Living Benefits	60,719	53,022
Total Variable Annuity Account Value	257,923	228,712

RILA	110	—

Fixed Index Annuity (1)	291	176
Fixed Annuity (1)	1,099	1,077
Total Fixed & Fixed Index Annuity Account Value	1,390	1,253

Total Retail Annuities Account Value	$259,423	$229,965

Total Institutional Products Account Value	$8,830	$11,138

Total Closed Life and Annuity Blocks Account Value (2)	$8,778	$9,100

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

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net Flows:
Variable Annuity	$(1,011)	$1,788	$(1,178)
RILA	108	—	—
Fixed Index Annuity (1)	(1,348)	(295)	(395)
Fixed Annuity (1)	(1,110)	(912)	2,433
Total Retail Annuities Net Flows	$(3,361)	$581	$860

Total Institutional Products Net Flows	$(2,440)	$(1,517)	$1,039

Total Closed Life and Annuity Blocks Net Flows (2)	$(267)	$(293)	$(286)

(1) Gross of reinsurance to Athene.
(2) Excludes payout annuities and traditional life insurance without account value.

The decrease in net flows for the year ended December 31, 2021, was primarily due to strong variable annuity sales being exceeded by surrender and death benefit outflows from our large in-force block.

Benefit Base

Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit, and therefore may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of December 31, 2021 and 2020:

	Years Ended December 31,
	2021		2020
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$60,719	N/A	$53,022	N/A
By Guaranteed Living Benefits:
GMWB for Life	188,078	183,626	167,007	160,226
GMWB	7,318	5,860	6,807	5,558
GMIB (1)	1,808	2,059	1,827	2,216
GMAB	—	—	49	7
Total	$257,923	$191,545	$228,712	$168,007

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$30,337	N/A	$26,369	N/A
Return of Premium	197,544	135,034	174,678	128,482
Highest Anniversary Value	15,599	14,767	14,323	13,175
Rollup	4,188	4,850	4,062	5,005
Combination HAV/Rollup	10,255	10,402	9,280	9,447
Total	$257,923	$165,053	$228,712	$156,109

(1) Substantially all of our GMIB benefits are reinsured.

AUM

AUM, or assets under management, refers to investment assets that are managed by one of our subsidiaries and includes: (i) the assets in our investment portfolio managed by PPM, which excludes assets held in funds withheld accounts for reinsurance transactions, (ii) third party assets managed by PPM, including those for Prudential and its affiliates or third parties, and (iii) the separate account assets of our Retail Annuities segment that Jackson National Asset Management ("JNAM") manages and administers. Total AUM reflects exclusions between segments to avoid double counting. We believe AUM is a useful metric for understanding of, among other things, the sources of our earnings, net investment income and performance of our invested assets, customer directed investments and risk management priorities.

	December 31,
	2021	2020
	(in millions)
Jackson Invested Assets	$47,224	$49,832
Third Party Invested Assets (including CLOs)	31,980	56,145
Total PPM AUM	79,204	105,977
Total JNAM AUM	280,250	255,669
Total AUM	$359,454	$361,646

PPM manages the majority of our investment portfolio and provides investment management services to Prudential affiliates in Asia, former affiliates in the United Kingdom, and other third parties across markets, including public fixed income, private equity, private debt and commercial real estate. Since December 31, 2020, PPM’s assets under management have decreased, primarily due to withdrawals by the former United Kingdom affiliate.

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

In the short- to medium-term, the potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives, especially while prevailing interest rates remain below historical averages. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Our financial performance can be adversely affected by market volatility and equity market declines if fees assessed on the account value of our annuities fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.

Equity Market Environment

Our financial performance is impacted by the performance of equity markets. For example, our variable annuities earn fees based on the account value, which changes with equity market levels. After a very volatile 2020, U.S. equity markets have performed well in 2021 with the S&P 500 generally at or near all time highs throughout the year. Equity volatility has moderated in 2021 from historically high levels in 2020 resulting in reduced hedging costs year over year. While equity implied volatility has decreased in 2021, it still remains above its historical median despite the high S&P 500 levels. The financial performance of our hedging program could be impacted by large directional market movements or periods of high volatility. In particular, our hedges could be less effective in periods of large directional movements or we could experience more frequent or more costly rebalancing in periods of high volatility, which would lead to adverse performance versus our hedge targets and increased hedging costs. Further, we are also exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance is perfectly correlated to the performance of the funds into which customers allocate their assets. We make funds available to customers where we believe we can transact in sufficiently correlated hedge assets, and we anticipate some variance in the performance of our hedge assets and customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our hedge results relative to our hedge targets and GAAP results.

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

•    A prolonged low interest rate environment could subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for optional guaranteed benefits, decreasing statutory surplus, which would adversely affect their ability to pay dividends. Certain inputs to the statutory models rely on prescribed interest rates, which are, in turn, determined using a historical interest rate perspective with a mean reversion path over the longer term. If rates remain at the current low levels, we expect these prescribed rates may continue to decline as the NAIC updates the calculations each year, which would adversely impact our statutory capital. In addition, low interest rates could also increase the perceived value of optional guaranteed benefit features to our customers, which in turn could lead to a higher utilization of withdrawal or annuitization features of annuity policies and higher persistency of those products over time. Finally, low interest rates could continue to cause an acceleration of DAC amortization or reserve increase due to loss recognition for annuities and interest-sensitive life insurance. A gradual rise in interest rates would have benefits that are offsetting to risks previously described. Those potential benefits include increased new money investment yields, a reduction in hedging requirements and more attractive product features.

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

•    To the extent interest rates increase, consistent with the Federal Reserve’s signals about upcoming interest rate decisions, the effects of low interest rates discussed above will diminish. However, both nominal and real interest rates remain low by historical standards and may continue to be so even after several rounds of interest rate increases by the Federal Reserve.

Credit Market Environment

Our financial performance is impacted by conditions in fixed income markets. With an improving economy, credit spreads have tightened in 2021 after increasing substantially at the onset of the COVID-19 pandemic in 2020, and credit defaults have also reduced from levels seen in 2020. As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation is generally reflected in our Accumulated Other Comprehensive Income. The revaluation will impact net income for realized gains or losses from the sale of securities, the change in fair value of trading securities or securities carried at fair value under the fair value election, or potential changes in the allowance for credit loss ("ACL"). Shifts in the credit quality of the assets underlying our investment portfolio may also impact the level of regulatory required statutory capital for our insurance company subsidiaries. As such, significant credit rating downgrades or payment defaults could negatively impact our RBC ratio.

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

Consumer Behavior

We believe that many retirees have begun to look to tax-efficient savings products as a tool for addressing their unmet need for retirement planning. We believe our products are well positioned to meet this increasing consumer demand. However, consumer behavior may be impacted by increased economic uncertainty, increased unemployment rates, declining equity markets, lower interest rates and increased volatility of financial markets. In recent years, we have introduced new products to better address changes in consumer demand and targeted distribution channels which meet changes in consumer preferences.

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

Department of Labor Fiduciary Advice Rule

The Department of Labor (“DOL”) has issued a new regulatory action (the “Fiduciary Advice Rule”) effective February 16, 2021, that reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act ("ERISA") Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA, or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice did not constitute investment advice giving rise to a fiduciary relationship. Because we do not engage in direct distribution of annuities, including IRA products and annuities sold to ERISA plan participants and to IRA owners, we believe that we will have limited exposure to the new Fiduciary Advice Rule. Unlike the DOL’s previous fiduciary rule issued in 2016, compliance with the Fiduciary Advice Rule will not require us or our distributors to provide the disclosures required for exemptive relief under the previous rule. However, we continue to analyze the impact of the Fiduciary Advice Rule, and, while we cannot predict the rule’s impact, it could have an adverse effect on sales of annuities through our distribution partners. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. We may also need to take certain additional actions in order to comply with or assist our distributors in their compliance with the Fiduciary Advice Rule.

NAIC Valuation Manual Updates

In 2019, the NAIC adopted changes to section 21 of the NAIC Valuation Manual (VM-21) with the aim of reducing the non-economic volatility in the variable annuity statutory balance sheet and enhancing risk management. The framework applies to variable annuities’ reserve and capital requirements and, among other things, is expected to produce more stable RBC ratios compared to the prior statutory framework. The NAIC guidance had an effective date of January 2020 for the new framework, with early adoption permitted. We early adopted the new framework for Jackson in the period ending December 31, 2019.

New York has enacted Insurance Regulation 213 ("Regulation 213") requiring principle-based reserving. New York’s Regulation 213 establishes that the reserving standard in New York will be consistent with the reserve standards, valuation methods and related requirements of the NAIC Valuation Manual, while also establishing deviations from the NAIC Valuation Manual, by regulation, in areas where New York State Department of Financial Services ("NYDFS") determines that an alternative requirement would be in the best interest of New York customers. Most notably, these changes were effective as of December 31, 2020 for variable annuities.

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

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our consolidated income statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Revenues
Fee income	$7,670	$6,604	$6,413
Premiums	133	160	567
Net investment income	3,429	2,829	3,143
Net gains (losses) on derivatives and investments	(2,478)	(6,451)	(6,714)
Other income	94	64	69
Total revenues	8,848	3,206	3,478

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	913	1,284	1,464
Interest credited on other contract holder funds, net of deferrals	868	1,210	1,641
Interest expense	37	88	99
Operating costs and other expenses, net of deferrals	2,462	984	2,066
Cost of reinsurance	—	2,520	—
Amortization of deferred acquisition and sales inducement costs	521	(389)	(981)
Total benefits and expenses	4,801	5,697	4,289
Pretax income (loss)	4,047	(2,491)	(811)
Income tax expense (benefit)	602	(854)	(369)
Net income (loss)	3,445	(1,637)	(442)
Less: Net income (loss) attributable to noncontrolling interests	262	(3)	55
Net income (loss) attributable to Jackson Financial Inc.	$3,183	$(1,634)	$(497)

Adjusted Operating Earnings
Net income (loss) attributable to Jackson Financial, Inc.	$3,183	$(1,634)	$(497)
Income tax expense (benefit)	602	(854)	(369)
Pretax income (loss) attributable to Jackson Financial Inc	3,785	(2,488)	(866)
Non-operating adjustments (income) loss:
Fees attributable to guarantee benefit reserves	(2,854)	(2,509)	(2,377)
Net movement in freestanding derivatives	5,674	4,662	6,595
Net reserve and embedded derivative movements	(2,753)	3,184	(60)
DAC and DSI impact	266	(1,261)	(898)
Assumption changes	(24)	(128)	81
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	(161)	(817)	141
Loss on Athene Reinsurance Transaction	—	2,082	—
Net investment income on funds withheld assets	(1,188)	(792)	(330)
Other items	36	41	40
Total non-operating adjustments	(1,004)	4,462	3,192
Pretax Adjusted Operating Earnings	2,781	1,974	2,326
Operating income taxes	383	94	290
Adjusted Operating Earnings	$2,398	$1,880	$2,036

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Pretax Income (Loss)

Our pretax income (loss) increased by $6,538 million to a pretax income of $4,047 million for the year ended December 31, 2021, from a pretax loss of $2,491 million for the year ended December 31, 2020 primarily due to:

•$3,973 million improvement on total net gains (losses) on derivatives and investments as shown in table below and driven by:

	Years Ended December 31,
	2021	2020	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$182	$377	$(195)

Net gains (losses) on freestanding derivatives	(5,520)	(4,534)	(986)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	2,881	(2,734)	5,615
Net gains (losses) on derivative instruments	(2,639)	(7,268)	4,629
Net gains (losses) on funds withheld reinsurance	(21)	440	(461)
Total net gains (losses) on derivatives and investments	$(2,478)	$(6,451)	$3,973

◦Favorable movements in reserves on guarantees that are accounted for as embedded derivatives, driven by positive separate account returns as well as higher interest rates, influencing projected separate account returns and discount rates, compared to losses in the prior year;

Primarily offset by:

◦Higher freestanding derivative losses as a result of the higher interest rate environment in 2021, which resulted in losses within our interest rate related hedge instruments, partially offset by lower losses on our equity derivatives primarily driven by lower volatility compared to prior year;
◦Lower benefit due to losses recognized on funds withheld assets compared to gains in the prior year; and
◦Lower gains for current year on gains excluding derivatives and funds withheld assets.

•$2,520 million decrease in cost of reinsurance, reflecting the Athene Reinsurance Transaction in June 2020;
•$1,066 million increase in fee income primarily due to a $45 billion increase in average variable annuity account values as a result of separate account returns on investments during the year;
•$600 million increase in net investment income as a result of higher income on limited partnership investments, which are recorded on a one quarter lag. Partially offsetting this increase was lower income on debt securities due to lower portfolio balances in 2021 as a result of the Athene transaction;
•$371 million benefit for lower death, other policy benefits and change in policy reserves primarily due to more favorable movements in reserves on variable annuity guarantees accounted for as insurance liabilities, and lower other policy benefits driven by recovery of claims on previously reinsured policies for fixed annuities and fixed-indexed annuities of $24 million; and
•$342 million benefit from lower interest credited on contract holder funds, net of deferrals, primarily driven from the impact of ceding the majority of the fixed and fixed-index annuity business to Athene.

This increase was partially offset by:

•$1,478 million higher operating costs and other expenses, net of deferrals, as the ceding commission of $1.2 billion received due to the Athene Reinsurance Transaction was included as a contra expense in 2020. Excluding the ceding commissions, operating costs and other expenses increased by 13%, primarily due to higher asset-based commissions, which are non-deferrable and the result of higher account values in 2021; and
•$910 million lower benefit from amortization of deferred acquisition costs and deferred sales inducement costs driven by lower net freestanding derivative losses and embedded derivative gains in 2021, leading to lesser negative impacts to current period gross profits and, therefore, greater current period amortization.

Income Taxes

Income tax expense increased $1,456 million to an expense of $602 million for the year ended December 31, 2021, from a benefit of $854 million for the year ended December 31, 2020. The 2021 income tax expense represents an effective income tax rate of 16%, versus a 2020 income tax benefit that represents an effective income tax rate of 34%. Our effective rate typically varies from the marginal statutory rate of 21% due to the impact of permanent tax differences, such as dividends received deduction and foreign tax credits. In addition, income taxes for the year ended December 31, 2021 included $24 million benefit of net interest related to income taxes and $3 million benefit for the reversal of an uncertain tax position. During 2020, in addition to the dividends received deduction and foreign tax credits, a benefit attributable to prior year deferred tax balances for certain investment partnerships was recorded along with an adjustment with respect to our methodology for state income taxes, and an income tax benefit related to the Athene Reinsurance transaction.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Pretax Income (Loss)

Our pretax income (loss) decreased by $1,680 million to a pretax loss of $2,491 million for the year ended December 31, 2020, from a pretax loss of $811 million for the year ended December 31, 2019 primarily due to:

•$2,520 million net charge for the cost of reinsurance due to the Athene Reinsurance Transaction in June 2020;
•$592 million lower benefit from amortization of deferred acquisition costs and deferred sales inducement costs driven by a DAC write-off of $764 million related to our fixed and fixed-index blocks of business, as a result of the Athene Reinsurance Transaction. Excluding the impact of this write off, amortization would have been a benefit of $173 million primarily due to a more favorable benefit of amortization of deferred acquisition costs, resulting from the higher losses on derivative movements, compared to 2019, partially offset by the unfavorable impact from assumption changes;
•$407 million decrease in premiums primarily due to the John Hancock NY assumed reinsurance transaction in 2019. Excluding the impact of the John Hancock NY reinsurance transaction, premiums were relatively consistent with prior year; and
•$314 million decrease in net investment income as the investment yield on our portfolio declined from 4.03% at December 31, 2019 to 3.33% in 2020, due to the portfolio rebalancing activity undertaken following the Athene Reinsurance Transaction, and investing at new money interest rates that were lower than the investment yield prior to this rebalancing.

This decrease was partially offset by:

•$1,082 million benefit from lower operating costs and other expenses, net of deferrals, as the ceding commission of $1.2 billion received due to the Athene Reinsurance Transaction was included as a contra expense within operating costs and other expenses. In addition, the ceding commission associated with the John Hancock NY reinsurance transaction of $65 million was included as a contra expense in 2019. Excluding these ceding commissions, operating costs and other expenses increased by 4%, compared to the prior year;
•$431 million benefit from lower interest credited on contract holder funds, net of deferrals, primarily driven from the impact of ceding the majority of the fixed and fixed-index annuity business to Athene;
•$263 million improvement on total net losses on derivatives and investments as shown in table below and driven by:

	Years Ended December 31,
	2020	2019	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$377	$189	$188

Net gains (losses) on freestanding derivatives	(4,534)	(6,524)	1,990
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(2,734)	(49)	(2,685)
Net gains (losses) on derivative instruments	(7,268)	(6,573)	(695)
Net gains (losses) on funds withheld reinsurance	440	(330)	770
Total net gains (losses) on derivatives and investments	$(6,451)	$(6,714)	$263

◦Lower freestanding derivative losses as a result of lower market returns compared to prior year, as well as a lower interest rate environment, which resulted in higher gains within our interest rate related hedge movements;
~~◦~~Higher benefit due to the realized gains recognized on funds withheld assets compared to losses in the prior year; and
◦Higher gains for current year on realized gains excluding derivatives and funds withheld assets.

Primarily offset by:
◦Higher losses in reserves on guarantees that are accounted for as embedded derivatives, driven by lower interest rates, influencing drift and discount rates, and higher implied volatility, which had the effect of more than offsetting the benefit of an increase in equity prices. Additionally, the embedded derivative movement reflected an update to both our credit rating during 2020, as well as, a change in discount rate methodology during the year;
•$191 million increase in fee income primarily due to an $8 billion increase in average variable annuity account value balances as a result of separate account returns on investments during the year; and
•$180 million benefit for lower death, other policy benefits and change in policy reserves primarily due to the John Hancock NY assumed reinsurance transaction, which resulted in an increase in reserves of $471 million during 2019. Excluding the impact of reserves from the John Hancock reinsurance transaction, death, other policy benefits and change in policy reserves, net of deferrals, increased $290 million as a result of more unfavorable movements in embedded liability reserves, as described above.

Income Taxes

Income tax benefit increased $485 million to a benefit of $854 million for the year ended December 31, 2020, from a benefit of $369 million for the year ended December 31, 2019. The 2020 income tax benefit represents an effective income tax benefit rate of 34% for the year ended December 31, 2020 versus a benefit rate of 43% for the year-ended December 31, 2019. The benefit during the year ended December 31, 2020 arose primarily from the dividends received deduction and foreign tax credits. In addition, during 2020 we recorded a benefit attributable to prior year deferred tax balances for certain investment partnerships, as well as an adjustment with respect to our methodology for state income taxes. Our effective rate typically varies from the marginal statutory rate of 21% due to the impact of permanent tax differences as described above. In addition, income taxes for the year ended December 31, 2020 included an income tax benefit of $487 million related to the Athene Reinsurance Transaction.

Segment Results of Operations

We manage our business through three segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report certain activities and items that are not included in these segments, including the results of PPM Holdings, Inc., the holding company of PPM, within Corporate and Other. The following tables and discussion represent an overall view of our results of operations for each segment.

Pretax Adjusted Operating Earnings by Segment

The following table summarizes pretax adjusted operating earnings from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated GAAP basis. See also Item 8. Financial Statements and Supplementary Data, Note 3, Segment Information:

	Years Ended December 31,
	2021	2020	2019
		(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$2,528	$2,006	$2,287
Institutional Products	64	85	106
Closed Life and Annuity Blocks	224	—	—
Corporate and Other	(35)	(117)	(67)
Pretax Adjusted Operating Earnings	2,781	1,974	2,326
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial, Inc.:
Fees attributable to guarantee benefit reserves	2,854	2,509	2,377
Net movement in freestanding derivatives	(5,674)	(4,662)	(6,595)
Net reserve and embedded derivative movements	2,753	(3,184)	60
DAC and DSI impact	(266)	1,261	898
Assumption changes	24	128	(81)
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	161	817	(141)
Loss on Athene Reinsurance Transaction	—	(2,082)	—
Net investment income on funds withheld assets	1,188	792	330
Other items	(36)	(41)	(40)
Total pre-tax reconciling items	1,004	(4,462)	(3,192)
Pretax income (loss) attributable to Jackson Financial, Inc.	3,785	(2,488)	(866)
Income tax expense (benefit)	602	(854)	(369)
Net income (loss) attributable to Jackson Financial, Inc.	$3,183	$(1,634)	$(497)

Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes.

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$4,236	$3,470	$3,406
Net investment income	675	931	1,504
Income on operating derivatives	52	48	39
Other income	47	30	1
Total Operating Revenues	5,010	4,479	4,950

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	(45)	54	27
Interest credited on other contract holder funds	268	532	906
Interest expense	22	27	35
Operating costs and other expenses, net of deferrals	2,039	1,797	1,757
Amortization of deferred acquisition costs and deferred sales inducement costs	198	63	(62)
Total Operating Benefits and Expenses	2,482	2,473	2,663

Pretax Adjusted Operating Earnings	$2,528	$2,006	$2,287

The following table summarizes a roll forward of account value for our Retail Annuities segment as of the dates indicated:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$256,740	$230,932	$196,764
Premiums and deposits	19,511	18,117	19,730
Surrenders, withdrawals, and benefits	(22,872)	(17,536)	(18,870)
Net flows	(3,361)	581	860
Credited Interest/Investment performance	33,693	27,648	35,608
Policy Charges and other	(2,693)	(2,421)	(2,300)
Balance as of end of period	284,379	256,740	230,932
Ceded reinsurance	(24,956)	(26,775)	—
Balance as of end of period, net of ceded reinsurance	$259,423	$229,965	$230,932

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Pretax Adjusted Operating Earnings

Pretax Adjusted Operating Earnings increased $522 million to $2,528 million for the year ended December 31, 2021 from $2,006 million for the year ended December 31, 2020 primarily due to:

•$766 million increase in fee income primarily due to a $45 billion increase in average variable annuity account values as a result of separate account returns on investments during the year.
•$264 million benefit from a decrease in interest credited on contract holder funds, net of deferrals, primarily driven from the impact of ceding the majority of the fixed and fixed-index annuity business to Athene.

•$99 million decrease in death, other policy benefits and change in policy reserves primarily due to lower other policyholder benefits due to recovery of claims on previously reinsured policies for fixed annuities and fixed-indexed annuities in 2021.
•$17 million increase in other operating income driven by the expense allowance received related to the Athene Reinsurance Transaction, which is a benefit to us and is recorded within other operating income.

These increases were partially offset by:

•$256 million decrease in net investment income primarily due to the decrease in invested assets as a result of the Athene Reinsurance Transaction, partially offset by higher income on limited partnership investments.
•$242 million increase in operating costs and other expenses, net of deferrals, due to higher non-deferrable commission expenses, a result of higher account values during 2021.
•$135 million increase in amortization of deferred acquisition costs and deferred sales inducement costs primarily due to a decrease in the expected short-term future variable annuity separate account growth resulting from the mean reversion methodology, which led to decreased expected future gross profits, and therefore higher current period amortization during 2021.

Account Value

Retail annuities account value, gross of reinsurance, increased $27.6 billion between periods primarily due to positive variable annuity separate account growth in 2021 driven by favorable market performance relative to prior year. This was partially offset by negative net flows in 2021, as strong variable annuity sales were exceeded by surrender and death benefit outflows from our large in-force block.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Pretax Adjusted Operating Earnings

Pretax Adjusted Operating Earnings decreased $281 million to $2,006 million for the year ended December 31, 2020 from $2,287 million for the year ended December 31, 2019 primarily due to:

•$573 million decrease in net investment income as investment yields decreased from 3.93% at December 31, 2019 to 3.45% in 2020, as well as a decrease in invested assets within the retail annuity investment portfolios from $40.2 billion as of December 31, 2019 to $13.7 billion in 2020, of which $24 billion was a result of the Athene Reinsurance Transaction. The decrease in investment yield was due to the retail annuity portfolio rebalancing activity that was undertaken following the Athene Reinsurance Transaction to realign this portfolio with our investment management objectives. This resulted in investing at new money interest rates which were lower than the investment yield prior to rebalancing.
•$125 million increase in amortization of deferred acquisition costs and deferred sales inducement costs primarily due to a net unfavorable impact of $138 million from assumption changes in 2020, compared to a $50 million benefit in 2019. This was partially offset by higher deferred acquisition costs deceleration of $330 million in 2020, compared to deceleration of $280 million in 2019.
•$40 million increase in operating costs and other expenses, net of deferrals, due to an increase in allocated corporate expenses driven by growth in this segment as compared to other segments.
•$27 million increase in death, other policy benefits and change in policy reserves primarily as a result of higher other policyholder benefits, compared to 2019.

These decreases were partially offset by:

•$374 million benefit from a decrease in interest credited on contract holder funds, net of deferrals primarily driven from the impact of ceding the majority of the fixed and fixed-index annuity business to Athene.
•$64 million increase in fee income increased primarily due to an $8 billion, or 4%, increase in average separate account balances as a result of separate account returns on investments during the year.
•$29 million increase in other operating income driven by the expense allowance received related to the Athene Reinsurance Transaction, which is a benefit to us and is recorded within other operating income.

•$9 million increase in income on operating derivatives primarily due to the decrease in rates during 2020. This income relates to quarterly interest payments with respect to our interest rate swaps and, for which, we generally receive amounts based on fixed rates and pay amounts based on floating rates.

Account Value

Retail annuities account value, gross of reinsurance, increased $25.8 billion between periods primarily due to positive variable annuity separate account growth in 2020 driven by favorable market performance in the year. This was partially offset by net flows that were positive in 2020 but smaller in magnitude than guaranteed benefit fees assessed against policyholders.

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes.

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$260	$355	$450
Income on operating derivatives	(3)	—	—
Other income	—	1	—
Total Operating Revenues	257	356	450

Operating Benefits and Expenses
Interest credited on other contract holder funds (1)	188	250	291
Interest expense (1)	—	16	49
Operating costs and other expenses, net of deferrals	5	5	4
Total Operating Benefits and Expenses	193	271	344

Pretax Adjusted Operating Earnings	$64	$85	$106
(1)     At December 31, 2021, interest expense recorded for institutional products has been reclassified to interest credited on other contract holder funds.

The following table summarizes a roll forward of account value for our Institutional Products segment as of the dates indicated:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Institutional Products:
Balance as of beginning of period	$11,138	$12,287	$10,900
Premiums and deposits	475	1,284	2,522
Surrenders, withdrawals, and benefits	(2,915)	(2,801)	(1,483)
Net flows	(2,440)	(1,517)	1,039
Credited Interest	188	266	339
Policy Charges and other	(56)	102	9
Balance as of end of period	$8,830	$11,138	$12,287

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Pretax Adjusted Operating Earnings

Pretax Adjusted Operating Earnings decreased $21 million to $64 million for the year ended December 31, 2021 from $85 million for the year ended December 31, 2020 primarily due to:

•$95 million decrease in net investment income primarily due to spread compression in the prior year arising from higher levels of liquid assets and reinvestment at lower rates net of interest rate hedges following the portfolio repositioning in 2020.

This decrease was partially offset by:

•$78 million benefit from a decrease in operating benefits and expenses primarily from a decrease in interest credited resulting from a reduction in institutional product account values during the year.

Account Value

Institutional product account value decreased from $11,138 million at December 31, 2020 to $8,830 million at December 31, 2021. The decline in account value was driven by continued maturities of the existing contracts and funding agreements in addition to lower issuances in 2021.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Pretax Adjusted Operating Earnings

Pretax Adjusted Operating Earnings decreased $21 million to $85 million for the year ended December 31, 2020 from $106 million for the year ended December 31, 2019 primarily due to:

•$95 million decrease in net investment income primarily due to the impact of investing at interest rates lower than the overall portfolio yield. Average invested assets increased from $12,847 million at December 31, 2019 to $13,546 million at December 31, 2020, an increase of 5.4%, while the investment yield decreased from 3.50% at December 31, 2019 to 2.62% at December 31, 2020.

This decrease was partially offset by:

•$73 million benefit from a decrease in operating benefits and expenses primarily from a decrease in interest credited resulting from a reduction in the institutional product account value during the year. In addition, lower interest rates in 2020 resulted in lower interest expense, compared to 2019, with respect to our FHLB funding agreements, which are mostly floating rate contracts.

Account Value

Institutional product account value decreased from $12,287 million at December 31, 2019 to $11,138 million at December 31, 2020. The decline in account value was driven by higher maturities of existing contracts and funding agreements in addition to lower new funding agreement issuances in 2020.

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes.

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$492	$513	$528
Premiums	145	172	581
Net investment income	925	759	802
Income on operating derivatives	72	58	26
Other income	39	25	58
Total Operating Revenues	1,673	1,527	1,995

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	861	916	1,425
Interest credited on other contract holder funds	412	428	444
Operating costs and other expenses, net of deferrals	162	166	107
Amortization of deferred acquisition costs and deferred sales inducement costs	14	17	19
Total Operating Benefits and Expenses	1,449	1,527	1,995

Pretax Adjusted Operating Earnings (1)	$224	$—	$—

(1)    Pretax adjusted operating earnings were both below one million for years ended December 31, 2020 and 2019.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Pretax Adjusted Operating Earnings

Pretax Adjusted Operating Earnings increased $224 million to $224 million for the year ended December 31, 2021 from $0 million for the year ended December 31, 2020 primarily due to:

•$166 million increase in net investment income primarily due to higher levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2020.
•$55 million decrease in death, other policy benefit and change in policy reserves primarily as a result of a policy benefits increase in 2020.
•$16 million benefit from a decrease in interest credited on contract holder funds, net of deferrals, largely as a result of continued decrease in the size of the closed blocks.
•$14 million increase in income on operating derivatives primarily due to the decrease in floating rates during 2021, which resulted in more income received than what we paid. This income relates to quarterly interest payments with respect to our interest rate swaps and, for which, we generally receive amounts based on fixed rates and pay amounts based on floating rates.
•$14 million increase in other income. In the first quarter of 2020, we reimbursed a portion of reinsurance expense allowances resulting from lapses on certain term life insurance products described below, which resulted in a net other expense during that period.

These increases were partially offset by:

•$27 million decrease in premiums primarily due to reinsurance premium recoveries on certain term life insurance products for a specified reinsured block of business that lapsed at the end of the level term period in 2020. Upon the policy lapse, we received a return of the ceded premium from the reinsurer.
•$21 million decrease in fee income primarily due to an overall decrease in mortality and expense charges as the closed block of life business continues to run off.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Pretax Adjusted Operating Earnings

Pretax Adjusted Operating Earnings were relatively flat for the year ended December 31, 2020, compared to the year ended December 31, 2019 primarily due to:

•$509 million benefit from a decrease in death, other policy benefit and change in policy reserves primarily as a result of the John Hancock NY assumed reinsurance transaction. Excluding the initial impact of this reinsurance transaction, death, other policy benefit and change in policy reserves were slightly lower by $38 million, compared to prior year.
•$32 million increase in income on operating derivatives primarily due to the decrease in rates during 2020. This income relates to quarterly interest payments with respect to our interest rate swaps and, for which, we generally receive amounts based on fixed rates and pay amounts based on floating rates.
•$16 million benefit from a decrease in interest credited on contract holder funds, net of deferrals, largely as a result of continued decrease in the size of the closed blocks.

These increases were mostly offset by:

•$409 million decrease in premiums primarily as a result of the John Hancock NY reinsurance transaction. Upon closing of the John Hancock NY reinsurance transaction in 2019, we reported $406 million in assumed premium. Excluding the impact of this reinsurance transaction, premiums remained relatively flat, compared to the prior year.
•$59 million increase in operating costs and other expenses, net of deferrals, primarily due to the $65 million negative ceding commission in 2019 related to the John Hancock NY reinsurance transaction. Excluding the impact of this reinsurance transaction, operating costs and other expenses, net of deferrals, decreased $6 million.
•$43 million decrease in net investment income primarily due to investing at lower rates than the overall portfolio yield as compared to prior year.
•$16 million decrease in fee income primarily due to an overall decrease in mortality and expense charges as the closed block of life business continues to run off.

Corporate and Other

Corporate and Other includes the operations of PPM Holdings, Inc., the holding company of PPM, and unallocated corporate revenue and expenses, as well as certain eliminations and consolidation adjustments. The following table sets forth, for the periods presented, certain data underlying the results for Corporate and Other. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes.

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$76	$100	$88
Net investment income	102	20	41
Income on operating derivatives	32	21	8
Other income	8	8	10
Total Operating Revenues	218	149	147

Operating Benefits and Expenses
Interest expense	15	45	15
Operating costs and other expenses, net of deferrals	204	201	198
Amortization of deferred acquisition costs and deferred sales inducement costs	34	20	1
Total Operating Benefits and Expenses	253	266	214

Pretax Adjusted Operating Earnings	$(35)	$(117)	$(67)

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $82 million to $(35) million for the year ended December 31, 2021 from $(117) million for the year ended December 31, 2020 primarily due to the following:

•$82 million increase in net investment income primarily due to higher income on limited partnership investments.
•$30 million decrease in interest expense; The interest expense incurred in the current year relates to our term loans and senior notes. The interest expense incurred in the prior year primarily relates our surplus note, which was restructured as an intercompany obligation in June 2020. See Note 11 - Long-Term Debt to our consolidated financial statements.
•$11 million increase in income on operating derivatives primarily due to the decrease in floating rates during 2021, which resulted in more income received than what we paid. This income relates to quarterly interest payments with respect to our interest rate swaps and, for which, we generally receive amounts based on fixed rates and pay amounts on floating rates with respect to our interest rate swaps.

These increases were partially offset by:

•$24 million decrease in fee income due to lower asset management fees generated at PPM resulting from managed asset withdrawals by the former United Kingdom affiliate. Fee income shown above excludes fees on the Company's assets managed by PPM as part of elimination and consolidation adjustments presented in Corporate and Other.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $50 million to $(117) million for the year ended December 31, 2020 from $(67) million for the year ended December 31, 2019 primarily due to the following:

•$30 million increase in interest expense primarily related to Brooke Life’s $2.0 billion surplus note and $350 million loan with Standard Chartered Bank, both of which were entered into during the fourth quarter of 2019 and subsequently restructured in June 2020. See Note 11 - Long-Term Debt to our consolidated financial statements.
•$21 million decrease in net investment income primarily due to lower levels of investment income allocated to the corporate segment.

This decrease was partially offset by:

•$13 million increase in income on operating derivatives primarily due to the decrease in rates during 2020. This income relates to quarterly interest payments with respect to our interest rate swaps and, for which, we generally receive amounts based on fixed rates and pay amounts on floating rates with respect to our interest rate swaps.
•$12 million increase in fee income due to slightly higher asset management fees generated at PPM. Fee income shown above excludes fees on the Company's assets managed by PPM as part of elimination and consolidation adjustments presented in Corporate and Other.

Investments

Our investment portfolio primarily consists of fixed-income securities and loans, primarily publicly-traded corporate and government bonds, private securities and loans, asset-backed securities and mortgage loans. Asset-backed securities include mortgage-backed and other structured securities. The fair value of these and our other invested assets fluctuates depending on market and other general economic conditions and the interest rate environment and could be adversely impacted by other economic factors.

Investment Strategy

Our overall investment strategy is to maintain a diversified and largely investment grade fixed income portfolio that is capital efficient, achieves risk-adjusted returns that support competitive pricing for our products, generates profitable growth of our business and maintains adequate liquidity to support our obligations. The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment adviser. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP, an Athene affiliate, see Note 8 of Consolidated Financial Statements for further details. We may also use other third-party investment managers for certain niche asset classes. As of December 31, 2021, Apollo Insurance Solutions Group LP managed $25.3 billion of cash and investments and other third-party investment managers represented approximately $192 million of investments.

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

Recognizing the trade offs between the level of risk, required capital, liquidity and investment return, the largest allocation within our investment portfolio is to investment grade fixed income securities. As previously mentioned, our investment manager accesses a broad universe of potential investments to construct the investment portfolio and takes into account the benefits of diversification across various sectors, collateral types and asset classes. To this end, our SAA and investment portfolio includes allocations to public and private corporate bonds (both investment grade and high yield), mortgage loans, structured securities, private equity and U.S. Treasury securities. These U.S. Treasury securities, while lower yielding than other alternatives, provide a higher level of liquidity and play a role in managing our interest rate exposure.

As of December 31, 2021 and 2020, we had total investments of $74.2 billion and $80.5 billion, respectively.

Portfolio Composition

The following table summarizes the carrying values of our investments:

	December 31,
	2021			2020
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$32,453	$19,094	$51,547	$34,601	$24,474	$59,075
Debt Securities, at fair value under fair value option	1,547	164	1,711	1,109	168	1,277
Debt securities, trading, at fair value	117	—	117	105	—	105
Equity securities, at fair value	163	116	279	151	42	193
Mortgage loans, net of allowance for credit losses	6,743	4,739	11,482	7,742	2,986	10,728
Policy loans	992	3,483	4,475	1,053	3,471	4,524
Freestanding derivative instruments	1,375	42	1,417	2,220	—	2,220
Other invested assets	2,484	715	3,199	2,241	125	2,366
Total investments	$45,874	$28,353	$74,227	$49,222	$31,266	$80,488

Available-for-sale debt securities decreased to $51,547 million at December 31, 2021 from $59,075 million at the end of 2020, primarily due to sales, consistent with the decrease in underlying policy liabilities, and a decrease in net unrealized gains. The amortized cost of debt securities, available-for-sale, decreased from $55,523 million as of December 31, 2020 to $51,206 million as of December 31, 2021. Further, net unrealized gains on these assets decreased from a net unrealized gain of $4,948 million as of December 31, 2020 to a net unrealized gain of $2,178 million as of December 31, 2021.

Other Invested Assets

In June 2021, we entered into an arrangement to sell $420 million of limited partnership investments, of which $236 million and $168 million were sold in the second and third quarter of 2021, respectively, and the remainder was sold in January 2022. We expect to reinvest in new LPs as attractive opportunities become available. The increase in Other Invested Assets from December 31, 2020 to December 31, 2021 primarily resulted from the increased valuations of limited partnership investments.

Debt Securities

At December 31, 2021 and December 31, 2020, the amortized cost, gross unrealized gains and losses, fair value, and allowance for credit loss of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

December 31, 2021	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,525	$—	$97	$301	$4,321
Other government securities	1,489	—	147	17	1,619
Corporate securities
Utilities	6,069	—	671	25	6,715
Energy	2,872	—	222	16	3,078
Banking	1,944	—	79	10	2,013
Healthcare	3,196	—	175	21	3,350
Finance/Insurance	4,299	—	228	47	4,480
Technology/Telecom	2,376	—	123	26	2,473
Consumer goods	2,525	—	123	38	2,610
Industrial	1,996	—	118	10	2,104
Capital goods	2,206	—	134	8	2,332
Real estate	1,805	—	82	11	1,876
Media	1,187	—	84	19	1,252
Transportation	1,789	—	105	13	1,881
Retail	1,289	—	75	13	1,351
Other (1)	2,217	—	134	5	2,346
Total Corporate Securities	35,770	—	2,353	262	37,861
Residential mortgage-backed	528	2	46	3	569
Commercial mortgage-backed	1,968	—	76	6	2,038
Other asset-backed securities	6,926	7	71	23	6,967
Total Debt Securities	$51,206	$9	$2,790	$612	$53,375

(1) No single remaining industry exceeds 3% of the portfolio.

December 31, 2020	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,079	$—	$162	$115	$5,126
Other government securities	1,497	—	201	1	1,697
Corporate securities
Utilities	6,270	—	1,029	2	7,297
Energy	3,430	—	351	8	3,773
Banking	2,342	—	206	—	2,548
Healthcare	3,729	—	358	2	4,085
Finance/Insurance	3,586	—	391	16	3,961
Technology/Telecom	2,766	—	279	6	3,039
Consumer goods	2,508	—	277	—	2,785
Industrial	2,583	—	280	1	2,862
Capital goods	2,385	—	231	2	2,614
Real estate	2,113	—	170	1	2,282
Media	1,353	—	149	1	1,501
Transportation	2,011	—	184	4	2,191
Retail	1,749	—	181	—	1,930
Other (1)	2,625	—	245	1	2,869
Total Corporate Securities	39,450	—	4,331	44	43,737
Residential mortgage-backed	912	—	74	1	985
Commercial mortgage-backed	3,078	—	249	3	3,324
Other asset-backed securities	5,507	14	100	5	5,588
Total Debt Securities	$55,523	$14	$5,117	$169	$60,457

(1) No single remaining industry exceeds 3% of the portfolio.

Debt Securities Credit Quality

The following tables set forth the composition of the fair value of debt securities, including both those held as available-for-sale and for trading, as classified by rating categories as assigned by nationally recognized statistical rating organizations (“NRSRO”), the NAIC or, if not rated by such organizations, our consolidated investment advisor, PPM. The Company uses the second lowest rating by an NRSRO when NRSRO ratings are not equivalent and, for purposes of the table, if not otherwise rated by a NRSRO, the NAIC rating of a security is converted to an equivalent NRSRO-style rating.

	Percent of Total Debt Securities Carrying Value
	December 31,
Investment Rating	2021	2020
AAA	14.5%	18.8%
AA	9.6%	8.1%
A	28.5%	30.5%
BBB	40.9%	37.7%
Investment grade	93.5%	95.1%
BB	3.6%	2.9%
B and below	2.9%	2.0%
Below investment grade	6.5%	4.9%
Total debt securities	100.0%	100.0%

Unrealized Losses

The following tables summarize the number of securities, fair value and the related amount of gross unrealized losses aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	December 31, 2021			December 31, 2020
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$2	$107	16	$115	$3,945	7
Other government securities	17	252	23	1	89	7
Public utilities	17	721	93	2	147	8
Corporate securities	180	6,343	728	41	1,391	161
Residential mortgage-backed	3	174	109	1	35	28
Commercial mortgage-backed	5	314	37	3	152	13
Other asset-backed securities	22	3,224	338	2	797	91
Total temporarily impaired securities	$246	$11,135	1,344	$165	$6,556	315

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$299	$3,190	7	$—	$—	—
Other government securities	—	4	2	—	—	—
Public utilities	7	99	8	—	—	—
Corporate securities	58	661	69	1	3	3
Residential mortgage-backed	—	11	12	—	2	4
Commercial mortgage-backed	1	30	3	—	10	1
Other asset-backed securities	1	11	3	3	29	4
Total temporarily impaired securities	$366	$4,006	104	$4	$44	12

	Total			Total
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$301	$3,297	21	$115	$3,945	7
Other government securities	17	256	25	1	89	7
Public utilities	24	820	98	2	147	8
Corporate securities (1)	238	7,004	776	42	1,394	164
Residential mortgage-backed	3	185	121	1	37	32
Commercial mortgage-backed	6	344	39	3	162	14
Other asset-backed securities	23	3,235	341	5	826	95
Total temporarily impaired securities	$612	$15,141	1,421	$169	$6,600	327
(1) Certain corporate securities contain multiple lots and fit the criteria of both aging groups.

The increase in rates on U.S. Treasury securities and the widening credit spreads of investment grade corporate securities resulted in the reduction in fair values and increase in unrealized losses during 2021. Of the $443 million total increase in unrealized losses and the $8,541 million additional fair value on securities with an associated unrealized loss, $196 million and $6,089 million, respectively, are associated with assets subject to funds withheld agreements.

Evaluation of Available-For-Sale Debt Securities

See Note 4 to consolidated financial statements for information about how we evaluate our available-for-sale debt securities for credit loss.

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Years Ended December 31,
	2021	2020	2019
Available-for-sale securities
Realized gains on sale	$169	$778	$307
Realized losses on sale	(88)	(196)	(107)
Credit loss income (expense)	(10)	(14)	—
Gross impairments	—	(27)	(3)
Credit loss income (expense) on mortgage loans	62	(61)	—
Other (1)	49	(103)	(8)
Net gains (losses) excluding derivatives and funds withheld assets	182	377	189
Net gains (losses) on derivative instruments	(2,639)	(7,268)	(6,573)
Net gains (losses) on funds withheld reinsurance treaties	(21)	440	(330)
Total net gains (losses) on derivatives and investments	$(2,478)	$(6,451)	$(6,714)

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

	December 31,
	2021	2020
	(in millions)
Common Stock	$78	$72
Preferred Stock	168	98
Mutual Funds	33	23
Total	$279	$193

Mortgage Loans

Our investments in mortgage loans provide an opportunity for higher investment yields within an asset class where PPM has a positive track record and a demonstrated ability to manage risk in the portfolio. Commercial mortgage loans of $10.5 billion and $10.2 billion at December 31, 2021 and 2020, respectively, are reported net of an allowance for credit losses of $85 million and $165 million at each date, respectively. At December 31, 2021, commercial mortgage loans were collateralized by properties located in 38 states, the District of Columbia, and Europe. Residential mortgage loans of $939 million and $449 million at December 31, 2021 and 2020, respectively, are reported net of an allowance for credit losses of $9 million and $14 million at each date, respectively. Loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe.

The table below presents the carrying value, net of allowance of credit loss, of our mortgage loans by property type:

	December 31,
	2021	2020
	(in millions)
Commercial:
Apartment	$3,755	$3,905
Hotel	1,054	883
Office	1,889	1,570
Retail	2,104	1,942
Warehouse	1,741	1,979
Total Commercial	$10,543	$10,279
Residential	939	449
Total	$11,482	$10,728

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	December 31,
	2021	2020
	(in millions)
East North Central	$1,184	$1,211
East South Central	491	453
Middle Atlantic	1,558	1,276
Mountain	688	840
New England	452	476
Pacific	2,897	2,589
South Atlantic	2,295	2,530
West North Central	552	379
West South Central	829	812
Foreign	536	162
Total	$11,482	$10,728

The following table provides information about the credit quality of our mortgage loans:

	December 31,
	2021	2020
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$9,819	$9,264
70% - 80%	670	845
80% - 100%	44	170
Greater than 100%	10	—
Total	10,543	10,279

Residential mortgage loans
Performing	727	449
Nonperforming (1)	212	—
Total	939	449

Total mortgage loans	$11,482	$10,728

(1) Includes $202 million of loans purchased when the loans were greater than 90 days delinquent and are supported with insurance or other guarantees provided by various governmental programs, and $5 million of loans in process of foreclosure.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	December 31,
	2021	2020
	(in millions)
Balance at beginning of period	$179	$9
Cumulative effect of change in accounting principle	—	62
Charge offs, net of recoveries	—	—
Additions from purchase of purchased credit -deteriorated mortgage loans	—	—
Provision (release)	(85)	108
Balance at end of period	$94	$179

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

At December 31, 2021, there was $6 million of recorded investment, $7 million of unpaid principal balance, nil related loan allowance, $2 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans. At December 31, 2020, there were no impaired mortgages.

Derivative Instruments

The following table presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments (in millions):

	December 31, 2021
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,767	$55	$35	$20
Equity index call options	21,000	606	—	606
Equity index futures (2)	18,258	—	—	—
Equity index put options	27,500	150	—	150
Interest rate swaps	7,728	430	—	430
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	19,000	133	—	133
Treasury futures (2)	912	—	—	—
Total freestanding derivatives	97,665	1,374	35	1,339
Embedded derivatives
VA embedded derivatives (3)	N/A	—	2,626	(2,626)
FIA embedded derivatives (4)	N/A	—	1,439	(1,439)
RILA embedded derivatives	N/A	—	6	(6)
Total embedded derivatives	N/A	—	4,071	(4,071)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	10	1	9
Cross-currency forwards	1,119	33	5	28
Funds withheld embedded derivative (5)	N/A	—	120	(120)
Total derivatives related to funds withheld under reinsurance treaties	1,277	43	126	(83)
Total	$98,942	$1,417	$4,232	$(2,815)

(1) The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures and options represents the market exposure of open positions.

(2) Variation margin is considered settlement resulting in the netting of cash received/paid for variation margin against the fair value of the trades.
(3) Included within reserves for future policy benefits and claims payable on the consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.
(4) Included within other contract holder funds on the consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.
(5) Included within funds withheld payable under reinsurance treaties on the consolidated balance sheets.

	December 31, 2020
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,744	$93	$34	$59
Equity index call options	26,300	1,127	—	1,127
Equity index futures (2)	27,651	—	—	—
Equity index put options	27,000	178	—	178
Interest rate swaps	4,750	722	1	721
Interest rate swaps - cleared (2)	1,500	—	8	(8)
Put-swaptions	1,000	100	—	100
Treasury futures (2)	8,525	—	—	—
Total freestanding derivatives	98,470	2,220	43	2,177
Embedded derivatives
VA embedded derivatives (3)	N/A	—	5,592	(5,592)
FIA embedded derivatives (4)	N/A	—	1,484	(1,484)
Total embedded derivatives	N/A	—	7,076	(7,076)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	109	—	5	(5)
Cross-currency forwards	743	—	8	(8)
Funds withheld embedded derivative (5)	N/A	—	827	(827)
Total derivatives related to funds withheld under reinsurance treaties	852	—	840	(840)
Total	$99,322	$2,220	$7,959	$(5,739)

(1) The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures and options represents the market exposure of open positions.

(2) Variation margin is considered settlement resulting in the netting of cash received/paid for variation margin against the fair value of the trades.
(3) Included within reserves for future policy benefits and claims payable on the consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.
(4) Included within other contract holder funds on the consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.
(5) Included within funds withheld payable under reinsurance treaties on the consolidated balance sheets.

Investment Income

Our sources of net investment income are as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Debt securities (1)	$1,154	$1,617	$2,164
Equity securities	8	(14)	15
Mortgage loans	319	365	392
Policy loans	73	79	89
Limited partnerships	795	105	248
Other investment income	13	12	57
Total investment income excluding funds withheld assets	2,362	2,164	2,965

Net investment income on funds withheld assets	1,188	792	330

Investment expenses:
Derivative trading commission	(3)	(5)	(4)
Depreciation on real estate	(11)	(11)	(11)
Expenses related to consolidated entities (2)	(41)	(43)	(52)
Other investment expenses (3)	(66)	(68)	(85)
Total investment expenses	(121)	(127)	(152)
Net investment income	$3,429	$2,829	$3,143

(1) Includes management fees, administrative fees, legal fees, and other expenses related to the consolidation of certain investments.
(2) Includes interest expense and market appreciation on deferred compensation; investment software expense, custodial fees, and other bank fees; institutional product issuance related expenses; and other expenses.

Evaluation of Invested Assets

We perform regular evaluations of our invested assets. On a monthly basis, management identifies those investments that may require additional monitoring and carefully reviews the carrying value of such investments to determine whether specific investments should be placed on a non-accrual status and to determine if an allowance for credit loss is required. In making these reviews, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower’s recent financial performance, news reports and other externally generated information concerning the issuer’s affairs. In the case of publicly traded bonds, management also considers market value quotations, where available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral. For investments in partnerships, management reviews the financial statements and other information provided by the general partners.

In determination of an allowance for credit loss, we consider a security’s forecasted cash flows as well as the severity of depressed fair values. Investment income is not accrued on securities in default and otherwise where the collection is uncertain. Subsequent receipts of interest on such securities are generally used to reduce the cost basis of the securities. The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest on mortgage loans is generally suspended when principal or interest payments on mortgage loans are past due more than 90 days. Interest is then accounted for on a cash basis.

Policy and Contract Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “— Summary of Critical Accounting Estimates.”

As an insurance company, a substantial portion of our profits are derived from fee income and the invested assets backing our policy and contract liabilities, which includes separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of December 31, 2021, 90% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 7% were in our Closed Life and Annuity Blocks segment.

The table below represents a breakdown of our policy and contract liabilities:

December 31, 2021	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Total
	(in millions)
Variable Annuities	$248,859	$4,330	$10,030	$263,219
Registered Index Linked Annuities	—	—	110	110
Fixed Annuities	—	2	13,172	13,174
Fixed Index Annuities	—	50	13,161	13,211
Payout Annuities	—	—	1,399	1,399
Total Retail Annuities	248,859	4,382	37,872	291,113
Total Institutional Products	—	—	8,830	8,830
Traditional Life	—	4,762	4,161	8,923
Interest-sensitive Life	90	1,722	7,410	9,222
Group Payout Annuities	—	4,895	—	4,895
Other Annuities	—	—	1,416	1,416
Total Closed Life and Annuity Blocks	90	11,379	12,987	24,456
Total Policy and Contract Liabilities	248,949	15,761	59,689	324,399
Claims payable and other	—	1,868	—	1,868
Total	$248,949	$17,629	$59,689	$326,267

December 31, 2020	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Total
	(in millions)
Variable Annuities	$218,983	7,334	10,609	236,926
Fixed Annuities	—	2	13,987	13,989
Fixed Index Annuities	—	65	14,029	14,094
Payout Annuities	—	—	1,459	1,459
Total Retail Annuities	218,983	7,401	40,084	266,468
Total Institutional Products	—	—	11,138	11,138
Traditional Life	—	5,125	4,152	9,277
Interest-sensitive Life	80	1,772	7,683	9,535
Group Payout Annuities	—	5,220	—	5,220
Other Annuities	—	—	1,481	1,481
Total Closed Life and Annuity Blocks	80	12,117	13,316	25,513
Total Policy and Contract Liabilities	219,063	19,518	64,538	303,119
Claims payable and other	—	1,972	—	1,972
Total	$219,063	$21,490	$64,538	$305,091

As of December 31, 2021, $248.9 billion or 77% of our policy and contract liabilities were backed by separate accounts assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets. We generate revenue on our separate account liabilities primarily from asset-based fee income. Separate account assets and associated liabilities are subject to variability driven by the performance of the underlying investments, which are exposed to fluctuations in equity markets and bond fund valuations. As a result, revenue derived from asset-based fee income is similarly subject to variability in line with the variability of the underlying separate account assets.

As of December 31, 2021, $50.3 billion or 16% of our policy and contract liabilities were backed by our investment portfolio and $25.2 billion reinsured by Athene, were backed by funds withheld assets. Our variable annuity fixed account option, variable annuity guaranteed benefit and other reserves, our RILA and fixed annuities and fixed index annuities reserves, not reinsured, our Institutional Products segment reserves, as well as our Closed Life and Annuity Blocks segment reserves, were primarily backed by our investment portfolio. As of December 31, 2021, our general account policy and contract liabilities, net of those ceded to Athene, were composed of 5% for fixed index annuities and fixed deferred and payout annuities, 18% for Institutional Products segment, 19% for fixed account option variable annuities, 9% for guaranteed benefit and other variable annuity reserves, and a 49% Closed Life and Annuity Block segment reserves. As of December 31, 2021, 39% of our fixed annuity and fixed index annuity policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. As of December 31, 2021, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed index annuities and fixed annuities. As of December 31, 2021, 94% of fixed annuity, fixed-indexed annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate.

Liabilities for other contract holder funds are policy account balances on interest-sensitive life insurance, fixed annuities, fixed index annuities, RILA and variable annuity or variable life insurance contract allocations to fixed fund options. These account balance liabilities are equal to the sum of deposits, plus interest credited, less charges and withdrawals.

We establish reserves for future policy benefits and claims payable under insurance policies using methodologies consistent with U.S. GAAP. Reserves for insurance policies are generally equal to the present value of future expected benefits to be paid, reduced by the present value of future expected revenue. The assumptions used in establishing reserves are generally based on our experience, industry benchmarking or other factors, as applicable. Annually, or as circumstances warrant, we conduct a comprehensive review of our actuarial assumptions, and update those assumptions when appropriate. The principal assumptions used in the establishment of reserves for future policy benefits are policy lapse, mortality, benefit utilization and withdrawals, investment returns, and expenses. Generally, we do not expect trends that impact our assumptions to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term.

For non–life-contingent components of Guaranteed Minimum Withdrawal Benefits ("GMWB") features available in our variable annuities, the guaranteed benefits are accounted for as embedded derivatives, with fair values calculated as the present value of expected future guaranteed benefit payments to contract holders less the present value of assessed rider fees attributable to the embedded derivative feature. In accordance with U.S. GAAP, the fair values of these guaranteed benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded through a benefit or charge to current period earnings. Movements in the fair value of the embedded derivatives are typically in the opposite direction relative to primary market risks. Specifically, downward movements in equity market levels reduce contract holder account value and typically correlate with an increased likelihood that outstanding guaranteed benefits will result in a claim, increasing the fair value liability. Similarly, downward movements in interest rates lower the assumed future market growth and typically correlate with an increased likelihood that outstanding guaranteed benefits will result in a claim, increasing the fair value liability. Downward movements in interest rates also lower the discount rates used in the calculation of the fair value liability associated with higher projected future guaranteed benefit payments, which increases the fair value liability.

For reserves related to the life-contingent components of guaranteed benefit features available in our variable annuities, fixed index annuities and RILA, we calculate the change in reserves by applying a “benefit ratio” to total assessments received in the period. The benefit ratio is determined by dividing the present value of total expected benefit payments by the present value of total expected assessments, primarily fees based on account value or benefit base, over the life of the contract. The level and direction of the change in reserves will vary over time based on the benefit ratio and the level of assessments associated with the variable annuity, fixed index annuity, or RILA. These reserves typically move in the opposite direction relative to primary market risks. Specifically, downward movements in equity market levels will reduce contract holder account value and typically correlate with an increased likelihood that outstanding guaranteed benefits will result in a claim, which increases the reserve.

For traditional life insurance and payout annuities, reserves for future policy benefits are measured using assumptions determined as of the issuance date or acquisition date with provisions for the risk of adverse deviation, as appropriate. These assumptions are not unlocked unless a premium deficiency exists. At least annually, we perform premium deficiency tests using best estimate assumptions as of the testing date without provision for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., U.S. GAAP reserves net of any DAC or reinsurance), the existing net reserves are adjusted by first reducing the DAC or DSI by the amount of the deficiency (or to zero) through a charge to current period earnings. If the deficiency is more than these asset balances, we increase the reserves by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent reserve measurements, and the net reserves continue to be subject to premium deficiency testing. In a sustained low interest rate environment, there is generally an increased likelihood that the liabilities determined based on best estimate assumptions will be greater than the net reserves.

Actuarial Assumption Changes (Unlocking)

Our annual actuarial assumption review of our estimates of future gross profits underlying the amortization of deferred acquisition costs and deferred sales inducements, as well as the valuation of the embedded derivatives and reserves for annuities and life insurance with optional guaranteed benefits, may result in an “unlocking” impact. Generally, favorable unlocking means the change in assumptions required a reduction in reserves or increase in DAC, and unfavorable unlocking means the change in assumptions required an increase in reserves or reduction in DAC.

The following tables reflect the impacts from our annual assumption review to pretax (loss) income, non-operating adjustments and Adjusted Operating Earnings for the periods presented.

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Assumption Review Impact:
Total assumption review impact on pretax (loss) income	$62	$(24)	$(31)
Total assumption review impact on pretax non-operating adjustments	(24)	(128)	80
Total assumption review impact on Pretax Adjusted Operating Earnings	$38	$(152)	$49

Assumption Review Impact on Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$38	$(138)	$51
Closed Life and Annuity Blocks	—	(14)	(2)
Total assumption review impact on Pretax Adjusted Operating Earnings	$38	$(152)	$49

2021 Assumption Updates

The impact of assumption changes on Pretax Adjusted Operating Earnings was $38 million, with the majority of this impact attributed to the Retail Annuities segment at $38 million. The principal driver of the favorable impact for Retail Annuities was an increase in the variable annuity DAC balance due to lapse assumption updates.

The impact on pretax non-operating adjustments of $24 million was mainly due to an overall decrease in the GMWB and GMWB for Life optional guarantee benefit reserves. The reserve decrease was driven principally by assumption changes to GMWB utilization, the effect of which was partially offset due to changes in assumed persistency and mortality and a strengthening of the mortality risk margin.

In aggregate, the total impact of assumption changes on pretax income was $62 million.

2020 Assumption Updates

The impact of assumption changes on Pretax Adjusted Operating Earnings was $(152) million, with the majority of this impact attributed to the Retail Annuities segment at $(138) million. The principal assumption change driving the unfavorable impact for Retail Annuities was a decrease in the variable annuity DAC balance due to long-term separate account return and hedge cost assumption updates. Updates to other assumptions, mainly related to REALIC business, produced minor additional impacts to unamortized DAC balances and reserves across annuity and life insurance products within the Retail Annuities and Closed Life and Annuity Blocks segments.

The impact on pretax non-operating adjustments of $128 million was mainly due to an overall decrease in the GMWB and GMWB for Life optional guarantee benefit reserves. The reserve decrease was driven principally by assumption changes to persistency, mortality, fund fee and non-performance risk assumptions. These effects were partially offset by updated fund transfer, GMWB utilization, and long-term separate account return assumptions which resulted in reserve increases.

In aggregate, the total impact of assumption changes on pretax (loss) income was $(24) million.

2019 Assumption Updates

The impact of assumption changes on Pretax Adjusted Operating Earnings was $49 million, with the majority of this impact attributed to the Retail Annuities segment at $51 million, partially offset by impacts to the Closed Life and Annuity Blocks segment. The principal assumption change driving the favorable impact for Retail Annuities was a reduction in variable annuity lapse rates which increased projected estimated gross profits and consequently reduced the DAC amortization expense. Updates to other assumptions, such as mortality, partial withdrawal and expense assumptions, produced minor impacts to unamortized DAC balances and reserves across annuity and life insurance products within the Retail Annuities and Closed Life and Annuity Blocks segments.

The impact on pretax non-operating adjustments of $(80) million was due to an overall increase in the GMWB and GMWB for Life optional guarantee benefit reserves. The reserve increase was driven principally by assumption changes to fund transfer rates, which increased the projected allocation to the separate accounts, increased investment management fees, which reduced projected account balances, and more efficient GMWB utilization. These effects were partially offset by updated mortality assumptions which resulted in reserve decreases.

In aggregate, the total impact of assumption changes on pretax (loss) income was $(31) million.

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

The discussion below describes our liquidity and capital resources for the years ended December 31, 2021, 2020 and 2019.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net cash provided by (used in) operating activities	$5,743	$3,777	$4,368
Net cash provided by (used in) investing activities	(1,296)	(4,333)	(8,329)
Net cash provided by (used in) financing activities	(3,835)	640	1,927
Net increase (decrease) in cash, cash equivalents, and restricted cash	612	84	(2,034)
Cash, cash equivalents, and restricted cash at beginning of period	2,019	1,935	3,969
Total cash, cash equivalents, and restricted cash at end of period	$2,631	$2,019	$1,935

Cash flows provided by Operating Activities

The principal operating cash inflows from our insurance activities come from insurance premiums, fees charged on our products and net investment income. The principal operating cash outflows are the result of annuity and life insurance benefits, interest credited on other contract holder funds, operating expenses and income tax, as well as interest expense. The primary liquidity concern with respect to these cash flows is the risk of early contract holder and policyholder benefit payments.

Cash flows provided by (used in) operating activities increased $1,966 million to $5,743 million during the year ended December 31, 2021 from $3,777 million during the year ended December 31, 2020. This increase in cash provided by operating activities was primarily due to a net loss in 2020 due to the impact of the Athene Reinsurance Transaction compared to net income in 2021.

Cash flows provided by (used in) operating activities decreased $591 million, or 14%, to $3,777 million for the year ended December 31, 2020 from $4,368 million for the year ended December 31, 2019. This decrease in cash provided by operating activities was primarily due to a higher net loss in 2020 due to the impact of the Athene Reinsurance Transaction.

Cash flows provided by (used in) Investing Activities

The principal cash inflows from our investment activities come from repayments of principal, proceeds from maturities and sales of investments, as well as settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments and settlements of freestanding derivatives. It is not unusual to have a net cash outflow from investing activities because cash inflows from insurance operations are typically reinvested to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors or market disruptions that might impact the timing of investment related cash flows as well as derivative collateral needs.

Cash flows provided by (used in) investing activities increased $3,037 million to $(1,296) million during the year ended December 31, 2021 from $(4,333) million during the year ended December 31, 2020. This increase was due to the sale of assets during 2020 related to the Athene Reinsurance Transaction.

Cash flows provided by (used in) investing activities increased $3,996 million, to $(4,333) million for the year ended December 31, 2020 from $(8,329) million for the year ended December 31, 2019. This increase was due to a decrease in outflows related to the previously mentioned Athene Reinsurance Transaction and decreased freestanding derivative losses during 2020, compared to 2019.

Cash flows provided by (used in) Financing Activities

The principal cash inflows from our financing activities come from deposits of funds associated with policyholder account balances, issuance of debt, and lending of securities. The principal cash outflows come from withdrawals associated with policyholder account balances and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early policyholder withdrawal.

Cash flows provided by (used in) financing activities decreased $4,475 million to $(3,835) million during the year ended December 31, 2021 from $640 million for the year ended December 31, 2020. This decrease was primarily due to higher variable annuity surrender and death benefit outflows from our large in-force block in addition to reductions in the institutional products account value. This was partially offset by our issuance of senior notes and debt agreements entered into during the year ended December 31, 2021.

Cash flows provided by (used in) financing activities decreased $1,287 million to $640 million for the year ended December 31, 2020 from $1,927 million for the year ended December 31, 2019. This decrease in cash flows provided by financing activities was primarily due to cash inflows from debt agreements entered into in 2019 and lower sales within our institutional products, compared to 2019.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. As of December 31, 2021, our insurance companies were well in excess of the minimum required capital levels. Jackson is also subject to risk-based capital guidelines that provide a method to measure the adjusted capital that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of Jackson’s investments and products.

Jackson had an RBC ratio of 580%, 347% and 366% as of December 31, 2021, 2020 and 2019, respectively. The increase in Jackson’s RBC ratio as of December 31, 2021 as compared to December 31, 2020 was primarily driven by the capital contribution to Jackson of a portion of the proceeds from the post-demerger debt raise.

Holding Company Liquidity

As a holding company with no business operations of its own, Jackson Financial primarily derives cash flows from dividends and interest payments from its insurance subsidiaries. These principal sources of liquidity are expected to be supplemented by cash and short-term investments held by Jackson Financial and access to bank lines of credit and the capital markets. We intend to maintain a minimum amount of cash and cash equivalents at Jackson Financial adequate to fund two years of holding company fixed expenses. The main uses of liquidity for Jackson Financial are interest payments and debt repayment, holding company operating expenses, payment of dividends and other distributions to shareholders, which may include stock repurchases, and capital contributions, if needed, to our insurance company subsidiaries. Our principal sources of liquidity and our anticipated capital position are described in the following paragraphs.

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

Subject to these limitations, our insurance company subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile, subject to prior notification to the appropriate regulatory agency. Any distributions above the amount permitted by statute in any twelve-month period are considered to be extraordinary dividends, and the approval of the appropriate regulator is required prior to payment. In Michigan, the Director of the Michigan Department of Insurance and Financial Services (the Michigan Director of Insurance) may limit, or not permit, the payment of dividends from either Jackson National Life ("Jackson") or Brooke Life Insurance Company ("Brooke Life"), Jackson's direct parent company, if it determines that the surplus of either these subsidiaries is not reasonable in relation to their outstanding liabilities and is not adequate to meet their financial needs, as required by Michigan insurance law. Unless otherwise approved by the Michigan Director of Insurance, dividends may only be paid from earned surplus. Also, surplus note arrangements and interest payments must be approved by the Michigan Director of Insurance and such interest payments to related parties reduce the otherwise calculated ordinary dividend capacity for that period. In New York, all dividends require approval from NYSDFS.

For 2022, Jackson and Brooke Life has total ordinary dividend capacity, based on 2021 statutory capital and surplus and statutory net gain from operations, subject to the availability of earned surplus, of nil and $514 million, respectively. Brooke Life, as the sole owner of our other insurance company subsidiaries, including Jackson and Jackson National Life NY, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial. As such, Jackson Financial’s ability to receive dividend payments from our insurance company subsidiaries is effectively limited by Brooke Life’s ability to make dividend payments to Jackson Financial.

On February 14, 2022, Jackson received approval from the Michigan Department of Insurance and Financial Services for a $453 million extraordinary dividend and $147 million return of capital to Jackson’s parent company, Brooke Life. The combined dividend and return of capital payment to Brooke of $600 million is expected to occur in the first quarter of 2022. Brooke Life expects to pay a $510 million ordinary dividend to its ultimate parent, Jackson Financial, subsequent to the receipt of the $600 million combined extraordinary dividend and return of capital from Jackson in the first quarter of 2022.

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

Liquidity requirements are principally for purchases of new investments, management of derivative related margin requirements, repayment of principal and interest on debt, payments of interest on surplus notes, funding of insurance product liabilities including payments for policy benefits, surrenders, maturities and new policy loans, funding of expenses including payment of commissions, operating expenses and taxes. As of December 31, 2021, Jackson’s outstanding surplus notes and bank debt included $67 million of bank loans from the Federal Home Loan Bank of Indianapolis

("FHLBI"), collateralized by mortgage-related securities and mortgage loans and $250 million of surplus notes maturing in 2027. Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders, and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio.

Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements, including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of December 31, 2021, approximately half of Jackson’s general account reserves are either not surrenderable, or included policy restrictions such as surrender charges greater than 5%, or market value adjustments to discourage early withdrawal of policy and contract funds.

The liquidity sources for our insurance company subsidiaries are their cash, short-term investments, sales of publicly traded bonds, insurance premiums, fees charged on our products, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of a short-term borrowing facility with the FHLBI.

Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of December 31, 2021, the portfolio of cash, short-term investments and privately and publicly traded securities and equities, which are unencumbered and unrestricted to sale, amounted to $24.9 billion.

Our Indebtedness

Senior Notes
On November 23, 2021, the Company issued $1.6 billion aggregate principal amount of its senior unsecured notes consisting of $600 million aggregate principal amount of 1.1% Senior Notes due November 22, 2023 (the “2023 Senior Notes”), $500 million aggregate principal amount of 3.1% Senior Notes due November 23, 2031 (the “2031 Senior Notes”) and $500 million aggregate principal amount of 4.0% Senior Notes due November 23, 2051 (the “2051 Senior Notes” and, together with the 2023 Senior Notes and the 2031 Senior Notes, the “Senior Notes”). The proceeds of the Senior Notes were used, together with cash on hand, to repay the Company’s $1.6 billion aggregate principal amount of senior unsecured delayed draw term loan facility that was due to mature in May 2022 (the “2022 DDTL Facility”), as described below.

Term Loans

On February 22, 2021, we and a syndicate of banks entered into a credit agreement consisting of a $1.0 billion Revolving Facility, and a credit agreement consisting of a $1.7 billion senior unsecured delayed draw term loan facility that matures in February 2022 and a $1.0 billion senior unsecured delayed draw term loan facility that matures in February 2023. On July 19, 2021, we and such banks entered into amendments to such credit agreements in order to (i) extend the period during which we were permitted to draw under the Credit Facilities from the date that was the six-month anniversary of our entry into the credit agreements to the date that was the nine-month anniversary of our entry into the credit agreements, (ii) extend the maturity date of the 2022 DDTL Facility from February 2022 to May 2022 and (iii) amend the definition used to calculate our adjusted consolidated net worth to reflect certain changes in our restated audited financial statements included in our Form 10. When referring to the Credit Facilities, the associated credit agreements and the terms and conditions thereof, in each case in this report, we are referring to the Credit Facilities, the credit agreements and their terms and conditions as amended by the amendments entered into on July 19, 2021.

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

On September 10, 2021, we borrowed an aggregate principal amount of $2.35 billion as follows: $1.6 billion under the 2022 DDTL Facility and $750 million under the 2023 DDTL Facility. We contributed a majority of the proceeds from the borrowings under the DDTL Facilities to Jackson.With respect to the remaining amount of proceeds from the borrowings under the DDTL Facilities, we have (i) established a minimum liquidity buffer of at least $250 million at Jackson Financial, and (ii) retained the balance of the proceeds of approximately $575 million at Jackson Financial. The amounts at Jackson Financial are expected to be used for general corporate purposes, including interest payments and debt repayment, holding company operating expenses, payment of dividends and other distributions to shareholders, which may include stock repurchases, and capital contributions, if needed, to our insurance company subsidiaries. On November 23, 2021, the Company issued $1.6 billion aggregate principal amount of its senior unsecured notes (see detail discussion in footnote 11). The proceeds of the Senior Notes were used, together with cash on hand, to repay the above mentioned $1.6 billion borrowing under the 2022 DDTL Facility.

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes were issued pursuant to Rule 144A under the Securities Act of 1933, as amended, and are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $20 million, $21 million, and $20 million for the years ended December 31, 2021, 2020 and 2019, respectively.

On November 6, 2019, Jackson Financial, through its subsidiary, Brooke Life, issued a 4.5% surplus note payable to Prudential, in the principal amount of $2.0 billion, due November 6, 2059. Immediately following issuance of the $2.0 billion surplus note, Jackson Financial remitted a return of capital of $2.0 billion to Prudential. These two actions increased total indebtedness by $2.0 billion and reduced total shareholder’s equity by $2.0 billion. The surplus note was unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims.

The Brooke Life surplus note was assigned to Jackson Finance, LLC ("Jackson Finance") in connection with our debt restructuring in June 2020, ultimately resulting in a cashless transaction, whereby the surplus note was contributed to Jackson Financial and shareholder’s equity increased by $2.0 billion.

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

Federal Home Loan Bank

Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of December 31, 2021, Jackson held a bank loan with an outstanding balance of $67 million. As of December 31, 2020, Jackson held advances of $380 million and a bank loan with an outstanding balance of $72 million.

Bank Loan

On November 7, 2019, we issued a $350 million note payable to Standard Chartered Bank, which was guaranteed by Prudential. Immediately following the issuance of the $350 million note payable, we paid a special dividend of $350 million to Prudential. These two actions increased total indebtedness by $350 million and reduced total shareholder’s equity by $350 million. This note accrued interest at LIBOR plus 0.2% per annum and was due November 7, 2020.

In June 2020, we transferred the loan to a Prudential affiliate in connection with our debt restructuring, ultimately resulting in a cashless transaction, whereby the note was transferred to a Prudential affiliate and shareholder’s equity increased by $350 million.

Dividend and Stock Repurchase

Consistent with our goals to manage risk and capital and optimize our financial leverage, we generally intend to target return of capital to our stockholders, which may take the form of cash dividends and/or stock repurchases, on an annual basis of approximately 40-60% of the annual change in our excess capital, adjusted for any contributions and distributions, subject to market conditions and approval by our board of directors. For purposes of this analysis, we define excess capital as total adjusted capital less 400% of company action level required capital. Consistent with statutory accounting requirements, total adjusted capital is defined as Jackson National Life’s statutory capital and surplus, plus asset valuation reserve and 50% of policyholder dividends of Jackson National Life and its subsidiaries. Company action level required capital is the minimum amount of capital necessary for Jackson National Life to avoid submitting a corrective action plan to its regulator.

Any declaration of cash dividends or stock repurchases will be at the discretion of JFI’s board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, contractual restrictions with respect to paying cash dividends or repurchasing stock, restrictions imposed by Delaware law, general business conditions and any other factors that JFI’s board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will pay any cash dividends to holders of our common stock or approve any stock repurchase program, or as to the amount of any such cash dividends or stock repurchases.

Delaware law requires that dividends be paid and stock repurchases made only out of “surplus,” which is defined as the fair market value of our net assets, minus our stated capital; or out of the current or the immediately preceding year’s earnings. JFI is a holding company and has no direct operations. All of our business operations are conducted through our subsidiaries. Any dividends we pay or stock repurchases we make will depend upon the funds legally available for distribution, including dividends or distributions from our subsidiaries to us. The states in which our insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to their parent companies. These restrictions are based in part on the prior year’s statutory income and surplus, as well as earned surplus. Such restrictions, or any future restrictions adopted by the states in which our insurance subsidiaries are domiciled, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable by our subsidiaries without affirmative approval of state regulatory authorities. See “Risk Factors—As a holding company, JFI depends on the ability of its subsidiaries to meet its obligations and liquidity needs, including dividends and stock repurchases.”

Dividends to Shareholders

On November 8, 2021, our Board of Directors approved the commencement of a regular quarterly cash dividend and declared a fourth quarter cash dividend on Jackson Financial's Class A and Class B common stock of $0.50 per share, that was paid on December 9, 2021 to shareholders of record on November 19, 2021.

On February 28, 2022, our Board of Directors declared a first quarter cash dividend on JFI's Class A common stock of $0.55 per share, payable on March 23, 2022 to shareholders of record on March 14, 2022.

There were no dividends declared or paid to our shareholders for the year ended December 31, 2020. Dividends declared and paid to the Company’s former ultimate parent, Prudential, were $875 million for the year ended December 31, 2019. Dividends paid in 2019 consisted of $525 million of ordinary dividends and $350 million in exchange for the short-term note payable to Standard Charter Bank, see Note 11 to Consolidated Financial Statements.

Share Repurchase and Common Stock Conversion

On November 8, 2021, our Board of Directors authorized a share repurchase program for our Class A common stock of $300 million.

On December 13, 2021, we repurchased 2,242,516 shares of our Class A Common Stock from Prudential and 1,134,767 shares of our Class A Common Stock from Athene. The price per share in the repurchase was $37.01. On December 13, 2021, Athene converted a total of 725,623 shares of its Class B common stock to Class A common stock on a one-for-one basis. On February 1, 2022, Athene converted the remaining 638,861 shares of its Class B common stock to Class A common stock on a one-for-one basis.

As of December 31, 2021, we repurchased a total of 5,778,649 shares of Class A common stock for an aggregate purchase price of $211 million, which were funded with cash on hand. On February 28, 2022, our Board of Directors authorized an increase of $300 million in our existing share repurchase authorization of JFI's Class A common stock.

Financial Strength Ratings

Our access to funding and our related cost of borrowing, the attractiveness of certain of our subsidiaries’ products to customers, our attractiveness as a reinsurer to potential ceding companies and requirements for derivatives collateral posting are affected by our credit ratings and financial strength ratings, which are periodically reviewed by the rating agencies. Financial strength ratings and credit ratings are important factors affecting consumer confidence in an insurer and its competitive position in marketing products as well as critical factors considered by ceding companies in selecting a reinsurer.

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

As of March 4, 2022, the financial strength ratings of our principal insurance subsidiaries were as follows:

Company	A.M. Best	Fitch	Moody’s	S&P
Jackson National Life Insurance Company
Rating	A	A	A2	A
Outlook	stable	stable	negative	stable
Jackson National Life Insurance Company of New York
Rating	A	A	A2	A
Outlook	stable	stable	negative	stable
Brooke Life Insurance Company
Rating	A
Outlook	stable

In evaluating a company’s financial strength, the rating agencies evaluate a variety of factors including our strategy, market positioning and track record, our mix of business, profitability, leverage and liquidity, the adequacy and soundness of our reinsurance, the quality and estimated market value of our assets, the adequacy of our surplus, our capital structure, and the experience and competence of our management.

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

Contractual Obligations

We have contractual obligations identified within Item 8. "Financials Statements and Supplementary Data; Note. 5 Derivative Instruments, Note 9. Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds, Note 10. Certain Nontraditional Long-Duration Contracts and Variable Annuity Guarantees, Note 11. Long-Term Debt, Note 14. Commitments and Contingencies, and Note 15. Leases." As of December 31, 2021, we had no unique material cash requirements from known contractual and other obligations.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements. The following are our most critical estimates, which require management’s most difficult, subjective and complex judgments, including the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following discussion is not intended to represent a comprehensive list of our accounting policies. For a detailed discussion of the application of these and other accounting policies, see Note 2 to Consolidated Financial Statements.

Deferred Acquisition Costs

Deferred acquisition costs relate directly to the successful acquisition of new or renewal insurance business and can be capitalized. These costs primarily pertain to commissions and certain costs associated with policy issuance. All other acquisition costs are expensed as incurred.

Deferred acquisition costs are increased by interest thereon and amortized into income in proportion to estimated gross profits, including realized gains and losses and derivative movements, for annuities and interest-sensitive life products and in proportion to anticipated premium revenues for traditional life products. Due to volatility of certain factors that affect gross profits, including realized capital gains and losses and derivative movements, amortization may be a benefit or a charge in any given period. In the event of negative amortization, the related deferred acquisition cost balance is capped at the initial amount capitalized, plus interest.

As available-for-sale debt securities are carried at fair value, an adjustment is made to deferred acquisition costs equal to the change in amortization that would have occurred if such securities had been sold at their stated fair value and the proceeds reinvested at current yields. This adjustment, along with the change in net unrealized gains (losses) on available-for-sale debt securities, net of applicable tax, is credited or charged directly to equity as a component of other comprehensive income.

For variable annuities, the projection of expected gross profits includes, among other things, an expectation as to the account value upon which core contract fees would be charged. Separate account returns may vary significantly between years, which could have a meaningful impact on the amount of DAC amortization that is recorded in a given year.

Accordingly, we employ a mean reversion methodology with the objective of adjusting the amortization of deferred acquisition costs that would otherwise be highly volatile due to fluctuations in the level of future gross profits arising from changes in equity market levels. The mean reversion methodology achieves this objective by applying a dynamic adjustment to the assumption for short-term future investment returns. Under this methodology, the projected returns for the next five years are set such that, when combined with the actual returns for the current and preceding two years, the average rate of return over the eight-year period reverts to the current long-term assumed growth rate (7.15% for 2021 and 2020 and 7.4% for 2019, after external investment management fees). This methodology prevents a significant increase or decrease in the separate account fee base in one period due to equity market returns from inflating or deflating, as applicable, the projected gross fees in our DAC models. The mean reversion methodology does, however, include a cap and a floor of 15% and 0% per annum, respectively, on the projected return for each of the next five years. If a projected growth rate of more than 15% or less than 0% per annum would have been necessary to achieve the long-term assumed growth rate at that time, the dampening effects of the mean reversion methodology described above will be limited. As of December 31, 2021 and 2020, projected returns under mean reversion were within the range bound by the 15% cap and 0% floor.

Deferred acquisition costs are reviewed periodically to ensure that the unamortized portion does not exceed the expected recoverable amounts. In assessing recoverability for both deferred acquisition costs, the Company evaluates its fixed index annuity and fixed annuity blocks of business separately from its variable annuity business consistent with the manner of acquiring, servicing and measuring profitability of these products. The Company’s accounting policy includes reinsurance balances when evaluating recoverability of deferred acquisition costs. Any amount deemed unrecoverable is written off with a charge through deferred acquisition costs amortization.

Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds

We establish reserves for future policy benefits to, or on behalf of, customers in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP. The assumptions used in establishing reserves are generally based on our experience, industry benchmarking and other factors, as applicable. Annually, or as circumstances warrant, we conduct a comprehensive review of our actuarial assumptions—such as mortality, morbidity, and policyholder behavior assumptions—and update assumptions when appropriate. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. See Notes 9 and 10 to Consolidated Financial Statements for additional information on these accounting policies.

We issue variable contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. Certain of these contracts include contract provisions by which we contractually guarantee to the contract holder either a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable upon the depletion of funds (GMWB), in the event of death (GMDB), at annuitization (GMIB), or at the end of a specified period (GMAB). Substantially all of our GMIB benefits are reinsured. GMIB benefits and GMAB benefits were discontinued in 2009 and 2011, respectively. For additional information regarding our account value by optional guarantee benefit, see “Business–Our Segments–Retail Annuities–Variable Annuities.”

For traditional life insurance contracts, which include term and whole life, reserves for future policy benefits are determined using the net level premium method and assumptions as of the issue date or acquisition date as to mortality, interest, persistency and expenses, plus provisions for adverse deviations. These assumptions are not unlocked unless the reserve is determined to be deficient.

Group payout annuities consist of a closed block of defined benefit annuity plans. The liability for future benefits for these limited payment contracts is calculated using assumptions as of the acquisition date as to mortality and expense plus provisions for adverse deviation.

In conjunction with a prior acquisition, we recorded a fair value adjustment related to certain annuity and interest-sensitive liability blocks of business to reflect the cost of the interest guarantees within the in-force liabilities, based on the difference between the guaranteed interest rate and an assumed new money guaranteed interest rate. This adjustment was recorded in reserves for future policy benefits and claims payable. This component of the acquired reserves is reassessed at the end of each period, taking into account changes in the in-force block. Any resulting change in the reserve is recorded as a change in policy reserve through the consolidated income statements.

Our liabilities for interest-sensitive life contracts approximate the policyholder’s account value, plus the remaining balance of the fair value adjustment related to previously acquired business.

For fixed deferred annuities, the fixed option on variable annuities, fixed index annuities, Registered Index-Linked Annuities ("RILAs"), guaranteed investment contracts and other investment contracts, the liability is the policyholder’s account value, plus, as applicable, the unamortized balance of the previously mentioned fair value adjustment. The liability for RILAs and fixed index annuities is based on three components, 1) the imputed value of the underlying guaranteed host contract, 2) the fair value of the embedded option component of the contract and 3) the liability for guaranteed benefits related to the minimum death benefit or payments for life rider.

The Guaranteed Minimum Death Benefits ("GMDB") liability is determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The direct portion of our Guaranteed Minimum Income Benefits ("GMIB") liabilities, which are substantially reinsured, are determined in this same way.

Certain Guaranteed Minimum Withdrawal Benefits ("GMWB") products include a “not-for-life” component up to the point at which the guaranteed withdrawal benefit is exhausted, after which benefits paid are considered to be “for-life” benefits. The liability related to this “not-for-life” portion is valued as an embedded derivative, while the “for-life” benefits are valued as an insurance liability consistent with the GMDB liability described above.

Non-life contingent components of GMWBs and Guaranteed Minimum Accumulation Benefits ("GMAB") are recorded at fair value, using internally developed models as observable markets do not exist for those benefits. The fair value of the reserve is based on the expectations of future benefit payments and certain future fees associated with the benefits. At the inception of the contract, we attribute to the embedded derivative a portion of rider fees collected from the contract holder, which is then held static in future valuations. That portion of the fees, generally referred to as the attributed fees, are set such that the present value of the attributed fees is equal to the present value of future claims expected to be paid under the guaranteed benefit at the inception of the contract. In subsequent valuations, both the present value of future benefits and the present value of attributed fees are revalued based on current market conditions and policyholder behavior assumptions. The difference between each of the two components represents the fair value of the embedded derivative.

The fair value calculation described above is based on the present value of future cash flows comprised of future expected benefit payments, less future attributed rider fees, over the lives of the contracts. Estimating these cash flows requires numerous estimates and subjective judgments related to capital market inputs, as well as actuarially determined assumptions related to expectations concerning policyholder behavior. Capital market inputs include expected market rates of return, market volatility, correlations of market index returns to funds, fund performance and discount rates. The more significant actuarial assumptions include benefit utilization by customers, persistency, mortality and withdrawal rates. Best estimate assumptions plus risk margins are used as applicable. See “Policy and Contract Liabilities—Actuarial Assumption Changes (Unlocking).”

At each valuation date, we assume expected returns based on the greater of London Inter-bank Offered Rate ("LIBOR") swap rates and constant maturity treasury rates as of that date to determine the value of expected future cash flows produced in a stochastic process. Volatility assumptions are based on a weighting of available market data for implied market volatility for durations up to 10 years, grading to a historical volatility level by year 15, where such long-term historical volatility levels contain an explicit risk margin. Additionally, non-performance risk is incorporated into the calculation through the use of discount rates based on a blend of yields on similarly-rated peer debt and yields on JFI debt (adjusted to operating company levels). Risk margins are also incorporated into the model assumptions, particularly for policyholder behavior. Estimates of future policyholder behavior are subjective and are based primarily on our own experience.

We have also established additional reserves for life insurance business for universal life plans with secondary guarantees, interest-sensitive life plans that exhibit “profits followed by loss” patterns and account balance adjustments to tabular guaranteed cash values on one interest-sensitive life plan. These reserves are determined using a series of deterministic premium persistency scenarios and other experience assumptions, discounted using rates equal to the crediting rates of the policies.

Income Taxes

Income taxes represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with our operations. We provide for federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities.

Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the effects of recording certain invested assets at market value, the deferral of acquisition costs and sales inducements and the provisions for future policy benefits and expenses. Deferred tax assets and liabilities are measured using the tax rates expected to be in effect when such benefits are realized. We are required to test the value of deferred tax assets for realizability. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In determining the need for a valuation allowance, we consider the carryback eligibility of losses, reversal of existing temporary differences, estimated future taxable income and tax planning strategies.

The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based on historical experience and expectations of future performance. In order to recognize a tax benefit in the consolidated financial statements, there must be a greater than 50% chance of success of our position being sustained by the relevant taxing authority with regard to that tax position. Management’s judgments are potentially subject to change given the inherent uncertainty in predicting future performance, which is impacted by such factors as policyholder behavior, competitor pricing and other specific industry and market conditions.

Reinsurance

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risk with respect to reinsurance receivables. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements. Counterparty credit risk may be managed through the use of letters of credit, collateral trusts or on balance sheet funds withheld agreements. Assets held under funds withheld agreements are included on our balance sheets, but remain the property of the respective counterparties subject to triggers embedded within the relevant reinsurance agreements.

Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting. For reinsurance contracts other than those covering GMIB exposure, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.

Our GMIBs are reinsured with an unrelated party and, due to the net settlement provisions of the reinsurance agreement, meet the definition of a derivative. Accordingly, the GMIB reinsurance agreement is recorded at fair value using internally developed models consistent with those used to value our other products with optional guaranteed benefits.

Investments – Valuation and Impairment

We determine the fair values of certain financial assets and liabilities based on quoted market prices, where available. When necessary, we may also determine fair value based on estimated future cash flows discounted at the appropriate current market rate. Fair values also, if appropriate, reflect adjustments for counterparty credit quality, credit rating, liquidity and incorporate risk margins for unobservable inputs.

Where quoted market prices are not available, fair value estimates are made at a point in time, based on relevant market data, as well as the best information about the individual financial instrument. At times, illiquid market conditions could result in inactive markets for certain of our financial instruments. In such instances, there could be no or limited observable market data for these assets and liabilities. Fair value estimates for financial instruments deemed to be in an illiquid market are based on judgments regarding current economic conditions, liquidity discounts, currency, credit and interest rate risks, loss experience and other factors. These fair values are estimates and involve considerable uncertainty and variability as a result of the inputs selected and may differ materially from the values that would have been used had an active market existed. As a result of market inactivity, such calculated fair value estimates may not be realizable in an immediate sale or settlement of the instrument. In addition, changes in the underlying assumptions used in the fair value measurement technique could significantly affect these fair value estimates.

We periodically review our available-for-sale debt securities on a case-by-case basis to determine if an impairment is necessary for securities with a decline in fair value to below cost or amortized cost. Factors considered in determining whether an impairment is necessary include whether we have the intent to sell, or whether it is more likely than not we will be required to sell the security before the amortized cost basis is fully recovered, the severity of the unrealized loss, the reasons for the decline in value and expectations for the amount and timing of a recovery in fair value. For debt securities in an unrealized loss position, for which we deem an impairment necessary, the amortized cost may be written down to fair value through net gains (losses) on derivatives and investments, or an allowance for credit loss (“ACL”) may be recorded along with a charge to net gains (losses) on derivatives and investments.

Securities determined to be underperforming or potential problem securities are subject to regular review. To facilitate the review, securities with significant declines in value, or where other objective criteria evidencing credit deterioration have been met, are included on a watch list. Among the criteria for securities to be included on a watch list are: credit deterioration that has led to a significant decline in fair value of the security; a significant covenant related to the security has been breached; or an issuer has filed or indicated a possibility of filing for bankruptcy, has missed or announced it intends to miss a scheduled interest or principal payment, or has experienced a specific material adverse change that could impair its creditworthiness.

In performing these reviews, we consider the relevant facts and circumstances relating to each investment and exercise considerable judgment in determining whether an impairment is needed for a particular security. Assessment factors include judgments about an obligor’s current and projected financial position, an issuer’s current and projected ability to service and repay its debt obligations, the existence of, and realizable value of, any collateral backing the obligations and the outlooks for specific industries and issuers. This assessment may also involve assumptions regarding underlying collateral such as prepayment rates, default and recovery rates, and third-party servicing capabilities.

In addition to the review procedures described above, investments in asset-backed securities where market prices are depressed are subject to a review of their future estimated cash flows, including expected and stress case scenarios, to identify potential shortfalls in contractual payments. These estimated cash flows are developed using available performance indicators from the underlying assets including current and projected default or delinquency rates, levels of credit enhancement, current subordination levels, vintage, expected loss severity and other relevant characteristics. These estimates reflect a combination of data derived by third parties and internally developed assumptions. Where possible, this data is benchmarked against third-party sources.

For mortgage-backed securities, credit losses are assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral characteristics and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements existing in that structure. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and then projects the remaining cash flows using a number of assumptions, including prepayment speeds, default rates and loss severity. Specifically, for prime and Alt-A RMBS, the assumed default percentage is dependent on the severity of delinquency status, with foreclosures and real estate owned receiving higher rates, but also includes the currently performing loans. These estimates reflect a combination of data derived by third parties and internally developed assumptions. Where possible, this data is benchmarked against other third-party sources. In addition, these estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate.

After these reviews, we recognize impairments on debt securities in an unrealized loss position when any of the following circumstances exists:
•We intend to sell a security;
•It is more likely than not that we will be required to sell a security prior to recovery; or
•We do not expect full recovery of the amortized cost based on the discounted cash flows estimated to be collected.

Commercial mortgage loans are carried at the aggregate unpaid principal balance, adjusted for any applicable unamortized discount or premium, or allowance for credit loss ("ACL"). Acquisition discounts and premiums on mortgage loans are amortized into investment income through maturity dates using the effective interest method. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Interest income and amortization of premiums and discounts are reported in net investment income along with prepayment fees and mortgage loan fees, which are recorded as incurred.

We review mortgage loans on a quarterly basis to estimate the ACL with changes in the ACL recorded in net gains (losses) on derivatives and investments. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, we record an ACL on the pool of mortgage loans based on lifetime expected credit losses. Credit loss estimates are pooled by property type and unfunded commitments are included in the model with an allowance for credit losses determined accordingly.

Mortgage loans on real estate deemed uncollectible are charged against the ACL, and subsequent recoveries, if any, are credited to the ACL.

Accrued interest receivables are presented separate from the amortized cost of debt securities and mortgage loans. An allowance for credit losses is not estimated on an accrued interest receivable. Rather, receivable balances that are deemed uncollectible are written off with a corresponding reduction to net investment income.

Derivatives

Freestanding Derivative Instruments

We enter into financial derivative transactions, including swaps, put-swaptions, futures and options to reduce and manage business risks. These transactions manage the risk of a change in the value, yield, price, cash flows, credit quality or degree of exposure with respect to assets, liabilities or future cash flows that we have acquired or incurred.

Freestanding derivative instruments are reported at fair value, that reflects the estimated amounts, net of payment accruals, which we would receive or pay upon sale or termination of the contracts at the reporting date. Freestanding derivatives priced using third party pricing services incorporate inputs that are predominantly observable in the market. The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Notes 5 and 6 to Consolidated Financial Statements for additional information on significant inputs into our derivative pricing methodology.

Embedded Derivatives - Product Liabilities

Certain liabilities, including fixed index annuities, RILAs, and guarantees offered in connection with variable, fixed index, or registered index-linked annuities issued by us, may contain embedded derivatives. Derivatives embedded in certain host insurance contracts that have been separated for accounting and financial reporting purposes, are carried at fair value.

See Notes 5 and 10 to Consolidated Financial Statements for additional information on our accounting policies for embedded derivatives bifurcated for insurance host contracts.

Embedded Derivatives - Funds Withheld Reinsurance Agreements

The Company has recorded an embedded derivative liability related to the Athene Reinsurance Agreement (the “Athene Embedded Derivative”) in accordance with ASC 815-15 as Jackson’s obligation under the Reinsurance Agreement is based on the total return of investments in a segregated funds withheld account rather than Jackson’s own creditworthiness. As the Reinsurance Agreement transfers the economics of the investments in the segregated funds withheld account to Athene, they will receive an investment return equivalent to owning the underlying assets. At inception of the Reinsurance Agreement, the Athene Embedded Derivative was valued at zero. Additionally, the inception fair value of the investments in the segregated funds withheld account differed from their book value and, accordingly, the amortization of this difference is reported in Net gains (losses) on derivatives and investments in the Consolidated Income Statement, while the investments are held. Subsequent to the effective date of the Reinsurance Agreement, the Athene Embedded Derivative is measured at fair value with changes reported in Net gains (losses) on derivatives and investments in the Consolidated Income Statement. The Athene Embedded Derivative Liability is included in Funds withheld payable under reinsurance treaties in the Consolidated Balance Sheet.

See Note 8 to Consolidated Financial Statements for additional information on Athene Reinsurance Transaction.

Net Investment Income

Net investment income reported for each of our three segments and Corporate and Other includes an allocation for investment income generated on assigned capital. The amount of capital assigned to each of our segments for purposes of measuring segment net investment income is established at a level that management considers necessary to support the segment’s risks. This assessment is determined based upon internal models and contemplates National Association of Insurance Commissioners (“NAIC”) RBC requirements at internally defined levels. Capital in excess of the amount required to support our core operating strategies is considered excess equity capital and is reflected in Corporate and Other.

Contingent Liabilities

We are a party to legal actions and, at times, regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate their impact on our financial position. A reserve is established for contingent liabilities if it is probable that a loss has been incurred and the amount is reasonably estimable. It is possible that an adverse outcome in certain of our contingent liabilities, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon our financial position. However, it is the opinion of management that the ultimate disposition of contingent liabilities is unlikely to have a material adverse effect on our financial position.

Consolidation of Variable Interest Entities (“VIEs”)

The Company invests in a number of asset types that it has determined are VIEs, such as equity positions in collateralized loan obligations (“CLOs”), limited partnerships (“LPs”), limited liability companies (“LLCs”), and mutual funds that are assessed to determine whether they meet the criteria as a VIE. For those entities deemed to be VIEs, we further assess whether the VIE must be consolidated as a result of the terms specific to each entity. Entities for which consolidation is required are included on our consolidated financial statements. To the extent that external parties are also invested in these VIEs, a noncontrolling interest is reflected on our consolidated financial statements as well. See Note 4 to Consolidated Financial Statements for additional information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure results from interest rate fluctuations, equity price movements and changes in credit spreads.

Risk Management

Our Actuarial, Asset-Liability Management and Finance functions provide first-line management of our market risk exposures, our Risk function provides risk control and oversight and our Internal Audit team provides independent assurance. Our Enterprise Risk Management Framework contemplates a wide range of market risks and focuses on exposures and risk limits on a consolidated basis for the Company.

We have an Asset Liability Management Committee (“ALCO”) that maintains a written asset-liability management policy, which is approved by our board of directors. The membership of ALCO includes the Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Actuary and Head of Asset-Liability Management. ALCO regularly reviews all material financial risks in accordance with our asset-liability management policy. If market risks exceed predetermined tolerances, ALCO is required to inform the Finance and Risk Committee of our board of directors. ALCO proposes how best to mitigate or address such risks. Our Enterprise Risk Management Framework is more fully discussed in “Part I – Item 1. Business – Risk Management.”

Market Risk—Fair Value Exposures

We have exposure to market risk through our annuity and insurance operations, general account investment activities and risk management activities. For the purpose of this Item, we define “market risk” as changes in fair value resulting from changes in interest rates or equity market prices. We regularly analyze our exposures to interest rates and equity markets. As a result of this analysis, we have determined that the estimated fair values of certain assets and liabilities may be materially impacted by changes in interest rates and equity markets. Our exposures to interest rates and equity markets also impact our business, financial condition, results of operations and cash flows other than through changes in fair value. See “Part I – Item 1A. Risk Factors – Risks Related to Conditions in the Global Financial Markets and Economy.”

Interest Rates

Our market risk exposure to changes in interest rates principally arises from investments in fixed-income securities (primarily publicly-traded corporate and government bonds and asset-backed securities), interest-rate derivative instruments and embedded derivatives associated with variable and fixed index annuity guaranteed benefits.

Equity Markets

Our market risk exposure to changes in equity markets principally arises from investments in equity securities, equity derivative instruments and embedded derivatives associated with variable annuity, fixed index annuity guaranteed benefits, and RILA.

Variable Annuity Equity Market Risk

Equity market risk arises from the variable annuities we offer principally in the following ways:

•Core contract charges and investment management fees are generally calculated based on the account value. Our customers typically allocate a significant portion of their account value to separate account investment options that hold equity securities. Increases or decreases in the value of the referenced equity securities will increase or decrease the associated core contract charges and investment management fees.

•As of December 31, 2021, 77% of our total variable annuity account value included a return of premium death benefit and 12% of our total variable annuity account value included an enhanced GMDB selection. Decreases in equity markets increase the likelihood that a customer’s account value will be insufficient to cover the benefit paid to the beneficiary at the time of a claim following the customer’s death. As a result, the risk associated with such payouts is dependent on both the equity market performance and the time of the claim.

•As of December 31, 2021, 76% of total variable annuity account value included either a GMWB for Life or GMWB selection. These benefits guarantee minimum payments based on a fixed annual percentage of the benefit base. These withdrawals may continue even if the account value subsequently falls to zero. When equity markets decrease, we generally expect account values to decline, and the account value therefore to be able to fund relatively fewer guaranteed withdrawals. Conversely, increases in equity markets generally increase account values and extend the number of withdrawals the account value is able to fund.

See “Part I – Item 1. Business – Our Product Offerings by Segment – Retail Annuities” for additional information about variable annuity guaranteed living benefit and guaranteed death benefit riders.

In addition to equity market declines, certain other equity market changes could also increase our losses. For example, certain of our guaranteed living benefits and guaranteed death benefits include provisions that step up the benefit base if the account value exceeds the benefit base at specified time intervals (generally annually or quarterly). Therefore, if equity markets increase over the short-term but return to lower levels in the longer-term, those step-up provisions could increase the benefit base relative to the account value, resulting in additional benefit payments paid by us compared to a scenario where equity markets had remained flat over time. The fees attributable to guaranteed benefits are generally calculated based on the benefit base, so the scenario in which equity markets increase and then later decrease will also result in relatively higher fee income.

Fixed Index Annuity Equity Market Risk

We sell fixed index annuities where the crediting rate to the contract holder is determined by reference to equity market performance. A higher equity market return over a given period will credit more interest to the account value of those annuities, though the final amounts credited are generally capped at specified maximum possible crediting rates.

We also offer an optional lifetime withdrawal guarantee benefit on our fixed index annuities, which allows contract holders to withdraw a specified amount each year until death, or until the contract holder’s account value is exhausted. See “Part I – Item 1. Business – Our Product Offerings by Segment – Retail Annuities” for additional information about fixed index annuity guaranteed living benefit riders. The equity market risk exposure on these benefits differs from comparable benefits offered on variable annuities, because declines in equity markets only reduce the interest credited to the customer’s account value for that period and not the account value itself. As a result, declines in equity markets do not shorten the time remaining before we expect to make payments on these guarantees. However, increasing equity markets will result in higher amounts credited to the customer’s account value, thereby extending the number of annual guaranteed withdrawals funded from the account value.

RILA Equity Market Risk

We sell RILA where the crediting rate to the contract holder is determined by reference to equity market performance. Similar to fixed index annuities, a higher equity market return over a given period will credit more interest to the account value of those annuities, though the final amounts credited are generally capped at specified maximum possible crediting rates. Unlike fixed index annuities, and similar to variable annuities, a lower equity market return over a given period may result in a reduction to the account value. Unlike variable annuities, the amount of the reduction is limited by a floor (which defines the maximum amount of market loss to which the contract holder is exposed) or buffer (which defines the amount of the market loss not credited to the contract holder).

We also offer a return of premium death benefit on our RILA. Decreases in equity markets increase the likelihood that a customer’s account value will be insufficient to cover the benefit paid to the beneficiary at the time of a claim following the customer’s death. As a result, the risk associated with such payouts is dependent on both the equity market performance and the time of the claim. See “Part I – Item 1. Business – Our Product Offerings by Segment – Retail Annuities” for additional information about RILA.

Our Hedging Approach and Evaluating Hedge Effectiveness

Our hedging program seeks to balance three objectives: protecting against the economic impact of adverse market conditions, protecting our statutory capital and stabilizing our statutory distributable earnings throughout market cycles.

Our core dynamic hedging program seeks to offset changes in economic liability associated with variable annuity guaranteed benefits due to market movements, while our macro hedging program seeks to protect statutory capital under a range of stress scenarios. Our hedging program is described in more detail in “Part I – Item 1. Business – Risk Management – Financial Risk.”

Depending on market conditions and our capital position, we may favor the use of one type of hedging instrument over another. When evaluating the effectiveness of our hedge program we look at the combined net effect of our hedge assets and the liabilities these assets are intended to hedge. We consider our hedge program effective if it is successful in keeping the net effect of these assets and liabilities within our defined risk measures and limits. This analysis of hedge positioning relative to the liabilities these assets are intended to hedge provides our management team a view on the effectiveness of the hedging program.

For our equity market exposure, we compare the impact of changes to equity markets on our hedge assets relative to the liabilities these assets are intended to hedge. For example, in periods with increasing equity markets, we expect significant losses on our equity hedges, but as increasing equity markets also generally increase contract holder account values, we expect a related decrease in the likelihood or level of future payments we need to make on our guaranteed benefits. Likewise, in periods of decreasing markets we expect significant increases in the value of our equity hedges, but also would expect liabilities for future guaranteed benefit payments to increase.

For our interest rate exposure, similar to equity market risk, we evaluate the level of interest rate hedge coverage by comparing the impacts of interest rate movements on our hedge assets relative to the liabilities these assets are intended to hedge. The types of derivative instruments we use to manage interest rate risk are different from those we use to manage equity market risk. We also recognize the sensitivity of our equity hedges to interest rates, but believe their contribution to the overall interest rate hedge is small due to their relatively short duration of these derivatives.

Risk Measurement—Sensitivity Analysis

In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates and equity market prices utilizing an internal sensitivity analysis. Due to our current portfolio structure and holdings, foreign currency movements are not material to the Company. This analysis estimates the potential changes in estimated fair value or carrying value with respect to our reserves based on a hypothetical 50 basis point parallel shift (increase or decrease) in risk-free interest rates and a 10% change (increase or decrease) in equity market prices. In performing the analysis summarized below, we used market rates and balance sheet positions as of December 31, 2021 and 2020, respectively. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•the net present values of our interest rate sensitive exposures resulting from a parallel 50 basis point shift (increase or decrease) in interest rates; and

•the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices.

The sensitivity analysis reflects hypothetical scenarios and is an estimate as of a specific point in time based on asset and liability positioning on that date. These hypothetical scenarios do not represent management’s view of future market changes and should not be viewed as predictive of our future financial performance. Actual results in any particular period may vary from the amounts indicated in the table below as a result of changes in the composition of our assets and liabilities, market conditions, management actions and other factors.

The sensitivity analysis reflects changes in fair value resulting from changes in interest rates or equity market levels and does not reflect changes in the economic value of assets or liabilities.

The market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including:

•interest-rate sensitive liabilities do not include $73.3 billion and $79.0 billion of policy and contract liabilities as of December 31, 2021 and 2020, respectively, which are accounted for on a book value basis under U.S. GAAP;

•interest-rate sensitive assets do not include assets accounted for on a book value basis under U.S. GAAP, which primarily consist of $11.5 billion and $10.7 billion of mortgage loans as of December 31, 2021 and 2020, respectively;

•the analysis excludes the effect of market or interest rate impacts on assets and liabilities related our funds withheld reinsurance treaties;

•the analysis excludes real estate holdings;

•the analysis excludes the impact of changes in DAC and income taxes; and

•the analysis assumes that the composition of assets and liabilities remains unchanged upon measurement, and excludes the impacts of management actions.

Given the limitations described above, we use models as tools and not as substitutes for the experience and judgment of our management. Based on the fair values of the financial instruments and our analysis of the impacts of the measured changes in market rates and prices, we have determined that our interest rate and equity market exposures are material.

The table below provides detail regarding the potential change in estimated fair value of our debt securities and the carrying value of our fixed index and variable annuity guarantee liabilities due to a 50 basis point parallel increase and decrease in the yield curve by type of asset or liability (in millions):

	December 31, 2021			December 31, 2020
	Fair	Impact of	Impact of	Fair	Impact of	Impact of
	Value	+50 bps	-50 bps	Value	+50 bps	-50 bps
		Change	Change		Change	Change
Debt Securities (1)
Floating Rate	$2,418	$(17)	$4	$1,738	$8	$(9)
Fixed Rate	$31,698	$(1,567)	$1,067	$34,128	$(1,687)	$1,049

(1) Includes debt securities that are classified as available-for-sale or trading and includes securities at fair value under the fair value option.

	December 31, 2021			December 31, 2020
	Carrying Value	Impact of +50 bps Change	Impact of -50 bps Change	Carrying Value	Impact of +50 bps Change	Impact of -50 bps Change
Fixed Index and Variable Annuity Guarantee Liabilities	$4,031	$(2,646)	$2,997	$6,949	$(2,760)	$3,201

The carrying value of variable and fixed index annuity guarantee liabilities reflects the present value of projected benefit payments less the present value of attributed fees. These benefit payments and fees are subject to differing degrees of discounting, as benefit payments are generally projected to occur further in the future as compared to attributed fees. As a result, the degree of sensitivity between the present values of projected fees as compared to the present values of projected benefit payments may result in disproportionate sensitivity impacts relative to the liability carrying value.

The table below provides additional detail regarding the potential change in estimated fair value of our equity investment portfolio and carrying value of our fixed index and variable annuity guarantee liabilities due to a 10% increase and decrease in equity market prices by type of asset or liability (in millions):

	December 31, 2021			December 31, 2020
	Fair	Impact of	Impact of	Fair	Impact of	Impact of
	Value	10%	-10%	Value	10%	-10%
		Change	Change		Change	Change
Equity Securities and Limited Partnerships	$2,279	$(228)	$228	$2,017	$202	$(202)

	December 31, 2021			December 31, 2020
	Carrying	Impact of	Impact of	Carrying	Impact of	Impact of
	Value	10%	-10%	Value	10%	-10%
		Change	Change		Change	Change
Fixed Index and Variable Annuity Guarantee Liabilities	$4,031	$(663)	$1,526	$6,949	$(795)	$1,535

The carrying value of our annuity guarantee liabilities reflect our contract holders’ exposure to equity market declines. When equity markets increase, this exposure and the related liability declines.

The table below provides details regarding the potential change in estimated fair value of our derivative instruments due to a 50 basis point parallel increase and decrease in the yield curve by type of derivative instrument, as well as the potential change in estimated fair value of our derivative instruments due to a 10% increase and decrease in equity prices (in millions):

			Interest Rate Sensitivity
	Notional	Weighted	Impact of	Fair	Impact of
	Amount	Average Term	+50 bps	Value	-50 bps
		(Years)	Change		Change
December 31, 2021
Swaps	$10,995	6.99	$(226)	$450	$238
Swaptions	$19,000	2.07	$(427)	$133	$416
Treasury Futures	$912	0.25	$(66)	$—	$73
Total			$(719)	$583	$727
December 31, 2020
Swaps	$7,995	7.54	$(258)	$772	$262
Swaptions	$1,000	0.92	$(40)	$100	$53
Treasury Futures	$8,524	0.22	$(524)	$—	$557
Total			$(822)	$872	$872

			Equity Sensitivity
	Notional	Weighted	Impact of	Fair	Impact of
	Amount	Average Term	+10%	Value	-10%
		(Years)	Change		Change
December 31, 2021
Options	$48,500	0.20	$1,550	$756	$(114)
Calls	$21,000	0.20	$1,672	$606	$(569)
Puts	$27,500	0.20	$(123)	$150	$454
Equity Futures	$18,258	0.21	$(1,826)	$—	$1,826
Total			$(276)	$756	$1,712
December 31, 2020
Options	$53,300	0.14	$2,288	$1,305	$(576)
Calls	$26,300	0.13	$2,416	$1,127	$(1,048)
Puts	$27,000	0.14	$(128)	$178	$472
Equity Futures	$27,651	0.22	$(2,751)	$—	$2,751
Total			$(463)	$1,305	$2,175

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (KPMG LLP, Dallas, TX, Auditor Firm ID: 185)	117
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	120
Consolidated Income Statements for the years ended December 31, 2021, 2020 and 2019	121
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019	122
Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019	123
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	124
Notes to Consolidated Financial Statements
Note 1. Business and Basis of Presentation	126
Note 2. Summary of Significant Accounting Policies	128
Note 3. Segment Information	130
Note 4. Investments	135
Note 5. Derivative Instruments	150
Note 6. Fair Value Measurements	156
Note 7. Deferred Acquisition Costs and Deferred Sales Inducements	172
Note 8. Reinsurance	174
Note 9. Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds	178
Note 10. Certain Nontraditional Long-Duration Contracts and Variable Annuity Guarantees	181
Note 11. Long-term Debt	187
Note 12. Federal Home Loan Bank Advances	188
Note 13. Income Taxes	189
Note 14. Commitments and Contingencies	193
Note 15. Leases	193
Note 16. Share-Based Compensation	194
Note 17. Other Related Party Transactions	196
Note 18. Statutory Accounting and Regulatory Matters	197
Note 19. Benefit Plans	198
Note 20. Operating Costs and Other Expenses	198
Note 21. Accumulated Other Comprehensive Income	199
Note 22. Equity	199
Note 23. Earnings Per Share	201
Note 24. Subsequent Events	202
Financial Statement Schedules:
Schedule I—Summary of Investments—Other Than Investments in Related Parties as of December 31, 2021	203
Schedule II—Financial Statements of Jackson Financial Inc. (Parent Only) as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019	204
Schedule III—Supplemental Insurance Information for the years ended December 31, 2021, 2020 and 2019	207
Schedule IV—Reinsurance for the years ended December 31, 2021, 2020 and 2019	209
Schedule V—Valuation and Qualifying Accounts for the years ended December 31, 2021 and 2020	210

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jackson Financial Inc. and Subsidiaries:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jackson Financial Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated income statements and statements of comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 22 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses due to the adoption of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Statements, as of January 1, 2020.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Liability for future policy benefits for certain variable annuity guarantees

As disclosed in Notes 6 and 10 to the consolidated financial statements, variable annuity contracts issued by the Company offer guaranteed minimum death benefits (GMDBs) and guaranteed minimum withdrawal benefits (GMWBs). The liability for the non-life contingent component of GMWBs is considered an embedded derivative and reported at fair value. The liability for GMDBs is measured in accordance with the measurement guidance for death and other insurance benefits. The Company estimates the liabilities for the GMDBs and non-life contingent component of the GMWBs using subjective judgments related to capital market assumptions, as well as actuarially determined assumptions related to expectations of future policyholder behavior. The Company regularly evaluates and updates these assumptions, causing adjustment to the estimated liability, if actual experience or other evidence suggests that earlier assumptions should be revised. As of December 31, 2021, the liability for the non-life contingent component of GMWBs was estimated to be $2.6 billion in Notes 6 and 10 and the liability for GMDBs was estimated to be $1.4 billion in Notes 6 and 10. These liabilities are reported within reserves for future policy benefits and claims payable in the Company’s consolidated balance sheets.

We identified the evaluation of certain assumptions used to estimate the value of these liabilities as a critical audit matter. Due to the significant measurement uncertainty, this evaluation involved subjective auditor judgment and required specialized skills and knowledge related to the assumptions for mortality, benefit utilization, lapse, and discount rates (for non-life contingent GMWB liabilities) and mortality, lapse, fund performance, and discount rates (for GMDB liabilities), collectively, assumptions.

The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals with specialized skills and industry knowledge, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s development and selection of assumptions used in the estimation of these liabilities. We involved actuarial professionals with specialized skills and industry knowledge, who assisted in:

•evaluating the consistency with prior periods of the Company’s methodology for estimating assumptions

•comparing the assumptions with the Company’s emerging experience or market trends and evaluating the reasonableness of assumptions where deviations from company experience or market trends were identified

•testing the Company’s estimate of the liability for the non-life contingent component of GMWBs and the liability for GMDBs and confirming the use of the Company’s assumptions by recalculating the estimated reserve for a selection of policies and comparing the results to the Company’s estimates

Amortization of deferred acquisition costs

As discussed in Note 7 to the consolidated financial statements, for the year ended December 31, 2021, the Company reported amortization of deferred acquisition costs of $(519) million. A substantial portion of this amortization and the unamortized DAC balance as of December 31, 2021, relates to variable annuity contracts, including contracts with guaranteed benefit riders, which is amortized into income in proportion to estimated gross profits of the relevant contracts. Assumptions impacting estimated future gross profits used in the calculation of the amortization of the deferred acquisition costs include but are not limited to policyholder behavior assumptions, mortality rates, investment returns and projected hedging costs. The Company regularly evaluates and updates these assumptions, causing adjustments to the estimated gross profits, if actual experience or other evidence suggests that earlier assumptions should be revised.

We identified the evaluation of certain assumptions used to estimate gross profits used in the amortization of deferred acquisition costs for variable annuity contracts as a critical audit matter. Specifically, a high degree of subjective auditor judgment, as well as specialized skills and industry knowledge, were required in evaluating certain assumptions, including mortality, lapse, benefit utilization rates, investment returns, and projected hedging costs, collectively defined as assumptions.

The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals with specialized skills and industry knowledge, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s development and selection of assumptions used to estimate future gross profits. We involved actuarial professionals with specialized skills and industry knowledge, who assisted in:

•evaluating the consistency with prior periods of the Company’s methodology for estimating assumptions

•comparing the assumptions with the Company’s emerging experience or market trends and evaluating the reasonableness of the assumptions where deviations from Company experience or market trends were identified

•testing the application of the Company’s estimation of gross profits used in the amortization of deferred acquisition costs and confirming the use of the Company’s assumptions by recalculating the estimates of future gross profits for a selection of policies and comparing the results to the Company’s estimates

/s/ KPMG LLP

Dallas, Texas
March 7, 2022

We have served as the Company’s auditor since 1999.

Jackson Financial Inc.
Consolidated Balance Sheets
(in millions, except per share data)

	December 31,
	2021	2020
Assets
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $9 and $14 at December 31, 2021 and 2020, respectively (amortized cost: 2021 $49,378; 2020 $54,141)	$51,547	$59,075
Debt Securities, at fair value under fair value option	1,711	1,277
Debt Securities, trading, at fair value	117	105
Equity securities, at fair value	279	193
Mortgage loans, net of allowance for credit losses of $94 and $179 at December 31, 2021 and 2020, respectively	11,482	10,728
Policy loans (including $3,467 and $3,454 at fair value under the fair value option at December 31, 2021 and 2020, respectively)	4,475	4,524
Freestanding derivative instruments	1,417	2,220
Other invested assets	3,199	2,366
Total investments	74,227	80,488
Cash and cash equivalents	2,623	2,019
Accrued investment income	503	558
Deferred acquisition costs	14,249	13,897
Reinsurance recoverable, net of allowance for credit losses of $12 and $13 at December 31, 2021 and 2020, respectively	33,126	35,270
Deferred income taxes, net	954	1,058
Other assets	853	1,103
Separate account assets	248,949	219,063
Total assets	$375,484	$353,456
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$17,629	$21,490
Other contract holder funds	59,689	64,538
Funds withheld payable under reinsurance treaties (including $3,639 and $3,627 at fair value under the fair value option at December 31, 2021 and 2020, respectively)	29,007	31,972
Long-term debt	2,649	322
Repurchase agreements and securities lending payable	1,589	1,113
Collateral payable for derivative instruments	913	1,103
Freestanding derivative instruments	41	56
Other liabilities	3,944	3,876
Separate account liabilities	248,949	219,063
Total liabilities	364,410	343,533
Commitments, Contingencies, and Guarantees (Note 14)
Equity
Common stock, (i) Class A common stock 900,000,000 shares authorized, $0.01 par value per share and 88,046,833 and 93,099,859 shares issued and outstanding at December 31, 2021 and 2020, respectively and (ii) Class B common stock 100,000,000 shares authorized, $0.01 par value per share and 638,861 and 1,364,484 shares issued and outstanding at December 31, 2021 and 2020, respectively (See Note 22)	1	1
Additional paid-in capital	6,051	5,927
Treasury stock, at cost; 5,778,649 and nil shares at December 31, 2021 and 2020, respectively.	(211)	—
Shares held in trust	—	(4)
Equity compensation reserve	—	8
Accumulated other comprehensive income, net of tax expense of $194 in 2021 and $766 in 2020	1,744	3,821
Retained earnings	2,809	(324)
Total shareholders' equity	10,394	9,429
Noncontrolling interests	680	494
Total equity	11,074	9,923
Total liabilities and equity	$375,484	$353,456

See notes to consolidated financial statements.

Jackson Financial Inc.
Consolidated Income Statements
(in millions, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenues
Fee income	$7,670	$6,604	$6,413
Premiums	133	160	567
Net investment income	3,429	2,829	3,143
Net gains (losses) on derivatives and investments	(2,478)	(6,451)	(6,714)
Other income	94	64	69
Total revenues	8,848	3,206	3,478

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	913	1,284	1,464
Interest credited on other contract holder funds, net of deferrals	868	1,210	1,641
Interest expense	37	88	99
Operating costs and other expenses, net of deferrals	2,462	984	2,066
Cost of reinsurance	—	2,520	—
Amortization of deferred acquisition and sales inducement costs	521	(389)	(981)
Total benefits and expenses	4,801	5,697	4,289
Pretax income (loss)	4,047	(2,491)	(811)
Income tax expense (benefit)	602	(854)	(369)
Net income (loss)	3,445	(1,637)	(442)
Less: Net income (loss) attributable to noncontrolling interests	262	(3)	55
Net income (loss) attributable to Jackson Financial Inc.	$3,183	$(1,634)	$(497)

Earnings per share
Basic	$33.86	$(24.14)	$(13.16)
Diluted	$33.69	$(24.14)	$(13.16)

See notes to consolidated financial statements.

Jackson Financial Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	For the Years Ended December 31,
	2021	2020	2019

Net income (loss)	$3,445	$(1,637)	$(442)

Other comprehensive income (loss), net of tax:
Securities with no credit impairment net of tax expense (benefit) of: $(573), $414, and $697 for the years ended December 31, 2021, 2020 and 2019, respectively	(2,080)	1,419	2,623
Securities with credit impairment, net of tax expense (benefit) of: $1, $1, and nil for the years ended December 31, 2021, 2020 and 2019, respectively	3	4	(1)
Total other comprehensive income (loss)	(2,077)	1,423	2,622
Comprehensive income (loss)	1,368	(214)	2,180
Less: Comprehensive income (loss) attributable to noncontrolling interests	262	(3)	55
Comprehensive income (loss) attributable to Jackson Financial Inc.	$1,106	$(211)	$2,125

See notes to consolidated financial statements.

Jackson Financial Inc.
Consolidated Statements of Equity
(in millions)

						Accumulated
		Additional	Treasury	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Stock	Held	Compensation	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Capital	at Cost	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2018	$1	$5,077	$—	$(11)	$3	$(224)	$2,738	$7,584	$390	$7,974

Net income (loss)	—	—	—	—	—	—	(497)	(497)	55	(442)
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	2,622	—	2,622	—	2,622
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	39	39
Dividends paid to former parent	—	—	—	—	—	—	(875)	(875)	—	(875)
Return of Capital	—	(2,000)	—	—	—	—	—	(2,000)	—	(2,000)
Shares acquired at cost	—	—	—	(3)	—	—	—	(3)	—	(3)
Shares distributed at cost	—	—	—	10	—	—	—	10	—	10
Reserve for equity compensation plans	—	—	—	—	1	—	—	1	—	1
Fair value of shares issued under equity compensation plans	—	—	—	—	(4)	—	—	(4)	—	(4)
Balances as of December 31, 2019	$1	$3,077	$—	$(4)	$—	$2,398	$1,366	$6,838	$484	$7,322

Net income (loss)	—	—	—	—	—	—	(1,634)	(1,634)	(3)	(1,637)
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	1,423	—	1,423	—	1,423
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	13	13
Common stock issuance - debt restructure	—	2,350	—	—	—	—	—	2,350	—	2,350
Common stock issuance - Athene	—	500	—	—	—	—	—	500	—	500
Change in accounting principle, net of tax	—	—	—	—	—	—	(56)	(56)	—	(56)
Shares acquired at cost	—	—	—	(18)	—	—	—	(18)	—	(18)
Shares distributed at cost	—	—	—	18	—	—	—	18	—	18
Reserve for equity compensation plans	—	—	—	—	8	—	—	8	—	8
Fair value of shares issued under equity compensation plans	—	—	—	—	—	—	—	—	—	—
Balances as of December 31, 2020	$1	$5,927	$—	$(4)	$8	$3,821	$(324)	$9,429	$494	$9,923

Net income (loss)	—	—	—	—	—	—	3,183	3,183	262	3,445
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	(2,077)	—	(2,077)	—	(2,077)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	(76)	(76)
Treasury stock acquired in connection with share repurchases	—	—	(211)	—	—	—	—	(211)	—	(211)
Dividends on common stock	—	—	—	—	—	—	(50)	(50)	—	(50)
Share based compensation	—	123	—	—	—	—	—	123	—	123
Shares sold in connection with demerger	—	1	—	4	—	—	—	5	—	5
Reserve for equity compensation plans	—	—	—	—	(8)	—	—	(8)	—	(8)
Balances as of December 31, 2021	$1	$6,051	$(211)	$—	$—	$1,744	$2,809	$10,394	$680	$11,074

See notes to consolidated financial statements.

Jackson Financial Inc.
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$3,445	$(1,637)	$(442)

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	(182)	(377)	(189)
Net losses (gains) on derivatives	2,639	7,268	6,573
Net losses (gains) on funds withheld reinsurance	21	(440)	330
Interest credited on other contract holder funds, gross	868	1,213	1,648
Mortality, expense and surrender charges	(553)	(593)	(641)
Amortization of discount and premium on investments	49	55	19
Deferred income tax expense (benefit)	675	(776)	(674)
Share-based compensation	129	56	79
Cash received (paid to) from reinsurance transaction	—	(32)	37
Change in:
Accrued investment income	55	36	38
Deferred acquisition costs and sales inducements	(269)	(1,359)	(1,788)
Funds withheld, net of reinsurance	(757)	792	(267)
Other assets and liabilities, net	(377)	(429)	(355)
Net cash provided by (used in) operating activities	5,743	3,777	4,368

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	19,568	30,094	10,123
Equity securities	50	45	423
Mortgage loans	1,747	1,201	1,243
Purchases of:
Debt securities	(14,733)	(28,400)	(11,068)
Equity securities	(111)	(97)	(120)
Mortgage loans	(2,427)	(2,189)	(1,750)
Settlements related to derivatives and collateral on investments	(4,836)	(5,321)	(7,041)
Other investing activities	(554)	334	(139)
Net cash provided by (used in) investing activities	(1,296)	(4,333)	(8,329)

See notes to consolidated financial statements.

Jackson Financial Inc.
Consolidated Statements of Cash Flows (continued)
(in millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Policyholders' account balances:
Deposits	20,149	19,635	22,636
Withdrawals	(28,788)	(23,176)	(23,132)
Net transfers to separate accounts	2,664	2,561	2,646
Proceeds from (payments on) repurchase agreements and securities lending	476	1,100	—
Net proceeds from (payments on) Federal Home Loan Bank notes	(380)	80	300
Net proceeds from (payments on) debt	735	(60)	2,345
Net proceeds from issuance of senior notes	1,593	—	—
Debt issuance costs	(28)	—	—
Disposition of shares held in trust at cost, net	5	—	7
Dividends on common stock	(50)	—	—
Dividends paid to former Parent	—	—	(875)
Purchase of treasury stock	(211)	—	—
Capital distribution to former Parent	—	—	(2,000)
Common stock issuance - Athene	—	500	—
Net cash provided by (used in) financing activities	(3,835)	640	1,927

Net increase (decrease) in cash, cash equivalents, and restricted cash	612	84	(2,034)

Cash, cash equivalents, and restricted cash at beginning of period	2,019	1,935	3,969
Total cash, cash equivalents, and restricted cash at end of period	$2,631	$2,019	$1,935

Supplemental cash flow information
Income taxes paid (received)	$(403)	$4	$395
Interest paid	$30	$81	$31

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$370	$418	$1,219
Other invested assets acquired from stock splits and stock distributions	$99	$4	$1
Non-cash financing activities
Non-cash debt restructuring transactions (1)	$—	$(2,350)	$—
Shares issued in settlement of the debt restructuring (1)	$—	$2,350	$—

Reconciliation to Consolidated Balance Sheets
Cash and cash equivalents	$2,623	$2,019	$1,935
Restricted cash (included in Other assets)	8	—	—
Total cash, cash equivalents, and restricted cash	$2,631	$2,019	$1,935
(1) See Note 22 for further description of the debt restructuring transactions.

See notes to consolidated financial statements.

Jackson Financial Inc.
Notes to Consolidated Financial Statements

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

Jackson Financial’s primary life insurance subsidiary, Jackson National Life Insurance Company and its insurance subsidiaries (“Jackson”), is licensed to sell group and individual annuity products (including immediate, index-linked, registered index-linked, deferred fixed, and variable annuities), and individual life insurance products, including variable universal life, in all 50 states and the District of Columbia. Jackson also participates in the institutional products market through the issuance of guaranteed investment contracts (“GICs”), funding agreements and medium- term note funding agreements. In addition to Jackson, Jackson Financial’s primary operating subsidiaries are as follows:
•PPM America, Inc. (“PPM”), is the Company’s investment management operation that manages the life insurance companies’ general account investment funds. PPM also provides investment services to other former affiliated and unaffiliated institutional clients.
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
•Broker-dealer, investment management and investment advisor subsidiaries: Jackson National Life Distributors, LLC ("JNLD"); Jackson National Asset Management, LLC ("JNAM");
•PGDS (US One) LLC (“PGDS”), which provides certain services to the Company and certain former affiliates; and
•Other insignificant wholly owned subsidiaries.
The consolidated financial statements also include other insignificant partnerships, limited liability companies (“LLCs”) and other variable interest entities (“VIEs”) in which the Company is deemed the primary beneficiary.

Other

On August 6, 2021, the registration statement on Form 10 of the Company's Class A common stock, par value $0.01 per share, filed with the U.S. Securities and Exchange Commission (the "SEC"), became effective under the Securities Exchange Act of 1934, as amended. We refer to that effective Form 10 registration as the "Form 10." The Demerger transaction described in the Form 10 was consummated on September 13, 2021. As of December 31, 2021, Prudential retained a 18.4% remaining interest in the Company, after the Company repurchased 2,242,516 shares of the Company’s Class A common stock subsequent to the Demerger, as further discussed in Note 22.

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

In addition, we entered into an investment agreement with Athene Life Re Ltd., pursuant to which Athene invested $500 million of capital in return for a 9.9% voting interest corresponding to a 11.1% economic interest in the Company. That investment was completed on July 17, 2020. In August 2020, the Company made a $500 million capital contribution to its subsidiary, Jackson. As of December 31, 2021, Athene retained a 9.9% voting interest and 10.6% economic interest, after the Company repurchased 1,134,767 shares of Class A Common Stock and converted a total of 725,623 shares of its Class B common stock to Class A common stock on a one-for-one basis as further discussed in Note 22.

We continue to closely monitor developments related to the COVID-19 pandemic. The COVID-19 pandemic has caused significant economic and financial turmoil both in the United States and around the world. These conditions could continue and could worsen in the future. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted. The Company implemented business continuity plans that were already in place to ensure the availability of services for our customers, work at home capabilities for our employees, where appropriate, and other ongoing risk management activities. The Company has had employees, as needed or voluntarily, in our offices during this time, as permitted by local and state restrictions. During 2021, the Company rolled out a broader return to office plan for all employees.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany accounts and transactions have been eliminated upon consolidation. Certain amounts in the 2020 notes to consolidated financial statements have been reclassified to conform to the 2021 presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates or assumptions, as further discussed in the notes, include:
•Valuation of investments and derivative instruments, including fair values of securities deemed to be in an illiquid market and the determination of when an impairment is necessary;
•Assessments as to whether certain entities are variable interest entities, the existence of reconsideration events and the determination of which party, if any, should consolidate the entity;
•Assumptions impacting estimated future gross profits, including policyholder behavior, mortality rates, expenses, projected hedging costs, investment returns and policy crediting rates, used in the calculation of amortization of deferred acquisition costs;
•Assumptions used in calculating policy reserves and liabilities, including policyholder behavior, mortality rates, expenses, investment returns and policy crediting rates;
•Assumptions as to future earnings levels being sufficient to realize deferred tax benefits;
•Estimates related to expectations of credit losses on certain financial assets and off balance sheet exposures;
•Assumptions and estimates associated with the Company’s tax positions, including an estimate of the dividends received deduction, which impact the amount of recognized tax benefits recorded by the Company; and
•Value of guaranteed benefits.

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

2.    Summary of Significant Accounting Policies

The following table identifies our significant accounting policies presented in other Notes to Consolidated Financial Statements:

Investments	Note 4
Derivatives and Hedge Accounting	Note 5
Fair Value Measurements	Note 6
Deferred Acquisition Costs	Note 7
Reinsurance	Note 8
Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds	Note 9
Certain Nontraditional Long-Duration Contracts and Variable Annuity Guarantees	Note 10
Long-Term Debt	Note 11
Income Taxes	Note 13
Commitments, Contingencies, and Guarantees	Note 14
Share-Based Compensation	Note 16
Accumulated Other Comprehensive Income	Note 21
Earnings Per Share	Note 23

Other Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents primarily include money market instruments and bank deposits.

Revenue and Expense Recognition

Premiums for traditional life insurance are reported as revenues when due. Benefits, claims and expenses are associated with earned revenues in order to recognize profit over the lives of the contracts. This association is accomplished through provisions for future policy benefits and the deferral and amortization of certain acquisition costs.

Deposits on interest-sensitive life products and investment contracts, principally deferred annuities and guaranteed investment contracts, are treated as policyholder deposits and excluded from revenue. Revenues consist primarily of investment income and charges assessed against the account value for mortality charges, surrenders, variable annuity benefit guarantees and administrative expenses. Fee income also includes revenues related to asset management fees and certain service fees. Surrender benefits are treated as repayments of the policyholder account. Annuity benefit payments are treated as reductions to the policyholder account. Death benefits in excess of the policyholder account are recognized as an expense when incurred. Expenses consist primarily of the interest credited to policyholder deposits. Other direct acquisition expenses are associated with gross profit in order to recognize profit over the life of the business. This is accomplished through deferral and amortization of acquisition costs. Expenses not related to policy acquisition are recognized when incurred.

Advisory and wealth management fees are primarily related to commission revenue earned by the Company’s independent broker-dealer subsidiaries, which is recorded as earned at the time of sale. The related commission expense is also recognized at the time of sale and is recorded in operating costs and other expenses, net of deferrals.

Management Fees Based on a Formula

PPM receives an investment management fee for services as an asset manager for various entities. Revenue for these services is measured based on the terms specified in a contract with a customer and is recognized when PPM has satisfied a performance obligation. These investment management fees are recognized ratably over the period that assets are managed, and when the probability of significant revenue reversal is remote. PPM also receives performance-based incentive fees from certain entities for which it invests based on predetermined formulas. Performance related management fees are earned over a specified period and can result in additional fees. These fees are recognized at the end of the agreement, once the fees are fixed, determinable, not subject to further performance metrics, and probability of significant revenue reversal is remote.

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

Retail Annuities

The Company’s Retail Annuities segment offers a variety of retirement income and savings products through its diverse suite of products, consisting primarily of variable annuities, fixed index annuities, fixed, and immediate payout annuities, and Registered Index-Linked Annuities ("RILA") starting in the fourth quarter of 2021. These products are distributed through various wirehouses, insurance brokers and independent broker-dealers, as well as through banks and financial institutions, primarily to high net worth investors and the mass and affluent markets.

The Company’s variable annuities represent an attractive option for retirees and soon-to-be retirees, providing access to equity market appreciation and add-on benefits, including guaranteed lifetime income. A fixed index annuity is designed for investors who desire principal protection with the opportunity to participate in capped upside investment returns linked to a reference market index. The Company also provides access to guaranteed lifetime income as an add-on benefit. A fixed annuity is a guaranteed product designed to build wealth without market exposure, through a crediting rate that is likely to be superior to interest rates offered from banks or money market funds. The Company's new RILA product offers customers exposure to market returns through market index-linked investment options, subject to a cap, and offers a variety of guarantees designed to modify or limit losses.

The financial results of the variable annuity business within the Company’s Retail Annuities segment are largely dependent on the performance of the contract holder account value, which impacts both the level of fees collected and the benefits paid to the contract holder. The financial results of the Company’s fixed annuities, including the fixed portion of its variable annuity account values, RILA and fixed index annuities, are largely dependent on the Company’s ability to earn a spread between earned investment rates on general account assets and the interest credited to contract holders.

Institutional Products

The Company’s Institutional Products consist of traditional Guaranteed Investment Contracts (GICs), funding agreements (including agreements issued in conjunction with the Company’s participation in the U.S. Federal Home Loan Bank ("FHLB") program) and medium-term note funding agreements. The Company’s GIC products are marketed to defined contribution pension and profit sharing retirement plans. Funding agreements are marketed to institutional investors, including corporate cash accounts and securities lending funds, as well as money market funds, and are issued to the FHLB in connection with its program.

The financial results of the Company’s institutional products business are primarily dependent on the Company’s ability to earn spreads on general account assets.

Closed Life and Annuity Blocks

The Company's Closed Life and Annuity Blocks segment is primarily composed of blocks of business that have been acquired since 2004. The segment includes various protection products, primarily whole life, universal life, variable universal life, and term life insurance products, as well as fixed, fixed index, and payout annuities. The Closed Life and Annuity Blocks segment also includes a block of group payout annuities that we assumed from John Hancock Life Insurance Company (USA) (“John Hancock”) and John Hancock Life Insurance Company of New York (“John Hancock NY”) through reinsurance transactions in 2018 and 2019, respectively. The Company historically offered traditional and interest-sensitive life insurance products but discontinued new sales of life insurance products in 2012, as we believe opportunistically acquiring mature blocks of life insurance policies is a more efficient means of diversifying our in-force business than selling new life insurance products.

The profitability of the Company’s Closed Life and Annuity Blocks segment is largely driven by its historical ability to appropriately price its products and purchase appropriately priced blocks of business, as realized through underwriting, expense and net gains (losses) on derivatives and investments, and the ability to earn an assumed rate of return on the assets supporting that business.

Corporate and Other

The Company’s Corporate and Other segment primarily consists of the operations of its investment management company, PPM, VIE’s, and unallocated corporate income and expenses. The Corporate and Other segment also includes certain eliminations and consolidation adjustments.

Segment Performance Measurement

Segment operating revenues and pretax adjusted operating earnings are non-GAAP financial measures that management believes are critical to the evaluation of the financial performance of the Company’s segments. The Company uses the same accounting policies and procedures to measure segment pretax adjusted operating earnings as used in its reporting of consolidated net income. Its primary measure is pretax adjusted operating earnings, which is defined as net income recorded in accordance with GAAP, excluding certain items that may be highly variable from period to period due to accounting treatment under GAAP, or that are non-recurring in nature, as well as certain other revenues and expenses which are not considered to drive underlying performance. Operating revenues and pretax adjusted operating earnings should not be used as a substitute for revenues and net income as calculated in accordance with GAAP.

Pretax adjusted operating earnings equals net income adjusted to eliminate the impact of the following items:

•Fees Attributable to Guarantee Benefits: fees paid in conjunction with guaranteed benefit features offered for certain of our variable annuities and fixed index annuities are set at a level intended to mitigate the cost of hedging and funding the liabilities associated with such guaranteed benefit features. The full amount of the fees attributable to guaranteed benefit features have been excluded from Adjusted Operating Earnings as the related net movements in freestanding derivatives and net reserve and embedded derivative movements, as described below, have been excluded from Adjusted Operating Earnings. This adjusted presentation of our earnings is intended to directly align revenue and related expenses associated with the guaranteed benefit features;

•    Net Movement in Freestanding Derivatives, except earned income (periodic settlements and changes in settlement accruals) on derivatives that are hedges of investments, but do not qualify for hedge accounting treatment: changes in the fair value of our freestanding derivatives used to manage the risk associated with our life and annuity reserves, including those arising from the guaranteed benefit features offered for certain of our variable annuities and fixed index annuities. Net movements in freestanding derivatives have been excluded from Adjusted Operating Earnings as the market value of these derivatives may vary significantly from period to period as a result of near-term market conditions and therefore are not directly comparable or reflective of the underlying performance of our business;

•    Net Reserve and Embedded Derivative Movements: changes in the valuation of certain life and annuity reserves, a portion of which are accounted for as embedded derivative instruments, and which are primarily composed of variable and fixed index annuity reserves, including those arising from the guaranteed benefit features offered for certain of our variable annuities. Net reserve and embedded derivative movements have been excluded from Adjusted Operating Earnings as the carrying values of these derivatives may vary significantly from period to period as the result of near-term market conditions and policyholder behavior-related inputs and therefore are not directly comparable or reflective of the underlying performance of our business. Movements in reserves attributable to the current period claims and benefit payments in excess of a customer’s account value on these policies are also excluded from Adjusted Operating Earnings as these benefit payments are affected by near-term market conditions and policyholder behavior-related inputs and therefore may vary significantly from period to period;

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

•    Other items: one-time or other non-recurring items, such as costs relating to the Demerger and our separation from Prudential, the impact of discontinued operations and investments that are consolidated in our financial statements due to U.S. GAAP accounting requirements, such as our investments in CLOs, but for which the consolidation effects are not aligned with our economic interest or exposure to those entities; and
•    Income taxes.

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

Set forth in the tables below is certain information with respect to the Company’s segments, as described above (in millions):

For the Year Ended December 31, 2021	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$4,236	$492	$—	$76	$4,804
Premiums	—	145	—	—	145
Net investment income	675	925	260	102	1,962
Income on operating derivatives	52	72	(3)	32	153
Other income	47	39	—	8	94
Total Operating Revenues	5,010	1,673	257	218	7,158

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	(45)	861	—	—	816
Interest credited on other contract holder funds, net of deferrals (1)	268	412	188	—	868
Interest expense (1)	22	—	—	15	37
Operating costs and other expenses, net of deferrals	2,039	162	5	204	2,410
Deferred acquisition and sales inducements amortization	198	14	—	34	246
Total Operating Benefits and Expenses	2,482	1,449	193	253	4,377

Pretax Adjusted Operating Earnings	$2,528	$224	$64	$(35)	$2,781
(1)     Interest expense recorded for institutional products has been reclassified to interest credited on other contract holder funds for the year-ended December 31, 2021.

For the Year Ended December 31, 2020	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$3,470	$513	$—	$100	$4,083
Premiums	—	172	—	—	172
Net investment income	931	759	355	20	2,065
Income on operating derivatives	48	58	—	21	127
Other income	30	25	1	8	64
Total Operating Revenues	4,479	1,527	356	149	6,511

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	54	916	—	—	970
Interest credited on other contract holder funds, net of deferrals	532	428	250	—	1,210
Interest expense	27	—	16	45	88
Operating costs and other expenses, net of deferrals	1,797	166	5	201	2,169
Deferred acquisition and sales inducements amortization	63	17	—	20	100
Total Operating Benefits and Expenses	2,473	1,527	271	266	4,537

Pretax Adjusted Operating Earnings	$2,006	$—	$85	$(117)	$1,974

For the Year Ended December 31, 2019	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$3,406	$528	$—	$88	$4,022
Premiums	—	581	—	—	581
Net investment income	1,504	802	450	41	2,797
Income on operating derivatives	39	26	—	8	73
Other income	1	58	—	10	69
Total Operating Revenues	4,950	1,995	450	147	7,542

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	27	1,425	—	—	1,452
Interest credited on other contract holder funds, net of deferrals	906	444	291	—	1,641
Interest expense	35	—	49	15	99
Operating costs and other expenses, net of deferrals	1,757	107	4	198	2,066
Deferred acquisition and sales inducements amortization	(62)	19	—	1	(42)
Total Operating Benefits and Expenses	2,663	1,995	344	214	5,216

Pretax Adjusted Operating Earnings	$2,287	$—	$106	$(67)	$2,326

Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson to its subsidiary PPM, which was $58 million, $66 million, and $93 million for the years ended December 31, 2021, 2020 and 2019.

The following table summarizes the reconciling items from the non-GAAP measure of operating revenues to the GAAP measure of total revenues attributable to the Company (in millions):

	Years Ended December 31,
	2021	2020	2019
Total operating revenues	7,158	6,511	$7,542
Fees attributed to variable annuity benefit reserves	2,854	2,509	2,377
Net gains (losses) on derivatives and investments	(2,631)	(6,578)	(6,787)
Net investment income (loss) related to noncontrolling interests	262	(3)	55
Consolidated investments	17	(25)	(39)
Net investment income on funds withheld assets	1,188	792	330
Total revenues (1)	$8,848	$3,206	$3,478
(1) Substantially all of the Company's revenues originated in the United States. There were no individual customers that exceeded 10% of total revenues.

The following table summarizes the reconciling items from the non-GAAP measure of operating benefits and expenses to the GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Years Ended December 31,
	2021	2020	2019
Total operating benefits and expenses	4,377	4,537	$5,216
Benefits attributed to variable annuity benefit reserves	119	150	132
Amortization of DAC and DSI related to non-operating revenues and expenses	275	(1,252)	(940)
SOP 03-1 reserve movements	(22)	164	(119)
Athene reinsurance transaction	—	2,082	—
Other items	52	16	—
Total benefits and expenses	$4,801	$5,697	$4,289

The following table summarizes the reconciling items, net of deferred acquisition costs and deferred sales inducements, from the non-GAAP measure of pretax adjusted operating earnings to the GAAP measure of net income attributable to the Company (in millions):

	Years Ended December 31,
	2021	2020	2019
Pretax adjusted operating earnings	$2,781	$1,974	$2,326
Non-operating adjustments (income) loss:
Fees attributable to guarantee benefit reserves	2,854	2,509	2,377
Net movement in freestanding derivatives	(5,674)	(4,662)	(6,595)
Net reserve and embedded derivative movements	2,753	(3,184)	60
DAC and DSI impact	(266)	1,261	898
Assumption changes	24	128	(81)
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	161	817	(141)
Loss on funds withheld reinsurance transaction	—	(2,082)	—
Net investment income on funds withheld assets	1,188	792	330
Other items	(36)	(41)	(40)
Pretax income (loss) attributable to Jackson Financial Inc.	3,785	(2,488)	(866)
Income tax expense (benefit)	602	(854)	(369)
Net income (loss) attributable to Jackson Financial, Inc.	$3,183	$(1,634)	$(497)

The following table summarizes total assets by segment (in millions):

	December 31,
	2021	2020
Retail Annuities	$327,194	$304,305
Closed Life and Annuity Blocks	32,541	34,161
Institutional Products	10,713	13,688
Corporate and Other	5,036	1,302
Total Assets	$375,484	$353,456

4.    Investments

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

Debt Securities

Debt securities consist primarily of bonds, notes, and asset-backed securities. Acquisition discounts and premiums on debt securities are amortized into investment income through call or maturity dates using the effective interest method. Discounts and premiums on asset-backed securities are amortized over the estimated redemption period. Certain asset-backed securities for which the Company might not recover substantially all of its recorded investment are accounted for on a prospective basis according to changes in the estimated future cash flows.

Debt securities are generally classified as available-for-sale and are carried at fair value. For debt securities in an unrealized loss position, for which the Company deems an impairment necessary, the amortized cost may be written down to fair value through net gains (losses) on derivatives and investments, or an allowance for credit loss (“ACL”) may be recorded along with a charge to net gains (losses) on derivatives and investments.

Certain debt securities included from consolidation of certain VIEs are carried at fair value under the fair value option with changes in fair value included in net investment income. Other debt securities included from consolidation of certain VIEs are classified as trading securities and are carried at fair value with the changes in fair value included in net investment income.

The following table sets forth the composition of the fair value of debt securities at December 31, 2021 and 2020, classified by rating categories as assigned by nationally recognized statistical rating organizations (“NRSRO”), the National Association of Insurance Commissioners (“NAIC”), or if not rated by such organizations, the Company’s consolidated investment advisor, PPM. The Company uses the second lowest rating by an NRSRO when NRSRO ratings are not equivalent and, for purposes of the table, if not otherwise rated by a NRSRO, the NAIC rating of a security is converted to an equivalent NRSRO-style rating. At December 31, 2021 and 2020, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $13 million and $960 million, respectively.

	Percent of Total Debt Securities Carrying Value
	December 31,
Investment Rating	2021	2020
AAA	14.5%	18.8%
AA	9.6%	8.1%
A	28.5%	30.5%
BBB	40.9%	37.7%
Investment grade	93.5%	95.1%
BB	3.6%	2.9%
B and below	2.9%	2.0%
Below investment grade	6.5%	4.9%
Total debt securities	100.0%	100.0%

At December 31, 2021, based on ratings by NRSROs, of the total carrying value of debt securities in an unrealized loss position, 76% were investment grade, 2% were below investment grade and 22% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 16% of the aggregate gross unrealized losses on available-for-sale debt securities.

At December 31, 2020, based on ratings by NRSROs, of the total carrying value of debt securities in an unrealized loss position, 82% were investment grade, 2% were below investment grade and 16% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 18% of the aggregate gross unrealized losses on available for sale debt securities.

Corporate securities in an unrealized loss position were diversified across industries. As of December 31, 2021, the industries accounting for the largest percentage of unrealized losses included financial services (16% of corporate gross unrealized losses) and consumer goods (15%). The largest unrealized loss related to a single corporate obligor was $16 million at December 31, 2021.

Corporate securities in an unrealized loss position were diversified across industries. As of December 31, 2020, the industries accounting for the largest percentage of unrealized losses included financial services (36% of corporate gross unrealized losses) and energy (19%). The largest unrealized loss related to a single corporate obligor was $14 million at December 31, 2020.

At December 31, 2021 and 2020, the amortized cost, gross unrealized gains and losses, fair value, and ACL of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2021	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,525	$—	$97	$301	$4,321
Other government securities	1,489	—	147	17	1,619
Public utilities	6,069	—	671	25	6,715
Corporate securities	29,701	—	1,682	237	31,146
Residential mortgage-backed	528	2	46	3	569
Commercial mortgage-backed	1,968	—	76	6	2,038
Other asset-backed securities	6,926	7	71	23	6,967
Total debt securities	$51,206	$9	$2,790	$612	$53,375

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2020	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$5,079	$—	$162	$115	$5,126
Other government securities	1,497	—	201	1	1,697
Public utilities	6,270	—	1,029	2	7,297
Corporate securities	33,180	—	3,302	42	36,440
Residential mortgage-backed	912	—	74	1	985
Commercial mortgage-backed	3,078	—	249	3	3,324
Other asset-backed securities	5,507	14	100	5	5,588
Total debt securities	$55,523	$14	$5,117	$169	$60,457

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

The amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of debt securities at December 31, 2021, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$908	$—	$15	$—	$923
Due after 1 year through 5 years	8,434	—	386	24	8,796
Due after 5 years through 10 years	14,260	—	743	107	14,896
Due after 10 years through 20 years	9,178	—	847	172	9,853
Due after 20 years	9,004	—	606	277	9,333
Residential mortgage-backed	528	2	46	3	569
Commercial mortgage-backed	1,968	—	76	6	2,038
Other asset-backed securities	6,926	7	71	23	6,967
Total	$51,206	$9	$2,790	$612	$53,375
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

Securities with a carrying value of $117 million and $123 million at December 31, 2021 and 2020, respectively, were on deposit with regulatory authorities, as required by law in various states in which business is conducted.

Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither explicitly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2021	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$228	$1	$10	$2	$235
Alt-A	94	1	21	—	114
Subprime	39	—	13	—	52
Total non-agency RMBS	$361	$2	$44	$2	$401

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2020	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$287	$—	$18	$1	$304
Alt-A	123	—	25	—	148
Subprime	61	—	14	—	75
Total non-agency RMBS	$471	$—	$57	$1	$527

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
•Subprime loan-backed securities are collateralized by mortgage loans made to borrowers that have a FICO score of 660 or lower.

The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	December 31, 2021			December 31, 2020
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$2	$107	16	$115	$3,945	7
Other government securities	17	252	23	1	89	7
Public utilities	17	721	93	2	147	8
Corporate securities	180	6,343	728	41	1,391	161
Residential mortgage-backed	3	174	109	1	35	28
Commercial mortgage-backed	5	314	37	3	152	13
Other asset-backed securities	22	3,224	338	2	797	91
Total temporarily impaired securities	$246	$11,135	1,344	$165	$6,556	315

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$299	$3,190	7	$—	$—	—
Other government securities	—	4	2	—	—	—
Public utilities	7	99	8	—	—	—
Corporate securities	58	661	69	1	3	3
Residential mortgage-backed	—	11	12	—	2	4
Commercial mortgage-backed	1	30	3	—	10	1
Other asset-backed securities	1	11	3	3	29	4
Total temporarily impaired securities	$366	$4,006	104	$4	$44	12

	Total			Total
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$301	$3,297	21	$115	$3,945	7
Other government securities	17	256	25	1	89	7
Public utilities	24	820	98	2	147	8
Corporate securities (1)	238	7,004	776	42	1,394	164
Residential mortgage-backed	3	185	121	1	37	32
Commercial mortgage-backed	6	344	39	3	162	14
Other asset-backed securities	23	3,235	341	5	826	95
Total temporarily impaired securities	$612	$15,141	1,421	$169	$6,600	327
(1) Certain corporate securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of December 31, 2021 did not require an impairment recognized in earnings as the Company did not intend to sell these debt securities, it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.

As of December 31, 2021, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. The Company performed a detailed analysis of the financial performance of the underlying issues in an unrealized loss position and determined that recovery of the entire amortized cost of each impaired security is expected. In addition, mortgage-backed and asset-backed securities were assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities, and prepayment rates. The Company estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. The forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, and other independent market data. Based upon this assessment of the expected credit losses of the security given the performance of the underlying collateral compared to subordination or other credit enhancement, the Company expects to recover the entire amortized cost of each impaired security.

Evaluation of Available-for-Sale Debt Securities for Credit Loss

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. No accrued interest was written off during the years ended December 31, 2021 and 2020.

The rollforward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

December 31, 2021	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2021	$—	$—	$—	$—	$—	$—	$14	$14
Additions for which credit loss was not previously recorded	—	—	—	—	2	—	—	2
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	9	9
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	(16)	(16)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at December 31, 2021 (2)	$—	$—	$—	$—	$2	$—	$7	$9

December 31, 2020	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2020	$—	$—	$—	$—	$—	$—	$—	$—
Additions for which credit loss was not previously recorded	—	—	—	—	—	—	17	17
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	(3)	(3)
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at December 31, 2020 (2)	$—	$—	$—	$—	$—	$—	$14	$14

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $381 million and $434 million as of December 31, 2021 and 2020, respectively, and was excluded from the determination of credit losses for the years ended December 30, 2021 and 2020.

Net Investment Income

The sources of net investment income were as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Debt securities (1)	$1,154	$1,617	$2,164
Equity securities	8	(14)	15
Mortgage loans	319	365	392
Policy loans	73	79	89
Limited partnerships	795	105	248
Other investment income	13	12	57
Total investment income excluding funds withheld assets	2,362	2,164	2,965

Net investment income on funds withheld assets (see Note 8)	1,188	792	330

Investment expenses:
Derivative trading commission	(3)	(5)	(4)
Depreciation on real estate	(11)	(11)	(11)
Expenses related to consolidated entities (2)	(41)	(43)	(52)
Other investment expenses (3)	(66)	(68)	(85)
Total investment expenses	(121)	(127)	(152)
Net investment income	$3,429	$2,829	$3,143
(1) Includes unrealized gains and losses on trading securities and securities for which the Company elected the fair value option.
(2) Includes management fees, administrative fees, legal fees, and other expenses related to the consolidation of certain investments.
(3) Includes interest expense and market appreciation on deferred compensation; investment software expense, custodial fees, and other bank fees; institutional product issuance related expenses; and other expenses.

Investment income is not accrued on securities in default and otherwise where the collection is uncertain. In these cases, receipts of interest on such securities are used to reduce the cost basis of the securities.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $26 million, $(51) million and $8 million, for the years ended December 31, 2021, 2020 and 2019, respectively. Investment income (expense) of $26 million, $(25) million and $(40) million was recognized on securities carried at fair value recorded through income for the years ended December 31, 2021, 2020 and 2019, respectively.

Net Gains (Losses) on Derivatives and Investments

Realized gains and losses on sales of investments are recognized in income at the date of sale and are determined using the specific cost identification method.

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Years Ended December 31,
	2021	2020	2019
Available-for-sale securities
Realized gains on sale	$169	$778	$307
Realized losses on sale	(88)	(196)	(107)
Credit loss income (expense)	(10)	(14)	—
Gross impairments	—	(27)	(3)
Credit loss income (expense) on mortgage loans	62	(61)	—
Other (1)	49	(103)	(8)
Net gains (losses) excluding derivatives and funds withheld assets	182	377	189
Net gains (losses) on derivative instruments (see Note 5)	(2,639)	(7,268)	(6,573)
Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	(21)	440	(330)
Total net gains (losses) on derivatives and investments	$(2,478)	$(6,451)	$(6,714)

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

The aggregate fair value of securities sold at a loss for the years ended December 31, 2021, 2020 and 2019 was $2,604 million, $7,612 million and $2,312 million, which was approximately 95%, 97% and 96% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $9,600 million, $25,533 million and $6,520 million during the years ended December 31, 2021, 2020 and 2019, respectively.

There are inherent uncertainties in assessing the fair values assigned to the Company’s investments. The Company’s reviews of net present value and fair value involve several criteria including economic conditions, credit loss experience, other issuer-specific developments and estimated future cash flows. These assessments are based on the best available information at the time. Factors such as market liquidity, the widening of bid/ask spreads and a change in the cash flow assumptions can contribute to future price volatility. If actual experience differs negatively from the assumptions and other considerations used in the consolidated financial statements, unrealized losses currently reported in accumulated other comprehensive income may be recognized in the consolidated income statements in future periods.

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

Consolidated Variable Interest Entities ("VIEs")

The Company’s involvement with VIEs is primarily to invest in assets that gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance the activities of the entity without additional subordinated financial support or where equity investors lack certain characteristics of a controlling financial interest. The Company performs ongoing qualitative assessments of variable interests in VIEs to determine whether it has a controlling financial interest and would therefore be considered the primary beneficiary of the VIE. If the Company determines it is the primary beneficiary of a VIE, it consolidates the assets and liabilities of the VIE in its consolidated financial statements.

In 2017, the Company funded PPM Loan Management Holding Company, LLC, an affiliated investment entity facilitating the issuance of collateralized loan obligations ("CLOs"). The Company concluded that PPM Loan Management Holding Company, LLC is a VIE and that the Company is the primary beneficiary as it has the power to direct the most significant activities affecting the performance of the entity as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. In 2020, PPM Loan Management Holding Company, LLC sold the interest in one of the collateralized loan obligation issuances resulting in the reduction of consolidated assets and liabilities.

The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to PPM Loan Management Holding Company, LLC.

Private Equity Funds III – VIII are limited partnership structures that invest the ownership capital in portfolios of various other limited partnership structures. The Company concluded that the Private Equity Funds are VIEs and that the Company is the primary beneficiary as it has the power to direct the most significant activities affecting the performance of the funds as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the funds. In the fourth quarter of 2021, the Company entered into a commitment to invest up to $300 million in the newly formed Private Equity Fund VIII.

The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to Private Equity Funds III – VIII.

In 2018, PPM created and began managing institutional share class mutual funds. Jackson seeds new funds, or new share classes within a fund, when deemed necessary to develop the requisite track record prior to allowing investment by external parties. Jackson may sell its interest in the fund once opened to investment by external parties. The Company concluded that these funds are VIEs and that the Company is the primary beneficiary as it has both the power to direct the most significant activities of the VIE as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company’s exposure to loss related to these mutual funds is limited to the capital invested.

Asset and liability information for the consolidated VIEs included on the consolidated balance sheets are as follows (in millions):

	December 31, 2021	December 31, 2020
Assets
Debt securities, at fair value under fair value option	$1,546	$1,109
Debt securities, trading	117	105
Equity securities	129	126
Limited partnerships	1,309	959
Cash and cash equivalents	120	57
Other assets	45	10
Total assets	$3,266	$2,366

Liabilities
Debt owed to non-controlling interests	$1,404	$944
Other liabilities	307	200
Total other liabilities	1,711	1,144
Securities lending payable	4	1
Total liabilities	$1,715	$1,145

Equity
Noncontrolling interests	$680	$494
Unconsolidated VIEs

The Company invests in certain LPs and LLCs that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs as it does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. In addition, the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities. Therefore, the Company does not consolidate these VIEs and the carrying amounts of the Company’s investments in these LPs and LLCs are recognized in other invested assets on the consolidated balance sheets. Unfunded capital commitments for these investments are detailed in Note 14. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to the LPs/LLCs, for both consolidated and unconsolidated VIEs, which was $3,860 million and $2,976 million as of December 31, 2021 and 2020, respectively. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

The Company invests in certain mutual funds that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs. Mutual funds for which the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities are recognized in equity securities on the consolidated balance sheets and were $33 million and $24 million as of December 31, 2021 and 2020, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

The Company makes investments in structured debt securities issued by VIEs for which they are not the manager. These structured debt securities include RMBS, CMBS, and asset-backed securities ("ABS"). The Company does not consolidate the securitization trusts utilized in these transactions because they do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. The Company does not consider its continuing involvement with these VIEs to be significant because they either invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the Company and the VIE. The Company’s maximum exposure to loss on these structured debt securities is limited to the amortized cost of these investments. The Company does not have any further contractual obligations to the VIE. The Company recognizes the variable interest in these VIEs at fair value on the consolidated balance sheets.

Commercial and Residential Mortgage Loans

Commercial and residential mortgage loans are generally carried at the aggregate unpaid principal balance, adjusted for any applicable unamortized discount or premium, or ACL. Acquisition discounts and premiums on mortgage loans are amortized into investment income through maturity dates using the effective interest method. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Interest income and amortization of premiums and discounts are reported in net investment income along with prepayment fees and mortgage loan fees, which are recorded as incurred.

Commercial mortgage loans of $10.5 billion and $10.2 billion at December 31, 2021 and 2020, respectively, are reported net of an allowance for credit losses of $85 million and $165 million at each date, respectively. At December 31, 2021, commercial mortgage loans were collateralized by properties located in 38 states, the District of Columbia, and Europe. Accrued interest receivable on commercial mortgage loans was $32 million and $32 million at December 31, 2021 and December 31, 2020, respectively.

Residential mortgage loans of $939 million and $449 million at December 31, 2021 and 2020, respectively, are reported net of an allowance for credit losses of $9 million and $14 million at each date, respectively. Loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe. Accrued interest receivable on residential mortgage loans was $13 million and $3 million at December 31, 2021 and December 31, 2020, respectively.

Mortgage Loan Concessions

In response to the adverse economic impact of the COVID-19 pandemic, the Company granted concessions to certain of its commercial mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act of 2021, and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by bank regulatory agencies, not to account for or report qualifying concessions as troubled debt restructurings and does not classify such loans as past due during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. For some commercial mortgage loan borrowers (principally in the hotel and retail sectors), the Company granted concessions which were primarily interest and/or principal payment deferrals generally ranging from 6 to 14 months and, to a much lesser extent, maturity date extensions. Repayment periods are generally within one year but may extend until maturity date. Deferred commercial mortgage loan interest and principal payments were $9 million at December 31, 2021. The concessions granted had no impact on the Company’s results of operations or financial position as the Company has not granted concessions that would have been disclosed and accounted for as troubled debt restructurings.

Evaluation for Credit Losses on Mortgage Loans

The Company reviews mortgage loans on a quarterly basis to estimate the ACL with changes in the ACL recorded in net gains (losses) on derivatives and investments. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. The Company utilizes a third-party forecasting model to estimate lifetime expected credit losses at a loan level for commercial mortgage loans. The model forecasts net operating income and property values for the economic scenario selected. The debt service coverage ratios (“DSCR”) and loan to values (“LTV”) are calculated over the forecastable period by comparing the projected net operating income and property valuations to the loan payment and principal amounts of each loan. The model utilizes historical mortgage loan performance based on DSCRs and LTV to derive probability of default and expected losses based on the economic scenario that is similar to the Company’s expectations of economic factors such as unemployment, GDP growth, and interest rates. The Company determined the forecastable period to be reasonable and supportable for a period of two years beyond the end of the reporting period. Over the following one-year period, the model reverts to the historical performance of the portfolio for the remainder of the contractual term of the loans. In cases where the Company does not have an appropriate length of historical performance, the relevant historical rate from an index or the lifetime expected credit loss calculated from the model may be used.

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

Mortgage loans on real estate deemed uncollectible are charged against the ACL, and subsequent recoveries, if any, are credited to the ACL, limited to the aggregate of amounts previously charged-off and expected to be charged-off. Mortgage loans on real estate are presented net of the allowance for credit losses on the consolidated balance sheets.

The following table provides a summary of the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

December 31, 2021	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2021	$58	$34	$25	$24	$24	$14	$179
Charge offs, net of recoveries	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—
Provision (release)	(39)	(25)	3	(7)	(12)	(5)	(85)
Balance at December 31, 2021 (1)	$19	$9	$28	$17	$12	$9	$94

December 31, 2020	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2020	$4	$1	$1	$2	$1	$—	$9
Cumulative effect of change in accounting principle	24	5	8	10	15	—	62
Charge offs, net of recoveries	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—
Provision (release)	30	28	16	12	8	14	108
Balance at December 31, 2020 (1)	$58	$34	$25	$24	$24	$14	$179

(1) Accrued interest receivable totaled $44 million and $35 million as of December 31, 2021 and 2020, respectively, and was excluded from the determination of credit losses.
Accrued interest receivables are presented separate from the amortized cost of mortgage loans. An ACL is not estimated on an accrued interest receivable, rather receivable balances that are deemed uncollectable are written off with a corresponding reduction to net investment income.

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

At December 31, 2021, there was $6 million of recorded investment, $7 million of unpaid principal balance, no related loan allowance, $2 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans. At December 31, 2020, there were no impaired mortgages.

The following tables provide information about the credit quality and vintage year of mortgage loans (in millions):

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$1,270	$1,346	$1,592	$1,599	$1,305	$2,703	$4	$9,819	93%
70% - 80%	345	35	—	52	85	153	—	670	6%
80% - 100%	—	—	39	5	—	—	—	44	—%
Greater than 100%	—	—	—	—	—	10	—	10	—%
Total commercial mortgage loans	1,615	1,381	1,631	1,656	1,390	2,866	4	10,543	100%

Debt service coverage ratios:
Greater than 1.20x	796	974	1,532	1,293	1,257	2,609	4	8,465	80%
1.00x - 1.20x	651	329	81	90	11	68	—	1,230	12%
Less than 1.00x	168	78	18	273	122	189	—	848	8%
Total commercial mortgage loans	1,615	1,381	1,631	1,656	1,390	2,866	4	10,543	100%

Residential mortgage loans
Performing	268	22	18	16	7	396	—	727	77%
Nonperforming (1)	4	44	22	19	23	100	—	212	23%
Total residential mortgage loans	272	66	40	35	30	496	—	939	100%

Total mortgage loans	$1,887	$1,447	$1,671	$1,691	$1,420	$3,362	$4	$11,482	100%

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$1,347	$1,315	$1,753	$1,679	$1,321	$1,845	$4	$9,264	90%
70% - 80%	66	348	128	80	94	129	—	845	8%
80% - 100%	—	92	5	47	—	26	—	170	2%
Greater than 100%	—	—	—	—	—	—	—	—	—%
Total commercial mortgage loans	1,413	1,755	1,886	1,806	1,415	2,000	4	10,279	100%

Debt service coverage ratios:
Greater than 1.20x	1,079	1,602	1,738	1,795	1,409	1,879	4	9,506	93%
1.00x - 1.20x	334	138	90	11	—	89	—	662	6%
Less than 1.00x	—	15	58	—	6	32	—	111	1%
Total commercial mortgage loans	1,413	1,755	1,886	1,806	1,415	2,000	4	10,279	100%

Residential mortgage loans
Performing	12	2	—	1	2	432	—	449	100%
Nonperforming	—	—	—	—	—	—	—	—	—%
Total residential mortgage loans	12	2	—	1	2	432	—	449	100%

Total mortgage loans	$1,425	$1,757	$1,886	$1,807	$1,417	$2,432	$4	$10,728	100%

	December 31, 2021
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,755	$—	$—	$—	$3,755
Hotel	1,054	—	—	—	1,054
Office	1,889	—	—	—	1,889
Retail	2,104	—	—	—	2,104
Warehouse	1,741	—	—	—	1,741
Total commercial	10,543	—	—	—	10,543
Residential (2)	727	—	206	6	939
Total	$11,270	$—	$206	$6	$11,482

	December 31, 2020
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,905	$—	$—	$—	$3,905
Hotel	883	—	—	—	883
Office	1,570	—	—	—	1,570
Retail	1,942	—	—	—	1,942
Warehouse	1,979	—	—	—	1,979
Total commercial	10,279	—	—	—	10,279
Residential	449	—	—	—	449
Total	$10,728	$—	$—	$—	$10,728
(1)     At December 31, 2021 and 2020, includes mezzanine loans of $278 million and $45 million in the Apartment category, $75 million and $33 million in the Hotel category, $252 million and $117 million in the Office category, $27 million and nil in the Retail category, and $26 million and $48 million in the Warehouse category, respectively.
(2)    Includes $202 million of loans purchased when the loans were greater than 90 days delinquent and are supported with insurance or other guarantees provided by various governmental programs, and $5 million of loans in process of foreclosure.

As of December 31, 2021 and 2020, there were no commercial mortgage loans involved in troubled debt restructuring, and stressed loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were nil.

Equity Securities

Equity securities include common stocks, preferred stocks and mutual funds. All equity securities are carried at fair value with changes in value included in net investment income.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At both December 31, 2021 and 2020, $3.5 billion of these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At December 31, 2021 and 2020, the Company had $1.0 billion and $1.1 billion of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Other Invested Assets

Other invested assets primarily include investments in Federal Home Loan Bank capital stock, limited partnerships (“LPs”), and real estate. Federal Home Loan Bank capital stock is carried at cost and adjusted for any impairment. At both December 31, 2021 and 2020, FHLB capital stock had carrying value of $125 million. Real estate is carried at the lower of depreciated cost or fair value. At December 31, 2021 and 2020, real estate totaling $243 million and $250 million, respectively, included foreclosed properties with a book value of $1 million at both December 31, 2021 and 2020.

Carrying values for limited partnership investments are generally determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At December 31, 2021 and 2020, investments in LPs had carrying values of $2,831 million and $1,991 million, respectively.

In June 2021, the Company entered into an arrangement to sell $420 million of limited partnership investments, of which $236 million and $168 million were sold in the second and third quarter of 2021, respectively, and the remainder was sold in January 2022. The LPs sold were carried at estimated sales price. The Company expects to reinvest in new LPs as attractive opportunities become available.

Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of December 31, 2021 and 2020, the estimated fair value of loaned securities was $17 million and $13 million, respectively. The agreements require a minimum of 102 percent of the fair value of the loaned securities to be held as collateral, calculated on a daily basis. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At December 31, 2021 and 2020, cash collateral received in the amount of $17 million and $13 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the consolidated balance sheets. As of December 31, 2021 and 2020, short-term borrowings under such agreements averaged $1,548 million and $455 million, respectively, with weighted average interest rates of 0.07% and 0.16%, respectively. At December 31, 2021 and 2020, the outstanding repurchase agreement balance was $1,572 million and $1,100 million, respectively, collateralized with U.S. Treasury notes and maturing within 30 days, and was included within repurchase agreements and securities lending payable in the consolidated balance sheets. In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $1 million, $1 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The highest level of short-term borrowings at any month end was $2,349 million and $1,486 million for the years ended December 31, 2021 and 2020, respectively.

5.    Derivative Instruments

Freestanding Derivative Instruments

The Company enters into financial derivative transactions, including swaps, put-swaptions, futures and options to reduce and manage business risks. These transactions manage the risk of a change in the value, yield, price, cash flows, credit quality or degree of exposure with respect to assets, liabilities or future cash flows which the Company has acquired or incurred. The Company does not account for freestanding derivatives as either fair value or cash flow hedges as might be permitted if specific hedging documentation requirements were followed. As a result, freestanding derivatives are carried at fair value on the balance sheet with settlements and changes in fair value recorded in net gains (losses) on derivatives and investments.

With respect to the Company’s interest rate swaps and cross-currency swaps, the Company records the income related to periodic interest payment settlements within net gains (losses) on derivatives and investments. Although the Company does not account for these as cash flow hedges, the income from these settlements is considered operating income due to the cash settlement nature and is reported, as such, within the Company’s segment related disclosure within pretax adjusted operating earnings.

The Company manages the potential credit exposure for over-the-counter derivative contracts through evaluation of the counterparty credit standing, collateral agreements, and master netting agreements. The Company is exposed to credit-related losses in the event of nonperformance by counterparties, however, it does not anticipate nonperformance. There were no charges due to nonperformance by derivative counterparties in 2021, 2020 or 2019.

Embedded Derivatives—Product Liabilities

Certain product liabilities, including fixed index annuities, RILAs and guarantees offered in connection with variable, fixed index, and registered index-linked annuities issued by the Company, may contain embedded derivatives. Derivatives embedded in certain host insurance contracts that have been separated for accounting and financial reporting purposes, are carried at fair value. The results from changes in value of embedded derivatives are reported in net income.

See “Variable Annuity Guarantees” and “Fixed Index Annuities”, which are further discussed in Note 10 for additional information on the accounting policies for embedded derivatives bifurcated from insurance host contracts.

Embedded Derivatives—Funds Withheld Reinsurance Agreements

The Company has recorded an embedded derivative liability related to the Athene Reinsurance Agreement (the “Athene Embedded Derivative”) in accordance with FASB ASC 815-15-55-107 and 108, “Derivatives and Hedging Case B: Reinsurer’s Receivable Arising from a Modified Coinsurance Arrangement” as Jackson’s obligation under the Reinsurance Agreement is based on the total return of investments in a segregated funds withheld account rather than Jackson’s own creditworthiness. As the Reinsurance Agreement transfers the economics of the investments in the segregated funds withheld account to Athene, they will receive an investment return equivalent to owning the underlying assets. At inception of the Reinsurance Agreement, the Athene Embedded Derivative was valued at zero. Additionally, the inception fair value of the investments in the segregated funds withheld account differed from their book value and, accordingly, the amortization of this difference is reported in net gains (losses) on derivatives and investments in the Consolidated Income Statements, while the investments are held. Subsequent to the effective date of the Reinsurance Agreement, the Athene Embedded Derivative is measured at fair value with changes reported in net gains (losses) on derivatives and investments in the Consolidated Income Statements. The Athene Embedded Derivative Liability is included in funds withheld payable under reinsurance treaties in the consolidated balance sheets. See “Athene Reinsurance” in Note 8 for additional information on the Athene Reinsurance Transaction.

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	December 31, 2021
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,767	$55	$35	$20
Equity index call options	21,000	606	—	606
Equity index futures (2)	18,258	—	—	—
Equity index put options	27,500	150	—	150
Interest rate swaps	7,728	430	—	430
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	19,000	133	—	133
Treasury futures (2)	912	—	—	—
Total freestanding derivatives	97,665	1,374	35	1,339
Embedded derivatives
VA embedded derivatives (3)	N/A	—	2,626	(2,626)
FIA embedded derivatives (4)	N/A	—	1,439	(1,439)
RILA embedded derivatives	N/A	—	6	(6)
Total embedded derivatives	N/A	—	4,071	(4,071)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	10	1	9
Cross-currency forwards	1,119	33	5	28
Funds withheld embedded derivative (5)	N/A	—	120	(120)
Total derivatives related to funds withheld under reinsurance treaties	1,277	43	126	(83)
Total	$98,942	$1,417	$4,232	$(2,815)

(1) The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures and options represents the market exposure of open positions.

(2) Variation margin is considered settlement resulting in the netting of cash received/paid for variation margin against the fair value of the trades.
(3) Included within reserves for future policy benefits and claims payable on the consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.
(4) Included within other contract holder funds on the consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.
(5) Included within funds withheld payable under reinsurance treaties on the consolidated balance sheets.

	December 31, 2020
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,744	$93	$34	$59
Equity index call options	26,300	1,127	—	1,127
Equity index futures (2)	27,651	—	—	—
Equity index put options	27,000	178	—	178
Interest rate swaps	4,750	722	1	721
Interest rate swaps - cleared (2)	1,500	—	8	(8)
Put-swaptions	1,000	100	—	100
Treasury futures (2)	8,525	—	—	—
Total freestanding derivatives	98,470	2,220	43	2,177
Embedded derivatives
VA embedded derivatives (3)	N/A	—	5,592	(5,592)
FIA embedded derivatives (4)	N/A	—	1,484	(1,484)
RILA embedded derivatives	N/A	—	—	—
Total embedded derivatives	N/A	—	7,076	(7,076)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	109	—	5	(5)
Cross-currency forwards	743	—	8	(8)
Funds withheld embedded derivative (5)	N/A	—	827	(827)
Total derivatives related to funds withheld under reinsurance treaties	852	—	840	(840)
Total	$99,322	$2,220	$7,959	$(5,739)

(1) The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures and options represents the market exposure of open positions.

(2) Variation margin is considered settlement resulting in the netting of cash received/paid for variation margin against the fair value of the trades.
(3) Included within reserves for future policy benefits and claims payable on the consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.
(4) Included within other contract holder funds on the consolidated balance sheets. The nonperformance risk adjustment is included in the balance above.
(5) Included within funds withheld payable under reinsurance treaties on the consolidated balance sheets.

The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Years Ended December 31,
	2021	2020	2019
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$(36)	$74	$11
Equity index call options	1,479	1,468	104
Equity index futures	(4,663)	(8,286)	(6,391)
Equity index put options	(1,202)	(218)	(1,279)
Interest rate swaps	(179)	578	427
Interest rate swaps - cleared	(64)	1	—
Put-swaptions	134	199	65
Treasury futures	(989)	1,650	540
Credit default swaps	—	—	(2)
Fixed index annuity embedded derivatives	(5)	30	(310)
Registered index linked annuity embedded derivative	(1)	—	—
Variable annuity embedded derivatives	2,887	(2,764)	262
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	(2,639)	(7,268)	(6,573)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	15	(5)	—
Cross-currency forwards	42	(19)	—
Treasury futures	—	(204)	—
Funds withheld embedded derivative	707	(827)	—
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	764	(1,055)	—
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$(1,875)	$(8,323)	$(6,573)

All of the Company’s trade agreements for freestanding, over-the-counter derivatives, contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit. At December 31, 2021 and 2020, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $1,376 million and $2,185 million, respectively, and held collateral was $1,576 million and $2,124 million, respectively, related to these agreements. At December 31, 2021 and 2020, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were nil and $13 million, respectively, and provided collateral was nil and $26 million, respectively, related to these agreements. If all of the downgrade provisions had been triggered at December 31, 2021 and 2020, in aggregate, the Company would have had to disburse $200 million and nil, respectively, to counterparties, representing the net fair values of derivatives by counterparty, less collateral held.

Offsetting Assets and Liabilities

The Company’s derivative instruments, repurchase agreements and securities lending agreements are subject to master netting arrangements and collateral arrangements. A master netting arrangement with a counterparty creates a right of offset for amounts due to and due from that same counterparty that is enforceable in the event of a default or bankruptcy. The Company recognizes amounts subject to master netting arrangements on a gross basis within the consolidated balance sheets.

The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
				Gross Amounts Not Offset in the Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative
assets	$1,417	$—	$1,417	$41	$817	$555	$4
Financial Liabilities:
Freestanding derivative
liabilities	$41	$—	$41	$41	$—	$—	$—
Securities loaned	17	—	17	—	17	—	—
Repurchase agreements	1,572	—	1,572	—	—	1,572	—
Total financial liabilities	$1,630	$—	$1,630	$41	$17	$1,572	$—

(1) Represents the amount that could be offset under master netting or similar arrangements that management elects not to offset on the consolidated balance sheets.
(2) Excludes initial margin amounts for exchange-traded derivatives.

	December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
				Gross Amounts Not Offset in the Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative
assets	$2,220	$—	$2,220	$35	$1,098	$890	$197
Financial Liabilities:
Freestanding derivative
liabilities	$56	$—	$56	$35	$13	$—	$8
Securities loaned	13	—	13	—	13	—	—
Repurchase agreements	1,100	—	1,100	—	—	1,100	—
Total financial liabilities	$1,169	$—	$1,169	$35	$26	$1,100	$8

(1) Represents the amount that could be offset under master netting or similar arrangements that management elects not to offset on the consolidated balance sheets.
(2) Excludes initial margin amounts for exchange-traded derivatives.

In the above tables, the amounts of assets or liabilities presented in the Company’s consolidated balance sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative liabilities of $4,071 million and $7,076 million as of December 31, 2021 and 2020, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative liability of $120 million and $827 million at December 31, 2021 and 2020.

6.     Fair Value Measurements

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. All financial assets and liabilities measured at fair value are required to be classified into one of the following categories:

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include U.S. Treasury securities and exchange traded equity securities and derivative instruments.

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most debt securities that are model priced using observable inputs are classified within Level 2. Also included are freestanding and embedded derivative instruments that are priced using models with observable market inputs.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Embedded derivatives that are valued using unobservable inputs are included in Level 3. Because Level 3 fair values, by their nature, contain unobservable market inputs, considerable judgment may be used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability may fall into different levels of the fair value hierarchy. In these situations, the Company determines the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. As a result, both observable and unobservable inputs may be used in the determination of fair values that the Company has classified within Level 3.

The Company determines the fair values of certain financial assets and liabilities based on quoted market prices, where available. The Company may also determine fair value based on estimated future cash flows discounted at the appropriate current market rate. When appropriate, fair values reflect adjustments for counterparty credit quality, the Company’s credit standing, liquidity and risk margins on unobservable inputs.

Where quoted market prices are not available, fair value estimates are made at a point in time, based on relevant market data, as well as the best information about the individual financial instrument. At times, illiquid market conditions may result in inactive markets for certain of the Company’s financial instruments. In such instances, there may be no or limited observable market data for these assets and liabilities. Fair value estimates for financial instruments deemed to be in an illiquid market are based on judgments regarding current economic conditions, liquidity discounts, currency, credit and interest rate risks, loss experience and other factors. These fair values are estimates and involve considerable uncertainty and variability as a result of the inputs selected and may differ materially from the values that would have been used had an active market existed. As a result of market inactivity, such calculated fair value estimates may not be realizable in an immediate sale or settlement of the instrument. In addition, changes in the underlying assumptions used in the fair value measurement technique could significantly affect these fair value estimates.

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$53,375	$53,375	$60,457	$60,457
Equity securities	279	279	193	193
Mortgage loans	11,482	11,910	10,728	11,349
Limited partnerships	2,831	2,831	1,991	1,991
Policy loans (1)	4,475	4,475	4,524	4,524
Freestanding derivative instruments	1,417	1,417	2,220	2,220
Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock	125	125	125	125
Cash and cash equivalents	2,623	2,623	2,019	2,019
GMIB reinsurance recoverable	262	262	340	340
Separate account assets	248,949	248,949	219,063	219,063

Liabilities
Annuity reserves (2)	40,389	50,116	45,639	54,006
Reserves for guaranteed investment contracts (3)	894	923	1,276	1,332
Trust instruments supported by funding agreements (3)	5,986	6,175	8,384	8,702
FHLB funding agreements (3)	1,950	1,938	1,478	1,421
Funds withheld payable under reinsurance treaties (1)	29,007	29,007	31,972	31,972
Long-term debt	2,649	2,745	322	412
Securities lending payable	17	17	13	13
Freestanding derivative instruments	41	41	56	56
Repurchase agreements	1,572	1,572	1,100	1,100
FHLB advances	—	—	380	380
Separate account liabilities	248,949	248,949	219,063	219,063
(1) Includes items carried at fair value under the fair value option and trading securities.
(2) Annuity reserves represent only the components of other contract holder funds and reserves for future policy benefits and claims payable that are considered to be financial instruments.
(3) Included as a component of other contract holder funds on the consolidated balance sheets.

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

For those securities that were internally valued at December 31, 2021 and 2020, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, is generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally, are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at December 31, 2021 and 2020. As a result of using the net asset value per share practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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

Policy Loans

Policy loans are funds provided to policyholders in return for a claim on the policies values and function like demand deposits which are redeemable upon repayment, death or surrender, and there is only one market price at which the transaction could be settled – the then current carrying value. The funds provided are limited to the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The reinsurance related component of policy loans at fair value under the fair value option have been classified as Level 3 within the fair value hierarchy.

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

Funds Withheld Payable Under Reinsurance Treaties

The funds withheld payable under reinsurance treaties includes both the funds withheld payable which are held at fair value under the fair value option and the funds withheld embedded derivative liability. The fair value of the funds withheld payable which are held at fair value under the fair value option is equal to the fair value of the assets held as collateral, which primarily consists of policy loans using industry standard valuation techniques. The funds withheld embedded derivative liability is determined based upon a total return swap technique referencing the fair value of the investments held under the reinsurance contract and requires certain significant unobservable inputs. The funds withheld payable which are held at fair value under the fair value option and the funds withheld embedded derivative are considered Level 3 in the fair value hierarchy.

Separate Account Assets

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

At each valuation date, the fair value calculation reflects expected returns based on the greater of LIBOR swap rates and constant maturity treasury rates as of that date to determine the value of expected future cash flows produced in a stochastic process. Volatility assumptions are based on a weighting of available market data for implied market volatility for durations up to 10 years, grading to a historical volatility level by year 15, where such long-term historical volatility levels contain an explicit risk margin. Additionally, non-performance risk is incorporated into the calculation through the use of discount rates based on a blend of yields on similarly-rated peer debt and yields on JFI debt (adjusted to operating company levels). Risk margins are also incorporated into the model assumptions, particularly for policyholder behavior. Estimates of future policyholder behavior are subjective and are based primarily on the Company’s experience.

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

Fixed Index Annuities

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

RILA

The fair value of the RILA embedded option, incorporating such factors as the volatility of returns, the level of interest rates and the time remaining until the option expires, is calculated using the closed form Black-Scholes Option Pricing model. Additionally, assumed withdrawal rates are used to estimate the expected volume of embedded options that will be realized by policyholders.

Fair Value Option

The Company has elected the fair value option for certain funds withheld assets, which are held as collateral for reinsurance, totaling $3,632 million and $3,622 million at December 31, 2021 and 2020, respectively, as discussed above.

The Company elected the fair value option for debt securities related to certain consolidated investments totaling $1,546 million and $1,109 million at December 31, 2021 and 2020, respectively. These debt securities are reflected on the Company’s consolidated balance sheet as debt securities, at fair value under the fair value option.

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s consolidated financial statements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$4,321	$4,321	$—	$—
Other government securities	1,619	—	1,619	—
Public utilities	6,715	—	6,715	—
Corporate securities	31,146	—	31,137	9
Residential mortgage-backed	569	—	569	—
Commercial mortgage-backed	2,038	—	2,038	—
Other asset-backed securities	6,967	—	6,967	—
Equity securities	279	111	56	112
Limited partnerships (1)	18	—	17	1
Policy loans	3,467	—	—	3,467
Freestanding derivative instruments	1,417	—	1,417	—
Cash and cash equivalents	2,623	2,623	—	—
GMIB reinsurance recoverable	262	—	—	262
Separate account assets	248,949	—	248,949	—
Total	$310,390	$7,055	$299,484	$3,851

Liabilities
Embedded derivative liabilities (2)	$4,071	$—	$1,445	$2,626
Funds withheld payable under reinsurance treaties (3)	3,759	—	—	3,759
Freestanding derivative instruments	41	—	41	—
Total	$7,871	$—	$1,486	$6,385

(1) Excludes $2,813 million of limited partnership investments measured at NAV.

(2) Includes the embedded derivative liabilities of $2,626 million related to GMWB reserves included in reserves for future policy benefits and claims payable, $6 million of RILA and $1,439 million of fixed index annuities, both included in other contract holder funds on the consolidated balance sheets.

(3) Includes the Athene embedded derivative liability of $120 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$5,126	$5,126	$—	$—
Other government securities	1,697	—	1,697	—
Public utilities	7,297	—	7,297	—
Corporate securities	36,440	—	36,411	29
Residential mortgage-backed	985	—	985	—
Commercial mortgage-backed	3,324	—	3,324	—
Other asset-backed securities	5,588	—	5,588	—
Equity securities	193	65	24	104
Limited partnerships (1)	1	—	—	1
Policy loans	3,454	—	—	3,454
Freestanding derivative instruments	2,220	—	2,220	—
Cash and cash equivalents	2,019	2,019	—	—
GMIB reinsurance recoverable	340	—	—	340
Separate account assets	219,063	—	219,063	—
Total	$287,747	$7,210	$276,609	$3,928

Liabilities
Embedded derivative liabilities (2)	$7,076	$—	$1,484	$5,592
Funds withheld payable under reinsurance treaties (3)	4,453	—	—	4,453
Freestanding derivative instruments	56	—	56	—
Total	$11,585	$—	$1,540	$10,045

(1) Excludes $1,991 million of limited partnership investments measured at NAV.

(2) Includes the embedded derivative liabilities of $5,592 million related to GMWB reserves included in reserves for future policy benefits and claims payable and $1,484 million of fixed index annuities included in other contract holder funds on the consolidated balance sheets.

(3) Includes the Athene embedded derivative liability of $827 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	December 31, 2021
Assets	Total	Internal	External
Debt securities:
Corporate	$9	$—	$9
Equity securities	112	1	111
Limited partnerships	1	1	—
Policy loans	3,467	3,467	—
GMIB reinsurance recoverable	262	262	—
Total	$3,851	$3,731	$120

Liabilities
Embedded derivative liabilities (1)	$2,626	$2,626	$—
Funds withheld payable under reinsurance treaties (2)	3,759	3,759	—
Total	$6,385	$6,385	$—

(1) Includes the embedded derivative related to GMWB reserves.
(2) Includes the Athene embedded derivative liability of $120 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

	December 31, 2020
Assets	Total	Internal	External
Debt securities:
Corporate	$29	$—	$29
Equity securities	104	1	103
Limited partnerships	1	1	—
Policy loans	3,454	3,454	—
GMIB reinsurance recoverable	340	340	—
Total	$3,928	$3,796	$132

Liabilities
Embedded derivative liabilities (1)	$5,592	$5,592	$—
Funds withheld payable under reinsurance treaties (2)	4,453	4,453	—
Total	$10,045	$10,045	$—

(1) Includes the embedded derivative related to GMWB reserves.
(2) Includes the Athene embedded derivative liability of $827 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.
External pricing sources for securities represent unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on significant internally-priced Level 3 assets and liabilities (in millions):

As of December 31, 2021
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
GMIB reinsurance recoverable	$262	Discounted cash flow	Mortality(1)	0.01% - 23.42%	Decrease
			Lapse(2)	3.30% - 9.00%	Decrease
			Utilization(3)	0.00% - 20.00%	Increase
			Withdrawal(4)	3.75% - 4.50%	Increase
			Nonperformance risk(5)	0.11% - 1.50%	Decrease
			Long-term Equity Volatility(6)	18.50% - 22.06%	Increase

Liabilities
Embedded derivative liabilities	$2,626	Discounted cash flow	Mortality(1)	0.04% - 21.45%	Decrease
			Lapse(2)	0.20% - 30.90%	Decrease
			Utilization(3)	5.00% - 100.00%	Increase
			Withdrawal(4)	58.00% - 97.00%	Increase
			Nonperformance risk(5)	0.11% - 1.50%	Decrease
			Long-term Equity Volatility(6)	18.50% - 22.06%	Increase

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
(5)    Nonperformance risk spread varies by duration.
(6)    Long-term equity volatility represents the equity volatility beyond the period for which observable equity volatilities are available.

As of December 31, 2020
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
GMIB reinsurance recoverable	$340	Discounted cash flow	Mortality(1)	0.01% - 23.52%	Decrease
			Lapse(2)	3.30% - 9.20%	Decrease
			Utilization(3)	0.00% - 20.00%	Increase
			Withdrawal(4)	3.75% - 4.50%	Increase
			Nonperformance risk(5)	0.33% - 1.57%	Decrease
			Long-term Equity Volatility(6)	18.50% - 22.47%	Increase

Liabilities
Embedded derivative liabilities	$5,592	Discounted cash flow	Mortality(1)	0.04% - 21.53%	Decrease
			Lapse(2)	0.20% - 30.30%	Decrease
			Utilization(3)	5.00% - 100.00%	Increase
			Withdrawal(4)	56.00% - 95.00%	Increase
			Nonperformance risk(5)	0.33% - 1.57%	Decrease
			Long-term Equity Volatility(6)	18.50% - 22.47%	Increase
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

At both December 31, 2021 and 2020, securities of $2 million are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

Policy loans that support funds withheld reinsurance agreements that are held at fair value under the fair value option on the Company’s consolidated balance sheet are excluded from the tables above. These policy loans do not have a stated maturity and the balances, plus accrued investment income, are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans, which includes accrued investment income, approximates fair value and have been classified as Level 3 within the fair value hierarchy.

Funds withheld payable under reinsurance treaties, for funds withheld payable held at fair value under the fair value option and the Athene embedded derivative, are excluded from the tables above. The fair value of Funds withheld payable under reinsurance treaties, excluding the Athene embedded derivative, is determined based upon the fair value of the investments held by the Company related to the Company’s funds withheld payable under reinsurance treaties. The Athene embedded derivative utilizes a total return swap technique which incorporates the fair value of the invested assets supporting the reinsurance agreement as a component of the valuation. As a result, these valuations for the funds withheld payable under reinsurance treaties and the Athene embedded derivative require certain significant inputs which are generally not observable and, accordingly, the valuation is considered Level 3 in the fair value hierarchy.

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

The tables below provide rollforwards for 2021 and 2020 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		January 1,	Net	Comprehensive	and	(out of)	December 31,
December 31, 2021		2021	Income	Income	Settlements	Level 3	2021
Assets
	Debt securities
	Corporate securities	$29	$2	$—	$10	$(32)	$9
	Equity securities	104	14	—	(6)	—	112
	Limited partnerships	1	—	—	—	—	1
	GMIB reinsurance recoverable	340	(78)	—	—	—	262
	Policy loans	3,454	(2)	—	15	—	3,467

Liabilities
	Embedded derivative liabilities	$(5,592)	$2,966	$—	$—	$—	$(2,626)
	Funds withheld payable under reinsurance treaties	(4,453)	708	—	(14)	—	(3,759)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		January 1,	Net	Comprehensive	and	(out of)	December 31,
December 31, 2020		2020	Income	Income	Settlements	Level 3	2020
Assets
	Debt securities
	Corporate securities	$—	$1	$—	$8	$20	$29
	Other asset-backed securities	—	—	(1)	—	1	—
	Equity securities	183	(44)	—	(35)	—	104
	Limited partnerships	1	—	—	—	—	1
	GMIB reinsurance recoverable	302	38	—	—	—	340
	Policy loans	3,586	(2)	—	(130)	—	3,454

Liabilities
	Embedded derivative liabilities	$(2,790)	$(2,802)	$—	$—	$—	$(5,592)
	Funds withheld payable under reinsurance treaties	(3,760)	(674)	—	(19)	—	(4,453)

The components of the amounts included in purchases, sales, issuances and settlements for the years ended December 31, 2021 and 2020 shown above are as follows (in millions):

December 31, 2021	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$11	$(1)	$—	$—	$10
Equity securities	2	(8)	—	—	(6)
Policy loans	—	—	261	(246)	15
Total	$13	$(9)	$261	$(246)	$19

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(468)	$454	$(14)

December 31, 2020	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$9	$(1)	$—	$—	$8
Equity securities	2	(37)	—	—	(35)
Limited partnerships	—	—	—	—	—
Policy loans	—	—	271	(401)	(130)
Total	$11	$(38)	$271	$(401)	$(157)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(760)	$741	$(19)

In 2021 and 2020, there were no transfers from Level 3 to NAV equivalent. In 2021, transfers from Level 3 to Level 2 of the fair value hierarchy were $59 million, and transfers from Level 2 to Level 3 were $27 million. In 2020, transfers from Level 3 to Level 2 of the fair value hierarchy were nil, and transfers from Level 2 to Level 3 were $21 million.

The portion of gains (losses) included in net income or other comprehensive income ("OCI") attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Year Ended December 31,
	2021		2020
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$2	$—	$—	$—
Other asset-backed securities	—	—	(1)	—
Equity securities	14	—	(44)	—
Limited partnerships	—	—	—	—
GMIB reinsurance recoverable	(78)	—	38	—
Policy loans	(2)	—	—	—

Liabilities
Embedded derivative liabilities	$2,966	$—	$(2,802)	$—
Funds withheld payable under reinsurance treaties	708	—	826	—

Fair Value of Financial Instruments Carried at Other Than Fair Value

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

Policy Loans

Policy loans are funds provided to policyholders in return for a claim on the policies values and function like demand deposits which are redeemable upon repayment, death or surrender, and there is only one market price at which the transaction could be settled – the then current carrying value. The funds provided are limited to the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The non-reinsurance related component of policy loans have been classified as Level 3 within the fair value hierarchy.

FHLBI Capital Stock

FHLBI capital stock, which is included in other invested assets, can only be sold to FHLBI at a constant price of $100 per share. Due to the lack of valuation uncertainty, the investment has been classified as Level 1.

Other Contract Holder Funds

Fair values for immediate annuities without mortality features are derived by discounting the future estimated cash flows using current market interest rates for similar maturities. Fair values for deferred annuities, including the fixed option on variable annuities, fixed annuities, fixed index annuities and RILAs, are determined using projected future cash flows discounted at current market interest rates.

Fair values for guaranteed investment contracts are based on the present value of future cash flows discounted at current market interest rates.

Fair values for trust instruments supported by funding agreements are based on the present value of future cash flows discounted at current market interest rates.

Fair values of the FHLB funding agreements are based on the present value of future cash flows discounted at current market interest rates.

Funds Withheld Payable Under Reinsurance Treaties

The fair value of the funds withheld payable is equal to the fair value of the assets held as collateral, which primarily consists of bonds, mortgages, limited partnerships, and cash and cash equivalents. The fair value of the assets generally use industry standard valuation techniques as described above and the funds withheld payable components are valued consistent with the assets in the fair value hierarchy.

Debt

Fair values for the Company’s surplus notes and long-term debt are generally determined by prices obtained from independent broker dealers or discounted cash flow models. Such prices are derived from market observable inputs and are classified as Level 2.

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

Repurchase Agreements

Carrying value of the Company’s repurchase agreements is considered a reasonable estimate of fair value due to their short-term maturities and are classified as Level 2.

Separate Account Liabilities

The values of separate account liabilities are set equal to the values of separate account assets, which are comprised of investments in mutual funds that transact regularly, but do not trade in active markets as they are not publicly available, and, are categorized as Level 2.

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions).

	December 31, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$11,482	$11,910	$—	$—	$11,910
Policy loans	1,008	1,008	—	—	1,008
FHLBI capital stock	125	125	125	—	—

Liabilities
Annuity reserves (1)	$36,318	$46,045	$—	$—	$46,045
Reserves for guaranteed investment contracts (2)	894	923	—	—	923
Trust instruments supported by funding agreements (2)	5,986	6,175	—	—	6,175
FHLB funding agreements (2)	1,950	1,938	—	—	1,938
Funds withheld payable under reinsurance treaties (3)	24,533	24,533	537	19,127	4,869
Debt	2,649	2,745	—	2,745	—
Securities lending payable	17	17	—	17	—
FHLB advances	—	—	—	—	—
Repurchase agreements	1,572	1,572	—	1,572	—
Separate Account Liabilities (4)	248,949	248,949	—	248,949	—

	December 31, 2020
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$10,728	$11,349	$—	$—	$11,349
Policy loans	1,070	1,070	—	—	1,070
FHLBI capital stock	125	125	125	—	—

Liabilities
Annuity reserves (1)	$38,563	$46,930	$—	$—	$46,930
Reserves for guaranteed investment contracts (2)	1,276	1,332	—	—	1,332
Trust instruments supported by funding agreements (2)	8,384	8,702	—	—	8,702
FHLB funding agreements (2)	1,478	1,421	—	—	1,421
Funds held under reinsurance treaties	27,519	27,519	432	23,972	3,115
Debt	322	412	—	412	—
Securities lending payable	13	13	—	13	—
FHLB advances	380	380	—	380	—
Repurchase agreements	1,100	1,100	—	1,100	—
Separate Account Liabilities (4)	219,063	219,063	—	219,063	—

(1) Annuity reserves represent only the components of other contract holder funds that are considered to be financial instruments.
(2) Included as a component of other contract holder funds on the consolidated balance sheets.
(3) Excludes $715 million of limited partnership investments measured at NAV at December 31, 2021.
(4) The values of separate account liabilities are set equal to the values of separate account assets.

7.    Deferred Acquisition Costs and Deferred Sales Inducements

Deferred Acquisition Costs

Under current accounting guidance, certain costs that are directly related to the successful acquisition of new or renewal insurance business are capitalized as deferred acquisition costs. These costs primarily pertain to commissions and certain costs associated with policy issuance and underwriting. All other acquisition costs are expensed as incurred.

Deferred acquisition costs are increased by interest thereon and amortized into income in proportion to anticipated premium revenues for traditional life policies and in proportion to estimated gross profits, including net gains (losses) on derivatives and investments, for annuities and interest-sensitive life products. Due to volatility of certain factors that affect gross profits, including net gains (losses) on derivatives and investments, amortization may be a benefit or a charge in any given period. In the event of negative amortization, the related deferred acquisition cost balance is capped at the initial amount capitalized, plus interest. Unamortized deferred acquisition costs are written off when a contract is internally replaced and substantially changed. Deferred acquisition costs are reviewed periodically to ensure that the unamortized portion does not exceed the expected recoverable amounts. The Company’s accounting policy includes reinsurance balances when evaluating recoverability of deferred acquisition costs. Any amount deemed unrecoverable is written off with a charge through deferred acquisition costs amortization. Other than the amounts related to the Athene Reinsurance Transaction in 2020 noted below, no such write-offs were required for 2021, 2020, and 2019.

As available-for-sale debt securities are carried at fair value, an adjustment is made to deferred acquisition costs equal to the change in amortization that would have occurred if such securities had been sold at their stated fair value and the proceeds reinvested at current yields. This adjustment, along with the change in net unrealized gains (losses) on available-for-sale debt securities, net of applicable tax, is credited or charged directly to equity as a component of other comprehensive income. At December 31, 2021 and 2020, deferred acquisition costs decreased by $63 million and $146 million, respectively, to reflect this adjustment.

For variable annuity business, the Company employs a mean reversion methodology that is applied with the objective of adjusting the amortization of deferred acquisition costs that would otherwise be highly volatile due to fluctuations in the level of future gross profits arising from changes in equity market levels. The mean reversion methodology achieves this objective by applying a dynamic adjustment to the assumption for short-term future investment returns. Under this methodology, the projected returns for the next five years are set such that, when combined with the actual returns for the current and preceding two years, the average rate of return over the eight-year period is 7.15% for 2021 and 2020, after external investment management fees. The mean reversion methodology does, however, include a cap and a floor of 15% and 0% per annum, respectively, on the projected return for each of the next five years. At December 31, 2021 and 2020, projected returns under mean reversion were within the range bound by the 15% cap and 0% floor. At both December 31, 2021 and 2020, projected returns after the next five years were set at 7.15%.

The Company evaluated the recoverability of previously established deferred acquisition cost assets in accordance with ASC 944-30-35-22. The Company determined it was appropriate to immediately write-off the remaining deferred acquisition costs on the business reinsured to Athene as no future profits will be recognized on this business at this aggregated level of recoverability testing. Accordingly, amortization of deferred acquisition costs for the year ended December 31, 2020 included a write-off of $626 million, related to the blocks of fixed and fixed-index annuity business, as a result of the Athene transaction.

The balances of, and changes, in deferred acquisition costs were as follows (in millions):
.

	Years Ended December 31,
	2021	2020	2019
Balance, beginning of period	$13,897	$12,337	$11,075
Deferrals of acquisition costs	789	738	796
Amortization	(519)	533	1,003
Unrealized investment (gains) losses	82	289	(537)
Balance, end of period	14,249	13,897	12,337
Actuarial Assumption Changes (Unlocking)

Annually, or as circumstances warrant, the Company conducts a comprehensive review of the assumptions used for its estimates of future gross profits underlying the amortization of deferred acquisition costs and deferred sales inducements, as well as the valuation of the embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees. These assumptions include, but may not be limited to, policyholder behavior, mortality rates, expenses, projected hedging costs, investment returns and policy crediting rates. Based on this review, the cumulative balances of deferred acquisition costs, deferred sales inducements and life and annuity guaranteed benefit reserves are adjusted with a corresponding benefit or charge to net income.

Deferred Sales Inducements

Certain sales inducement costs that are directly related to the successful acquisition of new or renewal insurance business are capitalized as deferred sales inducement costs. Bonus interest on deferred fixed annuities and contract enhancements on fixed index annuities and variable annuities are capitalized as deferred sales inducements and included in other assets. Deferred sales inducements (“DSI”) are increased by interest thereon and amortized into income in proportion to estimated gross profits, including net gains (losses) on derivatives and investments. Deferred sales inducements are reviewed periodically to ensure that the unamortized portion does not exceed the expected recoverable amounts. Any amount deemed unrecoverable is written off with a charge through deferred sales inducements amortization. Other than the amounts related to the Athene Reinsurance Transaction in 2020 noted below, no such write-offs were required for 2021, 2020, and 2019.

The Company evaluated the recoverability of previously established deferred acquisition costs and deferred sales inducement assets in accordance with ASC 944-30-35-22. The Company determined it was appropriate to immediately write-off the remaining deferred acquisition costs and deferred sales inducement costs on the business reinsured to Athene as no future profits will be recognized on this business at this aggregated level of recoverability testing. Accordingly, amortization of deferred sales inducement costs for the year ended December 31, 2020 included a write-off of $138 million, related to the blocks of fixed and fixed-index annuity business, as a result of the Athene transaction.

The balances of and changes in deferred sales inducements, which are reported in other assets, were as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Balance, beginning of year	$1	$54	$145
Deferrals of sales inducements	1	3	11
Amortization	(2)	(144)	(22)
Unrealized investment losses (gains)	1	88	(80)
Balance, end of year	1	1	54

8.     Reinsurance

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

The Company’s GMIBs are reinsured with an unrelated party and due to the net settlement provisions of the reinsurance agreement, meet the definition of a derivative. Accordingly, the GMIB reinsurance agreement is recorded at fair value on the Company’s consolidated balance sheets, with changes in fair value recorded in net gains (losses) on derivatives and investments. GMIB reinsured benefits are subject to aggregate annual claim limits. Deductibles also apply on reinsurance of GMIB business issued since March 1, 2005. The Company discontinued offering the GMIB in 2009.

At December 31, 2021 and 2020, the Company had an ACL of $12 million and $13 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the consolidated balance sheets. The ACL considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements. Additions to or releases of the allowance were reported in death, other policyholder benefits, and changes in reserves, net of deferrals in the consolidated income statements.

Reinsurance and Funds Withheld Payable Under Reinsurance Treaties

Ceded reinsurance agreements are reported on a gross basis on the Company’s consolidated balance sheets as an asset for amounts recoverable from reinsurers or as a component of other assets or liabilities for amounts, such as premiums, owed to or due from reinsurers. Reinsurance assumed and ceded premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premium income and benefit expenses are reported net of reinsurance assumed and ceded.

Athene Reinsurance

On June 18, 2020, the Company’s subsidiary, Jackson, announced that it had entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020 to reinsure on 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission, which was subject to a post-closing adjustment.

The coinsurance with funds withheld agreement required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserves. Upon closing of the transaction, Jackson placed investments into the segregated account with a statutory book value of $25.6 billion. The investments maintained in the segregated account are valued at statutory carrying value for purposes of determining periodic settlement amounts under the coinsurance agreement. The investments in the segregated account are subject to an investment management agreement between Jackson and Apollo Insurance Solutions Group LP (“Apollo”), an Athene affiliate. Apollo management fees, which are calculated and paid monthly in arrears, are paid directly from the funds withheld agreement, administered by Athene. These payments were $104 million, $60 million, and nil during the years ended December 31, 2021, 2020 and 2019, associated with these services. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.2 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $313 million at December 31, 2021. In September 2020, the post-closing settlement resulted in ceded premium of $6 million and a decrease of $29 million in ceding commission.

As a result of this transaction, the Company evaluated the recoverability of previously established deferred acquisition costs, deferred sales inducement assets, and of cost of reinsurance assets in accordance with ASC 944-30-35-22. The Company’s accounting policy includes reinsurance balances when evaluating recoverability of DAC and DSI. Accordingly, the Company determined it was appropriate to immediately write-off the remaining DAC, DSI and the cost of reinsurance on the business reinsured to Athene as no future profits will be recognized on this business at this aggregated level of recoverability testing.

The following table summarizes the impact of the Athene transaction on the consolidated income statements (in millions):

December 31, 2020
Contractual ceding commission	$1,202
Cost of reinsurance write-off (1)	(2,520)
DAC and DSI write-off	(764)
Total pretax loss on Athene Reinsurance Transaction	$(2,082)
(1) Cost of reinsurance reflects the net impact of the fair value of assets of $30.1 billion and ceded reserves of $27.6 billion.

Pursuant to the Athene coinsurance agreement, the Company holds certain assets as collateral. At December 31, 2021 and 2020, assets held as collateral in the segregated custody account were $25.4 billion and $28.3 billion, respectively.

Swiss Re Reinsurance

The Company has three retrocession reinsurance agreements (“retro treaties”) with Swiss Reinsurance Company Ltd. (“SRZ”). Pursuant to these retro treaties, the Company ceded to SRZ on a 100% coinsurance basis, subject to pre-existing reinsurance with other parties, certain blocks of business.

As a result, the Company holds certain assets, primarily in the form of policy loans and debt securities, as collateral for the reinsurance recoverable. Investment income and net gains (losses) on derivatives and investments earned on assets held as collateral are paid by the Company to the reinsurer, pursuant to the terms of the agreements. Investment income and net gains (losses) on derivatives and investments are reported net of net gains (losses) on derivatives and investments on funds withheld payable under reinsurance treaties, with no net impact on the Company’s consolidated income statements.

The Company elected the fair value option for assets which are held as collateral for reinsurance, as well as the related established funds withheld payable as further described below. The value of the funds withheld payable is equal to the fair value of the assets held as collateral.

The income credited to reinsurers on the funds withheld payable for the reinsurance agreements is based on the income earned on those assets, which results in an embedded derivative (total return swap). However, for the funds withheld payable, the changes in fair value reported in net gains (losses) on derivatives and investments. Accordingly, the embedded derivative is not bifurcated or separately valued.

The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the consolidated balance sheets (in millions):

	December 31,
	2021	2020
Assets
Debt securities, available-for-sale	$19,094	$24,474
Debt securities, at fair value under the fair value option	164	168
Equity securities	116	42
Mortgage loans	4,739	2,986
Policy loans	3,483	3,471
Freestanding derivative instruments, net	37	(13)
Other invested assets	715	125
Cash and cash equivalents	438	394
Accrued investment income	162	190
Other assets and liabilities, net	(56)	23
Total assets (1)	$28,892	$31,860

Liabilities
Funds held under reinsurance treaties (2)	$29,007	$31,972
Total liabilities	$29,007	$31,972
(1)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative of $120 million and $827 million at December 31, 2021 and 2020, respectively.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the consolidated income statements were as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Debt securities	$762	$490	$8
Equity securities	5	2	—
Mortgage loans	179	51	—
Policy loans	314	315	321
Limited partnerships	35	—	—
Other investment income	—	—	1
Total investment income on funds withheld assets	1,295	858	330
Other investment expenses on funds withheld assets (1)	(107)	(66)	—
Total net investment income on funds withheld reinsurance treaties	$1,188	$792	$330

(1)    Includes management fees.

The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the consolidated income statements were as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Available-for-sale securities
Realized gains on sale	$536	$2,074	$—
Realized losses on sale	(52)	(12)	—
Credit loss expense	(1)	—	—
Gross impairments	—	(2)	—
Credit loss expense on mortgage loans	23	(47)	—
Other	(29)	4	—
Net gains (losses) on non-derivative investments	477	2,017	—
Net gains (losses) on derivative instruments	58	(228)	—
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	(556)	(1,349)	(330)
Total net gains (losses) on derivatives and investments	$(21)	$440	$(330)

(1) Includes the Athene embedded derivative gain (loss) of $707 million and $(827) million for the years ended December 31, 2021 and 2020, respectively.
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

The effect of reinsurance on premiums and benefits was as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Premiums
Direct	$392	$309	$558
Assumed	42	47	456
Ceded	(301)	(196)	(447)
Total premium	$133	160	567

Benefits
Direct	$1,415	$1,524	$1,441
Assumed	876	749	794
Ceded	(863)	(666)	(665)
Change in reserves, net of reinsurance	(515)	(323)	$(106)
Total benefits	$913	$1,284	$1,464

Components of the Company’s reinsurance recoverable were as follows (in millions):

	December 31,
	2021	2020
Reserves:
Life	$5,829	$5,964
Accident and health	547	569
Guaranteed minimum income benefits	262	340
Other annuity benefits (1)	25,625	27,536
Claims liability and other	863	861
Total	$33,126	$35,270
(1)     Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

9.    Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds

For traditional life insurance contracts, which include term and whole life, reserves for future policy benefits are determined using the net level premium method and assumptions as of the issue date or acquisition date as to mortality, interest, lapse and expenses, plus provisions for adverse deviations. These assumptions are not unlocked unless the reserve is determined to be deficient. Interest rate assumptions range from 2.5% to 6.0%. Lapse, mortality, and expense assumptions for recoverability are based primarily on Company experience. The Company’s liability for future policy benefits also includes net liabilities for guaranteed benefits related to certain nontraditional long-duration life and annuity contracts, which are further discussed in Note 10.

Group payout annuities consist of a closed block of defined benefit annuity plans. The liability for future benefits for these limited payment contracts is calculated using assumptions as of the acquisition date as to mortality and expense plus provisions for adverse deviation.

In conjunction with a prior acquisition, the Company recorded a fair value adjustment at acquisition related to certain annuity and interest sensitive liability blocks of business to reflect the cost of the interest guarantees within the in-force liabilities, based on the difference between the guaranteed interest rate and an assumed new money guaranteed interest rate at acquisition. This adjustment was recorded in reserves for future policy benefits and claims payable. This reserve is reassessed at the end of each period, taking into account changes in the in-force block. Any resulting change in the reserve is recorded as a change in policy reserve through the consolidated income statements.

The following table sets forth the Company’s reserves for future policy benefits and claims payable balances (in millions):

	December 31,
	2021	2020
Traditional life	$4,187	$4,535
Guaranteed benefits (1)	5,477	8,509
Claims payable	1,050	1,110
Accident and health	1,204	1,257
Group payout annuities	4,895	5,220
Other	816	859
Total	$17,629	$21,490
(1)     Primarily includes the embedded derivative liabilities related to the GMWB reserve.

The following table sets forth the Company’s liabilities for other contract holder funds balances (in millions):

	December 31,
	2021	2020
Interest-sensitive life	$11,570	$11,836
Variable annuity fixed option	10,030	10,609
RILA (1)	110	—
Fixed annuity	15,816	16,746
Fixed index annuity (2)	13,333	14,209
GICs, funding agreements and FHLB advances	8,830	11,138
Total	$59,689	$64,538
(1) Includes the embedded derivative liabilities related RILA of $6 million and nil at December 31, 2021 and 2020, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity of $1,439 million and $1,484 million at December 31, 2021 and 2020, respectively.

For interest-sensitive life contracts, liabilities approximate the policyholder’s account value, plus the remaining balance of the fair value adjustment related to previously acquired business, which is further discussed below. The liability for fixed index annuities and registered index linked annuities is based on three components, 1) the imputed value of the underlying guaranteed host contract, 2) the fair value of the embedded option component of the contract, and 3) the liability for guaranteed benefits related to the optional lifetime income rider. For fixed annuities, variable annuity fixed option, and other investment contracts, as included in the above table, the liability is the account value, plus the unamortized balance of the fair value adjustment related to previously acquired business. For payout annuities, as included in the above table, reserves are determined under the methodology for limited-payment contracts (for those with significant life contingencies) or using a constant yield method and assumptions as of the issue date for mortality, interest rates, lapse and expenses plus provisions for adverse deviations. At December 31, 2021, the Company had interest sensitive life business with minimum guaranteed interest rates ranging from 2.5% to 6.0% with a 4.68% average guaranteed rate and fixed interest rate annuities with minimum guaranteed rates ranging from 1.0% to 5.5% and a 2.02% average guaranteed rate.

At December 31, 2021 and 2020, approximately 94% and 95%, respectively, of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates. The following tables show the distribution of the annuity account values within the presented ranges of minimum guaranteed interest rates (in millions):

	December 31,2021
Minimum Guaranteed Interest Rate	Account Value
	Fixed	Fixed Index	RILA	Variable	Total
1.0%	$156	$279	$1	$5,988	$6,424
>1.0% - 2.0%	57	1	—	214	272
>2.0% - 3.0%	1,113	183	—	3,254	4,550
>3.0% - 4.0%	594	—	—	—	594
>4.0% - 5.0%	276	—	—	—	276
>5.0% - 5.5%	72	—	—	—	72
Subtotal	2,268	463	1	9,456	12,188
Ceded reinsurance	12,086	12,870	—	—	24,956
Total	$14,354	$13,333	$1	$9,456	$37,144

	December 31, 2020
Minimum Guaranteed Interest Rate	Account Value
	Fixed	Fixed Index	RILA	Variable	Total
1.0%	$92	$164	$—	$6,502	$6,758
>1.0% - 2.0%	63	3	—	236	302
>2.0% - 3.0%	1,162	190	—	3,356	4,708
>3.0% - 4.0%	623	—	—	—	623
>4.0% - 5.0%	280	—	—	—	280
>5.0% - 5.5%	73	—	—	—	73
Subtotal	2,293	357	—	10,094	12,744
Ceded reinsurance	12,924	13,852	—	—	26,776
Total	$15,217	$14,209	$—	$10,094	$39,520

At both December 31, 2021 and 2020, approximately 80% of the Company’s interest sensitive life business account values correspond to crediting rates that are at the minimum guaranteed interest rates. The following table shows the distribution of the interest sensitive life business account values within the presented ranges of minimum guaranteed interest rates, excluding the business that is subject to the previously mentioned retro treaties (in millions):

	December 31,
Minimum Guaranteed Interest Rate	2021	2020
	Account Value - Interest Sensitive Life
>2.0% - 3.0%	$252	$270
>3.0% - 4.0%	2,742	2,819
>4.0% - 5.0%	2,387	2,488
>5.0% - 6.0%	1,967	2,045
Subtotal	7,348	7,622
Retro treaties	4,222	4,214
Total	$11,570	$11,836

The Company has established a $23 billion aggregate Global Medium Term Note ("MTN") program. Jackson National Life Global Funding was formed as a statutory business trust, solely for the purpose of issuing Medium Term Note instruments to institutional investors, the proceeds of which are deposited with the Company and secured by the issuance of funding agreements. The carrying values at December 31, 2021 and 2020 totaled $6.0 billion and $8.4 billion, respectively.

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

Jackson and Squire Re are members of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of long-term notes or funding agreements issued to FHLBI. At both December 31, 2021 and 2020, the Company held $125 million of FHLBI capital stock, supporting $2.0 billion and $1.9 billion in funding agreements and long-term borrowings at December 31, 2021 and 2020, respectively.

The Company’s institutional products business is comprised of the traditional guaranteed investment contracts, medium-term funding agreement-backed notes and funding agreements (including agreements issued in conjunction with the Company’s participation in the U.S. Federal Home Loan Bank ("FHLB") program) described above.

10.    Certain Nontraditional Long-Duration Contracts and Variable Annuity Guarantees

Variable Annuity Guarantees

Variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal, income and accumulation benefits. Certain benefits, including non-life contingent components of guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum withdrawal benefits for life (“GMWB for Life”), guaranteed minimum accumulation benefits (“GMAB”) and the reinsurance recoverable on the Company’s guaranteed minimum income benefits (“GMIB”), are recorded at fair value. Guaranteed benefits that are not subject to fair value accounting are accounted for as insurance benefits. Variable annuity embedded derivatives are carried at fair value on the Company’s balance sheet as a component of reserves for future policy benefits and claims payable. The Company discontinued offering the GMIB in 2009 and GMAB in 2011.

The non-life contingent component of GMWB and GMWB for Life contracts consists of those guaranteed withdrawal amounts paid to the contract holder in excess of the account value of the contract, up to the amount of the living benefit base. Withdrawal amounts paid to the contract holder in excess of the living benefit base are considered life contingent, and are accounted for as insurance benefits. GMABs and non-life contingent components of GMWB and GMWB for Life contracts are recorded at fair value with changes in fair value recorded in net gains (losses) on derivatives and investments. The fair value of the reserve is based on the expectations of future benefit payments and certain future fees associated with the benefits. At the inception of the contract, the Company attributes to the embedded derivative a portion of rider fees collected from the contract holder, which is then held static in future valuations. Those fees, generally referred to as the attributed fees, are set such that the present value of the attributed fees is equal to the present value of future claims expected to be paid under the guaranteed benefit at the inception of the contract. In subsequent valuations, both the present value of future benefits and the present value of attributed fees are revalued based on current market conditions and policyholder behavior assumptions. The difference between each of the two components represents the fair value of the embedded derivative. Thus, when unfavorable equity market movements cause declines in the contract holder’s account value relative to the guarantee benefit, the valuation of future expected claims would generally increase relative to the measurement performed at the inception of the contract, resulting in an increase in the fair value of the embedded derivative liability (and vice versa).

Fair values for GMWB, GMWB for Life, and GMAB embedded derivatives, as well as GMIB reinsurance recoverables, are calculated using internally developed models because active, observable markets do not exist for those guaranteed benefits.

The fair value calculation is based on the present value of future cash flows comprised of future expected benefit payments, less future attributed rider fees, over the lives of the contracts. Estimating these cash flows requires numerous estimates and subjective judgments related to capital market inputs, as well as actuarially determined assumptions related to expectations regarding policyholder behavior. Capital market inputs include expected market rates of return, market volatility, correlations of market index returns to funds, fund performance and discount rates. The more significant actuarial assumptions include benefit utilization by policyholders, lapse, mortality, and withdrawal rates. Best estimate assumptions plus risk margins are used as applicable.

At each valuation date, the fair value calculation reflects expected returns based on the greater of LIBOR swap rates and constant maturity treasury rates as of that date to determine the value of expected future cash flows produced in a stochastic process. Volatility assumptions are based on available market data for implied market volatility for durations up to 10 years, grading to a historical volatility level by year 15, where such long-term historical volatility levels contain an explicit risk margin. Risk margins are also incorporated into the model assumptions, particularly for policyholder behavior. Estimates of future policyholder behavior are subjective and are based primarily on the Company’s experience.

The fair value of a liability reflects the effect of nonperformance risk. Nonperformance risk includes, but may not be limited to, a reporting entity’s own credit risk. Additionally, non-performance risk is incorporated into the calculation through the use of discount rates based on a blend of yields on similarly-rated peer debt and yields on JFI debt (adjusted to operating company levels).

As markets change, mature and evolve and actual policyholder behavior emerges, management regularly evaluates the appropriateness of its assumptions for this component of the fair value model.

The use of the models and assumptions described above requires a significant amount of judgment. Management believes the aggregation of each of these components results in an amount that the Company would be required to transfer for a liability, or receive for an asset, to or from a willing buyer or seller, if one existed, for those market participants to assume the risks associated with the guaranteed benefits and the related reinsurance. However, the ultimate settlement amount of the asset or liability, which is currently unknown, could be significantly different than this fair value.

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

The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. Liabilities for guaranteed benefits are general account obligations and are reported in reserves for future policy benefits and claims payable. Amounts assessed against the contract holders for mortality, administrative, and other services are reported in revenue as fee income. Changes in liabilities for minimum guarantees are reported within death, other policy benefits and change in policy reserves within the consolidated income statements with the exception of changes in embedded derivatives, which are included in net gains (losses) on derivatives and investments. Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the consolidated income statements.

Fixed Index Annuities

The equity-linked option associated with fixed index annuities issued by the Company is accounted for at fair value as an embedded derivative on the Company’s consolidated balance sheets as a component of other contract holder funds, with changes in fair value recorded in net income. The fair value is determined using an option-budget method with capital market inputs of market index returns and discount rates as well as actuarial assumptions including lapse, mortality and withdrawal rates. Thus, favorable equity market movements cause increases in future contract holder benefits, resulting in an increase in the fair value of the embedded derivative liability (and vice versa). The Company also establishes a host contract reserve to support the underlying guaranteed account value growth. This host reserve is a component of other contract holder funds on the Company’s consolidated balance sheets. In addition, longevity riders may be issued on fixed index annuities. The benefits for these riders are accounted for as insurance benefits similarly to the life-contingent variable annuity guaranteed benefits described above, and are a component of reserves for future policy benefits and claims payable on the Company’s consolidated balance sheets.

RILA

The equity-linked option associated with registered index linked annuities issued by the Company is accounted for at fair value as an embedded derivative on the Company’s consolidated balance sheets as a component of other contract holder funds, with changes in fair value recorded in net income. The fair value is determined using an option-budget method with capital market inputs of market index returns and discount rates as well as actuarial assumptions including lapse, mortality and withdrawal rates. Thus, favorable equity market movements cause increases in future contract holder benefits, resulting in an increase in the fair value of the embedded derivative liability (and vice versa). The Company also establishes a host contract reserve to support the associated account value growth and policyholder benefits. This host reserve is a component of other contract holder funds on the Company’s consolidated balance sheets.

Separate Account Assets and Liabilities

The Company maintains separate account assets, which are reported at fair value. The related liabilities are reported at an amount equivalent to the separate account assets. At December 31, 2021 and 2020, the assets and liabilities associated with variable life and annuity contracts were $248.9 billion and $219.1 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company. Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the consolidated income statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

Included in the assets and liabilities described above is a Jackson issued group variable annuity contract designed for use in connection with and issued to the Company’s Defined Contribution Retirement Plan. These deposits are allocated to the Jackson National Separate Account – II, which had balances of $390 million and $365 million at December 31, 2021 and 2020, respectively. The Company receives administrative fees for managing the funds. These fees are recorded as earned and included in fee income in the consolidated income statements.

At December 31, 2021 and 2020, the Company provided variable annuity contracts with guarantees, for which the net amount at risk is defined as the amount of guaranteed benefit in excess of current account value, as follows (dollars in millions):

	Minimum Return	Account Value	Net Amount at Risk	Weighted Average Attained Age	Average Period until Expected Annuitization

December 31, 2021
Return of net deposits plus a minimum return
GMDB	0-6%	$194,060	$2,124	68.7 years
GMWB - Premium only	0%	2,937	7
GMWB	0-5%*	245	8
Highest specified anniversary account value minus withdrawals post-anniversary
GMDB		14,806	93	69.8 years
GMWB - Highest anniversary only		3,919	33
GMWB		643	44
Combination net deposits plus minimum return, highest specified anniversary account value minus withdrawals post-anniversary
GMDB	0-6%	9,896	522	71.9 years
GMIB	0-6%	1,662	463		0.5 years
GMWB	0-8%*	181,457	4,295

				Weighted Average Attained Age	Average Period until Expected Annuitization
	Minimum Return	Account Value	Net Amount at Risk

December 31, 2020
Return of net deposits plus a minimum return
GMDB	0-6%	$170,510	$2,340	67.3 years
GMWB - Premium only	0%	2,858	12
GMWB	0-5%*	248	11
GMAB - Premium only	0%	39	—
Highest specified anniversary account value minus withdrawals post-anniversary
GMDB		13,512	86	68.3 years
GMWB - Highest anniversary only		3,459	41
GMWB		646	55
Combination net deposits plus minimum return, highest specified anniversary account value minus withdrawals post-anniversary
GMDB	0-6%	8,891	615	70.5 years
GMIB	0-6%	1,675	556		0.5 years
GMWB	0-8%*	159,857	5,656

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

Account balances of contracts with guarantees were invested in variable separate accounts as follows (in millions):

	December 31,
	2021	2020
Fund type:
Equity	$154,368	$132,213
Bond	20,207	20,203
Balanced	43,185	39,626
Money market	1,564	1,862
Total	$219,324	$193,904

GMDB liabilities reflected in the general account were as follows (in millions):

	December 31,
	2021	2020
Balance as of beginning of period	$1,418	$1,283
Incurred guaranteed benefits	55	270
Paid guaranteed benefits	(103)	(135)
Balance as of end of period	$1,370	$1,418
The GMDB liability is determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the liability balance through the consolidated income statement, within death, other policy benefits and change in policy reserves, if actual experience or other evidence suggests that earlier assumptions should be revised.

The following assumptions and methodology were used to determine the GMDB liability at both December 31, 2021 and 2020 (except where otherwise noted):

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

Most GMWB reserves are considered to be derivatives under current accounting guidance and are recognized at fair value, as previously defined, with the change in fair value reported in net income (as net gains (losses) on derivatives and investments). The fair value of these liabilities is determined using stochastic modeling and inputs as further described in Note 6. The fair valued GMWB had a reserve liability of $2,626 million and $5,592 million at December 31, 2021 and 2020, respectively, and was reported in reserves for future policy benefits and claims payable.

The Company has also issued certain GMWB products that guarantee payments over a lifetime. Reserves for the portion of these benefits after the point where the guaranteed withdrawal balance is exhausted are calculated using assumptions and methodology similar to the GMDB liability. At December 31, 2021 and 2020, these GMWB reserves totaled $196 million and $181 million, respectively, and were reported in reserves for future policy benefits and claims payable.

GMAB benefits were offered on some variable annuity products. However, the Company no longer offers these benefits and all have expired as of June 30, 2021. The GMAB had an asset value that was immaterial to the consolidated financial statements at December 31, 2020.

The direct GMIB liability is determined at each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating the direct GMIB liability are consistent with those used for calculating the GMDB liability. At December 31, 2021 and 2020, GMIB reserves before reinsurance totaled $78 million and $87 million, respectively.

Other Liabilities – Insurance and Annuitization Benefits

The Company has established additional reserves for life insurance business for universal life plans with secondary guarantees, interest-sensitive life plans that exhibit “profits followed by loss” patterns and account balance adjustments to tabular guaranteed cash values on one interest-sensitive life plan.

Liabilities for these benefits, as established according to the methodologies described below, are as follows:

	December 31, 2021			December 31, 2020
Benefit Type	Liability (in millions)	Net Amount at Risk (in millions)	Weighted Average Attained Age	Liability (in millions)	Net Amount at Risk (in millions)	Weighted Average Attained Age
Insurance benefits *	$943	$18,506	64.0 years	$940	$19,483	63.5 years
Account balance adjustments	141	N/A	N/A	134	N/A	N/A
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
•Discount rates equal to credited interest rates, approximately 3.0% to 5.5% at both December 31, 2021 and 2020, respectively.

The Company also has a small closed block of two-tier annuities, where different crediting rates are used for annuitization and surrender benefit calculations. A liability is established to cover future annuitization benefits in excess of surrender values and was immaterial to the consolidated financial statements at both December 31, 2021 and 2020, respectively. The Company also offers an optional lifetime income rider with certain of its fixed index annuities. The liability established for this rider before reinsurance was $37 million and $18 million at December 31, 2021 and 2020, respectively.

11.    Long-Term Debt

Liabilities for the Company’s debt are primarily carried at an amount equal to the unpaid principal balance. Original issuance discount or premium and any debt issue costs, if applicable, are recognized as a component of interest expense over the period the debt is expected to be outstanding.

The aggregate carrying value of long-term debt were as follows (in millions):

	December 31,
	2021	2020
Long-Term Debt
Senior Notes due 2023	$596	$—
Senior Notes due 2031	495	—
Senior Notes due 2051	490	—
Term loan due 2023	751	—
Surplus notes	250	250
FHLBI bank loans	67	72
Total long-term debt	$2,649	$322
The following table presents the contractual maturities of the Company's long-term debt as of December 31, 2021: (in millions):

	Calendar Year
	2022	2023	2024	2025	2026 and thereafter	Total
Long-term debt	$5	$1,345	$—	$—	$1,299	$2,649

Senior Notes

On November 23, 2021, the Company issued $1.6 billion aggregate principal amount of its senior unsecured notes consisting of $600 million aggregate principal amount of 1.1% Senior Notes due November 22, 2023 (the “2023 Senior Notes”), $500 million aggregate principal amount of 3.1% Senior Notes due November 23, 2031 (the “2031 Senior Notes”) and $500 million aggregate principal amount of 4.0% Senior Notes due November 23, 2051 (the “2051 Senior Notes” and, together with the 2023 Senior Notes and the 2031 Senior Notes, the “Senior Notes”). The proceeds of the Senior Notes were used, together with cash on hand, to repay the Company’s $1.6 billion aggregate principal amount of senior unsecured delayed draw term loan facility that matures in May 2022 (the “2022 DDTL Facility”), as described below.

Term Loans

On February 22, 2021, the Company entered into loan facilities including a $1.0 billion revolving credit facility (the “Revolving Facility”), a $1.7 billion 2022 DDTL Facility and a $1.0 billion senior unsecured delayed draw term loan facility that matures in February 2023 (the “2023 DDTL Facility”, and together with the Revolving Facility and the 2022 DDTL Facility, the “Credit Facilities”) with a syndicate of banks. The Revolving Facility provides liquidity backstop. On September 10, 2021, the Company borrowed an aggregate principal amount of $2.4 billion under the term loan facilities as follows: $1.6 billion under the 2022 DDTL Facility and $750 million under the 2023 DDTL Facility. The proceeds of those borrowings were used for general corporate purposes, including liquidity at the holding company and capitalization of the insurance subsidiaries. Under the terms of the credit agreement for the DDTL Facilities, subject to certain exceptions, 100% of the net cash proceeds from any debt issuance, preferred equity issuance or hybrid instrument issuance by the Company or its subsidiaries is required to be applied (i) first to prepay the then outstanding principal amount and accrued interest thereon, if any, under the 2022 DDTL Facility and (ii) thereafter, to prepay the then outstanding principal amount and accrued interest thereon, if any, under the 2023 DDTL Facility. The 2022 DDTL Facility was repaid as previously discussed.

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

On March 15, 1997, the Company, through its subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes were issued pursuant to Rule 144A under the Securities Act of 1933, as amended, and are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $20 million, $21 million, and $20 million for the years ended December 31, 2021, 2020 and 2019, respectively.

On November 6, 2019, the Company, through its subsidiary, Brooke Life, issued a 4.5% surplus note payable to its ultimate parent, Prudential plc, in the principal amount of $2.0 billion due November 6, 2059. In exchange, the Company remitted a return of capital of $2.0 billion to Prudential, plc. In June 2020, Prudential transferred this note to the Company’s newly formed subsidiary, Jackson Finance, LLC (“Jackson Finance”). As settlement, the Company issued shares as further described in Note 22. As a result of the transfer, this note is considered intercompany and is eliminated in consolidation. This surplus note was issued pursuant to Rule 144A under the Securities Act of 1933, as amended, and is unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims. This note may be redeemed subject to prior approval of the Michigan Department of Insurance and Financial Services and at the mutual agreement of the Company and the holder after the thirtieth anniversary of the note’s issuance. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was nil, $41 million and $14 million for the years ended December 31, 2021, 2020 and 2019, respectively.

FHLB Loans

The Company received loans of $50 million from the FHLBI under its community investment program in both 2015 and 2014, which amortize on a straight-line basis over the loan term. The weighted average interest rate on these loans was 0.1% and 0.5% for the years ended December 31, 2021 and 2020, respectively.

The outstanding balance on these loans was $67 million and $72 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the loans were collateralized by mortgage-related securities and commercial mortgage loans with a carrying value of $95 million and $96 million, respectively.

Bank Loan

On November 7, 2019, the Company, issued a $350 million note payable to Standard Chartered Bank, which was guaranteed by the Company’s ultimate parent, Prudential plc. In exchange, the Company paid a dividend of $350 million to Prudential. This note accrued interest at LIBOR plus 0.2% per annum and was due November 7, 2020. In 2020, the Company transferred this note, plus all outstanding interest due, to Prudential and in turn the Company issued shares as further described in Note 22. Interest expense on the notes was nil, $4 million and $1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

12.     Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into a advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of nil and $380 million were outstanding at December 31, 2021 and 2020, respectively, and were recorded in other liabilities.

13.     Income Taxes

U.S. Tax Law Changes

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, “the CARES ACT”, was signed into legislation. The CARES ACT includes tax provisions relevant to businesses that during 2020 impacted taxes related to 2018 and 2019. Some of the significant changes are reducing the interest expense disallowance for 2019 and 2020, allowing the five year carryback of net operating losses for 2018-2020, suspension of the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, and the acceleration of depreciation expense from 2018 and forward on qualified improvement property. In 2020, the Company recognized a tax benefit of $16 million as a result of the CARES ACT. In addition, the Taxpayer Certainty & Disaster Tax Relief Act was enacted on December 27, 2020. There was no impact to taxes from this legislation in 2021 or 2020.

Effective Tax Rate

The components of the provision for federal, state and local income taxes were as follows (in millions):

	Years Ended December 31,
	2021	2020 (1)	2019 (1)
Current tax expense (benefit)
Federal	$(71)	$(80)	$305
State and local	(2)	2	—
Total current tax expense (benefit)	(73)	(78)	305
Deferred tax expense (benefit)
Federal	653	(703)	(674)
State and local	22	(73)	—
Total deferred tax expense (benefit)	675	(776)	(674)
Total income taxes	$602	$(854)	$(369)

(1) Years ended December 31, 2020, and 2019 were reclassified to conform with the current year presentation of State and local taxes.

For the tax year ended December 31, 2021, current tax benefit includes $24 million benefit of net interest related to tax refunds and $3 million benefit for the reversal of the uncertain tax position.

The federal income tax provisions differ from the amounts determined by multiplying pretax income attributable to the Company by the statutory federal income tax rate of 21% were as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Income taxes at statutory rate	$795	$(522)	$(182)
State income taxes (1)	15	(56)	—
Dividends received deduction	(146)	(158)	(171)
Valuation allowance	—	1	1
U.S. federal tax reform impact (2)	—	(16)	—
Foreign and other tax credits (3)	(46)	(61)	(40)
Prior year deferred tax benefit	—	(53)	—
Other (4)	(16)	11	23
Income tax (benefit) expense	$602	$(854)	$(369)
Effective tax rate	15.9%	34.3%	42.6%

(1) For the year ended December 31, 2020, includes a benefit of $33 million relating to prior periods.
(2) For the year ended December 31, 2020, the benefit is the result of the CARES Act.
(3) For the years ended December 31, 2021, 2020 and 2019, this primarily represents the benefit from foreign tax credits generated by the fund investments of the variable life and annuity contracts
(4) Aggregation of insignificant reconciling items that are less than 5% of the computed income tax expense (benefit) in accordance with guidance.

For 2019, the rate reconciling items for foreign and other tax credits and other included a reclassification to conform with the current year presentation.

The Dividends received deduction (“DRD”) reduces the amount of divided income subject to tax. The DRD for the current period was estimated using information from 2020 and estimates of current year investments results. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

Income Taxes Paid

Income taxes paid (refunded) were $(403) million, $4 million, and $395 million in 2021, 2020 and 2019, respectively. The income taxes refunded in 2021 include $(314) million of taxes and $(24) million of net interest related to the IRS audit that closed during the year and $(73) million of refunds from the overpayment of 2020 taxes in the current year.

Deferred Taxes and Assessment of Valuation Allowance

The tax effects of significant temporary differences that gave rise to deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2021	2020
Gross deferred tax asset
Difference between financial reporting and the tax basis of:
Policy reserves and other insurance items	$2,695	$3,259
Employee benefits	181	165
Derivative investments	1,128	1,121
Other investment items	—	329
Net operating loss carryforward	306	29
Other	15	55
Total gross deferred tax asset	4,325	4,958
Valuation allowance	(2)	(2)
Gross deferred tax asset, net of valuation allowance	$4,323	$4,956
Gross deferred tax liability
Difference between financial reporting and the tax basis of:
Deferred acquisition costs and sales inducements	$(2,873)	$(2,812)
Other investment items	(23)	—
Net unrealized investment gains	(453)	(1,024)
Other	(20)	(62)
Total gross deferred tax liability	(3,369)	(3,898)
Net deferred tax asset	$954	$1,058

Deferred income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the effects of recording certain invested assets at market value, the deferral of acquisition costs and sales inducements and the provisions for future policy benefits and expenses. Deferred tax assets and liabilities are measured using the tax rates expected to be in effect when such benefits are realized.

In 2016, the Company reached an agreement with the IRS regarding the taxation of hedging activities. This agreement requires the current taxation of all unrealized gains and losses on hedge-related investments, but then defers two-thirds of the amount ratably over the following two years. Accordingly, there is an acceleration of taxes incurred currently and a related offset to the taxes being deferred.

The Company is required to evaluate the recoverability of its deferred tax assets and establish a valuation allowance, if necessary, to reduce its deferred tax asset to an amount that is more likely than not to be realizable. Considerable judgment and the use of estimates are required when determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. When evaluating the need for a valuation allowance, the Company considers many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of temporary differences; the length of time carryovers can be utilized; and any tax planning strategies the Company would employ to avoid a tax benefit from expiring unused.

The Company utilized a three year rolling calculation of actual income before taxes adjusted for permanent items to measure the cumulative losses in recent years. The total historical cumulative loss includes significant increases in the dividend received deduction (DRD) benefit for 2019 due to the funds in separate accounts converting regulated investment companies (RICs) to Partnerships. The conversion resulted in two years of DRD from RIC distributions being deducted in 2019. Significant increases in the DRD from fund conversions are not expected to continue as there are a limited number of RIC funds that could still be converted. In 2020, the Company entered into a funds withheld coinsurance agreement with Athene that resulted in a significant one-time loss related to the net consideration of the reinsurance transaction during the year. The Company considered increased DRD and Athene loss as well as a one-time loss for hedges related to managing to the risk limits under the previous VA reserving regime in 2019, in assessing the sources of taxable income available to realize the benefit of deferred tax assets.

The Company evaluated each component of the deferred tax asset and assessed the effects of limitations and/or interpretations on the value of such components to be fully recognized in the future. The Company also evaluated the likelihood of sufficient taxable income in the future to offset the available deferred tax assets based on evidence considered to be objective and verifiable. Based on the analysis at December 31, 2021 and 2020, the Company concluded that it is more likely than not, that the $922 million and $1,031 million of net deferred tax assets for the life insurance group and $32 million and $27 million of net deferred tax assets for the non-life insurance group will be realized through future projected taxable income.

At both December 31, 2021 and 2020, the Company recorded a valuation allowance in the amount of $2 million against the deferred tax assets associated with both realized and unrealized losses on capital assets, in the non-life group, where management no longer believes that it is more likely than not that the full tax benefit of the losses will be realized.

Carryforwards

The following table sets forth the amount and expiration dates of federal and state operating, capital loss and tax credit carryforwards for tax periods indicated. Included in the table is a Section 382 loss carryforward attributable to a previous acquisition. Section 382 of the Internal Revenue Code imposes limitations on the utilization of net operating loss carryforwards. The Section 382 limitation is an annual limitation on the amount of pre-acquisition net operating losses that a corporation may use to offset post-acquisition income. Section 382 further limits certain unrealized built-in losses at the time of acquisition.

	December 31,
	2021	2020
Federal net operating and capital loss carryforwards (1)	$1,280	$—
Section 382 net operating loss from previous acquisition (2)	137	137
State net operating and capital loss carryforwards (3)	161	—
Alternative Minimum Credit (4)	6	6
Total	$1,584	$143

(1) Unlimited carryforward
(2) Begins to expire in 2026 with annual limitation of approximately $21 million.
(3) For the year ended December 31, 2021, includes $52 million with expiration of 0-20 years, and with $109 million unlimited carryforward.
(4) Subject to 383 limitations.

Accounting for Uncertainty in Income Taxes

The Company determines whether a tax position is more likely than not to be sustained upon examination by tax authorities. The portion of a tax position that is greater than the 50% likelihood of being realized is recorded on the financial statements and any unrecognized part of a position due to uncertainties are recorded as a liability and are charged to income tax in the period that determination is made. The Company has considered both permanent and temporary positions in determining the unrecognized tax benefit rollforward. At December 31, 2021, the Company held no reserves related to unrecognized tax benefits. For the year ended December 31, 2021, the Company decreased the reserve related to a change in the calculation of its tax basis reserves as a result of the lapse of the statute of limitations. For the year ended December 31, 2020, the Company decreased the reserve related to the exclusion of short-term capital gains from the separate account dividends received deduction (“DRD”) calculation as a result of settlement through the IRS Fast Track Settlement process. The unrecognized benefit had been recorded in the net FIT receivable included in other assets on the consolidated balance sheets. The following table summarizes the changes in the Company’s unrecognized tax benefits (in millions):

	December 31,
	2021	2020
Unrecognized tax benefit, beginning of year	$2	$33
Additions for tax positions identified	—	—
Decrease for Change in Tax Reserves position	(2)	—
Decrease for DRD short-term position	—	(31)
Unrecognized tax benefit, end of year	$—	$2

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax (benefit) expense. The Company did not recognize any interest and penalty expense in 2021, 2020 or 2019. For 2021 and 2020, the Company had accrued total interest expense of nil and $5 million, respectively. For 2021 and 2020, the Company did not accrue any amounts for penalties.

Based on information available as of December 31, 2021, the Company believes that, in the next 12 months, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease.

Tax Examinations And Litigation

The Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2018. Tax years from 2018 to 2021 remain open under the statute of limitations. The 2017 IRS exam of the Brooke Life consolidated return closed during 2021 with no material impact to the company. The JFI non-life federal consolidated return is currently under examination by the Internal Revenue Service for the 2018 tax year. Certain of the Company’s subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 2011 to 2018. The Company does not anticipate any material changes from any of these audits.

Organization and Tax Sharing Agreements

Our U.S. federal consolidated income tax group includes both life companies and non-life companies. The Company files separate non-life and life insurance consolidated federal income tax returns with the U.S. federal government and various state and local jurisdictions, as well as certain foreign jurisdictions.

Jackson Financial and its non-life insurance subsidiaries, Jackson Holdings, LLC and PPM Holdings, Inc file a consolidated non-life federal income tax return. Brooke Life files a consolidated life insurance company tax return with Jackson, JNY, and Squire Re II. Jackson National Life (Bermuda) LTD and VFL International Life Company SPC, LTD are taxed as controlled foreign corporations of Jackson. With the exception of several insignificant wholly-owned subsidiaries that are not included in the Brooke Life consolidated tax return, all other subsidiaries of Jackson are limited liability companies with all of their interests owned by Jackson. Accordingly, they are not considered separate entities for income tax purposes and, therefore, are taxed as part of the operations of Jackson. Income tax expense is calculated on a separate company basis.

Jackson Financial, Jackson Holdings LLC, and PPM Holdings, Inc. have entered into written tax sharing agreements. These tax sharing agreements are generally based on a separate return basis with benefits for credits and losses.

Brooke Life, Jackson, JNY, and Squire RE II have entered into written tax sharing agreements. These tax sharing agreements are generally based on a separate return basis with benefits for credits and losses.

14.    Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries are parties to legal actions and, at times, regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate their impact on the Company’s financial position. A reserve is established for contingent liabilities if it is probable that a loss has been incurred and the amount is reasonably estimable. It is possible that an adverse outcome in certain of the Company’s contingent liabilities, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company’s financial position. However, it is the opinion of management that the ultimate disposition of contingent liabilities is unlikely to have a material adverse effect on the Company’s financial position. Jackson has been named in civil litigation proceedings, which appear to be substantially similar to other class action litigation brought against many life insurers including allegations of misconduct in the sale of insurance products. The Company accrues for legal contingencies once the contingency is deemed to be probable and reasonably estimable.

At December 31, 2021, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $1,741 million. At December 31, 2021, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $1,398 million.

15.    Leases

The Company leases office space and equipment under several operating leases that expire at various dates through 2051. The Company determines if a contract is a lease at inception or modification. Lease terms may include options to extend or terminate the lease and are included in the lease measurement when it is reasonably certain that the Company will exercise that option. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and corresponding lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are determined using the Company’s incremental borrowings rate based upon information available at lease commencement. Certain lease incentives such as free rent periods are recorded as a reduction of the ROU asset. Lease costs for operating leases are recognized on a straight-line basis over the life of the lease.

The Company has lease agreements with both lease and non-lease components. The Company elected the practical expedient to combine lease and non-lease components for certain real estate leases.

Variable lease expenses may include changes in index-linked lease payments and certain variable operating expenses associated with real estate leases. These payments are recognized in operating expenses in the period incurred.

At December 31, 2021 and 2020, the Company had operating lease net ROU assets of $31 million and $37 million and associated lease liabilities of $43 million and $51 million, respectively, classified within other assets and other liabilities, respectively. Net lease expense was $33 million, $28 million, and $36 million in 2021, 2020 and 2019, respectively, including expenses associated with software leases.

The following table summarizes the components of operating lease costs and other information related to operating leases recorded within operating costs and other expenses, net of deferrals, (in millions):

	Years Ended December 31,
	2021	2020	2019
Lease Cost:
Operating leases (1)	$8	$12	$14
Variable lease costs	4	5	4
Sublease income	(4)	(5)	(3)
Net Lease Cost	$8	$12	$15

Other Information:
Cash paid for amounts included in the measurement of operating lease liability	$11	$12	$15
Weighted average lease term	7 years	7 years	7 years
Weighted average discount rate	3.8%	3.8%	3.7%
(1)    Operating lease costs exclude software leases, as intangible assets are excluded from the scope of Accounting Standard Codification 842, Leases.

At December 31, 2021, the maturities of operating lease liabilities were as follows (in millions):

2022	$9
2023	9
2024	8
2025	6
2026	6
Thereafter	11
Total	$49
Less: interest	6
Present value of lease liabilities	$43

16.    Share-Based Compensation

Prudential Share Plans

Historically, certain employees participated in various share award plans relating to Prudential shares and/or American Depositary Receipts (“ADRs”) that were tradable on the New York Stock Exchange and are described below.

At certain times, the Company granted one-off type retention awards to certain key senior executives within Jackson and PPM. These awards were subject to the prior approval of the respective Jackson and PPM Remuneration Committees (collectively, “REMCO”) and were nil cost awards with a contingent right to receive Prudential ADRs. The awards were contingent upon continued employment of the recipient through the award vesting date. There were no performance measurements with these awards.

The Company reflected the above plan as an equity classified plan and, therefore, reported the net reserve related to the compensation expense and the value of the shares distributed under this plan within the consolidated statements of equity. At December 31, 2021 and 2020, the Company had nil and $8 million, respectively, reserved for future payments under this plan.

The Company either acquired shares/ADRs or reimbursed Prudential for the costs of any shares/ADRs that were distributed to participants in the above plan. The shares/ADRs acquired for all the share-award plans were held at cost in a trust account for future distributions. The Company reflected the costs of shares/ADRs held within the consolidated balance sheet as shares held in trust. At December 31, 2021 and 2020, the Company had nil and $4 million of shares/ADRs held at cost in the trust, respectively.

The Prudential Long Term Incentive Plan (the “Prudential PLTIP”) was a Prudential incentive plan in which the Company granted share awards to eligible employees in the form of a contingent right to receive Prudential ADRs, or a conditional allocation of Prudential ADRs, subject to the prior approval of REMCO. Historically, these share awards vested based on the achievement of planned International Financial Reporting Standards (“IFRS”) pretax operating income for the U.S. business, had vesting periods of three years and were at nil cost to the employee. Share awards vested between 0% (less than 90% of plan) and 100% (more than 110% of plan) of the grant amounts dependent on IFRS pretax operating income attained over the performance period. Award holders did not have any right to dividends or voting rights attached to the ADRs granted during the performance period. Upon vesting, a number of ADRs equivalent to the value of dividends that otherwise would have been received over the performance period were added to vested awards.

The Company reflected the above plan as a liability classified plan and, therefore, reported the accrued compensation expense and the value of the shares distributed within other liabilities. At December 31, 2021 and 2020, the Company had nil and $119 million accrued for future payments under this plan.

Outstanding non-vested Prudential ADRs granted as of December 31, 2020 were 6,241,847. In 2021, these plans were replaced through a re-issuance by Jackson Financial Inc.’s 2021 Omnibus Incentive Plan (the “Incentive Plan”) and the remaining outstanding awards were exchanged for awards under the new plan as further described below.

2021 Omnibus Incentive Plan

In April 2021, the Company’s board of directors adopted, and the Company’s shareholders approved, the Incentive Plan. This Incentive Plan became effective following the completion of the Demerger and replaced the Prudential Share Plans. The outstanding unvested awards previously issued under the Prudential Share Plans were exchanged for equivalent awards of shares of JFI’s Class A common stock under the Incentive Plan, with a grant date of October 4, 2021. The performance conditions of the awards were modified to be based on U.S. GAAP based metrics, rather than IFRS. The incremental compensation cost resulting from the modifications will be recognized ratably over the remaining requisite service period of each award.

Jackson Financial Inc.’s 2021 Omnibus Incentive Plan allows for stock-based awards including stock options, stock appreciation rights, restricted share awards, performance share awards, and deferred share units. The Incentive Plan has a ten-year term, expiring in September 2031. The Company currently has Restricted Share Unit and Performance Unit equity-based compensation awards outstanding. Dividend equivalents are generally accrued on restricted stock units and performance share units outstanding as of the record date. These dividend equivalents are paid only on the restricted stock units and performance units that ultimately vest. Generally, the requisite service period is the vesting period. In the case of retirement (eligibility for which is based on the employee's age and years of service as provided in the relevant award agreement), awards vest in full, but are subject to the satisfaction of any applicable performance criteria and paid in line with the original vesting date. The maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to awards under the Incentive Plan shall not exceed 11,000,000 shares. Shares for which payment or exercise is in cash, including the shares sold to cover employee payroll taxes, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded or granted again under the Incentive Plan.

The Company reflects the cash settled awards of the above plan as a liability classified plan and, therefore, reports the accrued compensation expense and the value of the cash settled awards within other liabilities. At December 31, 2021, the Company had $80 million accrued for future payments under this plan.

Restricted Share Units (RSUs)

JFI grants RSUs to certain employees and non-employee directors. The majority of employee RSUs are expected to vest in three equal installments on the first through third anniversaries of the grant date over a 3-year service period, subject to forfeiture and transfer restrictions, and are payable in cash or shares at the Company’s discretion. The employee awards granted in 2021 will have a shortened, 30-month vesting period. In addition, 1 and 2-year awards were issued in connection with the Company’s Demerger. Restricted share units have immediate dividend rights and voting rights upon issuance of underlying shares. In lieu of cash dividend payments, the dividends on unvested RSUs are awarded in additional units equal to the value of the dividends, and are subject to the same vesting and distribution conditions as the underlying RSU.

Outstanding non-vested RSUs granted to employees were as follows:

Year Ended December 31, 2021	Share-Settled		Cash-Settled
	RSUs	Weighted-Average Grant Date Fair Value per Share	RSUs	Weighted-Average Grant Date Fair Value per Share
Non-vested at beginning of period	—	$—	—	$—
Granted (1)	641,312	$26.91	1,694,960	$26.57
Vested	—	$—	—	$—
Forfeited	—	$—	(8,772)	$26.41
Re-issuance due to modification	704,089	$26.41	234,692	$26.41
Non-vested at end of period	1,345,401	$26.65	1,920,880	$26.09

(1) Includes dividend equivalents granted in the current period on awards outstanding

Performance Share Units (PSUs)

JFI grants PSUs to certain employees. PSU vesting is contingent on meeting a specified service requirement and the level of achievement of performance conditions. The PSU awards entitle recipients to receive, upon vesting, a number of units that ranges from 0% to 200% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The awards are generally expected to vest after a period of three years, subject to forfeiture and transfer restrictions, and are payable in cash or shares at the Company’s discretion. However, the awards granted in 2021 will have a shortened, 30-month vesting period. Award recipients have immediate dividend rights and voting rights upon issuance of underlying shares. The dividends on unvested PSUs are awarded in additional units equal to the value of the dividends, and are subject to the same vesting and distribution conditions as the underlying PSUs. The modified PSU awards retained their vesting and performance conditions, modified to be based on U.S. GAAP based metrics, rather than IFRS.

Outstanding non-vested PSUs granted were as follows:

Year Ended December 31, 2021	Share-Settled		Cash-Settled
	PSUs	Weighted-Average Grant Date Fair Value per Share	PSUs	Weighted-Average Grant Date Fair Value per Share
Non-vested at beginning of period	—	$—	—	$—
Granted (1)	678,468	$27.95	294,976	$27.42
Vested	—	$—	—	$—
Forfeited	(43,753)	$26.41	(14,868)	$26.41
Re-issuance due to modification	5,141,080	$26.41	1,713,533	$26.41
Non-vested at end of period	5,775,795	$26.59	1,993,641	$26.56
(1) Includes dividend equivalents granted in the current period on awards outstanding

Compensation Cost

JFI charges the fair value of the restricted share units and performance share units to expense over the requisite service period. The fair value of equity-classified RSUs and PSUs is based on the price of JFI’s common stock on the grant date. The fair value of liability-classified RSUs and PSUs is based on the price of JFI’s common stock as of the reporting date. For performance-based awards, JFI estimates the number of shares expected to vest at the end of the performance period based on the probable achievement of the performance objective. RSUs have graded vesting features and JFI recognizes expense for those awards on a straight-line basis over the requisite service period. The Company recognizes forfeitures as they occur when recognizing share-based compensation expense.

Total expense related to these share-based plans was as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Compensation expense recognized	$129	$56	$79
Income tax benefit recognized	$26	$12	$17

Unrecognized compensation cost for RSUs and PSUs under the Incentive Plan as of December 31, 2021 was $143 million with a weighted average recognition period of 1.44 years.

The shares issued under the Plan may be authorized and unissued, or reacquired treasury shares.

17.    Other Related Party Transactions

The Company's investment management operation, PPM, provides investment services to certain Prudential affiliated entities. The Company recognized $28 million, $37 million, and $69 million of revenue during the years ended December 31, 2021, 2020 and 2019, associated with these investment services. This revenue is included in fee income in the accompanying consolidated income statements.
The Company, through its PGDS subsidiary, provides various information security and technology services to certain Prudential affiliated entities. The Company recognized $4 million, $5 million, and $3 million of revenue during the years ended December 31, 2021, 2020 and 2019, associated with these services. This revenue is included in other income in the accompanying consolidated income statements and is substantially equal to the costs incurred to provide the services, which are reported in operating costs and other expenses in the consolidated income statements.

18.    Statutory Accounting and Regulatory Matters

The Company’s insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred and establishing future policy benefit liabilities using different actuarial assumptions, as well as valuing investments and certain assets and accounting for deferred income taxes on a different basis.

At December 31, 2021 and 2020, Jackson’s statutory capital and surplus was $6.1 billion and $4.8 billion, respectively. Jackson had statutory net income (loss) of $136 million, $(1,933) million, and $(1,058) million, in 2021, 2020 and 2019, respectively.

Furthermore, at December 31, 2021 and 2020, Brooke Life’s statutory capital and surplus was $6.1 billion and $4.7 billion, respectively, which includes its investment in Jackson of $6.1 billion and $4.8 billion, in 2021 and 2020, respectively. Brooke Life’s statutory net income (loss) was $(94) million, $(85) million, and $511 million in 2021, 2020, and 2019, respectively. Brooke Life’s statutory net income included dividend payments from Jackson of $525 million in 2019 with no related dividend payments in 2021 and 2020. Brooke Life paid dividends of $525 million to its parent in 2019 with no related dividend payments in 2021 and 2020.

The Company’s consolidated assets are primarily those of its life insurance subsidiary, Jackson. Under Michigan Insurance Law, Jackson must provide notification to the Michigan commissioner of insurance prior to payment of any dividend. Ordinary dividends on capital stock may only be distributed out of earned surplus, excluding any unrealized capital gains and the effect of permitted practices (referred to as adjusted earned surplus). Ordinary dividends are also limited to the greater of 10% of statutory surplus as of the preceding year end, excluding any increase arising from the application of permitted practices, or the statutory net income, excluding any net realized investment gains, for the twelve month period ended on the preceding December 31. The commissioner may approve payment of dividends in excess of these amounts, which would be deemed an extraordinary dividend. The maximum amount that would qualify as an ordinary dividend for Jackson, which would consequently be free from restriction and available for payment of dividends to Brooke Life in 2022, is estimated to be $608 million, subject to the availability of adjusted earned surplus as of the dividend date. At December 31, 2021, Jackson had no adjusted earned surplus available for ordinary dividends. Furthermore, at December 31, 2021, Brooke Life had adjusted earned surplus of $1,165 million. The maximum amount that would qualify as an ordinary dividend for Brooke Life, which would consequently be free from restriction and available for payment of dividends to Brooke Life’s parent in 2022, is estimated to be $514 million, subject to the availability of adjusted earned surplus as of the dividend date.

On February 14, 2022, Jackson received approval from the Michigan Department of Insurance and Financial Services for a $453 million extraordinary dividend and $147 million return of capital to Jackson’s parent company, Brooke Life. The combined dividend and return of capital payment to Brooke of $600 million is expected to occur in the first quarter of 2022. Brooke Life expects to pay a $510 million ordinary dividend to its ultimate parent, Jackson Financial, subsequent to the receipt of the $600 million combined extraordinary dividend and return of capital from Jackson in the first quarter of 2022.

The Company received approval from the Michigan Department of Insurance and Financial Services regarding the use of a permitted practice which allows early adoption of an exemption for ordinary life insurance certificates issued during 2021 and 2020 that would be subject to VM-20 of the NAIC Valuation Manual. The exemption for companies meeting the conditions of APF 2020-09 will be part of the 2022 Valuation Manual. The permitted practice does not result in differences in net income or capital and surplus between NAIC SAP and practices prescribed or permitted by the state of Michigan, as reserves are established utilizing the same methodology as prior years. However, the additional principle-based reserving requirements are eliminated.

In December 2020, Jackson NY received approval from NYSDFS regarding the use of a permitted practice to allow Jackson NY to exempt life insurance policies issued during 2020 and 2021 from a VM-20 principle-based reserving approach that would have impacted an immaterial number of policies.

Under Michigan Insurance Law, Value of Business Acquired ("VOBA") is reported as an admitted asset if certain criteria are met. Pursuant to Michigan Insurance Law, Jackson reported $33 million and $82 million of statutory basis VOBA, at December 31, 2021 and 2020, respectively, which is fully admissible.

The NAIC has developed certain risk-based capital (“RBC”) requirements for life insurance companies. Under those requirements, compliance is determined by a ratio of a company’s total adjusted capital (“TAC”), calculated in a manner prescribed by the NAIC to its authorized control level RBC, calculated in a manner prescribed by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice the authorized control level RBC (“Company action level RBC”). At December 31, 2021, Jackson and Brooke Life’s TAC remained well in excess of the Company action level RBC.

In addition, on the basis of statutory financial statements that insurers file with the state insurance regulators, the NAIC annually calculates twelve financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A usual range of results for each ratio is used as a benchmark and departure from the usual range on four or more of the ratios can lead to inquiries from individual state insurance departments. In 2021 and 2020, there were no significant exceptions with any ratios.

19.    Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees and certain affiliates. Effective January 1, 2020, employees are immediately eligible to participate in the Company’s matching contribution. To be eligible to participate in the Company’s profit sharing contribution, an employee must have attained the age of 21, completed at least 1,000 hours of service in a 12-month period and passed their 12-month employment anniversary. In addition, the employee must be employed on the applicable January 1 or July 1 entry date. The Company’s annual profit sharing contributions, as declared by Jackson’s board of directors, are based on a percentage of eligible compensation paid to participating employees during the year. In addition, the Company matches a participant’s elective contribution, up to 6 percent of eligible compensation, to the plan during the year. The Company’s expense related to this plan was $32 million, $34 million, and $32 million in 2021, 2020 and 2019, respectively.

The Company maintains non-qualified voluntary deferred compensation plans for certain employees and independent agents. At December 31, 2021 and 2020, the total aggregate liability for such plans was $564 million and $595 million, respectively, and was reported in other liabilities. The Company’s expense (income) related to these plans, including a match of elective deferrals for the agents’ deferred compensation plan and the change in value of participant elective deferrals, was $54 million, $56 million, and $70 million in 2021, 2020 and 2019, respectively.

20.    Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Years Ended December 31,
	2021	2020	2019
Asset-based commission expenses	$1,126	$907	$861
Other commission expenses	1,042	1,020	1,074
John Hancock ceding commission and expense reimbursement write-off	—	—	(66)
Athene ceding commission (1)	—	(1,202)	—
General and administrative expenses	1,083	996	994
Deferral of acquisition costs	(789)	(737)	(797)
Total operating costs and other expenses	$2,462	$984	$2,066

(1) See Note 8 for further information

21.    Accumulated Other Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity (except those arising from transactions with owners/shareholders) and includes net income and net unrealized gains or losses on available-for-sale securities.

The following table represents changes in the balance of accumulated other comprehensive income ("AOCI"), net of income tax, related to unrealized investment gains (losses) (in millions):

	Years Ended December 31,
	2021	2020	2019
Balance, beginning of period (1)	$3,821	$2,398	$(224)

Change in unrealized appreciation (depreciation) of investments	(1,829)	2,598	3,898
Change in unrealized appreciation (depreciation) - other	90	131	(661)
Change in deferred tax asset	375	(602)	(680)
Other comprehensive income (loss) before reclassifications	(1,364)	2,127	2,557
Reclassifications from AOCI, net of tax	(713)	(704)	65
Other comprehensive income (loss)	(2,077)	1,423	2,622
Balance, end of period (1)	$1,744	$3,821	$2,398
(1)Includes $287 million and $1,213 million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of December 31, 2021 and December 31, 2020, respectively.

The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Consolidated Income Statement

	Years Ended December 31,
	2021	2020	2019
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$(932)	$(1,148)	$114	Net gains (losses) on derivatives and investments
Other impaired securities	(10)	10	(1)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	(942)	(1,138)	113
Amortization of deferred acquisition costs	32	247	(31)
Reclassifications, before income taxes	(910)	(891)	82
Income tax expense (benefit)	(197)	(187)	17
Reclassifications, net of income taxes	$(713)	$(704)	$65

22.    Equity

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. Both classes have a par value of $0.01 per share. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to one-tenth of one vote per share. Except for voting rights, the Company’s Class A common stock and Class B common stock have the same dividend rights, are equal in all respects, and are otherwise treated as if they were one class of shares. At December 31, 2021 and 2020, the Company was authorized to issue up to 900 million shares of Class A stock and 100 million shares of Class B stock.

Stock Split

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

Share Repurchase and Common Stock Conversion

On November 8, 2021, our Board of Directors authorized a share repurchase program of our Class A common stock of $300 million.

On December 13, 2021, we repurchased 2,242,516 shares of our Class A Common Stock from Prudential and 1,134,767 shares of our Class A Common Stock from Athene. The price per share in the repurchase was $37.01. On December 13, 2021, Athene converted a total of 725,623 shares of its Class B common stock to Class A common stock on a one-for-one basis. On February 1, 2022, Athene converted the remaining 638,861 shares of its Class B common stock to Class A common stock on a one-for-one basis.

As of December 31, 2021, the Company had repurchased a total of 5,778,649 shares with a value of $211 million, which were funded with cash on hand. The average price per share paid in the repurchase was $36.51. The Company records share repurchases at cost as Treasury Stock in the Consolidated Balance Sheets.

On February 28, 2022, our Board of Directors authorized an increase of $300 million in our existing share repurchase authorization of JFI's Class A common stock. For the period of January 1, 2022 through March 2, 2022, the Company repurchased $53 million of its common shares at average per share price of $41.76. As of March 2, 2022, the Company had remaining authorization to purchase $336 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

The following table represents changes in the balance of common shares outstanding:

	Common Stock	Treasury Stock	Total Common Stock Outstanding
Shares outstanding at December 31, 2019	37,785,738	—	37,785,738
Shares issued—debt restructuring	46,182,568	—	46,182,568
Shares issued—investment from Athene (1)	10,496,037	—	10,496,037
Shares outstanding at December 31, 2020	94,464,343	—	94,464,343
Shares repurchased	—	(5,778,649)	(5,778,649)
Shares outstanding at December 31, 2021 (2)	94,464,343	(5,778,649)	88,685,694

(1)     Shares issued included 1,364,484 shares of Class B common stock.
(2)    Included 638,861 shares of Class B common stock.

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

On June 24, 2020, the Company entered into a Supplemental Agreement in respect to its outstanding $350 million loan with Standard Chartered Bank, pursuant to which the Company transferred the loan to its ultimate (former) parent, Prudential, the former guarantor of the loan. The Company established a payable to Prudential for the $350 million, plus all outstanding interest due, and Prudential, in turn, set up a receivable, which was contributed to the Company’s parent. Subsequently, the Company issued 6,927,385 shares of Class A common stock to Prudential, adjusted for the effect of the stock split, pursuant to a subscription agreement and accepted the receivable in settlement of the share subscription under a deed of assignment and settlement, ultimately resulting in a cashless transaction.

On June 18, 2020, the Company entered into an investment agreement with Athene Life Re Ltd., pursuant to which Athene invested $500 million of capital into the Company in return for a 9.9 percent voting interest corresponding to a 11.1 percent economic interest in the Company. The investment was completed on July 17, 2020 and the Company issued 9,131,553 shares of Class A common stock and 1,364,484 shares of Class B common stock to Athene, adjusted for the effect of the stock split. Subsequently, in August 2020, the Company ultimately made a $500 million capital contribution to its insurance company subsidiary, Jackson.

Effective July 17, 2020, the 83,968,306 split-adjusted shares of Class A common stock issued to the Company’s parent, Prudential, with a par value of $125.00 per share, were reclassified and converted into Class A common stock with a par value of $0.01 per share.

Dividends to Shareholders

On November 8, 2021, our Board of Directors approved the commencement of a regular quarterly cash dividend and declared a fourth quarter cash dividend on JFI's Class A and Class B common stock of $0.50 per share, that was paid on December 9, 2021 to shareholders of record on November 19, 2021.

There were no dividends declared or paid to the Company’s shareholders for the year ended December 31, 2020. Dividends declared and paid to the Company’s former ultimate parent, Prudential, were $875 million for the year ended December 31, 2019. Dividends paid in 2019 consisted of $525 million of ordinary dividends and $350 million in exchange for the short-term note payable to Standard Charter Bank, see Note 11 to Consolidated Financial Statements.

Cumulative Effect of Changes in Accounting Principles

In 2020, the Company adopted ASU No. 2016-13 and all related amendments with a cumulative effect after-tax adjustment at December 31, 2020 of $56 million to reduce retained earnings primarily related to the Company’s commercial mortgage loans.

23.    Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial Inc. shareholders by the weighted-average number of Class A and Class B common shares outstanding during the period. Except for voting rights, the Company’s Class A common stock and Class B common stock have the same dividend rights, are equal in all respects, and are otherwise treated as if they were one class of shares, including the treatment for the earnings per share calculations. Diluted earnings per share is calculated by dividing the net income (loss) attributable to Jackson Financial Inc. shareholders, by the weighted-average number of shares of Class A common stock and Class B common stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. In 2020 and 2019, the Company did not have any outstanding share-based awards involving the issuance of the Company’s equity and, therefore, no impact to the diluted earnings per share calculation. On October 4, 2021, the Company granted share-based awards totaling approximately 7.2 million shares subject to vesting provisions of the Incentive Plan, which will have a dilutive effect. See Note 16 for further description of share-based awards.

The following table sets forth the calculation of earnings per common share:

	Years Ended December 31,
	2021	2020	2019
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$3,183	$(1,634)	$(497)

Weighted average shares of common stock outstanding - basic	93,994,520	67,658,901	37,785,738
Dilutive common shares	470,991	—	—
Weighted average shares of common stock outstanding - diluted	94,465,511	67,658,901	37,785,738

Earnings per share—common stock
Basic	$33.86	$(24.14)	$(13.16)
Diluted	$33.69	$(24.14)	$(13.16)

24.    Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued.

Dividends Declared to Shareholders

On February 28, 2022, our Board of Directors declared a first quarter cash dividend on JFI's Class A common stock of $0.55 per share, payable on March 23, 2022 to shareholders of record on March 14, 2022.

Share Repurchase Authorization

On February 28, 2022, our Board of Directors authorized an increase of $300 million in our existing share repurchase authorization of JFI's Class A common stock.

Schedule I
Jackson Financial Inc.
Summary of Investments—Other Than Investments in Related Parties
(In millions)

	As of December 31, 2021
			Amount at
			Which Shown
	Cost or		on Balance
Type of Investment	Amortized Cost	Fair Value	Sheet
Debt securities:
Bonds:
U.S. government securities	$4,525	$4,321	$4,321
Other government securities	1,489	1,619	1,619
Public utilities	6,069	6,715	6,715
Corporate securities	29,701	31,146	31,146
Residential mortgage-backed	528	569	569
Commercial mortgage-backed	1,968	2,038	2,038
Other asset-backed securities	6,926	6,967	6,967
Total debt securities	51,206	53,375	53,375
Equity securities	279	279	279
Mortgage loans	11,482	N/A	11,482
Policy loans	4,475	N/A	4,475
Derivative instruments	1,417	N/A	1,417
Other invested assets	2,484	N/A	3,199
Total investments	$71,343		$74,227

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule II
Jackson Financial Inc.
(Parent Company Only)
Balance Sheets
(In millions, except share data)

	December 31,
	2021	2020
Assets
Investment in subsidiaries	$10,073	$7,432
Cash and cash equivalents	604	2
Intercompany receivables	2,064	2,027
Deferred income taxes, net	2	—
Other assets	3	—
Total assets	$12,746	$9,461

Liabilities and Equity
Liabilities
Senior Notes due 2023 - unaffiliated (1) (2)	$596	$—
Senior Notes due 2031 - unaffiliated (1) (2)	495	—
Senior Notes due 2051 - unaffiliated (1) (2)	490	—
Term loan due 2023 - unaffiliated (1)	751	—
Intercompany payables	—	31
Other liabilities	20	1
Total liabilities	2,352	32
Equity
Common stock, (i) Class A common stock 900,000,000 shares authorized, $0.01 par value per share and 88,046,833 and 93,099,859 shares issued and outstanding at December 31, 2021 and 2020, respectively and (ii) Class B common stock 100,000,000 shares authorized, $$0.01 par value per share and 638,861 and 1,364,484 shares issued and outstanding at December 31, 2021 and 2020, respectively (See Note 22 to Consolidated Financial Statements)	1	1
Additional paid-in capital	6,051	5,927
Treasury stock, at cost; 5,778,649 and nil shares at December 31, 2021 and 2020, respectively.	(211)	—
Shares held in trust	—	(4)
Equity compensation reserve	—	8
Accumulated other comprehensive income	1,744	3,821
Retained earnings (deficit)	2,809	(324)
Total equity	10,394	9,429
Total liabilities and equity	$12,746	$9,461
(1) See Note 11 - Long-Term Debt to our consolidated financial statements for additional information regarding these borrowings.
(2) Includes unamortized debt issuance costs totaling $17 million for the senior notes on a combined basis at December 31, 2021.

(continued)

Schedule II
Jackson Financial Inc.
(Parent Company Only)
Statements of Income
(In millions)

	For the Years Ended December 31,
	2021	2020	2019
Revenues
Net investment income	$—	$—	$—
Dividends from subsidiaries	—	—	525
Interest income from subsidiaries	90	49	—
Total revenues	90	49	525

Benefits and Expenses
Interest expense	15	4	1
Operating costs and other expenses	53	17	1
Total benefits and expenses	68	21	2
Pretax income	22	28	523
Income tax expense (benefit)	9	10	(1)
Subsidiary equity earnings (loss)	3,170	(1,652)	(1,021)
Net income (loss)	$3,183	$(1,634)	$(497)

(continued)

Schedule II
Jackson Financial Inc.
(Parent Company Only)
Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$3,183	$(1,634)	$(497)
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary equity earnings	(3,170)	1,652	1,021
Interest expense	15	4	1
Change in other assets and liabilities, net	(43)	4	—
Net cash provided by (used in) operating activities	(15)	26	525
Cash flows from financing activities:
Net proceeds from (payments on) borrowings	740	—	350
Net proceeds from issuance of senior notes	1,593	—	—
Debt issuance costs	(28)	—	—
Dividends on common stock	(50)	—	—
Dividends paid to former parent	—	—	(875)
Capital distribution to subsidiary	(1,550)	(526)	—
Share based compensation	123	—	—
Purchase of treasury stock	(211)	—	—
Common stock issuance—Athene	—	500	—
Net cash provided by (used in) financing activities	617	(26)	(525)
Net increase (decrease) in cash and short-term investments	602	—	—
Cash and cash equivalents, beginning of year	2	2	2
Total cash and cash equivalents, end of year	$604	$2	$2

Non-cash transactions
Non-cash debt restructuring transactions (1)	$—	$(2,350)	$—
Shares issued in settlement of the debt restructuring (1)	$—	$2,350	$—
(1) See Note 22. Equity for further description of the debt restructuring transactions

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule III
Jackson Financial Inc.
Supplemental Insurance Information
(In millions)

		Reserves for
	Deferred	Future Policy
	Acquisition	Benefits and	Other Contract
	Costs	Claims Payable	Holder Funds
December 31, 2021
Retail Annuities	$14,128	$4,845	$37,872
Closed Life and Annuity Blocks	126	12,784	12,987
Institutional Products	—	—	8,830
Corporate and Other	(5)	—	—
Total	$14,249	$17,629	$59,689

December 31, 2020
Retail Annuities	$13,739	$7,956	$40,084
Closed Life and Annuity Blocks	134	13,534	13,316
Institutional Products	—	—	11,138
Corporate and Other	24	—	—
Total	$13,897	$21,490	$64,538

December 31, 2019
Retail Annuities	$12,236	$4,872	$38,182
Closed Life and Annuity Blocks	149	14,328	13,836
Institutional Products	—	—	12,287
Corporate and Other	(48)	—	—
Total	$12,337	$19,200	$64,305

(continued)

Schedule III
Jackson Financial Inc.
Supplemental Insurance Information
(In millions)

			Interest Credited	Deferred
			on Other	Acquisition and	Operating
		Net Investment	Contract Holder	Sales Inducements	Costs and
	Premium	Income	Funds	Amortization	Other Expenses
December 31, 2021
Retail Annuities	$—	$675	$268	$198	$2,039
Closed Life and Annuity Blocks	145	925	412	14	162
Institutional Products	—	260	188	—	5
Corporate and Other	—	102	—	34	204
Segment subtotal	145	1,962	868	246	2,410
Non-operating items (1)	(12)	1,467	—	275	52
Total	$133	$3,429	$868	$521	$2,462

December 31, 2020
Retail Annuities	$—	$931	$532	$63	$1,797
Closed Life and Annuity Blocks	172	759	428	17	166
Institutional Products	—	355	250	—	5
Corporate and Other	—	20	—	20	201
Segment subtotal	172	2,065	1,210	100	2,169
Non-operating items (1)	(12)	764	—	(489)	(1,185)
Total	$160	$2,829	$1,210	$(389)	$984

December 31, 2019
Retail Annuities	$—	$1,504	$906	$(62)	$1,757
Closed Life and Annuity Blocks	581	802	444	19	107
Institutional Products	—	450	291	—	4
Corporate and Other	—	41	—	1	198
Segment subtotal	581	2,797	1,641	(42)	2,066
Non-operating items (1)	(14)	346	—	(939)	—
Total	$567	$3,143	$1,641	$(981)	$2,066
(1) See Note 3. Segment Information for further details on the non-operating items.

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule IV
Jackson Financial Inc.
Reinsurance
For the Years Ended December 31, 2021, 2020, and 2019
(In millions)

					% Amount
					Assumed to
	Gross Amount	Ceded	Assumed	Net Amount	Net
2021
Life insurance in-force	$105,704	$63,548	$16,358	$58,514	28.0%
Insurance premium
Life insurance	$354	$247	$38	$145	26.2%
Accident and health	38	42	4	—
Annuity guaranteed benefits	—	12	—	(12)
Total insurance premium	$392	$301	$42	$133	31.6%

2020
Life insurance in-force	$118,328	$72,188	$17,034	$63,174	27.0%
Insurance premium
Life insurance	$273	$142	$42	$173	24.5%
Accident and health	36	41	5	—
Annuity guaranteed benefits	—	13	—	(13)
Total insurance premium	$309	$196	$47	$160	29.5%

2019
Life insurance in-force	$142,233	$88,435	$18,206	$72,004	25.3%
Insurance premium
Life insurance	$518	$387	$44	$175	25.4%
Group payout annuity	—	—	406	406
Accident and health	40	46	6	—
Annuity guaranteed benefits	—	14	—	(14)
Total insurance premium	$558	$447	$456	$567	80.4%

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule V
Jackson Financial Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2021 and 2020
(In millions)

	Balance at	Charged to
	Beginning	Costs and				Balance at
	of Period	Expenses		Deductions		End of Period
2021
Allowance for credit losses on debt securities	$14	$11		$(16)	(1)	$9
Allowances for credit losses on mortgage and other loans	179	—		(85)	(2)	94
Allowance for credit losses on reinsurance recoverable	13	—		(1)		12
Valuation allowance on deferred tax asset	2	—		—		2
	$208	$11		$(102)		$117

2020
Allowance for credit losses on debt securities	$—	$14		$—		$14
Allowances for credit losses on mortgage and other loans	9	170	(3)	—		179
Allowance for credit losses on reinsurance recoverable	—	13	(4)	—		13
Valuation allowance on deferred tax asset	1	1		—		2
	$10	$198		$—		$208
(1) Represents reductions for securities disposed.
(2) Represents release of allowance for write-offs.
(3) Includes cumulative effect adjustment related to the adoption of ASU 2016-13 of $62 million.
(4) Includes cumulative effect adjustment related to the adoption of ASU 2016-13 of $10 million.

See the accompanying Report of Independent Registered Public Accounting Firm

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

We describe in the Company's Form 10, Note 2—Restatement of Previously Issued Financial Statements to our audited financial statements, the background to the restatement of our previously-issued audited financial statements for the year ended December 31, 2020. Our management has concluded that the restatement resulted from a material weakness in our internal control over financial reporting as of December 31, 2020. Due to this material weakness in our disclosure controls and procedures and internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

As described above, the Company has taken steps to remediate the material weakness in its internal control over financial reporting and is implementing additional controls to remediate the material weakness. Other than these additional controls, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
All information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for the Company's 2022 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A. Information about our Executive Officers is also located in Item 1. Business of this Form 10-K.

Item 11. Executive Compensation

See Item 10 herein above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

See Item 10 herein above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 10 herein above.

Item 14. Principal Accountant Fees and Services

See Item 10 herein above.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as exhibits hereto:

Number	Description
2.1	Demerger Agreement, between Prudential plc and Jackson Financial Inc., dated as of August 6, 2021, incorporated by reference to exhibit 2.1 to Jackson Financial, Inc.’s Form 8-K, dated August 6, 2021.
3.1	Second Amended and Restated Certificate of Incorporation of Jackson Financial Inc., incorporated by reference to exhibit 3.1 to Jackson Financial, Inc.’s Form 8-K, dated September 10, 2021.
3.2	Second Amended and Restated By-Laws of Jackson Financial Inc., incorporated by reference to exhibit 3.2 to Jackson Financial, Inc.’s Form 8-K, dated September 10, 2021.
4.1	Form of Class A Common Stock Certificate, incorporated by reference to exhibit 4.1 to Jackson Financial Inc.’s Amendment No. 1 to Form 10, dated April 16, 2021.
4.2
Indenture dated as of November 23, 2021, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to exhibit 4.1 to Form 8-K, dated November 23, 2021.

4.3
First Supplemental Indenture dated as of November 23, 2021, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2023 Notes, incorporated by reference to exhibit 4.2 to Jackson Financial Inc.’s Form 8-K, dated November 23, 2021.

4.4
Second Supplemental Indenture dated as of November 23, 2021, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2031 Notes, incorporated by reference to exhibit 4.3 to Jackson Financial Inc.’s Form 8-K, dated November 23, 2021.

4.5
Third Supplemental Indenture dated as of November 23, 2021, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2051 Notes, incorporated by reference to exhibit 4.4 to Jackson Financial Inc.’s Form 8-K, dated November 23, 2021.

4.6*	Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1
Registration Rights Agreement, among Jackson Financial Inc., Prudential plc and Athene Co-Invest Reinsurance Affiliate 1A Ltd., dated as of August 6, 2021, incorporated by reference to exhibit 10.1 to Jackson Financial Inc.’s Form 8-K, dated August 6, 2021.

10.2
Letter Agreement by and among Prudential plc, Jackson Financial Inc. and Athene Co-Invest Reinsurance Affiliate 1A Ltd., dated as of August 6, 2021, incorporated by reference to exhibit 10.2 to Jackson Financial Inc.’s Form 8-K, dated August 6, 2021.

10.3
Coinsurance Agreement, dated as of June 18, 2020, by and between Jackson National Life Insurance Company and Athene Life Re Ltd. incorporated by reference to exhibit 10.2 to Jackson Financial Inc.’s Form 10, dated March 22, 2021.

10.4
Amendment No. 1 to Coinsurance Agreement, dated as of September 30, 2020, by and between Jackson National Life Insurance Company and Athene Life Re Ltd. incorporated by reference to exhibit 10.2.1 to Jackson Financial Inc.’s Form 10, dated March 22, 2021.

10.5
Investment Agreement, dated as of June 18, 2020, by and between Athene Life Re Ltd. and Brooke (Holdco1) Inc. incorporated by reference to exhibit 10.3 to Jackson Financial Inc.’s Form 10, dated March 22, 2021.

10.6
Stockholders Agreement, dated as of July 17, 2020, among Jackson Financial Inc., Prudential (US Holdco 1) Limited, Athene Life Re Ltd. and any Person who becomes a party thereto pursuant to Section 3.1(c) thereof incorporated by reference to exhibit 10.4 to Jackson Financial Inc.’s Form 10, dated March 22, 2021.

10.7	Jackson Financial Inc. 2021 Omnibus Incentive Plan, incorporated by reference to exhibit 10.6. to Jackson Financial Inc.’s Amendment No. 1 to Form 10, dated April 16, 2021.
10.8	Form of Director Indemnification Agreement incorporated by reference to exhibit 10.7 to Jackson Financial, Inc.’s Amendment No. 1 to Form 10, dated April 16, 2021.
10.9
Revolving Credit Agreement, dated as of February 22, 2021, by and among Jackson Financial Inc., the banks party thereto and Citigroup Global Markets Inc., as Administrative Agent, incorporated by reference to exhibit 10.10 to Jackson Financial Inc.’s Amendment No. 1 to Form 10, dated April 16, 2021.

10.10
Amendment No. 1, dated as of July 19, 2021, to the Revolving Credit Agreement, dated as of February 22, 2021, among Jackson Financial Inc., the banks party thereto and Citibank, N.A., as Administrative Agent, incorporated by reference to exhibit 10.8.1 to Jackson Financial Inc.’s Amendment No. 4 to Form 10, dated July 29, 2021.

10.11
Term Loan Agreement, dated as of February 22, 2021, by and among Jackson Financial Inc., the banks party thereto and Citigroup Global Markets Inc., as Administrative Agent, incorporated by reference to exhibit 10.11 to Jackson Financial Inc.’s Form 10, dated March 22, 2021.

10.12
Amendment No. 1, dated as of July 19, 2021, to the Term Loan Credit Agreement, dated as of February 22, 2021, among Jackson Financial Inc., the banks party thereto and Citibank, N.A., as Administrative Agent, incorporated by reference to exhibit 10.9.1 to Jackson Financial Inc.’s Amendment No. 4 to Jackson Financial Inc.’s Form 10, dated July 29, 2021.

10.13†	Separation Letter, dated as of October 19, 2020, from PPM America, Inc. to Mark Mandich, incorporated by reference to exhibit 10.12 to Jackson Financial Inc.’s Form 10, dated March 22, 2021.
10.14†
Offer Letter Agreement, by and between Axel André and Jackson National Life Insurance Company, dated as of December 12, 2019, incorporated by reference to exhibit 10.15 to Jackson Financial Inc.’s Form 10, dated March 22, 2021.

10.15†
Offer Letter Agreement, by and between Chad Myers and Jackson National Life Insurance Company, dated as of January 8, 2020, incorporated by reference to exhibit 10.16 to Jackson Financial Inc.’s Form 10, dated March 22, 2021.

10.16†
Executive Contract of Employment, by and between Michael Falcon, Jackson National Life Insurance Company and Prudential PLC, dated as of October 11, 2018, incorporated by reference to exhibit 10.17 to Jackson Financial, Inc.’s Form 10, dated March 22, 2021.

10.17†
Offer Letter Agreement, by and between Michael Falcon and Prudential PLC, dated as of October 11, 2018, incorporated by reference to exhibit 10.18 to Jackson Financial, Inc.’s Form 10, dated March 22, 2021.

10.18†	Letter Agreement, by and between Michael Falcon and Prudential PLC, dated as of April 5, 2020, incorporated by reference to exhibit 10.19 to Jackson Financial, Inc.’s Form 10, dated March 22, 2021.
10.19†
Separation Agreement, by and between Axel Andre and Jackson National Life Insurance Company, dated as of March 26, 2021 incorporated by reference to exhibit 10.18 to Jackson Financial, Inc.’s Form 10, dated March 22, 2021.

10.20†
Separation Agreement, by and between Michael Falcon and Jackson National Life Insurance Company, dated as of April 5, 2021, incorporated by reference to exhibit 10.19 to Jackson Financial, Inc.’s Form 10, dated March 22, 2021.

10.21†
Separation Agreement, by and between Mark Mandich and PPM America, Inc., dated as of May 1, 2021, incorporated by reference to exhibit 10.20 to Jackson Financial, Inc.’s Amendment No. 3 to Form 10, dated July 14, 2021.

10.22
Registration Rights Agreement dated November 23, 2021 between Jackson Financial Inc. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers named therein, incorporated by reference to exhibit 10.1 to Jackson Financial Inc.’s Form 8-K, dated November 23, 2021.

10.23
Class A Common Stock Repurchase Agreement, dated December 11, 2021, between Jackson Financial Inc. and Prudential plc, incorporated by reference to exhibit 10.1 to Jackson Financial Inc.’s Form 8-K, dated December 13, 2021.

10.24
Class A Common Stock Repurchase Agreement, dated December 11, 2021, between Jackson Financial Inc. and Athene Co-Invest Reinsurance Affiliate 1A Ltd., incorporated by reference to exhibit 10.2 to Jackson Financial Inc.’s Form 8-K, dated December 13, 2021.

10.25*†
Form of Notice and the 2021 Performance Unit Award Agreement between Jackson Financial Inc. and P. Chad Myers, Laura L. Prieskorn, Craig D. Smith, and Marcia L. Wadsten, with a grant date of October 4, 2021.

10.26*†
Form of Notice and the 2021 Restricted Share Unit Award Agreement between Jackson Financial Inc. and P. Chad Myers, Laura L. Prieskorn, Craig D. Smith, and Marcia L. Wadsten, with a grant date of October 4, 2021.

10.27*†
Form of Notice and the 2021 Celebration Award Restricted Share Unit Award Agreement between Jackson Financial Inc. and P. Chad Myers, Laura L. Prieskorn, Craig D. Smith, and Marcia L. Wadsten, with a grant date of October 4, 2021.

10.28*†	Form of Notice and the 2021 Founder’s Award Restricted Share Unit Award Agreement between Jackson Financial Inc. and Laura L. Prieskorn and Marcia L. Wadsten, with a grant date of October 4, 2021.
10.29*†
Form of the 2021 Director Restricted Share Unit Agreement and notice of grant (annual equity in lieu of cash retainer) between Jackson Financial Inc. and Lily Fu Claffee, Martin J. Lippert and Esta E. Stecher, with a grant date of October 4, 2021.

10.30*†
Form of the 2021 Director Restricted Share Unit Agreement and notice of grant (annual equity retainer) between Jackson Financial Inc. and Lily Fu Claffee, Gregory T. Durant, Steven A. Kandarian, Derek G. Kirkland, Drew E. Lawton, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher, with a grant date of October 4, 2021

10.31*†
Form of the 2021 Director Restricted Shares Award Agreement and notice of grant (annual equity retainer October 1, 2021-May 31, 2022) between Jackson Financial Inc. and Derek G. Kirkland and Russell G. Noles, with a grant date of October 4, 2021

10.32*†
Form of the 2021 Converted Cash Retainer Director Restricted Shares Award Agreement and notice of grant (annual equity in lieu of cash retainer October 1, 2021-May 31, 2022) between Jackson Financial Inc. and Russell G. Noles and Derek G. Kirkland, with a grant date of October 4, 2021.

10.33*†
Form of the 2021 Director Restricted Shares Award Agreement - Founders Award and notice of grant between Jackson Financial Inc. and Derek G. Kirkland and Russell G. Noles, with a grant date of October 4, 2021.

10.34*†
Form of the 2021 Director Restricted Share Unit Agreement - Founders Award and notice of grant between Jackson Financial Inc. and Lily Fu Claffee, Gregory T. Durant, Drew E. Lawton, Martin J. Lippert, and Esta E. Stecher, with a grant date of October 4, 2021.

10.35*†
Form of Equity Award Exchange Notice and the PRUDENTIAL PLC Restricted Stock Plan 2015 U.S. Award Certificate (Project Scott) (converted to restricted share units) between Jackson Financial Inc. and P. Chad Myers, Laura L. Prieskorn, and Marcia L. Wadsten, with a grant date of October 4, 2021.

10.36*†
Form of Equity Award Exchange Notice and the 2019 PRUDENTIAL PLC LONG TERM INCENTIVE PLAN AWARD CERTIFICATE (converted to performance share units) between Jackson Financial Inc. and P. Chad Myers, Laura L. Prieskorn, and Craig D. Smith, with a grant date of October 4, 2021.

10.37*†
Equity Award Exchange Notice and the 2019 PRUDENTIAL PLC LONG TERM INCENTIVE PLAN AWARD CERTIFICATE (converted to performance share units) between Jackson Financial Inc. and Marcia Wadsten, dated November 16, 2021.

10.38*†
Form of Equity Award Exchange Notice and the 2020 PRUDENTIAL PLC LONG TERM INCENTIVE PLAN AWARD CERTIFICATE (converted to performance share units) between Jackson Financial Inc. and P. Chad Myers, Laura L. Prieskorn, and Craig D. Smith, with a grant date of October 4, 2021.

10.39*†
Equity Award Exchange Notice and the 2020 PRUDENTIAL PLC LONG TERM INCENTIVE PLAN AWARD CERTIFICATE (converted to performance share units) between Jackson Financial Inc. and Marcia Wadsten, dated November 16, 2021.

10.40*†	2021 Director Restricted Share Unit Agreement - Founders Award and notice of grant between Jackson Financial Inc. and Steven A Kandarian, dated December 24, 2021.
21.1*	List of subsidiaries of Jackson Financial Inc.
23.1*	Consent of KPMG LLP, dated March 7, 2022.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Information Statement Distribution of Class A Common Stock of Jackson Financial Inc., dated August 6, 2021, incorporated by reference to exhibit 99.1 to Jackson Financial Inc.’s Form 8-K, dated August 6, 2021.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
*† Identifies each management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: March 7, 2022	By:	/s/ Laura L. Prieskorn
Laura L. Prieskorn
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laura L. Prieskorn and Marcia Wadsten, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 7th of March, 2022.

Signature	Title
/s/ Steven A. Kandarian	Chairman of the Board; Director
Steven A. Kandarian
/s/ Laura L. Prieskorn	President and Chief Executive Officer; Director
Laura L. Prieskorn
/s/ Marcia Wadsten	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Marcia Wadsten
/s/ Don W. Cummings	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Don W. Cummings
/s/ Gregory T. Durant	Director
Gregory T. Durant
/s/ Lily Fu Claffe	Director
Lily Fu Claffee
/s/ Derek G. Kirkland	Director
Derek G. Kirkland
/s/ Drew Lawton	Director
Drew Lawton
/s/ Martin J. Lippert	Director
Martin J. Lippert
/s/ Russell G. Noles	Director
Russell G. Noles
/s/ Esta E. Stecher	Director
Esta E. Stecher