Form 10-Q
period 2022-03-31
Jackson Financial Inc.
filed 2022-05-11
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 4, 2022, there were 86,299,754 shares of the registrant’s Class A Common Stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(in millions, except per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $32 and $9 at March 31, 2022 and December 31, 2021, respectively (amortized cost: 2022 $48,218; 2021 $49,378)	$46,770	$51,547
Debt Securities, at fair value under fair value option	1,786	1,711
Debt Securities, trading, at fair value	115	117
Equity securities, at fair value	261	279
Mortgage loans, net of allowance for credit losses of $84 and $94 at March 31, 2022 and December 31, 2021, respectively	11,430	11,482
Mortgage loans, at fair value under fair value option	190	—
Policy loans (including $3,472 and $3,467 at fair value under the fair value option at March 31, 2022 and December 31, 2021, respectively)	4,463	4,475
Freestanding derivative instruments	926	1,417
Other invested assets	3,404	3,199
Total investments	69,345	74,227
Cash and cash equivalents	2,674	2,623
Accrued investment income	484	503
Deferred acquisition costs	14,037	14,249
Reinsurance recoverable, net of allowance for credit losses of $12 and $12 at March 31, 2022 and December 31, 2021, respectively	32,402	33,126
Deferred income taxes, net	1,343	954
Other assets	1,158	853
Separate account assets	231,198	248,949
Total assets	$352,641	$375,484
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$15,567	$17,629
Other contract holder funds	59,843	59,689
Funds withheld payable under reinsurance treaties (including $3,640 and $3,639 at fair value under the fair value option at March 31, 2022 and December 31, 2021, respectively)	27,199	29,007
Long-term debt	2,640	2,649
Repurchase agreements and securities lending payable	599	1,589
Collateral payable for derivative instruments	525	913
Freestanding derivative instruments	405	41
Other liabilities	4,376	3,944
Separate account liabilities	231,198	248,949
Total liabilities	342,352	364,410
Commitments, Contingencies, and Guarantees (Note 13)
Equity
Common stock, (i) Class A Common Stock 900,000,000 shares authorized, $0.01 par value per share and 85,263,608 and 88,046,833 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively and (ii) Class B Common Stock 100,000,000 shares authorized, $0.01 par value per share and nil and 638,861 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (See Note 17)	1	1
Additional paid-in capital	6,081	6,051
Treasury stock, at cost; 9,203,441 and 5,778,649 shares at March 31, 2022 and December 31, 2021, respectively.	(351)	(211)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(547) in 2022 and $194 in 2021	(939)	1,744
Retained earnings	4,782	2,809
Total shareholders' equity	9,574	10,394
Noncontrolling interests	715	680
Total equity	10,289	11,074
Total liabilities and equity	$352,641	$375,484

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Fee income	$1,922	$1,816
Premiums	34	34
Net investment income	720	928
Net gains (losses) on derivatives and investments	1,605	2,706
Other income	20	23
Total revenues	4,301	5,507

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	567	283
Interest credited on other contract holder funds, net of deferrals	206	222
Interest expense	20	6
Operating costs and other expenses, net of deferrals	607	598
Amortization of deferred acquisition and sales inducement costs	515	812
Total benefits and expenses	1,915	1,921
Pretax income (loss)	2,386	3,586
Income tax expense (benefit)	330	586
Net income (loss)	2,056	3,000
Less: Net income (loss) attributable to noncontrolling interests	31	68
Net income (loss) attributable to Jackson Financial Inc.	$2,025	$2,932

Earnings per share
Basic	$23.45	$31.03
Diluted	$22.51	$31.03

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended March 31,
	2022	2021

Net income (loss)	$2,056	$3,000

Other comprehensive income (loss), net of tax:
Securities with no credit impairment net of tax expense (benefit) of: $(745) and $656, for the three months ended March 31, 2022 and 2021, respectively	(2,697)	(2,380)
Securities with credit impairment, net of tax expense (benefit) of: $4 and nil for the three months ended March 31, 2022 and 2021, respectively	14	2
Total other comprehensive income (loss)	(2,683)	(2,378)
Comprehensive income (loss)	(627)	622
Less: Comprehensive income (loss) attributable to noncontrolling interests	31	68
Comprehensive income (loss) attributable to Jackson Financial Inc.	$(658)	$554

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

						Accumulated
		Additional	Treasury	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Stock	Held	Compensation	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Capital	at Cost	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2021	$1	$6,051	$(211)	$—	$—	$1,744	$2,809	$10,394	$680	$11,074

Net income (loss)	—	—	—	—	—	—	2,025	2,025	31	2,056
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	(2,683)	—	(2,683)	—	(2,683)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	4	4
Treasury stock acquired in connection with share repurchases	—	—	(140)	—	—	—	—	(140)	—	(140)
Dividends on common stock	—	—	—	—	—	—	(52)	(52)	—	(52)
Share based compensation	—	30	—	—	—	—	—	30	—	30
Balances as of March 31, 2022	$1	$6,081	$(351)	$—	$—	$(939)	$4,782	$9,574	$715	$10,289

						Accumulated
		Additional	Treasury	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Stock	Held	Compensation	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Capital	at Cost	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2020	$1	$5,927	$—	$(4)	$8	$3,821	$(324)	$9,429	$494	$9,923

Net income (loss)	—	—	—	—	—	—	2,932	2,932	68	3,000
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	(2,378)	—	(2,378)	—	(2,378)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	23	23
Reserve for equity compensation plans	—	—	—	—	2	—	—	2	—	2
Balances as of March 31, 2021	$1	$5,927	$—	$(4)	$10	$1,443	$2,608	$9,985	$585	$10,570

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,056	$3,000

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	130	(153)
Net losses (gains) on derivatives	(707)	(1,655)
Net losses (gains) on funds withheld reinsurance	(1,028)	(898)
Interest credited on other contract holder funds, gross	206	223
Mortality, expense and surrender charges	(135)	(141)
Amortization of discount and premium on investments	8	12
Deferred income tax expense (benefit)	353	638
Share-based compensation	71	—
Change in:
Accrued investment income	18	31
Deferred acquisition costs and sales inducements	336	612
Funds withheld, net of reinsurance	(100)	(373)
Other assets and liabilities, net	(348)	48
Net cash provided by (used in) operating activities	860	1,344

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	4,953	4,616
Equity securities	6	88
Mortgage loans	315	366
Purchases of:
Debt securities	(4,042)	(3,189)
Equity securities	(1)	(151)
Mortgage loans	(452)	(843)
Settlements related to derivatives and collateral on investments	(950)	(2,092)
Other investing activities	(31)	(295)
Net cash provided by (used in) investing activities	(202)	(1,500)

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$5,860	$4,818
Withdrawals	(6,730)	(6,928)
Net transfers from (to) separate accounts	951	792
Proceeds from (payments on) repurchase agreements and securities lending	(990)	942
Net proceeds from (payments on) Federal Home Loan Bank notes	500	90
Net proceeds from (payments on) debt	(8)	(4)
Dividends on common stock	(52)	—
Purchase of treasury stock	(140)	—
Net cash provided by (used in) financing activities	(609)	(290)

Net increase (decrease) in cash, cash equivalents, and restricted cash	49	(446)

Cash, cash equivalents, and restricted cash at beginning of period	2,631	2,019
Total cash, cash equivalents, and restricted cash at end of period	$2,680	$1,573

Supplemental cash flow information
Interest paid	$9	$5

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$112	$86
Other invested assets acquired from stock splits and stock distributions	$32	$99

Reconciliation to Condensed Consolidated Balance Sheets
Cash and cash equivalents	$2,674	$1,573
Restricted cash (included in Other assets)	6	—
Total cash, cash equivalents, and restricted cash	$2,680	$1,573

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Business and Basis of Presentation

Jackson Financial Inc. (“Jackson Financial”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life. Jackson Financial, domiciled in the United States (“U.S.”), was a majority-owned subsidiary of Prudential plc (“Prudential”), London, England and was the holding company for Prudential’s U.S. operations. As described below under "Other," the Company's demerger from Prudential was completed on September 13, 2021 ("Demerger"), and the Company is no longer a majority-owned subsidiary of Prudential.

Jackson Financial’s primary life insurance subsidiary, Jackson National Life Insurance Company and its insurance subsidiaries (“Jackson”), is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index and variable annuities), and individual life insurance products, including variable universal life, in all 50 states and the District of Columbia. Jackson also participates in the institutional products market through the issuance of guaranteed investment contracts (“GICs”), funding agreements and medium-term note funding agreements. In addition to Jackson, Jackson Financial’s primary operating subsidiaries are as follows:
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
Other subsidiaries, which are wholly owned by Jackson, consist of the following:
•Life insurers: Jackson National Life Insurance Company of New York (“JNY”); Squire Reassurance Company LLC (“Squire Re”); Squire Reassurance Company II, Inc. (“Squire Re II”); VFL International Life Company SPC, LTD and Jackson National Life (Bermuda) LTD;
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

Other

On August 6, 2021, the registration statement on Form 10 of the Company's Class A Common Stock, par value $0.01 per share, filed with the U.S. Securities and Exchange Commission (the "SEC"), became effective under the Securities Exchange Act of 1934, as amended. We refer to that effective Form 10 registration as the "Form 10." The Demerger transaction described in the Form 10 was consummated on September 13, 2021. As of March 31, 2022, Prudential retained a 19.2% remaining interest in the Company, after the Company repurchased a total of 2,242,516 shares of the Company’s Class A Common Stock subsequent to the Demerger, as further discussed in Note 17.

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

In addition, we entered into an investment agreement with Athene Life Re Ltd., pursuant to which Athene invested $500 million of capital in return for a 9.9% voting interest corresponding to a 11.1% economic interest in the Company. That investment was completed on July 17, 2020. In August 2020, the Company made a $500 million capital contribution to its subsidiary, Jackson. As of March 31, 2022, Athene retained a 8.9% voting interest and 8.9% economic interest, after the Company repurchased a total of 1,884,767 shares of Class A Common Stock and a total of 1,364,484 shares of its Class B Common Stock automatically converted to Class A Common Stock on a one-for-one basis as further discussed in Note 17.

We continue to closely monitor developments related to the COVID-19 pandemic. The COVID-19 pandemic has caused significant economic and financial turmoil both in the United States and around the world. These conditions could continue and could worsen in the future. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted. The Company implemented business continuity plans that were already in place to ensure the availability of services for our customers, work at home capabilities for our employees, where appropriate, and other ongoing risk management activities. The Company has had employees, as needed or voluntarily, in our offices during this time, as permitted by local and state restrictions. During 2021, the Company rolled out a broader “return to office plan” for all employees, with many associates in 2022 now working on an “office-centric” hybrid schedule between in-office and remote working arrangements.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but not required for interim reporting purposes, has been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 7, 2022, (the "2021 Annual Report"). The condensed consolidated financial information as of December 31, 2021 included herein has been derived from the audited Consolidated Financial Statements in the 2021 Annual Report.

Certain accounting policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2021 in the Company’s 2021 Annual Report.

In the opinion of management, these financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. All material intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 2021 Condensed Consolidated Financial Statements and Notes have been reclassified to conform to the 2022 presentation.

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
•Assumptions and estimates associated with the Company’s tax positions, including an estimate of the dividends received deduction, which impact the amount of recognized tax benefits recorded by the Company; and
•Assumptions used in calculating the value of guaranteed benefits.

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

Changes in Accounting Principles – Issued but Not Yet Adopted

In August 2018, the FASB issued ASU 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts,” which includes changes to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. ASU No. 2018-12 is effective for fiscal years beginning after December 15, 2022.

The amendments in ASU 2018-12 contain four significant changes:

1.Market risk benefits: market risk benefits, a new term for certain contracts or features that provide for potential benefits in addition to the account balance which expose us to other than nominal market risk (for example, certain guaranteed benefits on annuity contracts, including guaranteed minimum withdrawal benefits and guaranteed minimum death benefits on variable annuities), will be measured at fair value. Changes in fair value will be recorded and presented separately within the income statement, with the exception of changes in fair value due to instrument-specific credit risk, which will be recognized in other comprehensive income (loss) (“OCI”)”). See Note 10 for more information regarding guaranteed benefits;

2.Deferred acquisition costs: deferred acquisition costs (“DAC”) will be amortized on a constant-level basis, independent of profitability on the underlying business;

3.Liability for future policy benefits: annual review and, if necessary, update of cash flow assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment insurance contracts will be required. These liabilities will be discounted using an upper-medium grade fixed income instrument yield which will be updated quarterly, with related changes in the liability recognized in OCI; and

4.Enhanced disclosures: enhanced disclosures, including disaggregated roll-forwards of certain balance sheet accounts that provide information about expected cash flows, estimates, and assumptions, as well as information about significant inputs, judgments, assumptions and methods used in measurement, will be required. The enhanced disclosures are intended to improve the ability of users of the financial statements to evaluate the timing, amount, and uncertainty of cash flows arising from long-duration contracts.

The Company will adopt the standard effective January 1, 2023, with a transition date of January 1, 2021, using a modified retrospective approach, except for market risk benefits for which we will apply a full retrospective transition approach. Under the modified retrospective approach, the Company will apply the guidance to contracts in force on the transition date on the basis of their existing carrying value, using updated future cash flow assumptions, and eliminate certain related amounts in accumulated other comprehensive income (loss) (“AOCI”). Under the full retrospective transition approach, the Company will apply the guidance as of the earliest period presented, using actual historical experience information as of contract inception, as if the principle had always been applied.

Given the nature and extent of the required changes, the adoption of this standard is expected to have a significant impact on the Company’s consolidated financial statements and disclosures. The impacts to the financial statements at adoption are highly sensitive to equity markets and interest rates, which can be volatile and unpredictable. The most significant drivers of the transition adjustment are expected to be:

•changes to the measurement of certain benefits currently accounted for as insurance benefits (e.g., guaranteed minimum death benefits on variable annuities) which will be classified as market risk benefits upon adoption and remeasured at fair value, the impact of which is highly dependent on market conditions, including interest rates;

•changes to the discount rate used to measure liabilities for future policyholder benefits which will be remeasured using current upper-medium grade fixed-income instrument yields, which are generally considered to be those on single-A rated public corporate debt; and

•the removal of certain balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments.

In accordance with its established governance framework, the Company continues to progress with implementation efforts including determining significant accounting policy decisions, modifying actuarial valuation models, revising reporting processes, and updating internal controls over financial reporting.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method.” The new guidance allows multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. If multiple hedged layers are designated, an entity is required to perform an analysis to support its expectation that the aggregate amount of the hedged layers is anticipated to be outstanding for the designated hedge periods. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. An entity may designate multiple hedged layers of a single closed portfolio solely on a prospective basis. All entities are required to apply the amendments related to hedge basis adjustments under the portfolio layer method, except for those related to disclosures, on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. Early adoption is permitted. The Company is evaluating the impact of the new guidance and does not plan to early adopt.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The new guidance eliminates the accounting guidance for troubled debt restructurings by creditors, and instead requires an entity to evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. New guidance for vintage disclosures requires that current-period gross write-offs be disclosed by year of origination for financing receivables and net investments in leases that fall within scope of the current expected credit loss model. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Updates should be applied prospectively. However, an entity has the option to apply the modified retrospective method related to the recognition and measurements of troubled debt restructurings. Early adoption is permitted. The Company is evaluating the impact of the new guidance and does not plan to early adopt.

3.    Segment Information

The Company has three reportable segments consisting of Retail Annuities, Institutional Products, Closed Life and Annuity Block, plus its Corporate and Other segment. These segments reflect the manner by which the Company’s chief operating decision maker views and manages the business. The following is a brief description of the Company’s reportable segments.

Retail Annuities

The Company’s Retail Annuities segment offers a variety of retirement income and savings products through its diverse suite of products, consisting primarily of variable annuities, fixed index annuities, fixed annuities, immediate payout annuities, and registered index-linked annuities ("RILA"). These products are distributed through various wirehouses, insurance brokers and independent broker-dealers, as well as through banks and financial institutions, primarily to high net worth investors and the mass and affluent markets.

The Company’s variable annuities represent an attractive option for retirees and soon-to-be retirees, providing access to equity market appreciation and add-on benefits, including guaranteed lifetime income. A fixed index annuity is designed for investors who desire principal protection with the opportunity to participate in capped upside investment returns linked to a reference market index. The Company also provides access to guaranteed lifetime income as an add-on benefit. A fixed annuity is a guaranteed product designed to build wealth without market exposure, through a crediting rate that is likely to be superior to interest rates offered from banks or money market funds. A RILA product offers customers exposure to market returns through market index-linked investment options, subject to a cap, and offers a variety of guarantees designed to modify or limit losses.

The financial results of the variable annuity business within the Company’s Retail Annuities segment are largely dependent on the performance of the contract holder account value, which impacts both the level of fees collected and the benefits paid to the contract holder. The financial results of the Company’s fixed annuities, including the fixed portion of its variable annuity, RILA and fixed index annuities, are largely dependent on the Company’s ability to earn a spread between earned investment rates on general account assets and the interest credited to contract holders.

Institutional Products

The Company’s Institutional Products consist of traditional Guaranteed Investment Contracts (GICs), funding agreements (including agreements issued in conjunction with the Company’s participation in the U.S. Federal Home Loan Bank ("FHLB") program) and medium-term note funding agreements. The Company’s GIC products are marketed to defined contribution pension and profit-sharing retirement plans. Funding agreements are marketed to institutional investors, including corporate cash accounts and securities lending funds, as well as money market funds, and are issued to the FHLB in connection with its program.

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

Corporate and Other

The Company’s Corporate and Other segment primarily consists of the operations of its investment management subsidiary, PPM, VIE’s, and unallocated corporate income and expenses. The Corporate and Other segment also includes certain eliminations and consolidation adjustments.

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

Pretax adjusted operating earnings equals net income adjusted to eliminate the impact of the following items:

1.Guaranteed Benefits and Hedging Results: the fees attributed to guaranteed benefits, the associated movements in optional guaranteed benefit liabilities and related claims and benefit payments are excluded from Adjusted Operating Earnings, as we believe this approach appropriately removes the impact to both revenue and related expenses associated with the guaranteed benefit features that are offered for certain of our variable annuities and fixed index annuities and gives investors a better picture of what is driving our underlying performance. This adjustment includes the following components:

•Fees Attributable to Guarantee Benefits: fees earned in conjunction with guaranteed benefit features offered for certain of our variable annuities and fixed index annuities are set at a level intended to mitigate the cost of hedging and funding the liabilities associated with such guaranteed benefit features. The full amount of the fees attributable to guaranteed benefit features have been excluded from Adjusted Operating Earnings as the related net movements in freestanding derivatives and net reserve and embedded derivative movements, as described below, have been excluded from Adjusted Operating Earnings. This adjusted presentation of our earnings is intended to directly align revenue and related expenses associated with the guaranteed benefit features;

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

•DAC and Deferred Sales Inducements ("DSI") Impact: amortization of deferred acquisition costs and deferred sales inducements associated with the items excluded from Adjusted Operating Earnings;

•Assumption changes: the impact on the valuation of Net Derivative and Reserve Movements, including amortization on DAC, arising from changes in underlying actuarial assumptions on an annual basis;

2.Net Realized Investment Gains and Losses including change in fair value of funds withheld embedded derivative: Realized investment gains and losses associated with the periodic sales or disposals of securities, excluding those held within our trading portfolio, as well as impairments of securities, after adjustment for the non-credit component of the impairment charges and change in fair value of funds withheld embedded derivative related to the Athene Reinsurance Transaction;

3.Loss on Athene Reinsurance Transaction: includes contractual ceding commission, cost of reinsurance write-off and DAC and DSI write-off related to the Athene Reinsurance Transaction;

4.Net investment income on funds withheld assets: includes net investment income on funds withheld assets related to funds withheld reinsurance transactions;

5.Other items: one-time or other non-recurring items, such as costs relating to the Demerger and our separation from Prudential, the impact of discontinued operations and investments that are consolidated on our financial statements due to U.S. GAAP accounting requirements, such as our investments in CLOs, but for which the consolidation effects are not aligned with our economic interest or exposure to those entities.

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

Set forth in the tables below is certain information with respect to the Company’s segments, as described above (in millions):

Three Months Ended March 31, 2022	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,016	$121	$—	$18	$1,155
Premiums	—	37	—	—	37
Net investment income	118	196	64	53	431
Income on operating derivatives	11	15	(1)	10	35
Other income	11	8	—	1	20
Total Operating Revenues	1,156	377	63	82	1,678

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	16	242	—	—	258
Interest credited on other contract holder funds, net of deferrals	68	99	39	—	206
Interest expense	5	—	—	15	20
Operating costs and other expenses, net of deferrals	504	40	1	61	606
Deferred acquisition and sales inducements amortization	157	4	—	9	170
Total Operating Benefits and Expenses	750	385	40	85	1,260

Pretax Adjusted Operating Earnings	$406	$(8)	$23	$(3)	$418

Three Months Ended March 31, 2021	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$995	$125	$—	$21	$1,141
Premiums	—	38	—	—	38
Net investment income	205	257	64	12	538
Income on operating derivatives	14	20	—	4	38
Other income	12	9	—	2	23
Total Operating Revenues	1,226	449	64	39	1,778

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	6	221	—	—	227
Interest credited on other contract holder funds, net of deferrals	67	103	52	—	222
Interest expense	5	—	1	—	6
Operating costs and other expenses, net of deferrals	476	41	1	56	574
Deferred acquisition and sales inducements amortization	104	5	—	7	116
Total Operating Benefits and Expenses	658	370	54	63	1,145

Pretax Adjusted Operating Earnings	$568	$79	$10	$(24)	$633

Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson to its affiliate PPM, which was $14 million and $15 million for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes the reconciling items from the non-GAAP measure of operating revenues to the GAAP measure of total revenues attributable to the Company (in millions):

	Three Months Ended March 31,
	2022	2021
Total operating revenues	$1,678	$1,778
Fees attributed to variable annuity benefit reserves	764	672
Net gains (losses) on derivatives and investments	1,570	2,667
Net investment income (loss) related to noncontrolling interests	31	68
Consolidated investments	(2)	31
Net investment income on funds withheld assets	260	291
Total revenues (1)	$4,301	$5,507
(1) Substantially all of the Company's revenues originated in the United States. There were no individual customers that exceeded 10% of total revenues.

The following table summarizes the reconciling items from the non-GAAP measure of operating benefits and expenses to the GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Three Months Ended March 31,
	2022	2021
Total operating benefits and expenses	$1,260	$1,145
Benefits attributed to variable annuity benefit reserves	39	38
Amortization of DAC and DSI related to non-operating revenues and expenses	345	696
SOP 03-1 reserve movements	269	18
Other items	2	24
Total benefits and expenses	$1,915	$1,921

The following table summarizes the reconciling items, net of deferred acquisition costs and deferred sales inducements, from the non-GAAP measure of pretax adjusted operating earnings to the GAAP measure of net income attributable to the Company (in millions):

	Three Months Ended March 31,
	2022	2021
Pretax adjusted operating earnings	$418	$633
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	764	672
Net movement in freestanding derivatives	(1,476)	(3,031)
Net reserve and embedded derivative movements	1,839	4,592
DAC and DSI impact	(345)	(696)
Assumption changes	—	—
Total guaranteed benefits and hedging results	782	1,537
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	898	1,050
Net investment income on funds withheld assets	260	291
Other items	(3)	7
Pretax income (loss) attributable to Jackson Financial Inc.	2,355	3,518
Income tax expense (benefit)	330	586
Net income (loss) attributable to Jackson Financial, Inc.	$2,025	$2,932

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

Debt Securities

The following table sets forth the composition of the fair value of debt securities at March 31, 2022 and December 31, 2021, classified by rating categories as assigned by nationally recognized statistical rating organizations (“NRSRO”), the National Association of Insurance Commissioners (“NAIC”), or if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by an NRSRO when NRSRO ratings are not equivalent and, for purposes of the table, if not otherwise rated by a NRSRO, the NAIC rating of a security is converted to an equivalent NRSRO-style rating. At March 31, 2022 and December 31, 2021, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $111 million and $13 million, respectively.

	Percent of Total Debt Securities Carrying Value
	March 31, 2022	December 31, 2021
Investment Rating
AAA	12.2%	14.5%
AA	9.9%	9.6%
A	29.4%	28.5%
BBB	41.4%	40.9%
Investment grade	92.9%	93.5%
BB	3.9%	3.6%
B and below	3.2%	2.9%
Below investment grade	7.1%	6.5%
Total debt securities	100.0%	100.0%

At March 31, 2022, based on ratings by NRSROs, of the total carrying value of debt securities in an unrealized loss position, 74% were investment grade, 4% were below investment grade and 22% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 19% of the aggregate gross unrealized losses on available-for-sale debt securities.

At December 31, 2021, based on ratings by NRSROs, of the total carrying value of debt securities in an unrealized loss position, 76% were investment grade, 2% were below investment grade and 22% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 16% of the aggregate gross unrealized losses on available for sale debt securities.

Corporate securities in an unrealized loss position were diversified across industries. As of March 31, 2022, the industries accounting for the largest percentage of unrealized losses included healthcare (12% of corporate gross unrealized losses) and financial services (11%). The largest unrealized loss related to a single corporate obligor was $40 million at March 31, 2022.

As of December 31, 2021, the industries accounting for the largest percentage of unrealized losses included financial services (16% of corporate gross unrealized losses) and consumer goods (15%). The largest unrealized loss related to a single corporate obligor was $16 million at December 31, 2021.

At March 31, 2022 and December 31, 2021, the amortized cost, gross unrealized gains and losses, fair value, and ACL of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
March 31, 2022	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$3,730	$—	$20	$479	$3,271
Other government securities	1,563	6	51	65	1,543
Public utilities	5,912	—	226	150	5,988
Corporate securities	29,801	22	474	1,375	28,878
Residential mortgage-backed	484	2	35	19	498
Commercial mortgage-backed	1,724	—	6	44	1,686
Other asset-backed securities	6,905	2	34	130	6,807
Total debt securities	$50,119	$32	$846	$2,262	$48,671

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2021	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,525	$—	$97	$301	$4,321
Other government securities	1,489	—	147	17	1,619
Public utilities	6,069	—	671	25	6,715
Corporate securities	29,701	—	1,682	237	31,146
Residential mortgage-backed	528	2	46	3	569
Commercial mortgage-backed	1,968	—	76	6	2,038
Other asset-backed securities	6,926	7	71	23	6,967
Total debt securities	$51,206	$9	$2,790	$612	$53,375

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

The amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of debt securities at March 31, 2022, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$946	$—	$7	$1	$952
Due after 1 year through 5 years	8,564	1	89	98	8,554
Due after 5 years through 10 years	14,129	21	172	602	13,678
Due after 10 years through 20 years	9,373	3	323	589	9,104
Due after 20 years	7,994	3	180	779	7,392
Residential mortgage-backed	484	2	35	19	498
Commercial mortgage-backed	1,724	—	6	44	1,686
Other asset-backed securities	6,905	2	34	130	6,807
Total	$50,119	$32	$846	$2,262	$48,671
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

Securities with a carrying value of $106 million and $117 million at March 31, 2022 and December 31, 2021, respectively, were on deposit with regulatory authorities, as required by law in various states in which business is conducted.

Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither explicitly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
March 31, 2022	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$172	$1	$5	$9	$167
Alt-A	86	1	16	2	99
Subprime	35	—	12	—	47
Total non-agency RMBS	$293	$2	$33	$11	$313

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2021	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$228	$1	$10	$2	$235
Alt-A	94	1	21	—	114
Subprime	39	—	13	—	52
Total non-agency RMBS	$361	$2	$44	$2	$401

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

The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	March 31, 2022			December 31, 2021
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$80	$431	18	$2	$107	16
Other government securities	65	538	57	17	252	23
Public utilities	109	2,037	240	17	721	93
Corporate securities	1,013	13,488	1,673	180	6,343	728
Residential mortgage-backed	15	266	194	3	174	109
Commercial mortgage-backed	35	1,105	156	5	314	37
Other asset-backed securities	127	4,198	490	22	3,224	338
Total temporarily impaired securities	$1,444	$22,063	2,828	$246	$11,135	1,344

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$399	$1,982	9	$299	$3,190	7
Other government securities	—	9	4	—	4	2
Public utilities	41	198	28	7	99	8
Corporate securities	362	1,967	223	58	661	69
Residential mortgage-backed	4	45	38	—	11	12
Commercial mortgage-backed	9	77	6	1	30	3
Other asset-backed securities	3	47	8	1	11	3
Total temporarily impaired securities	$818	$4,325	316	$366	$4,006	104

	Total			Total
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$479	$2,413	23	$301	$3,297	23
Other government securities	65	547	60	17	256	25
Public utilities	150	2,235	261	24	820	101
Corporate securities (1)	1,375	15,455	1,823	238	7,004	797
Residential mortgage-backed	19	311	231	3	185	121
Commercial mortgage-backed	44	1,182	161	6	344	40
Other asset-backed securities	130	4,245	498	23	3,235	341
Total temporarily impaired securities	$2,262	$26,388	3,057	$612	$15,141	1,448
(1) Certain corporate securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of March 31, 2022 did not require an impairment recognized in earnings as the Company did not intend to sell these debt securities, it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.

As of March 31, 2022, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. The Company performed a detailed analysis of the financial performance of the underlying issues in an unrealized loss position and determined that recovery of the entire amortized cost of each impaired security is expected. In addition, mortgage-backed and asset-backed securities were assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities, and prepayment rates. The Company estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. The forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, and other independent market data. Based upon this assessment of the expected credit losses of the security given the performance of the underlying collateral compared to subordination or other credit enhancement, the Company expects to recover the entire amortized cost of each impaired security.

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest of nil was written off both during the three months ended March 31, 2022 and 2021.

The rollforward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

March 31, 2022	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2022	$—	$—	$—	$—	$2	$—	$7	$9
Additions for which credit loss was not previously recorded	—	6	—	27	—	—	—	33
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	(5)	(5)
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	(5)	—	—	—	(5)
Balance at March 31, 2022 (2)	$—	$6	$—	$22	$2	$—	$2	$32

March 31, 2021	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2021	$—	$—	$—	$—	$—	$—	$14	$14
Additions for which credit loss was not previously recorded	—	—	—	—	1	—	—	1
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	(10)	(10)
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at March 31, 2021 (2)	$—	$—	$—	$—	$1	$—	$4	$5

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $385 million and $426 million as of March 31, 2022 and 2021, respectively, and was excluded from the determination of credit losses for the three months ended March 31, 2022 and 2021.

Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Debt securities (1)	$273	$323
Equity securities	1	—
Mortgage loans	73	82
Policy loans	17	19
Limited partnerships	108	243
Other investment income	1	4
Total investment income excluding funds withheld assets	473	671

Net investment income on funds withheld assets (see Note 8)	260	291

Investment expenses:
Derivative trading commission	(1)	(1)
Depreciation on real estate	(3)	(3)
Expenses related to consolidated entities (2)	(21)	(8)
Other investment expenses (3)	12	(22)
Total investment expenses	(13)	(34)
Net investment income	$720	$928
(1) Includes unrealized gains and losses on trading securities and includes $(10) million and $38 million as of March 31, 2022 and 2021, respectively, related to the change in fair value for securities carried under the fair value option.
(2) Includes management fees, administrative fees, legal fees, and other expenses related to the consolidation of certain investments.
(3) Includes interest expense and market appreciation on deferred compensation; investment software expense, custodial fees, and other bank fees; institutional product issuance related expenses; and other expenses.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $(18) million and $5 million, for the three months ended March 31, 2022 and 2021, respectively.

Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended March 31,
	2022	2021
Available-for-sale securities
Realized gains on sale	$24	$25
Realized losses on sale	(178)	(6)
Credit loss income (expense)	—	9
Credit loss income (expense) on mortgage loans	12	59
Other (1)	12	66
Net gains (losses) excluding derivatives and funds withheld assets	(130)	153
Net gains (losses) on derivative instruments (see Note 5)	707	1,655
Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	1,028	898
Total net gains (losses) on derivatives and investments	$1,605	$2,706

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

The aggregate fair value of securities sold at a loss for the three months ended March 31, 2022, and 2021 was $2,392 million and $297 million, which was approximately 92% and 98% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $4,013 million and $2,827 million during the three months ended March 31, 2022, and 2021, respectively.

There are inherent uncertainties in assessing the fair values assigned to the Company’s investments. The Company’s reviews of net present value and fair value involve several criteria including economic conditions, credit loss experience, other issuer-specific developments and estimated future cash flows. These assessments are based on the best available information at the time. Factors such as market liquidity, the widening of bid/ask spreads and a change in the cash flow assumptions can contribute to future price volatility. If actual experience differs negatively from the assumptions and other considerations used in the consolidated financial statements, unrealized losses currently reported in accumulated other comprehensive income (loss) may be recognized in the consolidated income statements in future periods.

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

Consolidated Variable Interest Entities ("VIEs")

The Company funds affiliated limited liability companies to facilitate the issuance of collateralized loan obligations ("CLOs"). The Company concluded that these limited liability companies are VIEs and that the Company is the primary beneficiary as it has the power to direct the most significant activities affecting the performance of the entity as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. In 2020, the Company sold the interest in one of the collateralized loan obligation issuances resulting in the reduction of consolidated assets and liabilities. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments.

Private Equity Funds III – VIII are limited partnership structures that invest the ownership capital in portfolios of various other limited partnership structures. The Company concluded that the Private Equity Funds are VIEs and that the Company is the primary beneficiary as it has the power to direct the most significant activities affecting the performance of the funds as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the funds. In the fourth quarter of 2021, the Company entered into a commitment to invest up to $300 million in the newly formed Private Equity Fund VIII. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments.

PPM has created and managed institutional share class mutual funds, where Jackson seeds new funds, or new share classes within a fund, when deemed necessary to develop the requisite track record prior to allowing investment by external parties. Jackson may sell its interest in the fund once opened to investment by external parties. The Company concluded that these funds are VIEs and that the Company is the primary beneficiary as it has both the power to direct the most significant activities of the VIE as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company’s exposure to loss related to these mutual funds is limited to the capital invested.

Asset and liability information for the consolidated VIEs included on the Condensed Consolidated Balance Sheets are as follows (in millions):

	March 31, 2022	December 31, 2021
Assets
Debt securities, at fair value under fair value option	$1,628	$1,546
Debt securities, trading	115	117
Equity securities	131	129
Limited partnerships	1,399	1,309
Cash and cash equivalents	63	120
Other assets	24	45
Total assets	$3,360	$3,266

Liabilities
Debt owed to non-controlling interests	$1,401	$1,404
Other liabilities	354	307
Total other liabilities	1,755	1,711
Securities lending payable	3	4
Total liabilities	$1,758	$1,715

Equity
Noncontrolling interests	$715	$680

Unconsolidated VIEs

The Company invests in certain limited partnerships ("LPs") and limited liability companies ("LLCs") that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs as it does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. In addition, the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities. Therefore, the Company does not consolidate these VIEs and the carrying amounts of the Company’s investments in these LPs and LLCs are recognized in other invested assets on the consolidated balance sheets. Unfunded capital commitments for these investments are detailed in Note 13. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to the LPs/LLCs, for both consolidated and unconsolidated VIEs, which was $4,261 million and $3,860 million as of March 31, 2022 and December 31, 2021, respectively. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

The Company invests in certain mutual funds that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs. Mutual funds for which the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities are recognized in equity securities on the Condensed Consolidated Balance Sheets and were $30 million and $33 million as of March 31, 2022 and December 31, 2021, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

The Company makes investments in structured debt securities issued by VIEs for which they are not the manager. These structured debt securities include RMBS, Commercial Mortgage-Backed Securities ("CMBS"), and asset-backed securities ("ABS"). The Company does not consolidate the securitization trusts utilized in these transactions because they do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. The Company does not consider its continuing involvement with these VIEs to be significant because they either invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the Company and the VIE. The Company’s maximum exposure to loss on these structured debt securities is limited to the amortized cost of these investments. The Company does not have any further contractual obligations to the VIE. The Company recognizes the variable interest in these VIEs at fair value on the consolidated balance sheets.

Commercial and Residential Mortgage Loans

Commercial mortgage loans of $10.6 billion and $10.5 billion at March 31, 2022 and December 31, 2021, respectively, are reported net of an allowance for credit losses of $78 million and $85 million at each date, respectively. At March 31, 2022, commercial mortgage loans were collateralized by properties located in 38 states, the District of Columbia, and Europe. Accrued interest receivable on commercial mortgage loans was $33 million and $32 million at March 31, 2022 and December 31, 2021, respectively.

Residential mortgage loans of $1,039 million and $939 million at March 31, 2022 and December 31, 2021, respectively, are reported net of an allowance for credit losses of $6 million and $9 million at each date, respectively. Loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe. Accrued interest receivable on residential mortgage loans was $11 million and $13 million at March 31, 2022 and December 31, 2021, respectively.

Mortgage Loan Concessions

In response to the adverse economic impact of the COVID-19 pandemic, the Company granted concessions to certain of its commercial mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act of 2021, and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by bank regulatory agencies, not to account for or report qualifying concessions as troubled debt restructurings and does not classify such loans as past due during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. For some commercial mortgage loan borrowers (principally in the hotel and retail sectors), the Company granted concessions which were primarily interest and/
or principal payment deferrals generally ranging from 6 to 14 months and, to a much lesser extent, maturity date extensions. Repayment periods are generally within one year but may extend until maturity date. Deferred commercial mortgage loan interest and principal payments were $10 million at March 31, 2022. The concessions granted had no impact on the Company’s results of operations or financial position as the Company has not granted concessions that would have been disclosed and accounted for as troubled debt restructurings.

Evaluation for Credit Losses on Mortgage Loans

The Company reviews mortgage loans that are not carried at fair value under the fair value option on a quarterly basis to estimate the ACL with changes in the ACL recorded in net gains (losses) on derivatives and investments. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. The Company utilizes a third-party forecasting model to estimate lifetime expected credit losses at a loan level for commercial mortgage loans. The model forecasts net operating income and property values for the economic scenario selected. The debt service coverage ratios (“DSCR”) and loan to values (“LTV”) are calculated over the forecastable period by comparing the projected net operating income and property valuations to the loan payment and principal amounts of each loan. The model utilizes historical mortgage loan performance based on DSCRs and LTV to derive probability of default and expected losses based on the economic scenario that is similar to the Company’s expectations of economic factors such as unemployment, GDP growth, and interest rates. The Company determined the forecastable period to be reasonable and supportable for a period of two years beyond the end of the reporting period. Over the following one-year period, the model reverts to the historical performance of the portfolio for the remainder of the contractual term of the loans. In cases where the Company does not have an appropriate length of historical performance, the relevant historical rate from an index or the lifetime expected credit loss calculated from the model may be used.

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

The following table provides a summary of the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

March 31, 2022	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2022	$19	$9	$28	$17	$12	$9	$94
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	2	—	(6)	(3)	—	(3)	(10)
Balance at March 31, 2022 (1)	$21	$9	$22	$14	$12	$6	$84

March 31, 2021	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2021	$58	$34	$25	$24	$24	$14	$179
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	(31)	(12)	(9)	(9)	(10)	6	(65)
Balance at March 31, 2021 (1)	$27	$22	$16	$15	$14	$20	$114

(1) Accrued interest receivable totaled $44 million and $35 million as of March 31, 2022 and 2021, respectively, and was excluded from the determination of credit losses.
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

At March 31, 2022, there was $19 million of recorded investment, $20 million of unpaid principal balance, no related loan allowance, $7 million of average recorded investment, and $1 million investment income recognized on impaired residential mortgage loans.

At December 31, 2021, there was $6 million of recorded investment, $7 million of unpaid principal balance, no related loan allowance, $2 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

The following tables provide information about the credit quality and vintage year of mortgage loans (in millions):

	March 31, 2022
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$161	$1,350	$1,348	$1,575	$1,515	$3,974	$4	$9,927	94%
70% - 80%	25	345	33	—	52	145	—	600	6%
80% - 100%	—	—	—	39	5	—	—	44	—%
Greater than 100%	—	—	—	—	—	10	—	10	—%
Total commercial mortgage loans	186	1,695	1,381	1,614	1,572	4,129	4	10,581	100%

Debt service coverage ratios:
Greater than 1.20x	150	944	863	1,513	1,211	3,756	4	8,441	80%
1.00x - 1.20x	36	553	375	83	89	78	—	1,214	11%
Less than 1.00x	—	198	143	18	272	295	—	926	9%
Total commercial mortgage loans	186	1,695	1,381	1,614	1,572	4,129	4	10,581	100%

Residential mortgage loans
Performing	90	303	45	41	17	401	—	897	86%
Nonperforming (2)	—	4	22	13	14	89	—	142	14%
Total residential mortgage loans	90	307	67	54	31	490	—	1,039	100%

Total mortgage loans	$276	$2,002	$1,448	$1,668	$1,603	$4,619	$4	$11,620	100%

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$1,270	$1,346	$1,592	$1,599	$1,305	$2,703	$4	$9,819	93%
70% - 80%	345	35	—	52	85	153	—	670	6%
80% - 100%	—	—	39	5	—	—	—	44	—%
Greater than 100%	—	—	—	—	—	10	—	10	—%
Total commercial mortgage loans	1,615	1,381	1,631	1,656	1,390	2,866	4	10,543	100%

Debt service coverage ratios:
Greater than 1.20x	796	974	1,532	1,293	1,257	2,609	4	8,465	80%
1.00x - 1.20x	651	329	81	90	11	68	—	1,230	12%
Less than 1.00x	168	78	18	273	122	189	—	848	8%
Total commercial mortgage loans	1,615	1,381	1,631	1,656	1,390	2,866	4	10,543	100%

Residential mortgage loans
Performing	268	22	18	16	7	396	—	727	77%
Nonperforming (2)	4	44	22	19	23	100	—	212	23%
Total residential mortgage loans	272	66	40	35	30	496	—	939	100%

Total mortgage loans	$1,887	$1,447	$1,671	$1,691	$1,420	$3,362	$4	$11,482	100%

	March 31, 2022
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,875	$—	$—	$—	$3,875
Hotel	1,049	—	—	—	1,049
Office	1,891	—	—	—	1,891
Retail	2,049	—	—	—	2,049
Warehouse	1,717	—	—	—	1,717
Total commercial	10,581	—	—	—	10,581
Residential (2)	897	—	123	19	1,039
Total	$11,478	$—	$123	$19	$11,620

	December 31, 2021
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,755	$—	$—	$—	$3,755
Hotel	1,054	—	—	—	1,054
Office	1,889	—	—	—	1,889
Retail	2,104	—	—	—	2,104
Warehouse	1,741	—	—	—	1,741
Total commercial	10,543	—	—	—	10,543
Residential (2)	727	—	206	6	939
Total	$11,270	$—	$206	$6	$11,482
(1)     At March 31, 2022 and December 31, 2021, includes mezzanine loans of $343 million and $278 million in the Apartment category, $76 million and $75 million in the Hotel category, $254 million and $252 million in the Office category, $26 million and $27 million in the Retail category, and $36 million and $26 million in the Warehouse category, respectively.
(2)    At March 31, 2022 and December 31, 2021, includes $119 million and $202 million of loans purchased when the loans were greater than 90 days delinquent and $17 million and $5 million of loans in process of foreclosure, and are supported with insurance or other guarantees provided by various governmental programs, respectively.

As of March 31, 2022 and December 31, 2021, there were no commercial mortgage loans involved in troubled debt restructuring, and stressed loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were nil.

Other Invested Assets

Other invested assets primarily include investments in Federal Home Loan Bank capital stock, limited partnerships (“LPs”), and real estate. Federal Home Loan Bank capital stock is carried at cost and adjusted for any impairment. At March 31, 2022 and December 31, 2021, FHLB capital stock had carrying value of $146 million and $125 million, respectively. Real estate is carried at the lower of depreciated cost or fair value. At March 31, 2022 and December 31, 2021, real estate totaling $242 million and $243 million, respectively, included foreclosed properties with a book value of $1 million at both March 31, 2022 and December 31, 2021. Carrying values for limited partnership investments are generally determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At March 31, 2022 and December 31, 2021, investments in LPs had carrying values of $3,016 million and $2,831 million, respectively.

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

Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of March 31, 2022 and December 31, 2021, the estimated fair value of loaned securities was $15 million and $17 million, respectively. The agreements require a minimum of 102 percent of the fair value of the loaned securities to be held as collateral, calculated on a daily basis. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At March 31, 2022 and December 31, 2021, cash collateral received in the amount of $15 million and $17 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Condensed Consolidated Balance Sheets. Short-term borrowings under such agreements averaged $210 million for three months ended March 31, 2022 and $1,548 million for the year ended December 31, 2021, with weighted average interest rates of 0.15% and 0.07%, respectively. At March 31, 2022 and December 31, 2021, the outstanding repurchase agreement balance was $584 million and $1,572 million, respectively, collateralized with U.S. Treasury notes and corporate securities and maturing within 30 days, and was included within repurchase agreements and securities lending payable in the Condensed Consolidated Balance Sheets. In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled nil during both the three months ended March 31, 2022, and 2021, respectively. The highest level of short-term borrowings at any month end was $584 million and $2,042 million for the three months ended March 31, 2022, and 2021, respectively.

5.    Derivative Instruments

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

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	March 31, 2022
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,784	$44	$55	$(11)
Equity index call options	30,500	391	—	391
Equity index futures (2)	20,220	—	—	—
Equity index put options	35,500	290	—	290
Interest rate swaps	7,728	143	—	143
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	22,000	—	343	(343)
Treasury futures (2)	16	—	—	—
Total freestanding derivatives	119,248	868	398	470
Embedded derivatives
VA embedded derivatives (3)	N/A	—	452	(452)
FIA embedded derivatives (4)	N/A	—	1,299	(1,299)
RILA embedded derivatives (4)	N/A	—	16	(16)
Total embedded derivatives	N/A	—	1,767	(1,767)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	13	1	12
Cross-currency forwards	1,296	45	6	39
Funds withheld embedded derivative (5)	N/A	1,161	—	1,161
Total derivatives related to funds withheld under reinsurance treaties	1,454	1,219	7	1,212
Total	$120,702	$2,087	$2,172	$(85)

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
(5) Included within funds withheld payable under reinsurance treaties on the Condensed Consolidated Balance Sheets.

	December 31, 2021
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,767	$55	$35	$20
Equity index call options	21,000	606	—	606
Equity index futures (2)	18,258	—	—	—
Equity index put options	27,500	150	—	150
Interest rate swaps	7,728	430	—	430
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	19,000	133	—	133
Treasury futures (2)	912	—	—	—
Total freestanding derivatives	97,665	1,374	35	1,339
Embedded derivatives
VA embedded derivatives (3)	N/A	—	2,626	(2,626)
FIA embedded derivatives (4)	N/A	—	1,439	(1,439)
RILA embedded derivatives (4)	N/A	—	6	(6)
Total embedded derivatives	N/A	—	4,071	(4,071)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	10	1	9
Cross-currency forwards	1,119	33	5	28
Funds withheld embedded derivative (5)	N/A	—	120	(120)
Total derivatives related to funds withheld under reinsurance treaties	1,277	43	126	(83)
Total	$98,942	$1,417	$4,232	$(2,815)

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

The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Three Months Ended March 31,
	2022	2021
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$(32)	$(65)
Equity index call options	(589)	132
Equity index futures	623	(1,293)
Equity index put options	(315)	(351)
Interest rate swaps	(261)	(265)
Interest rate swaps - cleared	(88)	(86)
Put-swaptions	(468)	(292)
Treasury futures	(311)	(773)
Fixed index annuity embedded derivatives	1	—
Registered index linked annuity embedded derivative	3	—
Variable annuity embedded derivatives	2,144	4,648
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	707	1,655
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	3	(2)
Cross-currency forwards	18	19
Treasury futures	—	—
Funds withheld embedded derivative	1,281	998
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	1,302	1,015
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$2,009	$2,670

All of the Company’s trade agreements for freestanding, over-the-counter derivatives, contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit. At March 31, 2022 and December 31, 2021, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $738 million and $1,376 million, respectively, and held collateral was $836 million and $1,576 million, respectively, related to these agreements. At March 31, 2022 and December 31, 2021, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $217 million and nil, respectively, and provided collateral was $324 million and nil, respectively, related to these agreements. If all of the downgrade provisions had been triggered at March 31, 2022 and December 31, 2021, in aggregate, the Company would have had to disburse $98 million and $200 million, respectively, and would have been allowed to claim $107 million and nil, respectively.

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

The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	March 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative
assets	$926	$—	$926	$188	$468	$234	$36
Financial Liabilities:
Freestanding derivative
liabilities	$405	$—	$405	$188	$—	$214	$3
Securities loaned	15	—	15	—	15	—	—
Repurchase agreements	584	—	584	—	—	584	—
Total financial liabilities	$1,004	$—	$1,004	$188	$15	$798	$3

(1) Represents the amount that could be offset under master netting or similar arrangements that management elects not to offset on the Condensed Consolidated Balance Sheets.
(2) Excludes initial margin amounts for exchange-traded derivatives.

	December 31, 2021
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

In the above tables, the amounts of assets or liabilities presented in the Company’s Condensed Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative liabilities of $1,767 million and $4,071 million as of March 31, 2022 and December 31, 2021, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative asset (liability) of $1,161 million $(120) million at March 31, 2022 and December 31, 2021.

6.     Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$48,671	$48,671	$53,375	$53,375
Equity securities	261	261	279	279
Mortgage loans (1)	11,620	11,638	11,482	11,910
Limited partnerships	3,016	3,016	2,831	2,831
Policy loans (1)	4,463	4,463	4,475	4,475
Freestanding derivative instruments	926	926	1,417	1,417
Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock	146	146	125	125
Cash and cash equivalents	2,674	2,674	2,623	2,623
GMIB reinsurance recoverable	232	232	262	262
Separate account assets	231,198	231,198	248,949	248,949

Liabilities
Annuity reserves (2)	38,164	39,694	40,389	50,116
Reserves for guaranteed investment contracts (3)	1,052	1,050	894	923
Trust instruments supported by funding agreements (3)	6,121	6,084	5,986	6,175
FHLB funding agreements (3)	2,000	1,956	1,950	1,938
Funds withheld payable under reinsurance treaties (1)	27,199	27,199	29,007	29,007
Long-term debt	2,640	2,572	2,649	2,745
Securities lending payable	15	15	17	17
Freestanding derivative instruments	405	405	41	41
Repurchase agreements	584	584	1,572	1,572
FHLB advances	500	500	—	—
Separate account liabilities	231,198	231,198	248,949	248,949
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

The Company performs an analysis on the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include initial and ongoing review of third-party pricing service methodologies, review of pricing statistics and trends, back testing recent trades and monitoring of trading volumes. In addition, the Company considers whether prices received from independent broker-dealers represent a reasonable estimate of fair value through the use of internal and external cash flow models, which are developed based on spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party may be adjusted accordingly.

For those securities that were internally valued at March 31, 2022 and December 31, 2021, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, is generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally, are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at March 31, 2022 and December 31, 2021. As a result of using the net asset value per share practical expedient, limited partnership interests are not classified in the fair value hierarchy.

The Company’s limited partnership interests are not redeemable and distributions received are generally the result of liquidation of the underlying assets of the partnerships. The Company generally has the ability under the partnership agreements to sell its interest to another limited partner with the prior written consent of the general partner. In cases when the Company expects to sell the limited partnership interest, the estimated sales price is used to determine the fair value rather than the practical expedient. These limited partnership interests are classified as Level 2 in the fair value hierarchy.

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

Freestanding Derivative Instruments

Freestanding derivative instruments are reported at fair value, which reflects the estimated amounts, net of payment accruals, which the Company would receive or pay upon sale or termination of the contracts at the reporting date. Changes in fair value are included in net gains (losses) on derivatives and investments. Freestanding derivatives priced using third party pricing services incorporate inputs that are predominantly observable in the market. Inputs used to value derivatives include interest rate swap curves, credit spreads, interest rates, counterparty credit risk, equity volatility and equity index levels.

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

Fair Value Option

The Company has elected the fair value option for certain funds withheld assets, which are held as collateral for reinsurance, totaling $3,634 million and $3,632 million at March 31, 2022 and December 31, 2021, respectively, as discussed above.

The Company elected the fair value option for debt securities related to certain consolidated investments totaling $1,628 million and $1,546 million at March 31, 2022 and December 31, 2021, respectively. These debt securities are reflected on the Company’s Condensed Consolidated Balance Sheets as debt securities, at fair value under the fair value option.

The Company elected the fair value option for certain mortgage loans held under the funds withheld reinsurance agreement. The fair value option was elected for these mortgage loans, purchased or funded after December 31, 2021, to mitigate inconsistency in earnings that would otherwise result between these mortgage loan assets and the funds withheld liability, including the associated embedded derivative, and are valued using third-party pricing services. Changes in fair value are reflected in net investment income on the Condensed Consolidated Income Statements.

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021 were as follows (in millions):

March 31,
2022
Fair value	$190
Aggregate contractual principal	191

As of March 31, 2022, no loans for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Condensed Consolidated Financial Statements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$3,271	$3,271	$—	$—
Other government securities	1,543	—	1,543	—
Public utilities	5,988	—	5,988	—
Corporate securities	28,878	—	28,864	14
Residential mortgage-backed	498	—	498	—
Commercial mortgage-backed	1,686	—	1,686	—
Other asset-backed securities	6,807	—	6,807	—
Equity securities	261	72	74	115
Mortgage loans	190	—	—	190
Limited partnerships (1)	1	—	—	1
Policy loans	3,472	—	—	3,472
Freestanding derivative instruments	926	—	926	—
Cash and cash equivalents	2,674	2,674	—	—
GMIB reinsurance recoverable	232	—	—	232
Separate account assets	231,198	—	231,198	—
Total	$287,625	$6,017	$277,584	$4,024

Liabilities
Embedded derivative liabilities (2)	$1,767	$—	$1,315	$452
Funds withheld payable under reinsurance treaties (3)	2,479	—	—	2,479
Freestanding derivative instruments	405	—	405	—
Total	$4,651	$—	$1,720	$2,931

(1) Excludes $3,015 million of limited partnership investments measured at NAV.

(2) Includes the embedded derivative liabilities of $452 million related to GMWB reserves included in reserves for future policy benefits and claims payable, $16 million of RILA and $1,299 million of fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $1,161 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	March 31, 2022
Assets	Total	Internal	External
Debt securities:
Corporate	$14	$—	$14
Equity securities	115	1	114
Mortgage loans	190	—	190
Limited partnerships	1	1	—
Policy loans	3,472	3,472	—
GMIB reinsurance recoverable	232	232	—
Total	$4,024	$3,706	$318

Liabilities
Embedded derivative liabilities (1)	$452	$452	$—
Funds withheld payable under reinsurance treaties (2)	2,479	2,479	—
Total	$2,931	$2,931	$—

(1) Includes the embedded derivative related to GMWB reserves.
(2) Includes the Athene embedded derivative asset of $1,161 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on significant internally-priced Level 3 assets and liabilities (in millions):

As of March 31, 2022
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
GMIB reinsurance recoverable	$232	Discounted cash flow	Mortality(1)	0.01% - 23.42%	Decrease
			Lapse(2)	3.30% - 9.00%	Decrease
			Utilization(3)	0.00% - 20.00%	Increase
			Withdrawal(4)	3.75% - 4.50%	Increase
			Nonperformance risk(5)	0.31% - 1.83%	Decrease
			Long-term Equity Volatility(6)	18.50% - 22.44%	Increase

Liabilities
Embedded derivative liabilities	$452	Discounted cash flow	Mortality(1)	0.04% - 21.45%	Decrease
			Lapse(2)	0.20% - 30.90%	Decrease
			Utilization(3)	5.00% - 100.00%	Increase
			Withdrawal(4)	58.00% - 97.00%	Increase
			Nonperformance risk(5)	0.31% - 1.83%	Decrease
			Long-term Equity Volatility(6)	18.50% - 22.44%	Increase

(1)    Mortality rates vary by attained age, tax qualification status, GMWB benefit election, and duration. The range displayed reflects ages from the minimum issue age for the benefit through age 95, which corresponds to the typical maturity age. A mortality improvement assumption is also applied.
(2)     Base lapse rates vary by contract-level factors, such as product type, surrender charge schedule and optional benefits election. Lapse rates are further adjusted based on the degree to which a guaranteed benefit is in-the-money, with lower lapse applying when benefits are more in-the-money. Lapse rates are also adjusted to reflect lower lapse expectations when GMWB benefits are utilized.
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
(5)    Nonperformance risk spread varies by projection year.
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
(2)     Base lapse rates vary by contract-level factors, such as product type, surrender charge schedule and optional benefits election. Lapse rates are further adjusted based on the degree to which a guaranteed benefit is in-the-money, with lower lapse applying when benefits are more in-the-money. Lapse rates are also adjusted to reflect lower lapse expectations when GMWB benefits are utilized.
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
(5)    Nonperformance risk spread varies by projection year.
(6)    Long-term equity volatility represents the equity volatility beyond the period for which observable equity volatilities are available.

Sensitivity to Changes in Unobservable Inputs

The following is a general description of sensitivities of significant unobservable inputs and their impact on the fair value measurement for the assets and liabilities reflected in the tables above.

At both March 31, 2022 and December 31, 2021, securities of $2 million are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

Policy loans that support funds withheld reinsurance agreements that are held at fair value under the fair value option on the Company’s Condensed Consolidated Balance Sheets are excluded from the tables above. These policy loans do not have a stated maturity and the balances, plus accrued investment income, are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans, which includes accrued investment income, approximates fair value and have been classified as Level 3 within the fair value hierarchy.

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

The tables below provide rollforwards for the three months ended March 31, 2022, and 2021 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		January 1,	Net	Comprehensive	and	(out of)	March 31,
March 31, 2022		2022	Income	Income	Settlements	Level 3	2022
Assets
	Debt securities
	Corporate securities	$9	$—	$—	$2	$3	$14
	Equity securities	112	3	—	—	—	115
	Mortgage loans	—	2	—	188	—	190
	Limited partnerships	1	—	—	—	—	1
	GMIB reinsurance recoverable	262	(30)	—	—	—	232
	Policy loans	3,467	60	—	(55)	—	3,472

Liabilities
	Embedded derivative liabilities	$(2,626)	$2,174	$—	$—	$—	$(452)
	Funds withheld payable under reinsurance treaties	(3,759)	1,220	—	60	—	(2,479)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		January 1,	Net	Comprehensive	and	(out of)	March 31,
March 31, 2021		2021	Income	Income	Settlements	Level 3	2021
Assets
	Debt securities
	Corporate securities	$29	$1	$—	$2	$(13)	$19
	Equity securities	104	(2)	—	—	—	102
	Limited partnerships	1	—	—	—	—	1
	GMIB reinsurance recoverable	340	(74)	—	—	—	266
	Policy loans	3,454	55	—	(23)	—	3,486

Liabilities
	Embedded derivative liabilities	$(5,592)	$4,723	$—	$—	$—	$(869)
	Funds withheld payable under reinsurance treaties	(4,453)	914	2	51	—	(3,486)

The components of the amounts included in purchases, sales, issuances and settlements for the three months ended March 31, 2022, and 2021 shown above are as follows (in millions):

March 31, 2022	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$2	$—	$—	$—	$2
Mortgage loans	188	—	—	—	188
Policy loans	—	—	30	(85)	(55)
Total	$190	$—	$30	$(85)	$135

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(31)	$91	$60

March 31, 2021	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$2	$—	$—	$—	$2
Policy loans	—	—	28	(51)	(23)
Total	$2	$—	$28	$(51)	$(21)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(83)	$134	$51
For the three months ended March 31, 2022, and 2021, there were no transfers from Level 3 to NAV. For the three months ended March 31, 2022, transfers from Level 3 to Level 2 of the fair value hierarchy were $4 million and transfers from Level 2 to Level 3 were $7 million. For the three months ended March 31, 2021, transfers from Level 3 to Level 2 of the fair value hierarchy were $18 million and transfers from Level 2 to Level 3 were $5 million.

The portion of gains (losses) included in net income (loss) or other comprehensive income (loss) ("OCI") attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Three Months Ended March 31,
	2022		2021
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$—	$—	$1	$—
Equity securities	3	—	(2)	—
Mortgage loans	2	—	—	—
GMIB reinsurance recoverable	(30)	—	(74)	—
Policy loans	60	—	—	—

Liabilities
Embedded derivative liabilities	$2,174	$—	$4,723	$—
Funds withheld payable under reinsurance treaties	1,220	—	(998)	—

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

Mortgage loans held under the funds withheld reinsurance agreement are valued using third-party pricing services, which may use economic inputs, geographical information, and property specific assumptions in deriving the fair value price. The Company reviews the valuations from these pricing providers to ensure they are reasonable. Due to lack of observable inputs, these investments have been classified as Level 3 within the fair value hierarchy.

Policy Loans

Policy loans are funds provided to policyholders in return for a claim on the policies values and function like demand deposits which are redeemable upon repayment, death or surrender, and there is only one market price at which the transaction could be settled – the then current carrying value. The funds provided are limited to the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The non-reinsurance related component of policy loans has been classified as Level 3 within the fair value hierarchy.

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

	March 31, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$11,430	$11,448	$—	$—	$11,448
Policy loans	991	991	—	—	991
FHLBI capital stock	146	146	146	—	—

Liabilities
Annuity reserves (1)	$36,397	$37,927	$—	$—	$37,927
Reserves for guaranteed investment contracts (2)	1,052	1,050	—	—	1,050
Trust instruments supported by funding agreements (2)	6,121	6,084	—	—	6,084
FHLB funding agreements (2)	2,000	1,956	—	—	1,956
Funds withheld payable under reinsurance treaties (3)(4)	23,867	23,867	524	18,365	4,978
Debt	2,640	2,572	—	2,572	—
Securities lending payable	15	15	—	15	—
FHLB advances	500	500	—	500	—
Repurchase agreements	584	584	—	584	—
Separate Account Liabilities (5)	231,198	231,198	—	231,198	—

	December 31, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$11,482	$11,910	$—	$—	$11,910
Policy loans	1,008	1,008	—	—	1,008
FHLBI capital stock	125	125	125	—	—

Liabilities
Annuity reserves (1)	$36,318	$46,045	$—	$—	$46,045
Reserves for guaranteed investment contracts (2)	894	923	—	—	923
Trust instruments supported by funding agreements (2)	5,986	6,175	—	—	6,175
FHLB funding agreements (2)	1,950	1,938	—	—	1,938
Funds withheld payable under reinsurance treaties (3)	24,533	24,533	537	19,127	4,869
Debt	2,649	2,745	—	2,745	—
Securities lending payable	17	17	—	17	—
FHLB advances	—	—	—	—	—
Repurchase agreements	1,572	1,572	—	1,572	—
Separate Account Liabilities (5)	248,949	248,949	—	248,949	—

(1) Annuity reserves represent only the components of other contract holder funds that are considered to be financial instruments.
(2) Included as a component of other contract holder funds on the Condensed Consolidated Balance Sheets.
(3) Excludes $742 million and $715 million of limited partnership investments measured at NAV at March 31, 2022 and December 31, 2021, respectively.
(4) Excludes $111 million of non-financial instruments at March 31, 2022.
(5) The values of separate account liabilities are set equal to the values of separate account assets.

7.    Deferred Acquisition Costs

The balances of, and changes, in deferred acquisition costs were as follows (in millions):
.

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$14,249	$13,897
Deferrals of acquisition costs	179	199
Amortization	(515)	(812)
Unrealized investment (gains) losses	124	108
Balance, end of period	$14,037	$13,392
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data of the Company’s annual report on Form 10-K for the year ended December 31, 2021, for more information regarding deferred acquisition costs.

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

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020 to reinsure on 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.2 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $360 million at March 31, 2022.

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

The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the Condensed Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2022	2021
Assets
Debt securities, available-for-sale	$17,128	$19,094
Debt securities, at fair value under the fair value option	158	164
Equity securities	99	116
Mortgage loans	4,666	4,739
Mortgage loans, at fair value under the fair value option	190	—
Policy loans	3,490	3,483
Freestanding derivative instruments, net	51	37
Other invested assets	793	715
Cash and cash equivalents	450	438
Accrued investment income	156	162
Other assets and liabilities, net	(47)	(56)
Total assets (1)	$27,134	$28,892

Liabilities
Funds held under reinsurance treaties (2)	$27,199	$29,007
Total liabilities	$27,199	$29,007
(1)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $1,161 million and $(120) million at March 31, 2022 and December 31, 2021, respectively.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Debt securities (1)	$150	$203
Equity securities	(16)	(1)
Mortgage loans (2)	52	35
Policy loans	80	81
Limited partnerships	16	3
Total investment income on funds withheld assets	282	321
Other investment expenses on funds withheld assets (3)	(22)	(30)
Total net investment income on funds withheld reinsurance treaties	$260	$291

(1)    Includes $(6) million and $(1) as of March 31, 2022 and 2021, respectively, related to the change in fair value for securities carried under the fair value option.
(2)    Includes $2 million and nil as of March 31, 2022 and 2021, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Available-for-sale securities
Realized gains on sale	$37	$173
Realized losses on sale	(27)	(2)
Credit loss expense	(28)	—
Credit loss expense on mortgage loans	(2)	7
Other	(16)	(8)
Net gains (losses) on non-derivative investments	(36)	170
Net gains (losses) on derivative instruments	21	17
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	1,043	711
Total net gains (losses) on derivatives and investments	$1,028	$898

(1) Includes the Athene embedded derivative gain (loss) of $1,281 million and $998 million for the three months ended March 31, 2022, and 2021, respectively.
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

Components of the Company’s reinsurance recoverable were as follows (in millions):

	March 31,	December 31,
	2022	2021
Reserves:
Life	$5,764	$5,829
Accident and health	543	547
Guaranteed minimum income benefits	232	262
Other annuity benefits (1)	24,981	25,625
Claims liability and other	882	863
Total	$32,402	$33,126
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

The following table sets forth the Company’s reserves for future policy benefits and claims payable balances (in millions):

	March 31,	December 31,
	2022	2021
Traditional life	$4,127	$4,187
Guaranteed benefits (1)	3,487	5,477
Claims payable	1,135	1,050
Accident and health	1,194	1,204
Group payout annuities	4,819	4,895
Other	805	816
Total	$15,567	$17,629
(1)     Primarily includes the embedded derivative liabilities related to the GMWB reserve.

The following table sets forth the Company’s liabilities for other contract holder funds balances (in millions):

	March 31,	December 31,
	2022	2021
Interest-sensitive life	$11,438	$11,570
Variable annuity fixed option	10,367	10,030
RILA (1)	305	110
Fixed annuity	15,561	15,816
Fixed index annuity (2)	12,999	13,333
GICs, funding agreements and FHLB advances	9,173	8,830
Total	$59,843	$59,689
(1) Includes the embedded derivative liabilities related to RILA of $16 million and $6 million at March 31, 2022 and December 31, 2021, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity of $1,299 million and $1,439 million at March 31, 2022 and December 31, 2021, respectively.

For interest-sensitive life contracts, liabilities approximate the policyholder’s account value, plus the remaining balance of the fair value adjustment related to previously acquired business, which is further discussed below. The liability for fixed index annuities and registered index linked annuities is based on three components, 1) the imputed value of the underlying guaranteed host contract, 2) the fair value of the embedded option component of the contract, and 3) the liability for guaranteed benefits related to the optional lifetime income rider. For fixed annuities, variable annuity fixed option, and other investment contracts, as included in the above table, the liability is the account value, plus the unamortized balance of the fair value adjustment related to previously acquired business. For payout annuities, as included in the above table, reserves are determined under the methodology for limited-payment contracts (for those with significant life contingencies) or using a constant yield method and assumptions as of the issue date for mortality, interest rates, lapse and expenses plus provisions for adverse deviations. At March 31, 2022, the Company had interest sensitive life business with minimum guaranteed interest rates ranging from 2.5% to 6.0% with a 4.68% average guaranteed rate and fixed interest rate annuities with minimum guaranteed rates ranging from 1.0% to 5.5% and a 1.99% average guaranteed rate.

At March 31, 2022 and December 31, 2021, approximately 93% and 94%, respectively, of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates. The following tables show the distribution of the annuity account values within the presented ranges of minimum guaranteed interest rates, excluding the reinsured business (in millions):

	March 31,2022
Minimum Guaranteed Interest Rate	Account Value
	Fixed	Fixed Index	RILA	Variable	Total
1.0%	$162	$295	$4	$6,304	$6,765
>1.0% - 2.0%	55	1	—	213	269
>2.0% - 3.0%	1,105	176	—	3,276	4,557
>3.0% - 4.0%	588	—	—	—	588
>4.0% - 5.0%	276	—	—	—	276
>5.0% - 5.5%	71	—	—	—	71
Subtotal	2,257	472	4	9,793	12,526
Ceded reinsurance	11,853	12,527	—	—	24,380
Total	$14,110	$12,999	$4	$9,793	$36,906

	December 31, 2021
Minimum Guaranteed Interest Rate	Account Value
	Fixed	Fixed Index	RILA	Variable	Total
1.0%	$156	$279	$1	$5,988	$6,424
>1.0% - 2.0%	57	1	—	214	272
>2.0% - 3.0%	1,113	183	—	3,254	4,550
>3.0% - 4.0%	594	—	—	—	594
>4.0% - 5.0%	276	—	—	—	276
>5.0% - 5.5%	72	—	—	—	72
Subtotal	2,268	463	1	9,456	12,188
Ceded reinsurance	12,086	12,870	—	—	24,956
Total	$14,354	$13,333	$1	$9,456	$37,144

At both March 31, 2022 and December 31, 2021, approximately 80% of the Company’s interest sensitive life business account values correspond to crediting rates that are at the minimum guaranteed interest rates. The following table shows the distribution of the interest sensitive life business account values within the presented ranges of minimum guaranteed interest rates, excluding the business that is subject to the previously mentioned retro treaties (in millions):

	March 31,	December 31,
Minimum Guaranteed Interest Rate	2022	2021
	Account Value - Interest Sensitive Life
>2.0% - 3.0%	$249	$252
>3.0% - 4.0%	2,707	2,742
>4.0% - 5.0%	2,367	2,387
>5.0% - 6.0%	1,938	1,967
Subtotal	7,261	7,348
Retro treaties	4,177	4,222
Total	$11,438	$11,570

The Company has established a $23 billion aggregate Global Medium Term Note ("MTN") program. Jackson National Life Global Funding was formed as a statutory business trust, solely for the purpose of issuing Medium Term Note instruments to institutional investors, the proceeds of which are deposited with the Company and secured by the issuance of funding agreements. The carrying values at March 31, 2022 and December 31, 2021 totaled $6.1 billion and $6.0 billion, respectively.

Those Medium-Term Note instruments issued in a foreign currency have been hedged for changes in exchange rates using cross-currency swaps. The unrealized foreign currency gains and losses on those Medium-Term Note instruments are included in the carrying value of the trust instruments supported by funding agreements.

Trust instrument liabilities are adjusted to reflect the effects of foreign currency translation gains and losses using exchange rates as of the reporting date. Foreign currency translation gains and losses are included in net gains (losses) on derivatives and investments.

Jackson and Squire Re are members of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of long-term notes or funding agreements issued to FHLBI. At March 31, 2022 and December 31, 2021, the Company held $146 million and $125 million of FHLBI capital stock, respectively, supporting $2.6 billion and $2.0 billion in funding agreements and long-term borrowings at March 31, 2022 and December 31, 2021, respectively.

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

At March 31, 2022 and December 31, 2021, the Company provided variable annuity contracts with guarantees, for which the net amount at risk is defined as the amount of guaranteed benefit in excess of current account value, as follows (dollars in millions):

	Minimum Return	Account Value	Net Amount at Risk	Weighted Average Attained Age	Average Period until Expected Annuitization

March 31, 2022
Return of net deposits plus a minimum return
GMDB	0-6%	$179,752	$3,147	68.9 years
GMWB - Premium only	0%	2,671	15
GMWB	0-5%*	216	9
Highest specified anniversary account value minus withdrawals post-anniversary
GMDB		13,574	803	70 years
GMWB - Highest anniversary only		3,596	173
GMWB		1,016	61
Combination net deposits plus minimum return, highest specified anniversary account value minus withdrawals post-anniversary
GMDB	0-6%	9,126	1,090	72 years
GMIB	0-6%	1,510	546		0.5 years
GMWB	0-8%*	167,956	12,593

				Weighted Average Attained Age	Average Period until Expected Annuitization
	Minimum Return	Account Value	Net Amount at Risk

December 31, 2021
Return of net deposits plus a minimum return
GMDB	0-6%	$194,060	$2,124	68.7 years
GMWB - Premium only	0%	2,937	7
GMWB	0-5%*	245	8
Highest specified anniversary account value minus withdrawals post-anniversary
GMDB		14,806	93	69.8 years
GMWB - Highest anniversary only		3,919	33
GMWB		643	44
Combination net deposits plus minimum return, highest specified anniversary account value minus withdrawals post-anniversary
GMDB	0-6%	9,896	522	71.9 years
GMIB	0-6%	1,662	463		0.5 years
GMWB	0-8%*	181,457	4,295

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

Account balances of contracts with guarantees were invested in variable separate accounts as follows (in millions):

	March 31,	December 31,
	2022	2021
Fund type:
Equity	$142,087	$154,368
Bond	18,803	20,207
Balanced	40,466	43,185
Money market	1,886	1,564
Total	$203,242	$219,324

GMDB liabilities reflected in the general account were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Balance as of beginning of period	$1,370	$1,418
Incurred guaranteed benefits	255	44
Paid guaranteed benefits	(36)	(32)
Balance as of end of period	$1,589	$1,430

The GMDB liability is determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the liability balance through the Condensed Consolidated Income Statements, within death, other policy benefits and change in policy reserves, if actual experience or other evidence suggests that earlier assumptions should be revised.

The following assumptions and methodology were used to determine the GMDB liability at both March 31, 2022 and December 31, 2021 (except where otherwise noted):

•Use of a series of stochastic investment performance scenarios, based on historical average market volatility.
•Mean investment performance assumption of 7.15%, after investment management fees, but before external investment advisory fees and mortality and expense charges.
•Mortality equal to 38% to 100% of the 2012 Individual Annuity Mortality ("IAM") basic table improved using Scale G2 through 2020.
•Lapse rates varying by contract type, duration and degree the benefit is in-the-money and ranging from 0.3% to 27.9% (before application of dynamic adjustments).
•Discount rates: 7.15% on 2020 and later issues, 7.4% on 2013 through 2019 issues, 8.4% on 2012 and prior issues.

Most GMWB reserves are considered to be derivatives under current accounting guidance and are recognized at fair value, as previously defined, with the change in fair value reported in net income (as net gains (losses) on derivatives and investments). The fair value of these liabilities is determined using stochastic modeling and inputs as further described in Note 6. The fair valued GMWB had a reserve liability of $452 million and $2,626 million at March 31, 2022 and December 31, 2021, respectively, and was reported in reserves for future policy benefits and claims payable.

The Company has also issued certain GMWB products that guarantee payments over a lifetime. Reserves for the portion of these benefits after the point where the guaranteed withdrawal balance is exhausted are calculated using assumptions and methodology similar to the GMDB liability. At March 31, 2022 and December 31, 2021, these GMWB reserves totaled $223 million and $196 million, respectively, and were reported in reserves for future policy benefits and claims payable.

GMAB benefits were offered on some variable annuity products. However, the Company no longer offers these benefits and all have expired as of June 30, 2021.

The direct GMIB liability is determined at each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating the direct GMIB liability are consistent with those used for calculating the GMDB liability. At March 31, 2022 and December 31, 2021, GMIB reserves before reinsurance totaled $97 million and $78 million, respectively.

Other Liabilities – Insurance and Annuitization Benefits

The Company has established additional reserves for life insurance business for universal life plans with secondary guarantees, interest-sensitive life plans that exhibit “profits followed by loss” patterns and account balance adjustments to tabular guaranteed cash values on one interest-sensitive life plan.

Liabilities for these benefits, as established according to the methodologies described below, are as follows:

	March 31, 2022			December 31, 2021
Benefit Type	Liability (in millions)	Net Amount at Risk (in millions)	Weighted Average Attained Age	Liability (in millions)	Net Amount at Risk (in millions)	Weighted Average Attained Age
Insurance benefits *	$942	$18,203	64.4 years	$943	$18,506	64.0 years
Account balance adjustments	141	N/A	N/A	141	N/A	N/A
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
•Discount rates equal to credited interest rates, approximately 3.0% to 5.5% at both March 31, 2022 and December 31, 2021.

The Company also has a small closed block of two-tier annuities, where different crediting rates are used for annuitization and surrender benefit calculations. A liability is established to cover future annuitization benefits in excess of surrender values and was immaterial to the Condensed Consolidated Financial Statements at both March 31, 2022 and December 31, 2021, respectively. The Company also offers an optional lifetime income rider with certain of its fixed index annuities. The liability established for this rider before reinsurance was $41 million and $37 million at March 31, 2022 and December 31, 2021, respectively.

11.     Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of $500 million and nil were outstanding at March 31, 2022 and December 31, 2021, respectively, and were recorded in other liabilities.

12.     Income Taxes

The Company uses the estimated annual effective tax rate (“ETR”) method in computing the interim tax provision. Certain items, including those deemed unusual, infrequent, or that cannot be reliably estimated, are treated as discrete items and excluded from the estimated annual ETR. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual ETR, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions and are recorded in the period in which the change occurs. The estimated annual ETR is revised, as necessary, at the end of successive interim reporting periods.

The Company’s effective income tax rate was 14.0% for the three months ended March 31, 2022, compared with 16.7% for the same period in 2021. The effective tax rate differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of foreign tax credits. The effective tax rate differs for the three months ended March 31, 2022 and March 31, 2021 due to the relationship of taxable income to consolidated pre-tax income. The effective tax rate differs for the three months ended March 31, 2022 from the full year-ended December 31, 2021 effective tax rate of 15.9% due to the relationship of taxable income to consolidated pre-tax income, the provision-to-return adjustments recorded in 2021 and the net interest related to income taxes recorded in 2021.

13.    Commitments and Contingencies

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

At March 31, 2022, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $1,807 million. At March 31, 2022, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $1,956 million.

14.    Other Related Party Transactions

The Company's investment management operation, PPM, provides investment services to certain Prudential affiliated entities. The Company recognized $9 million and $10 million of revenue during the three months ended March 31, 2022, and 2021, associated with these investment services. This revenue was included in fee income in the accompanying Condensed Consolidated Income Statements.
The investments in the segregated account related to the coinsurance agreement with Athene are subject to an investment management agreement between Jackson and Apollo Insurance Solutions Group LP (“Apollo”), which merged with Athene in 2022. Apollo management fees, which are calculated and paid monthly in arrears, are paid directly from the funds withheld account, administered by Athene. These payments were $22 million and $28 million during the three months ended March 31, 2022, and 2021, associated with these services.

15.    Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Three Months Ended March 31,
	2022	2021
Asset-based commission expenses	$275	$267
Other commission expenses	240	266
General and administrative expenses	271	264
Deferral of acquisition costs	(179)	(199)
Total operating costs and other expenses	$607	$598

16.    Accumulated Other Comprehensive Income (Loss)

The following table represents changes in the balance of AOCI, net of income tax, related to unrealized investment gains (losses) (in millions):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period (1)	$1,744	$3,821

Change in unrealized appreciation (depreciation) of investments	(3,581)	(3,092)
Change in unrealized appreciation (depreciation) - other	171	155
Change in deferred tax asset	738	636
Other comprehensive income (loss) before reclassifications	(2,672)	(2,301)
Reclassifications from AOCI, net of tax	(11)	(77)
Other comprehensive income (loss)	(2,683)	(2,378)
Balance, end of period (1)	$(939)	$1,443
(1)Includes $(686) million and $287 million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of March 31, 2022 and December 31, 2021, respectively.

The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statement

	Three Months Ended March 31,
	2022	2021
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$(31)	$(102)	Net gains (losses) on derivatives and investments
Other impaired securities	18	—	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	(13)	(102)
Amortization of deferred acquisition costs	(2)	5
Reclassifications, before income taxes	(15)	(97)
Income tax expense (benefit)	(4)	(20)
Reclassifications, net of income taxes	$(11)	$(77)

17.    Equity

Common Stock

The Company has two classes of common stock: Class A Common Stock and Class B Common Stock. Both classes have a par value of $0.01 per share. Each share of Class A Common Stock is entitled to one vote per share. Each share of Class B Common Stock is entitled to one-tenth of one vote per share. Except for voting rights, the Company’s Class A Common Stock and Class B Common Stock have the same dividend rights, are equal in all respects, and are otherwise treated as if they were one class of shares. At March 31, 2022 and December 31, 2021, the Company was authorized to issue up to 900 million shares of Class A Common Stock and 100 million shares of Class B Common Stock.

Share Repurchases

On February 28, 2022, our Board of Directors authorized an increase of $300 million in our existing share repurchase authorization of JFI's Class A Common Stock. As of May 4, 2022, the Company had remaining authority to purchase $230 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

The following table represents share repurchase activities:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2021(October 1 - December 31)	5,778,649	$211	$36.51
Total 2021	5,778,649	211	36.51
2022 (January 1- March 31)	3,433,610	140	40.84
2022 (April 1- May 4)	433,299	19	43.37
Total 2022	3,866,909	$159	$41.12

The following table represents changes in the balance of common shares outstanding:

	Common Stock	Treasury Stock	Total Common Stock Outstanding
Shares outstanding at December 31, 2021	94,464,343	(5,778,649)	88,685,694
Share-based compensation programs (1)	2,706	8,818	11,524
Shares repurchased under repurchase program	—	(3,433,610)	(3,433,610)
Shares outstanding at March 31, 2022	94,467,049	(9,203,441)	85,263,608

(1) Represents net shares issued from treasury pursuant to the Company’s share-based compensation programs.

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

On March 12, 2022, we repurchased 750,000 shares of our Class A Common Stock from Athene. The price per share in the repurchase was $37.89.

Dividends to Shareholders

Any declaration of cash dividends will be at the discretion of JFI’s Board of Directors and will depend on our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, contractual restrictions with respect to paying cash dividends, restrictions imposed by Delaware law, general business conditions and any other factors that JFI’s Board of Directors deems relevant in making any such determination. Therefore, there can be no assurance that we will pay any cash dividends to holders of our common stock or approve any stock repurchase program, or as to the amount of any such cash dividends or stock repurchases.

The following table presents declaration date, record date, payment date and dividends paid on per JFI’s Class A and Class B common shares:

Three Months Ended	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
03/31/2022	February 28, 2022	March 14, 2022	March 23, 2022	$0.55
03/31/2021	N/A	N/A	N/A	N/A

18.    Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial Inc. shareholders by the weighted-average number of Class A and Class B common shares outstanding during the period. Except for voting rights, the Company’s Class A Common Stock and Class B Common Stock have the same dividend rights, are equal in all respects, and are otherwise treated as if they were one class of shares, including the treatment for the earnings per share calculations. Diluted earnings per share is calculated by dividing the net income (loss) attributable to Jackson Financial Inc. shareholders, by the weighted-average number of shares of Class A Common Stock and Class B Common Stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. For the three months ended March 31, 2021, the Company did not have any outstanding share-based awards involving the issuance of the Company’s equity and, therefore, no impact to the diluted earnings per share calculation. The Company grants share-based awards subject to vesting provisions as provided in the Company's 2021 Omnibus Incentive Plan, which have a dilutive effect. See Note 16 for further description of share-based awards in the Company's Annual Report on Form 10-K for year ended December 31, 2021.

The following table sets forth the calculation of earnings per common share:

	Three Months Ended March 31,
	2022	2021
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$2,025	$2,932

Weighted average shares of common stock outstanding - basic	86,352,586	94,464,343
Dilutive common shares	3,607,276	—
Weighted average shares of common stock outstanding - diluted	89,959,862	94,464,343

Earnings per share—common stock
Basic	$23.45	$31.03
Diluted	$22.51	$31.03

19.    Subsequent Events

The Company has evaluated subsequent events through the date these Condensed Consolidated Financial Statements were issued.

Dividends Declared to Shareholders

On May 9, 2022, our Board of Directors approved a second quarter cash dividend on JFI's Class A Common Stock of $0.55 per share, payable on June 16, 2022 to shareholders of record on June 2, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
•    operational failures, including failure of our information technology systems, failure to protect the confidentiality of customer information or proprietary business information, and disruptions from third-party outsourcing partners;
•    a failure to adequately describe and administer, or meet any of the complex product and regulatory requirements relating to, the many complex features and options contained in our annuities;
•adverse impacts on our results of operations and capitalization as a result of optional guaranteed benefits within certain of our annuities;
•models that rely on a number of estimates, assumptions, sensitivities and projections, which models inform our business decisions and strategy, and which may contain misjudgments and errors and may not be as predictive as desired;
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

The risks and uncertainties included here are not exhaustive. Our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 7, 2022, (the "2021 Annual Report") and other reports filed with the United States Securities and Exchange Commission (“SEC”) includes additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

Available Information

We make available free of charge, through our website, investors.jackson.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statements, and any amendments to those reports or statements as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC. We use our website as a routine channel for distribution of important information, including news releases, analyst presentations, financial information, and corporate governance information. The content of Jackson’s website is not incorporated by reference into this Form 10-K or in any other report or document filed with the SEC, and any references to Jackson’s website are intended to be inactive textual references only. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Principal Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI")
Jackson	Jackson National Life Insurance Company, a Company subsidiary.
Brooke Life	Brooke Life Insurance Company, a Company subsidiary and the direct parent company of Jackson National Life Insurance Company.
Jackson Finance	Jackson Finance, LLC, a Company subsidiary.
PPMH	PPM Holdings, Inc., a Company subsidiary
PPM	PPM America Inc., a subsidiary of PPMH
ACL	Allowance for credit loss
Account value or account balance	The amount of money in a customer’s account. For example, the value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Athene	Athene Life Re Ltd. and its affiliates and permitted transferees, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
Athene Equity Investment	The July 2020 investment of $500 million by Athene in JFI for Class A Common Stock and Class B Common Stock, representing approximately 9.9% of the total combined voting power and approximately 11.1% of the total common stock of the Company
Athene Reinsurance Transaction	The funds withheld coinsurance agreement entered into with Athene on June 18, 2020, effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions
Athene Transactions	The Athene Reinsurance Transaction and the Athene Equity Investment, together.
AUM (Assets under management)	Investment assets that are managed by one of our subsidiaries and includes: (i) the assets in our investment portfolio managed by PPM, which excludes assets held in funds withheld accounts for reinsurance transactions, (ii) third-party assets managed by PPM, including those for Prudential and its affiliates or third parties, and (iii) the separate account assets of our Retail Annuities segment that JNAM manages and administers.
Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may have different benefit bases.
CMBS	Commercial mortgage-backed securities
DAC (Deferred acquisition costs)	Represent the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.
DDTL Facility	Delayed Draw Term Loan Facility
Deferred tax asset or Deferred tax liability	Assets or liabilities that are recorded for the difference between book basis and tax basis of an asset or a liability.

DSI (Deferred sales inducements)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.
Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.
Fixed Index Annuity	An annuity with an ability to share in the upside from certain financial markets, such as equity indices, and provides downside protection.
Form 10	Form 10 registration statement registering the Company’s Class A Common Stock under the Securities Exchange Act of 1934, as amended, which became effective on August 6, 2021.
General account assets	The assets held in the general accounts of our insurance companies.
GIC	Guaranteed investment contract
Guarantee Fees	Fees charged on annuities for optional benefit guarantees
GMAB (Guaranteed minimum accumulation benefit)	An add-on benefit (enhanced benefits available for an additional cost) which entitles an owner to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.
GMDB (Guaranteed minimum death benefit)	An add-on benefit (enhanced benefits available for an additional cost) that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner.
GMIB (Guaranteed minimum income benefit)	An add-on benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value.
GMWB (Guaranteed minimum withdrawal benefit)	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value.
GMWB for Life (Guaranteed minimum withdrawal benefit for life)	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year, for the duration of the policyholder’s life, regardless of account performance.
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
Net flows	Net flows represent the net change in customer account balances during a period, including gross premiums, surrenders, withdrawals and benefits. Net flows exclude investment performance, interest credited to customer accounts and policy charges.
RBC (Risk-based capital)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the NAIC.
RILA	A registered index-linked annuity that offers market index-linked investment options, subject to a cap, and offers a variety of guarantees designed to modify or limit losses.
RMBS	Residential mortgage-backed securities
Variable annuity	A type of annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments.
VIE	Variable interest entity

Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2021 Annual Report.

Jackson Financial Inc. (“Jackson Financial”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life. Jackson Financial, domiciled in the United States (“U.S.”), was previously a majority-owned subsidiary of Prudential plc (“Prudential”), London, England and was the holding company for Prudential’s U.S. operations. The Company's demerger from Prudential was completed on September 13, 2021 (the "Demerger"), and the Company no longer is a majority-owned subsidiary of Prudential. See Note 1 to Condensed Consolidated Financial Statements for further discussion of the Demerger. Jackson Financial’s primary life insurance subsidiary, Jackson, is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index and variable annuities), and various protection products, primarily whole life, universal life and variable universal life and term life insurance products in all 50 states and the District of Columbia.

Executive Summary

This executive summary of Management’s Discussion and Analysis of Financial Condition and Results of Operation highlights selected information and may not contain all of the information that is important to current or potential investors in our securities. You should read this Quarterly Report on Form 10-Q, together with our 2021 Annual Report, in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

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

We sell our products through a distribution network that includes independent broker-dealers, wirehouses, regional broker-dealers, banks, and independent registered investment advisors, third-party platforms and insurance agents. We have been the top selling retail annuity company in the United States for nine of the past ten years, according to the Life Insurance Marketing and Research Association ("LIMRA").

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

We manage our business through three segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report certain activities and items that are not included in these segments, including the results of PPM Holdings, Inc., the holding company of PPM, which manages the majority of our general account investment portfolio, in Corporate and Other. See Note 3 to Condensed Consolidated Financial Statements for further information on our segments.

There are several significant recent events involving us, including:

•Demerger from Prudential plc: We were previously a majority-owned subsidiary of Prudential plc (“Prudential”), London, England and served as the holding company for its U.S. operations. The demerger, or separation, from Prudential was completed on September 13, 2021 ("Demerger"), and we are no longer a majority-owned subsidiary of Prudential. Prudential retained an equity interest in us, which represents 19.2% of our outstanding Class A Common Stock as of March 31, 2022.

•Common Stock Reclassification: On September 9, 2021, Jackson Financial effected a 104,960.3836276-for-1 stock split of its Class A Common Stock and Class B Common Stock by way of a reclassification of its Class A Common Stock and Class B Common Stock. All share and earnings per share information presented in this Report have been retroactively adjusted to reflect the stock split.

•Athene Transactions: On June 18, 2020, Jackson announced that it had entered into a funds withheld coinsurance agreement (the “Athene Reinsurance Agreement”) with Athene Life Re Ltd. (“Athene”) effective June 1, 2020 to reinsure on 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission (the “Athene Reinsurance Transaction”). As a result, we hold various investments whose economic performance accrues to Athene but is reported in our financial statements. In July 2020, Athene invested $500 million of capital into the Company for an equity interest. In August 2020, the Company contributed the $500 million, as a capital contribution to Jackson. Athene has an equity interest in us, which represents an 8.9% economic interest and an 8.9% voting interest of our outstanding Class A Common Stock and Class B Common Stock as of March 31, 2022. Athene no longer owns any shares of Class B Common Stock as a result of the automatic conversion of those Class B shares into shares of Class A Common Stock.

Our GAAP results are affected by the potential variability associated with our amortization of deferred acquisition costs and the fact that our use of derivatives does not qualify for GAAP deferral, meaning that the derivatives are marked to market each reporting period. See “Summary of Critical Accounting Estimates” below for more information.

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

Adjusted Operating Earnings equals our net income adjusted to eliminate the impact of the following items:

1.Guaranteed Benefits and Hedging Results: the fees attributed to guaranteed benefits, the associated movements in optional guaranteed benefit liabilities and related claims and benefit payments are excluded from Adjusted Operating Earnings, as we believe this approach appropriately removes the impact to both revenue and related expenses associated with the guaranteed benefit features that are offered for certain of our variable annuities and fixed index annuities and gives investors a better picture of what is driving our underlying performance. This adjustment includes the following components:

•Fees Attributable to Guarantee Benefits: fees earned in conjunction with guaranteed benefit features offered for certain of our variable annuities and fixed index annuities are set at a level intended to mitigate the cost of hedging and funding the liabilities associated with such guaranteed benefit features. The full amount of the fees attributable to guaranteed benefit features have been excluded from Adjusted Operating Earnings as the related net movements in freestanding derivatives and net reserve and embedded derivative movements, as described below, have been excluded from Adjusted Operating Earnings. This adjusted presentation of our earnings is intended to directly align revenue and related expenses associated with the guaranteed benefit features;

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

•DAC and Deferred Sales Inducements ("DSI") Impact: amortization of deferred acquisition costs and deferred sales inducements associated with the items excluded from Adjusted Operating Earnings;

•Assumption changes: the impact on the valuation of Net Derivative and Reserve Movements, including amortization on DAC, arising from changes in underlying actuarial assumptions on an annual basis;

2.Net Realized Investment Gains and Losses including change in fair value of funds withheld embedded derivative: Realized investment gains and losses associated with the periodic sales or disposals of securities, excluding those held within our trading portfolio, as well as impairments of securities, after adjustment for the non-credit component of the impairment charges and change in fair value of funds withheld embedded derivative related to the Athene Reinsurance Transaction;

3.Loss on Athene Reinsurance Transaction: includes contractual ceding commission, cost of reinsurance write-off and DAC and DSI write-off related to the Athene Reinsurance Transaction;

4.Net investment income on funds withheld assets: includes net investment income on funds withheld assets related to funds withheld reinsurance transactions;

5.Other items: one-time or other non-recurring items, such as costs relating to the Demerger and our separation from Prudential, the impact of discontinued operations and investments that are consolidated on our financial statements due to U.S. GAAP accounting requirements, such as our investments in CLOs, but for which the consolidation effects are not aligned with our economic interest or exposure to those entities.

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

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net income (loss) attributable to Jackson Financial, Inc.	$2,025	$2,932
Income tax expense (benefit)	330	586
Pretax income (loss) attributable to Jackson Financial Inc	2,355	3,518
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(764)	(672)
Net movement in freestanding derivatives	1,476	3,031
Net reserve and embedded derivative movements	(1,839)	(4,592)
DAC and DSI impact	345	696
Assumption changes	—	—
Total guaranteed benefits and hedging results	(782)	(1,537)
Net realized investment (gains) losses including change in fair value of funds withheld embedded derivative	(898)	(1,050)
Net investment income on funds withheld assets	(260)	(291)
Other items	3	(7)
Total non-operating adjustments	(1,937)	(2,885)
Pretax Adjusted Operating Earnings	418	633
Operating income taxes	64	65
Adjusted Operating Earnings	$354	$568

Adjusted Book Value and Adjusted Operating ROE

We use Adjusted Operating Return on Equity ("ROE") to manage our business and evaluate our financial performance. Adjusted Operating ROE excludes items that vary from period to period due to accounting treatment under U.S. GAAP or that are non-recurring in nature, as such items may distort the underlying performance of our business. We calculate Adjusted Operating ROE by dividing our Adjusted Operating Earnings by average Adjusted Book Value. Adjusted Book Value excludes Accumulated Other Comprehensive Income (Loss) ("AOCI") attributable to Jackson Financial Inc. AOCI attributable to Jackson Financial Inc. does not include AOCI arising from investments held within the funds withheld account related to the Athene Reinsurance Transaction. We exclude AOCI attributable to Jackson Financial Inc. from Adjusted Book Value because our invested assets are generally invested to closely match the duration of our liabilities, which are longer duration in nature, and therefore we believe period-to-period fair market value fluctuations in AOCI to be inconsistent with this objective. We believe excluding AOCI attributable to Jackson Financial Inc. is more useful to investors in analyzing trends in our business. Changes in AOCI within the funds withheld account related to the Athene Reinsurance Transaction offset the related non-operating earnings from the Athene Reinsurance Transaction resulting in a minimal net impact on Adjusted Book Value of Jackson Financial Inc.

Adjusted Book Value and Adjusted Operating ROE should not be used as substitutes for total shareholders’ equity and ROE as calculated using annualized net income and average equity in accordance with U.S. GAAP. However, we believe the adjustments to equity and earnings are useful to gaining an understanding of our overall results of operations.

The following is a reconciliation of Adjusted Book Value to total shareholders’ equity and a comparison of Adjusted Operating ROE to ROE, the most comparable U.S. GAAP measure:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Total shareholders' equity	$9,574	$9,984
Adjustments to total shareholders’ equity:
Exclude accumulated other comprehensive income (loss) attributable to Jackson Financial Inc. (1)	253	(1,170)
Adjusted Book Value	$9,827	$8,814

ROE	81.1%	120.8%
Adjusted Operating ROE on average equity	15.1%	29.1%

(1) Excludes $(686) million and $273 million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,
	2022	2021
	(in millions)
Sales
Variable annuities	$4,575	$4,674
RILA	199	—
Fixed Index Annuities	19	40
Fixed Annuities	4	10
Total Retail Annuity Sales	4,797	4,724

Total Institutional Product Sales	975	—

Total Sales	$5,772	$4,724

For the three months ended March 31, 2022, total sales increased by $1,048 million compared to the three months ended March 31, 2021, driven primarily by $975 million in sales of institutional products and $199 million of sales from our new RILA product launched in the fourth quarter of 2021. These increases were partially offset by lower sales of variable annuities driven by decreased sales of variable annuities with lifetime living benefits, partially offset by sales of our lifetime income solutions offering in the defined contribution market that was launched in the fourth quarter of 2021. Sales of fixed index and fixed annuities remained at historically low levels following pricing actions taken in early 2021.

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

	As of March 31,
	2022	2021
	(in millions)
Account Value
GMWB For Life	$175,102	$172,867
GMWB	6,768	6,968
Other Guarantees - Living Benefits	1,656	1,883
No Living Benefits	57,029	54,812
Total Variable Annuity Account Value	240,555	236,530

RILA	305	—

Fixed Index Annuity (1)	307	214
Fixed Annuity (1)	1,100	1,070
Total Fixed & Fixed Index Annuity Account Value	1,407	1,284

Total Retail Annuities Account Value	$242,267	$237,814

Total Institutional Products Account Value	$9,173	$10,579

Total Closed Life and Annuity Blocks Account Value (2)	$8,666	$9,003

(1) Net of reinsurance to Athene.
(2) Excludes payout annuities and traditional life insurance without account value.

Net Flows

Net flows represent the net change in customer account balances during a period, including gross premiums, surrenders, withdrawals and benefits. Net flows exclude investment performance, interest credited to customer accounts, transfers between fixed and variable benefits for variable annuities and policy charges. We believe net flows is a useful metric in providing an understanding of, among other things, sales, ongoing premiums and deposits, the changes in account value from period to period, sources of potential fee income and policyholder behavior.

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net Flows:
Variable Annuity	$2	$(241)
RILA	198	—
Fixed Index Annuity (1)	(300)	(326)
Fixed Annuity (1)	(293)	(302)
Total Retail Annuities Net Flows	$(393)	$(869)

Total Institutional Products Net Flows	$316	$(545)

Total Closed Life and Annuity Blocks Net Flows (2)	$(87)	$(83)

(1) Gross of reinsurance to Athene.
(2) Excludes payout annuities and traditional life insurance without account value.

Net flows improved for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due primarily to positive net flows from variable annuities ("VA") and RILA, as well as increased sales of institutional products, offsetting surrender and death benefit outflows from our large in-force block.

Benefit Base

Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit, and therefore may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$57,029	N/A	$60,719	N/A
By Guaranteed Living Benefits:
GMWB for Life	175,102	186,177	188,078	183,626
GMWB	6,768	5,837	7,318	5,860
GMIB (1)	1,656	2,019	1,808	2,059
Total	$240,555	$194,033	$257,923	$191,545

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$28,986	N/A	$30,337	N/A
Return of Premium	183,793	136,365	197,544	135,034
Highest Anniversary Value	14,413	14,690	15,599	14,767
Rollup	3,858	4,811	4,188	4,850
Combination HAV/Rollup	9,505	10,395	10,255	10,402
Total	$240,555	$166,261	$257,923	$165,053

(1) Substantially all of our GMIB benefits are reinsured.

AUM

AUM, or assets under management, refers to investment assets that are managed by one of our subsidiaries and includes: (i) the assets in our investment portfolio managed by PPM, which excludes assets held in funds withheld accounts for reinsurance transactions, (ii) third-party assets managed by PPM, including those for Prudential and its affiliates or third parties, and (iii) the separate account assets of our Retail Annuities segment that Jackson National Asset Management ("JNAM") manages and administers. Total AUM reflects exclusions between segments to avoid double counting. We believe AUM is a useful metric for understanding of, among other things, the sources of our earnings, net investment income and performance of our invested assets, customer directed investments and risk management priorities.

	March 31,	December 31,
	2022	2021
	(in millions)
Jackson Invested Assets	$44,959	$47,224
Third Party Invested Assets (including CLOs)	30,639	31,980
Total PPM AUM	75,598	79,204
Total JNAM AUM	260,822	280,250
Total AUM	$336,420	$359,454

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

In the short- to medium-term, the potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives, especially while prevailing interest rates remain below historical averages. In addition, low interest rate environments can make it difficult to consistently develop products that are attractive to customers while rising interest rates may make certain product features more attractive. Our financial performance can be adversely affected by market volatility and equity market declines if fees assessed on the account value of our annuities fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.

Equity Market Environment

Our financial performance is impacted by the performance of equity markets. For example, our variable annuities earn fees based on the account value, which changes with equity market levels. After a very volatile 2020, U.S. equity markets performed well in 2021 with the S&P 500 generally at or near all time highs throughout the year. In the first quarter of 2022, equity markets declined and equity volatility increased, resulting in higher hedging costs. The financial performance of our hedging program could be impacted by large directional market movements or periods of high volatility. In particular, our hedges could be less effective in periods of large directional movements or we could experience more frequent or more costly rebalancing in periods of high volatility, which would lead to adverse performance versus our hedge targets and increased hedging costs. Further, we are also exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance is perfectly correlated to the performance of the funds into which customers allocate their assets. We make funds available to customers where we believe we can transact in sufficiently correlated hedge assets, and we anticipate some variance in the performance of our hedge assets and customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our hedge results relative to our hedge targets and GAAP results.

Interest Rate Environment

We believe the interest rate environment will continue to impact our business and financial performance in the future for several reasons, including the following:

•    A prolonged low interest rate environment could subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for optional guaranteed benefits, decreasing statutory surplus, which would adversely affect their ability to pay dividends. Certain inputs to the statutory models rely on prescribed interest rates, which are, in turn, determined using a historical interest rate perspective with a mean reversion path over the longer term. At low interest rate levels these prescribed rates could decline further as the NAIC updates the calculations each year, which would adversely impact our statutory capital. In addition, low interest rates could also increase the perceived value of optional guaranteed benefit features to our customers, which in turn could lead to a higher utilization of withdrawal or annuitization features of annuity policies and higher persistency of those products over time. Finally, low interest rates could continue to cause an acceleration of DAC amortization or reserve increase due to loss recognition for annuities and interest-sensitive life insurance. A gradual rise in interest rates would have benefits that are offsetting to risks previously described. Those potential benefits of rising interest rates include increased new money investment yields, a reduction in hedging requirements and more attractive product features.

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

•    To the extent interest rates continue to increase, consistent with the Federal Reserve’s signals about upcoming interest rate decisions, the effects of low interest rates discussed above will diminish over time. However, both nominal and real interest rates remain low by historical standards and may continue to be so even after several rounds of interest rate increases by the Federal Reserve. During periods of sharp rises in interest rates, the results of our variable annuity business, statutory capital and RBC Ratio may be impacted both positively and negatively. While rising rates result in hedging losses in the near-term due to reductions in the market value of interest rate hedges, we would expect lower hedging costs and reduced levels of hedging going forward in a higher interest rate environment. Further, we expect near-term hedging losses from rising rates may be offset by changes in the fair value of the related guaranteed benefit liabilities as was the case in the first quarter of 2022. Our statutory capital and RBC Ratio may be negatively impacted by rising rates due to minimum required reserving levels (i.e., cash surrender value floor) where reserve releases are limited and unable to offset interest rate hedging losses.

Credit Market Environment

Our financial performance is impacted by conditions in fixed income markets. After tightening in 2021, credit spreads widened again in the first quarter of 2022, and credit defaults have also reduced from levels seen in 2020. As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation is generally reflected in our Accumulated Other Comprehensive Income. The revaluation will impact net income for realized gains or losses from the sale of securities, the change in fair value of trading securities or securities carried at fair value under the fair value election, or potential changes in the allowance for credit loss ("ACL"). Shifts in the credit quality of the assets underlying our investment portfolio may also impact the level of regulatory required statutory capital for our insurance company subsidiaries. As such, significant credit rating downgrades or payment defaults could negatively impact our RBC ratio.

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

Department of Labor Fiduciary Advice Rule

The Department of Labor (“DOL”) has issued a new regulatory action (the “Fiduciary Advice Rule”) effective February 16, 2021, that reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act ("ERISA") Plans and Individual Retirement Accounts ("IRAs") and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA, or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice did not constitute investment advice giving rise to a fiduciary relationship. Because we do not engage in direct distribution of annuities, including IRA products and annuities sold to ERISA plan participants and to IRA owners, we believe that we will have limited exposure to the new Fiduciary Advice Rule. Unlike the DOL’s previous fiduciary rule issued in 2016, compliance with the Fiduciary Advice Rule will not require us or our distributors to provide the disclosures required for exemptive relief under the previous rule. However, we continue to analyze the impact of the Fiduciary Advice Rule, and, while we cannot predict the rule’s impact, it could have an adverse effect on sales of annuities through our distribution partners. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. We may also need to take certain additional actions in order to comply with or assist our distributors in their compliance with the Fiduciary Advice Rule.

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

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Condensed Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenues
Fee income	$1,922	$1,816
Premiums	34	34
Net investment income	720	928
Net gains (losses) on derivatives and investments	1,605	2,706
Other income	20	23
Total revenues	4,301	5,507

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	567	283
Interest credited on other contract holder funds, net of deferrals	206	222
Interest expense	20	6
Operating costs and other expenses, net of deferrals	607	598
Amortization of deferred acquisition and sales inducement costs	515	812
Total benefits and expenses	1,915	1,921
Pretax income (loss)	2,386	3,586
Income tax expense (benefit)	330	586
Net income (loss)	2,056	3,000
Less: Net income (loss) attributable to noncontrolling interests	31	68
Net income (loss) attributable to Jackson Financial Inc.	$2,025	$2,932

Adjusted Operating Earnings
Net income (loss) attributable to Jackson Financial, Inc.	$2,025	$2,932
Income tax expense (benefit)	330	586
Pretax income (loss) attributable to Jackson Financial Inc	2,355	3,518
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(764)	(672)
Net movement in freestanding derivatives	1,476	3,031
Net reserve and embedded derivative movements	(1,839)	(4,592)
DAC and DSI impact	345	696
Assumption changes	—	—
Total guaranteed benefits and hedging results	(782)	(1,537)
Net realized investment (gains) losses including change in fair value of funds withheld embedded derivative	(898)	(1,050)
Net investment income on funds withheld assets	(260)	(291)
Other items	3	(7)
Total non-operating adjustments	(1,937)	(2,885)
Pretax Adjusted Operating Earnings	418	633
Operating income taxes	64	65
Adjusted Operating Earnings	$354	$568

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Pretax Income (Loss)

Our pretax income (loss) decreased by $1,200 million to a pretax income of $2,386 million for the three months ended March 31, 2022, from a pretax income of $3,586 million for the three months ended March 31, 2021 primarily due to:

•$1,101 million decrease in total net gains (losses) on derivatives and investments as shown in table below and driven by:

	Three Months Ended March 31,
	2022	2021	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(130)	$153	$(283)

Net gains (losses) on freestanding derivatives	(1,441)	(2,993)	1,552
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	2,148	4,648	(2,500)
Net gains (losses) on derivative instruments	707	1,655	(948)
Net gains (losses) on funds withheld reinsurance	1,028	898	130
Total net gains (losses) on derivatives and investments	$1,605	$2,706	$(1,101)

◦Less favorable movements in reserves for guaranteed benefits, driven by lower separate account returns compared to prior year; and
◦Lower benefit due to losses on sales of securities recognized on gains (losses) excluding derivatives and funds withheld assets, compared to prior year gains.

Primarily offset by:

◦Lower freestanding derivative losses as a result of lower losses on our equity derivatives primarily driven by market decreases in 2022 compared to market increases in the prior year and lower losses within our interest rate related hedge instruments as compared to the prior year; and
◦Higher benefit due to gains recognized on funds withheld assets compared to prior year;

•$284 million increase in death, other policy benefits and change in policy reserves primarily due to less favorable movements in reserves on variable annuity guarantees accounted for as insurance liabilities;
•$208 million decrease in net investment income as a result of lower income on limited partnership investments, which are recorded on a one quarter lag, and lower income on debt securities; and
•$14 million higher interest expense incurred in the current year related to our term loans and senior notes.

This decrease was partially offset by:

•$106 million increase in fee income primarily due to a $14 billion increase in average variable annuity account values stemming from strong separate account performance over the past year;
•$297 million benefit from amortization of deferred acquisition costs and deferred sales inducement costs driven by lower net freestanding and embedded derivative gains in 2022, leading to lower current period gross profits and, therefore, lesser current period amortization.

Income Taxes

Income tax expense decreased $256 million to an expense of $330 million for the three months ended March 31, 2022, from an expense of $586 million for the three months ended March 31, 2021. The provision for income tax in the current period led to an effective income tax rate of 14% for the three months ended March 31, 2022 compared to the 2021 effective income tax rate of 17%. Our effective tax rate differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of tax credits.

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

Pretax Adjusted Operating Earnings by Segment

The following table summarizes pretax adjusted operating earnings from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated GAAP basis. Also, see Note 3 to Condensed Consolidated Financial Statements for further information:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$406	$568
Institutional Products	23	10
Closed Life and Annuity Blocks	(8)	79
Corporate and Other	(3)	(24)
Pretax Adjusted Operating Earnings	418	633
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial, Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	764	672
Net movement in freestanding derivatives	(1,476)	(3,031)
Net reserve and embedded derivative movements	1,839	4,592
DAC and DSI impact	(345)	(696)
Assumption changes	—	—
Total guaranteed benefits and hedging results	782	1,537
Net realized investment (gains) losses including change in fair value of funds withheld embedded derivative	898	1,050
Net investment income on funds withheld assets	260	291
Other items	(3)	7
Total pre-tax reconciling items	1,937	2,885
Pretax income (loss) attributable to Jackson Financial, Inc.	2,355	3,518
Income tax expense (benefit)	330	586
Net income (loss) attributable to Jackson Financial, Inc.	$2,025	$2,932

Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes.

	Three Months Ended March 31,
	2022	2021
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$1,016	$995
Net investment income	118	205
Income on operating derivatives	11	14
Other income	11	12
Total Operating Revenues	1,156	1,226

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	16	6
Interest credited on other contract holder funds	68	67
Interest expense	5	5
Operating costs and other expenses, net of deferrals	504	476
Amortization of deferred acquisition costs and deferred sales inducement costs	157	104
Total Operating Benefits and Expenses	750	658

Pretax Adjusted Operating Earnings	$406	$568
The following table summarizes a roll forward of account value for our Retail Annuities segment as of the dates indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$284,379	$256,741
Premiums and deposits	4,842	4,772
Surrenders, withdrawals, and benefits	(5,235)	(5,641)
Net flows	(393)	(869)
Credited Interest/Investment performance	(16,613)	8,880
Policy Charges and other	(726)	(641)
Balance as of end of period	266,647	264,111
Ceded reinsurance	(24,380)	(26,297)
Balance as of end of period, net of ceded reinsurance	$242,267	$237,814

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Pretax Adjusted Operating Earnings

Pretax Adjusted Operating Earnings decreased $162 million to $406 million for the three months ended March 31, 2022 from $568 million for the three months ended March 31, 2021 primarily due to:

•$87 million decrease in net investment income primarily due to lower levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2021;
•$53 million increase in amortization of deferred acquisition costs and deferred sales inducement costs primarily due to lower separate account returns, which led to decreased expected future gross profits, and therefore higher current period amortization during 2022; and
•$28 million increase in operating costs and other expenses, net of deferrals, primarily due to higher incentive compensation expenses in 2022.

These decreases were partially offset by:

•$21 million increase in fee income primarily due to a $14 billion increase in average variable annuity account values stemming from strong separate account performance over the past year.

Account Value

Retail annuities account value, gross of reinsurance, increased $2.5 billion between periods primarily due to positive variable annuity separate account growth in the last three quarters of 2021 and first quarter of 2022 driven by favorable market performance relative to prior year. This was partially offset by negative net flows in 2022, primarily from our reinsured fixed and fixed index annuity block.

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes.

	Three Months Ended March 31,
	2022	2021
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$64	$64
Income on operating derivatives	(1)	—
Other income	—	—
Total Operating Revenues	63	64

Operating Benefits and Expenses
Interest credited on other contract holder funds	39	52
Interest expense	—	1
Operating costs and other expenses, net of deferrals	1	1
Total Operating Benefits and Expenses	40	54

Pretax Adjusted Operating Earnings	$23	$10

The following table summarizes a roll forward of account value for our Institutional Products segment as of the dates indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Institutional Products:
Balance as of beginning of period	$8,830	$11,138
Premiums and deposits	975	—
Surrenders, withdrawals, and benefits	(659)	(545)
Net flows	316	(545)
Credited Interest	39	53
Policy Charges and other	(12)	(67)
Balance as of end of period	$9,173	$10,579

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Pretax Adjusted Operating Earnings

Pretax Adjusted Operating Earnings increased $13 million to $23 million for the three months ended March 31, 2022 from $10 million for the three months ended March 31, 2021 primarily due to a decrease in interest credited resulting from a reduction in institutional product account values during the year.

Account Value

Institutional product account value decreased from $10,579 million at March 31, 2021 to $9,173 million at March 31, 2022. The decline in account value was driven by continued maturities of the existing contracts and funding agreements, partially offset by new issuances in 2022.

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes.

	Three Months Ended March 31,
	2022	2021
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$121	$125
Premiums	37	38
Net investment income	196	257
Income on operating derivatives	15	20
Other income	8	9
Total Operating Revenues	377	449

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	242	221
Interest credited on other contract holder funds	99	103
Operating costs and other expenses, net of deferrals	40	41
Amortization of deferred acquisition costs and deferred sales inducement costs	4	5
Total Operating Benefits and Expenses	385	370

Pretax Adjusted Operating Earnings	$(8)	$79

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Pretax Adjusted Operating Earnings

Pretax Adjusted Operating Earnings decreased $87 million to $(8) million for the three months ended March 31, 2022 from $79 million for the three months ended March 31, 2021 primarily due to:

•$61 million decrease in net investment income primarily due to lower levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2021; and
•$21 million increase in death, other policy benefit and change in policy reserves primarily as a result of less favorable reserve movements in 2022 compared to 2021.

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

	Three Months Ended March 31,
	2022	2021
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$18	$21
Net investment income	53	12
Income on operating derivatives	10	4
Other income	1	2
Total Operating Revenues	82	39

Operating Benefits and Expenses
Interest expense	15	—
Operating costs and other expenses, net of deferrals	61	56
Amortization of deferred acquisition costs and deferred sales inducement costs	9	7
Total Operating Benefits and Expenses	85	63

Pretax Adjusted Operating Earnings	$(3)	$(24)

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $21 million to $(3) million for the three months ended March 31, 2022 from $(24) million for the three months ended March 31, 2021 primarily due to the following:

•$41 million increase in net investment income primarily due to higher current quarter net investment income resulting from an increased excess capital position, as the investment income on that excess capital remains in the Corporate and Other segment.

This increase was partially offset by:

•$15 million increase in interest expense related to our senior notes and term loans.

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

Investment Strategy

Our overall investment strategy is to maintain a diversified and largely investment grade fixed income portfolio that is capital efficient, achieves risk-adjusted returns that support competitive pricing for our products, generates profitable growth of our business and maintains adequate liquidity to support our obligations. The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP, an Athene affiliate, see Note 8 of Condensed Consolidated Financial Statements for further details. We may also use other third-party investment managers for certain niche asset classes. As of March 31, 2022, Apollo Insurance Solutions Group LP managed $23.5 billion of cash and investments and other third-party investment managers represented approximately $187 million of investments.

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

Recognizing the trade-offs between the level of risk, required capital, liquidity and investment return, the largest allocation within our investment portfolio is to investment grade fixed income securities. As previously mentioned, our investment manager accesses a broad universe of potential investments to construct the investment portfolio and takes into account the benefits of diversification across various sectors, collateral types and asset classes. To this end, our SAA and investment portfolio includes allocations to public and private corporate bonds (both investment grade and high yield), mortgage loans, structured securities, private equity and U.S. Treasury securities. These U.S. Treasury securities, while lower yielding than other alternatives, provide a higher level of liquidity and play a role in managing our interest rate exposure.

As of March 31, 2022 and December 31, 2021, we had total investments of $69.3 billion and $74.2 billion, respectively.

Portfolio Composition

The following table summarizes the carrying values of our investments:

	March 31, 2022			December 31, 2021
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$29,642	$17,128	$46,770	$32,453	$19,094	$51,547
Debt Securities, at fair value under fair value option	1,628	158	1,786	1,547	164	1,711
Debt securities, trading, at fair value	115	—	115	117	—	117
Equity securities, at fair value	162	99	261	163	116	279
Mortgage loans, net of allowance for credit losses	6,764	4,666	11,430	6,743	4,739	11,482
Mortgage loans, at fair value under fair value option	—	190	190	—	—	—
Policy loans	973	3,490	4,463	992	3,483	4,475
Freestanding derivative instruments	875	51	926	1,375	42	1,417
Other invested assets	2,611	793	3,404	2,484	715	3,199
Total investments	$42,770	$26,575	$69,345	$45,874	$28,353	$74,227

Available-for-sale debt securities decreased to $46,770 million at March 31, 2022 from $51,547 million at December 31, 2021, primarily due to sales, consistent with the decrease in underlying policy liabilities, and a decrease in net unrealized gains. The amortized cost of debt securities, available-for-sale, decreased from $51,206 million as of December 31, 2021 to $50,119 million as of March 31, 2022. Further, net unrealized gains on these assets decreased from a net unrealized gain of $2,178 million as of December 31, 2021 to a net unrealized loss of $1,416 million as of March 31, 2022.

Other Invested Assets

In June 2021, we entered into an arrangement to sell $420 million of limited partnership investments, of which $236 million and $168 million were sold in the second and third quarter of 2021, respectively, and the remainder was sold in January 2022. We expect to reinvest in new LPs as attractive opportunities become available. The increase in Other Invested Assets from December 31, 2021 to March 31, 2022 primarily resulted from the increased valuations of limited partnership investments.

Debt Securities

At March 31, 2022 and December 31, 2021, the amortized cost, gross unrealized gains and losses, fair value, and allowance for credit loss of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

March 31, 2022	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$3,730	$—	$20	$479	$3,271
Other government securities	1,563	6	51	65	1,543
Corporate securities
Utilities	5,912	—	226	150	5,988
Energy	3,096	20	76	136	3,016
Banking	1,885	—	17	89	1,813
Healthcare	3,162	—	56	178	3,040
Finance/Insurance	4,591	2	58	235	4,412
Technology/Telecom	2,346	—	33	120	2,259
Consumer goods	2,619	—	30	166	2,483
Industrial	1,909	—	41	65	1,885
Capital goods	2,138	—	32	71	2,099
Real estate	1,734	—	12	69	1,677
Media	1,275	—	32	62	1,245
Transportation	1,598	—	28	63	1,563
Retail	1,316	—	29	68	1,277
Other (1)	2,132	—	30	53	2,109
Total Corporate Securities	35,713	22	700	1,525	34,866
Residential mortgage-backed	484	2	35	19	498
Commercial mortgage-backed	1,724	—	6	44	1,686
Other asset-backed securities	6,905	2	34	130	6,807
Total Debt Securities	$50,119	$32	$846	$2,262	$48,671

(1) No single remaining industry exceeds 3% of the portfolio.

December 31, 2021	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,525	$—	$97	$301	$4,321
Other government securities	1,489	—	147	17	1,619
Corporate securities
Utilities	6,069	—	671	25	6,715
Energy	2,872	—	222	16	3,078
Banking	1,944	—	79	10	2,013
Healthcare	3,196	—	175	21	3,350
Finance/Insurance	4,299	—	228	47	4,480
Technology/Telecom	2,376	—	123	26	2,473
Consumer goods	2,525	—	123	38	2,610
Industrial	1,996	—	118	10	2,104
Capital goods	2,206	—	134	8	2,332
Real estate	1,805	—	82	11	1,876
Media	1,187	—	84	19	1,252
Transportation	1,789	—	105	13	1,881
Retail	1,289	—	75	13	1,351
Other (1)	2,217	—	134	5	2,346
Total Corporate Securities	35,770	—	2,353	262	37,861
Residential mortgage-backed	528	2	46	3	569
Commercial mortgage-backed	1,968	—	76	6	2,038
Other asset-backed securities	6,926	7	71	23	6,967
Total Debt Securities	$51,206	$9	$2,790	$612	$53,375

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

	Percent of Total Debt Securities Carrying Value
	March 31,	December 31,
Investment Rating	2022	2021
AAA	12.2%	14.5%
AA	9.9%	9.6%
A	29.4%	28.5%
BBB	41.4%	40.9%
Investment grade	92.9%	93.5%
BB	3.9%	3.6%
B and below	3.2%	2.9%
Below investment grade	7.1%	6.5%
Total debt securities	100.0%	100.0%

Unrealized Losses

The following tables summarize the number of securities, fair value and the related amount of gross unrealized losses aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	March 31, 2022			December 31, 2021
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$80	$431	18	$2	$107	16
Other government securities	65	538	57	17	252	23
Public utilities	109	2,037	240	17	721	93
Corporate securities	1,013	13,488	1,673	180	6,343	728
Residential mortgage-backed	15	266	194	3	174	109
Commercial mortgage-backed	35	1,105	156	5	314	37
Other asset-backed securities	127	4,198	490	22	3,224	338
Total temporarily impaired securities	$1,444	$22,063	2,828	$246	$11,135	1,344

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$399	$1,982	9	$299	$3,190	7
Other government securities	—	9	4	—	4	2
Public utilities	41	198	28	7	99	8
Corporate securities	362	1,967	223	58	661	69
Residential mortgage-backed	4	45	38	—	11	12
Commercial mortgage-backed	9	77	6	1	30	3
Other asset-backed securities	3	47	8	1	11	3
Total temporarily impaired securities	$818	$4,325	316	$366	$4,006	104

	Total			Total
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$479	$2,413	23	$301	$3,297	23
Other government securities	65	547	60	17	256	25
Public utilities	150	2,235	261	24	820	101
Corporate securities (1)	1,375	15,455	1,823	238	7,004	797
Residential mortgage-backed	19	311	231	3	185	121
Commercial mortgage-backed	44	1,182	161	6	344	40
Other asset-backed securities	130	4,245	498	23	3,235	341
Total temporarily impaired securities	$2,262	$26,388	3,057	$612	$15,141	1,448
(1) Certain corporate securities contain multiple lots and fit the criteria of both aging groups.

The increase in rates on U.S. Treasury securities and the widening credit spreads of investment grade corporate securities resulted in the reduction in fair values and increase in unrealized losses during the three months ended March 31, 2022. Of the $1,650 million total increase in unrealized losses and the $11,247 million additional fair value on securities with an associated unrealized loss, $852 million and $4,185 million, respectively, are associated with assets subject to funds withheld agreements.

Evaluation of Available-For-Sale Debt Securities

See Note 4 to Condensed Consolidated Financial Statements for information about how we evaluate our available-for-sale debt securities for credit loss.

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended March 31,
	2022	2021
Available-for-sale securities
Realized gains on sale	$24	$25
Realized losses on sale	(178)	(6)
Credit loss income (expense)	—	9
Credit loss income (expense) on mortgage loans	12	59
Other (1)	12	66
Net gains (losses) excluding derivatives and funds withheld assets	(130)	153
Net gains (losses) on derivative instruments	707	1,655
Net gains (losses) on funds withheld reinsurance treaties	1,028	898
Total net gains (losses) on derivatives and investments	$1,605	$2,706

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

	March 31,	December 31,
	2022	2021
	(in millions)
Common Stock	$80	$78
Preferred Stock	151	168
Mutual Funds	30	33
Total	$261	$279

Mortgage Loans

Commercial mortgage loans of $10.6 billion and $10.5 billion at March 31, 2022 and December 31, 2021, respectively, are reported net of an allowance for credit losses of $78 million and $85 million at each date, respectively. At March 31, 2022, commercial mortgage loans were collateralized by properties located in 38 states, the District of Columbia, and Europe. Residential mortgage loans of $1,039 million and $939 million at March 31, 2022 and December 31, 2021, respectively, are reported net of an allowance for credit losses of $6 million and $9 million at each date, respectively. Loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe.

The table below presents the carrying value, net of allowance of credit loss, of our mortgage loans by property type:

	March 31,	December 31,
	2022	2021
	(in millions)
Commercial:
Apartment	$3,875	$3,755
Hotel	1,049	1,054
Office	1,891	1,889
Retail	2,049	2,104
Warehouse	1,717	1,741
Total Commercial	$10,581	$10,543
Residential	1,039	939
Total	$11,620	$11,482

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	March 31,	December 31,
	2022	2021
	(in millions)
East North Central	$1,182	$1,184
East South Central	490	491
Middle Atlantic	1,566	1,558
Mountain	671	688
New England	454	452
Pacific	3,023	2,897
South Atlantic	2,189	2,295
West North Central	548	552
West South Central	938	829
Foreign	559	536
Total	$11,620	$11,482

The following table provides information about the credit quality of our mortgage loans:

	March 31,	December 31,
	2022	2021
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$9,927	$9,819
70% - 80%	600	670
80% - 100%	44	44
Greater than 100%	10	10
Total	10,581	10,543

Residential mortgage loans
Performing	897	727
Nonperforming (1)	142	212
Total	1,039	939

Total mortgage loans	$11,620	$11,482

(1) As of March 31, 2022 and December 31, 2021, includes $119 million and $202 million of loans purchased when the loans were greater than 90 days delinquent and $17 million and $5 million of loans in process of foreclosure, respectively, and are supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	March 31,
	2022	2021
	(in millions)
Balance at beginning of period	$94	$179
Charge offs, net of recoveries	—	—
Provision (release)	(10)	(65)
Balance at end of period	$84	$114

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

At March 31, 2022, there was $19 million of recorded investment, $20 million of unpaid principal balance, no related loan allowance, $7 million of average recorded investment, and $1 million investment income recognized on impaired residential mortgage loans.

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

Derivative Instruments

The following table presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments (in millions):

	March 31, 2022
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,784	$44	$55	$(11)
Equity index call options	30,500	391	—	391
Equity index futures (2)	20,220	—	—	—
Equity index put options	35,500	290	—	290
Interest rate swaps	7,728	143	—	143
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	22,000	—	343	(343)
Treasury futures (2)	16	—	—	—
Total freestanding derivatives	119,248	868	398	470
Embedded derivatives
VA embedded derivatives (3)	N/A	—	452	(452)
FIA embedded derivatives (4)	N/A	—	1,299	(1,299)
RILA embedded derivatives (4)	N/A	—	16	(16)
Total embedded derivatives	N/A	—	1,767	(1,767)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	13	1	12
Cross-currency forwards	1,296	45	6	39
Funds withheld embedded derivative (5)	N/A	1,161	—	1,161
Total derivatives related to funds withheld under reinsurance treaties	1,454	1,219	7	1,212
Total	$120,702	$2,087	$2,172	$(85)

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
(5) Included within funds withheld payable under reinsurance treaties on the Condensed Consolidated Balance Sheets.

	December 31, 2021
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,767	$55	$35	$20
Equity index call options	21,000	606	—	606
Equity index futures (2)	18,258	—	—	—
Equity index put options	27,500	150	—	150
Interest rate swaps	7,728	430	—	430
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	19,000	133	—	133
Treasury futures (2)	912	—	—	—
Total freestanding derivatives	97,665	1,374	35	1,339
Embedded derivatives
VA embedded derivatives (3)	N/A	—	2,626	(2,626)
FIA embedded derivatives (4)	N/A	—	1,439	(1,439)
RILA embedded derivatives (4)	N/A	—	6	(6)
Total embedded derivatives	N/A	—	4,071	(4,071)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	10	1	9
Cross-currency forwards	1,119	33	5	28
Funds withheld embedded derivative (5)	N/A	—	120	(120)
Total derivatives related to funds withheld under reinsurance treaties	1,277	43	126	(83)
Total	$98,942	$1,417	$4,232	$(2,815)

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

Investment Income

Our sources of net investment income are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Debt securities (1)	$273	$323
Equity securities	1	—
Mortgage loans	73	82
Policy loans	17	19
Limited partnerships	108	243
Other investment income	1	4
Total investment income excluding funds withheld assets	473	671

Net investment income on funds withheld assets	260	291

Investment expenses:
Derivative trading commission	(1)	(1)
Depreciation on real estate	(3)	(3)
Expenses related to consolidated entities (2)	(21)	(8)
Other investment expenses (3)	12	(22)
Total investment expenses	(13)	(34)
Net investment income	$720	$928

(1) Includes unrealized gains and losses on trading securities and includes $(10) million and $38 million as of March 31, 2022 and 2021, respectively, related to the change in fair value for securities carried under the fair value option.
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

Policy and Contract Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the Condensed Consolidated Financial Statements in conformity with GAAP. For more details on Policyholder Liabilities, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our 2021 Annual Report.”

As an insurance company, a substantial portion of our profits are derived from fee income and the invested assets backing our policy and contract liabilities, which includes separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of March 31, 2022, 89% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 8% were in our Closed Life and Annuity Blocks segment.

The table below represents a breakdown of our policy and contract liabilities:

March 31, 2022	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Total
	(in millions)
Variable Annuities	$231,113	$2,403	$10,367	$243,883
Registered Index Linked Annuities	—	—	305	305
Fixed Annuities	—	2	12,940	12,942
Fixed Index Annuities	—	8	12,835	12,843
Payout Annuities	—	—	1,389	1,389
Total Retail Annuities	231,113	2,413	37,836	271,362
Total Institutional Products	—	—	9,173	9,173
Traditional Life	—	4,699	4,115	8,814
Interest-sensitive Life	85	1,693	7,323	9,101
Group Payout Annuities	—	4,819	—	4,819
Other Annuities	—	—	1,396	1,396
Total Closed Life and Annuity Blocks	85	11,211	12,834	24,130
Total Policy and Contract Liabilities	231,198	13,624	59,843	304,665
Claims payable and other	—	1,943	—	1,943
Total	$231,198	$15,567	$59,843	$306,608

December 31, 2021	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Total
	(in millions)
Variable Annuities	$248,859	4,330	10,030	263,219
Registered Index Linked Annuities	—	—	110	110
Fixed Annuities	—	2	13,172	13,174
Fixed Index Annuities	—	50	13,161	13,211
Payout Annuities	—	—	1,399	1,399
Total Retail Annuities	248,859	4,382	37,872	291,113
Total Institutional Products	—	—	8,830	8,830
Traditional Life	—	4,762	4,161	8,923
Interest-sensitive Life	90	1,722	7,410	9,222
Group Payout Annuities	—	4,895	—	4,895
Other Annuities	—	—	1,416	1,416
Total Closed Life and Annuity Blocks	90	11,379	12,987	24,456
Total Policy and Contract Liabilities	248,949	15,761	59,689	324,399
Claims payable and other	—	1,868	—	1,868
Total	$248,949	$17,629	$59,689	$326,267

As of March 31, 2022, $231.2 billion or 76% of our policy and contract liabilities were backed by separate accounts assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets. We generate revenue on our separate account liabilities primarily from asset-based fee income. Separate account assets and associated liabilities are subject to variability driven by the performance of the underlying investments, which are exposed to fluctuations in equity markets and bond fund valuations. As a result, revenue derived from asset-based fee income is similarly subject to variability in line with the variability of the underlying separate account assets.

As of March 31, 2022, $48.8 billion or 16% of our policy and contract liabilities were backed by our investment portfolio and $24.6 billion reinsured by Athene, were backed by funds withheld assets. Our variable annuity fixed account option, variable annuity guaranteed benefit and other reserves, our RILA and fixed annuities and fixed index annuities reserves, not reinsured, our Institutional Products segment reserves, as well as our Closed Life and Annuity Blocks segment reserves, were primarily backed by our investment portfolio. As of March 31, 2022, our general account policy and contract liabilities, net of those ceded to Athene, were composed of 1% for registered index linked annuities, 5% for fixed index annuities and fixed deferred and payout annuities, 19% for Institutional Products segment, 20% for fixed account option variable annuities, 6% for guaranteed benefit and other variable annuity reserves, and a 49% Closed Life and Annuity Block segment reserves. As of March 31, 2022, 39% of our fixed annuity and fixed index annuity policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. As of March 31, 2022, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed index annuities and fixed annuities. As of March 31, 2022, 93% of fixed annuity, fixed-indexed annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate.

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

The discussion below describes our liquidity and capital resources for the three months ended March 31, 2022 and 2021.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net cash provided by (used in) operating activities	$860	$1,344
Net cash provided by (used in) investing activities	(202)	(1,500)
Net cash provided by (used in) financing activities	(609)	(290)
Net increase (decrease) in cash, cash equivalents, and restricted cash	49	(446)
Cash, cash equivalents, and restricted cash at beginning of period	2,631	2,019
Total cash, cash equivalents, and restricted cash at end of period	$2,680	$1,573

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

Cash flows provided by (used in) operating activities decreased $484 million to $860 million during the three months ended March 31, 2022 from $1,344 million during the three months ended March 31, 2021. This decrease in cash provided by operating activities was primarily due to lower net income in 2022 driven by decreases in total net gains on derivatives and investments, compared to 2021.

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

Cash flows provided by (used in) investing activities increased $1,298 million to $(202) million during the three months ended March 31, 2022 from $(1,500) million during the three months ended March 31, 2021. This increase was primarily due to decreased outflows related to derivative settlements in 2022 compared to 2021.

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

Cash flows provided by (used in) financing activities decreased $319 million to $(609) million during the three months ended March 31, 2022 from $(290) million for the three months ended March 31, 2021. This decrease was primarily due to increased outflows related to the settlement of our repurchase agreements, partially offset by increased sales of our institutional products during 2022 compared to 2021.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, claim, expense and statutory reserve items) and model-based components. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. As of March 31, 2022, our insurance companies were well in excess of the minimum required capital levels. Jackson is also subject to risk-based capital guidelines that provide a method to measure the adjusted capital that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of Jackson’s investments and products.

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

Subject to these limitations, our insurance company subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile, subject to prior notification to the appropriate regulatory agency. Any distributions above the amount permitted by statute in any twelve-month period are considered to be extraordinary dividends, and the approval of the appropriate regulator is required prior to payment. In Michigan, the Director of the Michigan Department of Insurance and Financial Services (the Michigan Director of Insurance) may limit, or not permit, the payment of dividends from either Jackson or Brooke Life, Jackson's direct parent company, if it determines that the surplus of either these subsidiaries is not reasonable in relation to their outstanding liabilities and is not adequate to meet their financial needs, as required by Michigan insurance law. Unless otherwise approved by the Michigan Director of Insurance, dividends may only be paid from earned surplus. Also, surplus note arrangements and interest payments must be approved by the Michigan Director of Insurance and such interest payments to related parties reduce the otherwise calculated ordinary dividend capacity for that period. In New York, all dividends require approval from the New York State Department of Financial Services.

For 2022, Jackson and Brooke Life have total ordinary dividend capacity, based on 2021 statutory capital and surplus and statutory net gain from operations, subject to the availability of earned surplus, of nil and $514 million, respectively. Brooke Life, as the sole owner of our other insurance company subsidiaries, including Jackson and Jackson National Life NY, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial. As such, Jackson Financial’s ability to receive dividend payments from our insurance company subsidiaries is effectively limited by Brooke Life’s ability to make dividend payments to Jackson Financial.

On March 1, 2022, Jackson remitted a $600 million return of capital to its parent company, Brooke Life. Brooke Life subsequently paid a $510 million ordinary dividend to its ultimate parent, Jackson Financial. In addition, Brooke Life also paid $45 million of interest associated with the $2 billion surplus note between Brooke Life and Jackson Finance, LLC ("Jackson Finance"), a subsidiary of Jackson Financial.

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

Liquidity requirements are principally for purchases of new investments, management of derivative related margin requirements, repayment of principal and interest on debt, payments of interest on surplus notes, funding of insurance product liabilities including payments for policy benefits, surrenders, maturities and new policy loans, funding of expenses including payment of commissions, operating expenses and taxes. As of March 31, 2022, Jackson’s outstanding surplus notes and bank debt included $63 million of bank loans from the Federal Home Loan Bank of Indianapolis ("FHLBI"), collateralized by mortgage-related securities and mortgage loans and $250 million of surplus notes maturing in 2027. Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders, and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio.

Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements, including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of March 31, 2022, approximately half of Jackson’s general account reserves are either not surrenderable, included surrender charges greater than 5%, or market value adjustments to discourage early withdrawal of policy and contract funds.

The liquidity sources for our insurance company subsidiaries are their cash, short-term investments, sales of publicly traded bonds, insurance premiums, fees charged on our products, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of a short-term borrowing facility with the FHLBI.

Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of March 31, 2022, the portfolio of cash, short-term investments and privately and publicly traded securities and equities, which are unencumbered and unrestricted to sale, amounted to $25.4 billion.

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

Term Loans

On February 22, 2021, we and a syndicate of banks entered into a credit agreement consisting of a $1.0 billion Revolving Facility, and a credit agreement consisting of a $1.7 billion senior unsecured delayed draw term loan facility that, as subsequently amended, was to mature in May 2022, and a $1.0 billion senior unsecured delayed draw term loan facility that matures in February 2023 (the "2023 DDTL Facility"). When referring to the Credit Facilities, the associated credit agreements and the terms and conditions thereof, in each case in this report, we are referring to the Credit Facilities, the credit agreements and their terms and conditions as amended.

The credit agreements for the Credit Facilities contain a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). Such covenants, among other things, restrict, subject to certain exceptions, our ability to pay dividends and distributions or repurchase common shares if a default or event of default has occurred and is continuing (with such negative covenant dropping away if our long term unsecured senior, non-credit enhanced, debt ratings are either (x) BBB+ or better from S&P or (y) Baa1 or better from Moody’s), incur additional indebtedness, create liens on our or our subsidiaries’ assets and make fundamental changes. The credit agreements for the Credit Facilities contain financial maintenance covenants, including a minimum adjusted consolidated net worth test of no less than 70% of our adjusted consolidated net worth as of the date of the Demerger (taking into account 50% of the proceeds of any additional equity issuances) and a maximum consolidated indebtedness to total capitalization ratio test not to exceed 35%. The credit agreement for the DDTL Facilities also contains a covenant that requires we maintain minimum long-term unsecured senior, non-credit enhanced, debt ratings of at least (x) BBB- from S&P and (y) Baa3 from Moody’s. We were in compliance with these covenants at March 31, 2022.

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

On September 10, 2021, we borrowed an aggregate principal amount of $2.35 billion as follows: $1.6 billion under the 2022 DDTL Facility and $750 million under the 2023 DDTL Facility. We contributed a majority of the proceeds from the borrowings under the DDTL Facilities to Jackson. With respect to the remaining amount of proceeds from the borrowings under the DDTL Facilities, we have (i) established a minimum liquidity buffer of at least $250 million at Jackson Financial, and (ii) retained the balance of the proceeds of approximately $575 million at Jackson Financial. The amounts at Jackson Financial are expected to be used for general corporate purposes, including interest payments and debt repayment, holding company operating expenses, payment of dividends and other distributions to shareholders, which may include stock repurchases, and capital contributions, if needed, to our insurance company subsidiaries. On November 23, 2021, the Company issued $1.6 billion aggregate principal amount of its senior unsecured notes. The proceeds of the Senior Notes were used, together with cash on hand, to repay the above mentioned $1.6 billion borrowing under the 2022 DDTL Facility.

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes were issued pursuant to Rule 144A under the Securities Act of 1933, as amended, and are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5 million during both the three months ended March 31, 2022, and 2021, respectively.
Under Michigan Insurance Law, for statutory reporting purposes, the surplus notes are not part of the legal liabilities of the Company and are considered surplus funds. Payments of interest or principal may only be made with the prior approval of the Michigan Director of Insurance and only out of surplus earnings which the director determines to be available for such payments under Michigan Insurance Law.

Federal Home Loan Bank

Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of March 31, 2022 and December 31, 2021, Jackson held a bank loan with an outstanding balance of $63 million and $67 million, respectively.

Dividend and Stock Repurchase

Consistent with our goals to manage risk and capital and optimize our financial leverage, we generally intend to target return of capital to our shareholders, which may take the form of cash dividends and/or stock repurchases, on an annual basis of approximately 40-60% of the annual change in our excess capital, adjusted for any contributions and distributions, subject to market conditions and approval by our Board of Directors. For purposes of this analysis, we define excess capital as total adjusted capital less 400% of company action level required capital. Consistent with statutory accounting requirements, total adjusted capital is defined as Jackson’s statutory capital and surplus, plus asset valuation reserve and 50% of policyholder dividends of Jackson and its subsidiaries. Company action level required capital is the minimum amount of capital necessary for Jackson to avoid submitting a corrective action plan to its regulator.

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

Dividends to Shareholders and Share Repurchases

During the first quarter of 2022, we paid a cash dividend of $0.55 per share on JFI's Class A Common Stock totaling $52 million. On May 9, 2022, our Board of Directors approved a second quarter cash dividend on JFI's Class A Common Stock of $0.55 per share, payable on June 16, 2022 to shareholders of record on June 2, 2022.

During the first quarter of 2022, we repurchased a total of 3,433,610 shares of Class A Common Stock for an aggregate purchase price of $140 million, which were funded with cash on hand.

See Note 17 to Condensed Consolidated Financial Statements for further information on dividends to shareholders and share repurchases.

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

As of May 10, 2022, the financial strength ratings of our principal insurance subsidiaries were as follows:

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

In addition to the financial strength ratings, rating agencies use an outlook statement to indicate a short- or medium-term trend which, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. Outlooks should not be confused with expected stability of the issuer’s financial or economic performance. A stable outlook does not preclude a rating agency from changing a rating at any time without notice.

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

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our Condensed Consolidated Financial Statements included elsewhere herein. The most critical estimates include those used in determining:

•    deferred acquisition costs
•    reserves for future policy benefits and claims payable and other contract holder funds
•    income taxes
•    accounting for reinsurance
•    valuation and impairment of investments
•    valuation of freestanding derivative instruments
•    valuation of embedded derivatives
•    net investment income
•    contingent liabilities
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

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Note 2 of the Notes to the Consolidated Financial Statements included in our 2021 Annual Report.

Off–Balance Sheet Arrangements

We do not have any off–balance sheet arrangements as of March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” previously disclosed in our 2021 Annual Report.

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

We describe in the Company's Form 10, Note 2—Restatement of Previously Issued Financial Statements to our audited financial statements, the background to the restatement of our previously-issued audited financial statements for the year ended December 31, 2020. Our management has concluded that the restatement resulted from a material weakness in our internal control over financial reporting as of December 31, 2020. Due to this material weakness in our disclosure controls and procedures and internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

As described above, the Company has taken steps to remediate the material weakness in its internal control over financial reporting and is implementing additional controls to remediate the material weakness. Other than these additional controls, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 13 to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

We discuss in this report, in our 2021 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements - Cautionary Language” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (2)
January 1, 2022 - January 31, 2022	787,372	$42.42	787,372	$56
February 1, 2022 - February 28, 2022	425,310	40.88	425,310	338
March 1, 2022 - March 31, 2022 (1)	2,220,928	40.26	2,220,928	249
Total	3,433,610		3,433,610

(1) Includes repurchases of 750,000 shares under Class A Common Stock repurchase agreements with Athene.
(2) On February 28, 2022, our Board of Directors authorized an increase of $300 million to the existing share repurchase authorization. For more information on common stock repurchases, see Note 17 to Condensed Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits hereto:

Number	Description
4.1
Form of Subordinated Indenture, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Subordinated Indenture”), incorporated by reference to exhibit 4.5 to Jackson Financial Inc.’s Form S-3, dated January 27, 2022.

4.2
Form of Junior Subordinated Indenture, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee (the “Junior Subordinated Indenture”), incorporated by reference to exhibit 4.6 to Jackson Financial Inc.’s Form S-3, dated January 27, 2022.

10.1†
Separation Agreement, by and between Aimee DeCamillo and Jackson National Life Insurance Company, dated as of January 26, 2022, incorporated herein by reference to exhibit 10.1 to Jackson Financial Inc.’s Form 8-K, dated February 9, 2022.

10.2†
Separation Agreement, by and between Andrew J. Bowden and Jackson National Life Insurance Company, dated April 5, 2021, incorporated herein by reference to exhibit 10.8 to Jackson National Life Insurance Company’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement, dated April 22, 2022.

10.3†
Offer Letter Agreement to Laura L. Prieskorn, dated February 10, 2021, incorporated herein by reference to exhibit 10.19 to Jackson National Life Insurance Company’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement, dated April 22, 2022.

10.4†
Offer Letter to Scott E. Romine, dated December 13, 2021, incorporated herein by reference to exhibit 10.20 to Jackson National Life Insurance Company’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement, dated April 22, 2022.

10.5†
Offer Letter Agreement to Marcia L. Wadsten, dated February 10, 2021, incorporated herein by reference to exhibit 10.21 to Jackson National Life Insurance Company’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement, dated April 22, 2022.

10.6†
2021 Form of Notice and the 2021 Performance Unit Award Agreement, which also was granted to Scott E. Romine, incorporated herein by reference to exhibit 10.25 to Jackson Financial Inc.’s 10-K Annual Report for the year ending December 31, 2021, filed on March 7, 2022.

10.7†
2021 Form of Notice and the 2021 Restricted Share Unit Award Agreement, which also was granted to Scott E. Romine, incorporated herein by reference to exhibit 10.26 to Jackson Financial Inc.’s 10-K Annual Report for the year ending December 31, 2021, filed on March 7, 2022.

10.8†
2021 Form of Notice and the 2021 Celebration Award Restricted Share Unit Award Agreement, which also was granted to Scott E. Romine, incorporated herein by reference to exhibit 10.27 to Jackson Financial Inc.’s 10-K Annual Report for the year ending December 31, 2021, filed on March 7, 2022.

10.9*†	2021 Form of Equity Award Exchange Notice and the 2019 PRUDENTIAL PLC LONG TERM INCENTIVE PLAN AWARD CERTIFICATE (converted to performance share units, and share settled) for Scott E. Romine.

10.10*†	2021 2020 Form of Equity Award Exchange Notice and the 2020 PRUDENTIAL PLC LONG TERM INCENTIVE PLAN AWARD CERTIFICATE (converted to performance share units, share settled) for Scott E. Romine.
10.11*†
2022 Restricted Share Unit Award Agreement (including Notice of Award of Restricted Share Units that are share settled) between Jackson Financial Inc. and P. Chad Myers, Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten.

10.12*†
2022 Performance Unit Award Agreement (including Notice of Award of Performance Units that are share settled) between Jackson Financial Inc. and P. Chad Myers, Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten.

10.13*†
2022 Amended and Restated Performance Unit Award Agreement (including Notice of Award of Performance Units that are share settled) between Jackson Financial Inc. and P. Chad Myers, Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten.

10.14
Class A Common Stock Repurchase Agreement between Jackson Financial Inc. and Athene Co-Invest Reinsurance Affiliate 1A Ltd., incorporated by reference to exhibit 10.1 to Jackson Financial Inc.’s Form 8-K, dated March 14, 2022.

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

* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: May 11, 2022	By:	/s/ Marcia Wadsten
Marcia Wadsten
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)