Form 10-Q
period 2022-06-30
Jackson Financial Inc.
filed 2022-08-10
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 5, 2022, there were 84,864,727 shares of the registrant’s Class A Common Stock, $0.01 par value, outstanding.

.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(in millions, except per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $43 and $9 at June 30, 2022 and December 31, 2021, respectively (amortized cost: 2022 $48,223; 2021 $49,378)	$43,478	$51,547
Debt Securities, at fair value under fair value option	2,005	1,711
Debt Securities, trading, at fair value	103	117
Equity securities, at fair value	260	279
Mortgage loans, net of allowance for credit losses of $80 and $94 at June 30, 2022 and December 31, 2021, respectively	11,574	11,482
Mortgage loans, at fair value under fair value option	357	—
Policy loans (including $3,485 and $3,467 at fair value under the fair value option at June 30, 2022 and December 31, 2021, respectively)	4,459	4,475
Freestanding derivative instruments	1,243	1,417
Other invested assets	3,648	3,199
Total investments	67,127	74,227
Cash and cash equivalents	5,258	2,623
Accrued investment income	504	503
Deferred acquisition costs	13,115	14,249
Reinsurance recoverable, net of allowance for credit losses of $11 and $12 at June 30, 2022 and December 31, 2021, respectively	31,667	33,126
Deferred income taxes, net	981	954
Other assets	1,369	853
Separate account assets	196,184	248,949
Total assets	$316,205	$375,484
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$16,053	$17,629
Other contract holder funds	59,576	59,689
Funds withheld payable under reinsurance treaties (including $3,649 and $3,639 at fair value under the fair value option at June 30, 2022 and December 31, 2021, respectively)	25,506	29,007
Long-term debt	2,634	2,649
Repurchase agreements and securities lending payable	32	1,589
Collateral payable for derivative instruments	621	913
Freestanding derivative instruments	1,217	41
Other liabilities	4,072	3,944
Separate account liabilities	196,184	248,949
Total liabilities	305,895	364,410
Commitments, Contingencies, and Guarantees (Note 14)
Equity
Common stock, (i) Class A Common Stock 900,000,000 shares authorized, $0.01 par value per share and 84,864,727 and 88,046,833 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively and (ii) No authorized Class B Common Stock at June 30, 2022 and 100,000,000 shares authorized, $0.01 par value per share and 638,861 shares issued and outstanding at December 31, 2021 (See Note 18)	1	1
Additional paid-in capital	6,020	6,051
Treasury stock, at cost; 9,608,399 and 5,778,649 shares at June 30, 2022 and December 31, 2021, respectively	(371)	(211)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(907) and $194 at June 30, 2022 and December 31, 2021, respectively	(3,722)	1,744
Retained earnings	7,635	2,809
Total shareholders' equity	9,563	10,394
Noncontrolling interests	747	680
Total equity	10,310	11,074
Total liabilities and equity	$316,205	$375,484

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Fee income	$1,852	$1,896	$3,774	$3,712
Premiums	32	31	66	65
Net investment income	747	796	1,467	1,724
Net gains (losses) on derivatives and investments	3,867	(2,521)	5,472	185
Other income	21	30	41	53
Total revenues	6,519	232	10,820	5,739

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	912	210	1,479	493
Interest credited on other contract holder funds, net of deferrals	217	217	423	440
Interest expense	24	7	44	13
Operating costs and other expenses, net of deferrals	517	600	1,124	1,198
Amortization of deferred acquisition and sales inducement costs	1,198	(264)	1,713	548
Total benefits and expenses	2,868	770	4,783	2,692
Pretax income (loss)	3,651	(538)	6,037	3,047
Income tax expense (benefit)	717	(54)	1,047	531
Net income (loss)	2,934	(484)	4,990	2,516
Less: Net income (loss) attributable to noncontrolling interests	31	56	62	124
Net income (loss) attributable to Jackson Financial Inc.	$2,903	$(540)	$4,928	$2,392

Earnings per share
Basic	$33.77	$(5.72)	$56.87	$25.32
Diluted	$32.56	$(5.72)	$54.72	$25.32

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$2,934	$(484)	$4,990	$2,516

Other comprehensive income (loss), net of tax:
Securities with no credit impairment net of tax expense (benefit) of: $(363) and $260, for the three months ended June 30, 2022 and 2021, respectively, and $(1,108) and $(397), for the six months ended June 30, 2022 and 2021, respectively	(2,791)	948	(5,488)	(1,432)
Securities with credit impairment, net of tax expense (benefit) of: $2 and nil for the three months ended June 30, 2022 and 2021, respectively, and $6 and $1, for the six months ended June 30, 2022 and 2021, respectively	8	—	22	2
Total other comprehensive income (loss)	(2,783)	948	(5,466)	(1,430)
Comprehensive income (loss)	151	464	(476)	1,086
Less: Comprehensive income (loss) attributable to noncontrolling interests	31	56	62	124
Comprehensive income (loss) attributable to Jackson Financial Inc.	$120	$408	$(538)	$962

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

						Accumulated
		Additional	Treasury	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Stock	Held	Compensation	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Capital	at Cost	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of March 31, 2022	$1	$6,081	$(351)	$—	$—	$(939)	$4,782	$9,574	$715	$10,289

Net income (loss)	—	—	—	—	—	—	2,903	2,903	31	2,934
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	(2,783)	—	(2,783)	—	(2,783)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Treasury stock acquired in connection with share repurchases	—	—	(100)	—	—	—	—	(100)	—	(100)
Dividends on common stock	—	—	—	—	—	—	(50)	(50)	—	(50)
Share based compensation	—	(61)	80	—	—	—	—	19	—	19
Balances as of June 30, 2022	$1	$6,020	$(371)	$—	$—	$(3,722)	$7,635	$9,563	$747	$10,310

						Accumulated
		Additional	Treasury	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Stock	Held	Compensation	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Capital	at Cost	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of March 31, 2021	$1	$5,927	$—	$(4)	$10	$1,443	$2,608	$9,985	$585	$10,570

Net income (loss)	—	—	—	—	—	—	(540)	(540)	56	(484)
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	948	—	948	—	948
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	(42)	(42)
Reserve for equity compensation plans	—	—	—	—	$(1)	—	—	(1)	—	(1)
Balances as of June 30, 2021	$1	$5,927	$—	$(4)	$9	$2,391	$2,068	$10,392	$599	$10,991

						Accumulated
		Additional	Treasury	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Stock	Held	Compensation	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Capital	at Cost	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2021	$1	$6,051	$(211)	$—	$—	$1,744	$2,809	$10,394	$680	$11,074

Net income (loss)	—	—	—	—	—	—	4,928	4,928	62	4,990
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	(5,466)	—	(5,466)	—	(5,466)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	5	5
Treasury stock acquired in connection with share repurchases	—	—	(240)	—	—	—	—	(240)	—	(240)
Dividends on common stock	—	—	—	—	—	—	(102)	(102)	—	(102)
Share based compensation	—	(31)	80	—	—	—	—	49	—	49
Balances as of June 30, 2022	$1	$6,020	$(371)	$—	$—	$(3,722)	$7,635	$9,563	$747	$10,310

						Accumulated
		Additional	Treasury	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Stock	Held	Compensation	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Capital	at Cost	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2020	$1	$5,927	$—	$(4)	$8	$3,821	$(324)	$9,429	$494	$9,923

Net income (loss)	—	—	—	—	—	—	2,392	2,392	124	2,516
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	(1,430)	—	(1,430)	—	(1,430)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	(19)	(19)
Reserve for equity compensation plans	—	—	—	—	1	—	—	1	—	1
Balances as of June 30, 2021	$1	$5,927	$—	$(4)	$9	$2,391	$2,068	$10,392	$599	$10,991

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$4,990	$2,516

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	125	(168)
Net losses (gains) on derivatives	(3,492)	113
Net losses (gains) on funds withheld reinsurance	(2,105)	(130)
Interest credited on other contract holder funds, gross	423	440
Mortality, expense and surrender charges	(269)	(280)
Amortization of discount and premium on investments	13	27
Deferred income tax expense (benefit)	1,075	563
Share-based compensation	69	46
Change in:
Accrued investment income	(2)	39
Deferred acquisition costs and sales inducements	1,364	148
Funds withheld, net of reinsurance	(90)	(398)
Other assets and liabilities, net	(5)	(768)
Net cash provided by (used in) operating activities	2,096	2,148

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	6,942	10,325
Equity securities	43	25
Mortgage loans	551	682
Purchases of:
Debt securities	(5,981)	(5,502)
Equity securities	(25)	(51)
Mortgage loans	(1,039)	(1,557)
Settlements related to derivatives and collateral on investments	2,570	(2,948)
Other investing activities	(446)	(394)
Net cash provided by (used in) investing activities	2,615	580

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$10,285	$9,759
Withdrawals	(12,983)	(15,184)
Net transfers from (to) separate accounts	2,554	1,191
Proceeds from (payments on) repurchase agreements and securities lending	(1,557)	1,157
Net proceeds from (payments on) Federal Home Loan Bank notes	—	(130)
Net proceeds from (payments on) debt	(783)	(4)
Net proceeds from issuance of senior notes	750	—
Debt issuance costs	(7)	—
Dividends on common stock	(102)	—
Purchase of treasury stock	(240)	—
Other financing activities	7	—
Net cash provided by (used in) financing activities	(2,076)	(3,211)

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,635	(483)

Cash, cash equivalents, and restricted cash at beginning of period	2,631	2,019
Total cash, cash equivalents, and restricted cash at end of period	$5,266	$1,536

Supplemental cash flow information
Income taxes paid (received)	$(2)	$34
Interest paid	$40	$10

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$214	$117
Other invested assets acquired from stock splits and stock distributions	$42	$99

Reconciliation to Statement of Financial Position
Cash and cash equivalents	$5,258	$1,536
Restricted cash (included in Other assets)	8	—
Total cash, cash equivalents, and restricted cash	$5,266	$1,536

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
Other subsidiaries, which are wholly owned by Jackson, consist of the following:
•Life insurers: Jackson National Life Insurance Company of New York (“JNY”); Squire Reassurance Company LLC (“Squire Re”); Squire Reassurance Company II, Inc. (“Squire Re II”) and VFL International Life Company SPC, LTD;
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

Other

On August 6, 2021, the registration statement on Form 10 of the Company's Class A Common Stock filed with the U.S. Securities and Exchange Commission (the "SEC"), became effective under the Securities Exchange Act of 1934, as amended. We refer to that effective Form 10 registration as the "Form 10." The Demerger transaction described in the Form 10 was consummated on September 13, 2021. As of June 30, 2022, Prudential retained a 14.3% remaining interest in the Company. Prudential sold additional shares of the Company’s Class A Common Stock during the third quarter of 2022 and as of August 5, 2022 Prudential retained a 9.0% remaining interest in the Company.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Business and Basis of Presentation
On June 18, 2020, the Company’s subsidiary, Jackson, announced that it had entered into a funds withheld coinsurance agreement with Athene Life Re Ltd. (“Athene”) effective June 1, 2020 to reinsure on 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission ("Athene Reinsurance Agreement").

In addition, we entered into an investment agreement with Athene Life Re Ltd., pursuant to which Athene invested $500 million of capital in return for a 9.9% voting interest corresponding to a 11.1% economic interest in the Company. That investment was completed on July 17, 2020. In August 2020, the Company made a $500 million capital contribution to its subsidiary, Jackson. As of June 30, 2022, Athene retained a 8.9% voting interest and 8.9% economic interest.

We continue to closely monitor developments related to the COVID-19 pandemic. The COVID-19 pandemic has caused significant economic and financial turmoil both in the United States and around the world. While there has been a gradual resumption of activity, COVID-19 and its variants continue to affect activity, and those effects could continue and could worsen in the future. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted. The Company implemented business continuity plans that were already in place to ensure the availability of services for our customers, work at home capabilities for our employees, where appropriate, and other ongoing risk management activities. The Company has had employees, as needed or voluntarily, in our offices during this time, as permitted by local and state restrictions. The Company rolled out a broader “return to office plan” for all employees, with many associates in 2022 now working on an “office-centric” hybrid schedule between in-office and remote working arrangements.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but not required for interim reporting purposes, has been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 7, 2022, (the "2021 Annual Report"). The condensed consolidated financial information as of December 31, 2021 included herein has been derived from the audited Consolidated Financial Statements in the 2021 Annual Report, although certain amounts have been reclassified to conform to the 2022 presentation.

Certain accounting policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2021 in the Company’s 2021 Annual Report.

In the opinion of management, these financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Business and Basis of Presentation
•Assumptions used in calculating policy reserves and liabilities, including policyholder behavior, mortality rates, expenses, investment returns and policy crediting rates;
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

The amendments in ASU 2018-12 contain four significant changes:

1.Market risk benefits: market risk benefits, a new term for certain contracts or features that provide for potential benefits in addition to the account balance which expose us to other than nominal market risk (for example, certain guaranteed benefits on annuity contracts, including guaranteed minimum withdrawal benefits and guaranteed minimum death benefits on variable annuities), will be measured at fair value. Changes in fair value will be recorded and presented separately within the income statement, with the exception of changes in fair value due to instrument-specific credit risk, which will be recognized in other comprehensive income (loss) (“OCI”). See Note 10 for more information regarding guaranteed benefits;

2.Deferred acquisition costs: deferred acquisition costs (“DAC”) will be amortized on a constant-level basis, independent of profitability on the underlying business;

3.Liability for future policy benefits: annual review and, if necessary, update of cash flow assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment insurance contracts will be required. These liabilities will be discounted using an upper-medium grade fixed income instrument yield which will be updated quarterly, with related changes in the liability recognized in OCI; and

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. New Accounting Standards
4.Enhanced disclosures: enhanced disclosures, including disaggregated roll-forwards of certain balance sheet accounts that provide information about actual and expected cash flows, as well as information about significant inputs, judgments, assumptions and methods used in measurement, will be required. The enhanced disclosures are intended to improve the ability of users of the financial statements to evaluate the timing, amount, and uncertainty of cash flows arising from long-duration contracts.

The Company will adopt the standard effective January 1, 2023, with a transition date of January 1, 2021, using a modified retrospective approach, except for market risk benefits for which we will apply a full retrospective transition approach. Under the modified retrospective approach, the Company will apply the guidance to contracts in force on the transition date on the basis of their existing carrying value, using updated future cash flow assumptions, and eliminate certain related amounts in accumulated other comprehensive income (loss) (“AOCI”). Under the full retrospective transition approach, the Company will apply the guidance as of the earliest period presented, using actual historical experience information as of contract inception, as if the accounting principle had always been applied.

In accordance with its established governance framework, the Company continues to progress with implementation efforts including determining significant accounting policy decisions, modifying actuarial valuation models, revising reporting processes, and updating internal controls over financial reporting.

Given the nature and extent of the required changes, the adoption of this standard is expected to have a significant impact on the Company’s consolidated financial statements and disclosures. Based upon the elected transition methods, the Company currently estimates the adoption of the standard will result in a decrease of between approximately $2 billion and $4 billion in the Company’s total equity at the transition date of January 1, 2021. This estimate is based on the economic conditions experienced at the transition date.

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

•changes to the discount rate used to measure liabilities for future policyholder benefits that will be remeasured using current upper-medium grade fixed-income instrument yields, which are generally considered to be those on single-A rated public corporate debt; and

•the removal of certain balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method.” The new guidance allows multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. If multiple hedged layers are designated, an entity is required to perform an analysis to support its expectation that the aggregate amount of the hedged layers is anticipated to be outstanding for the designated hedge periods. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. An entity may designate multiple hedged layers of a single closed portfolio solely on a prospective basis. All entities are required to apply the amendments related to hedge basis adjustments under the portfolio layer method, except for those related to disclosures, on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. Early adoption is permitted. The Company does not anticipate any impact when adopting the new guidance and does not plan to early adopt.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The new guidance eliminates the accounting guidance for troubled debt restructurings by creditors, and instead requires an entity to evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. New guidance for vintage disclosures requires that current-period gross write-offs be disclosed by year of origination for financing receivables and net investments in leases that fall within scope of the current expected credit loss model. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Updates should be applied prospectively. However, an entity has the option to apply the modified retrospective method related to the recognition and measurements of troubled debt restructurings. Early adoption is permitted. The Company does not anticipate a significant impact when adopting the new guidance and does not plan to early adopt.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
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

Pretax adjusted operating earnings equals net income adjusted to eliminate the impact of the following items:

1.Guaranteed Benefits and Hedging Results: the fees attributed to guaranteed benefits, the associated movements in optional guaranteed benefit liabilities and related claims and benefit payments are excluded from pretax adjusted operating earnings, as we believe this approach appropriately removes the impact to both revenue and related expenses associated with the guaranteed benefit features that are offered for certain of our variable annuities and fixed index annuities and gives investors a better picture of what is driving our underlying performance. This adjustment includes the following components:

•Fees Attributable to Guarantee Benefits: fees earned in conjunction with guaranteed benefit features offered for certain of our variable annuities and fixed index annuities are set at a level intended to mitigate the cost of hedging and funding the liabilities associated with such guaranteed benefit features. The full amount of the fees attributable to guaranteed benefit features have been excluded from pretax adjusted operating earnings as the related net movements in freestanding derivatives and net reserve and embedded derivative movements, as described below, have been excluded from pretax adjusted operating earnings. This adjusted presentation of our earnings is intended to directly align revenue and related expenses associated with the guaranteed benefit features;

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
•Net Movement in Freestanding Derivatives, except earned income (periodic settlements and changes in settlement accruals) on derivatives that are hedges of investments, but do not qualify for hedge accounting treatment: changes in the fair value of our freestanding derivatives used to manage the risk associated with our life and annuity reserves, including those arising from the guaranteed benefit features offered for certain of our variable annuities and fixed index annuities. Net movements in freestanding derivatives have been excluded from pretax adjusted operating earnings as the market value of these derivatives may vary significantly from period to period as a result of near-term market conditions and therefore are not directly comparable or reflective of the underlying performance of our business;

•Net Reserve and Embedded Derivative Movements: changes in the valuation of certain life and annuity reserves, a portion of which are accounted for as embedded derivative instruments, and which are primarily composed of variable and fixed index annuity reserves, including those arising from the guaranteed benefit features offered for certain of our variable annuities. Net reserve and embedded derivative movements have been excluded from pretax adjusted operating earnings as the carrying values of these derivatives may vary significantly from period to period as the result of near-term market conditions and policyholder behavior-related inputs and therefore are not directly comparable or reflective of the underlying performance of our business. Movements in reserves attributable to the current period claims and benefit payments in excess of a customer’s account value on these policies are also excluded from pretax adjusted operating earnings as these benefit payments are affected by near-term market conditions and policyholder behavior-related inputs and therefore may vary significantly from period to period;

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

Operating income taxes are calculated using the prevailing corporate federal income tax rate of 21% while taking into account any items recognized differently in our financial statements and federal income tax returns, including the dividends received deduction and other tax credits. For interim reporting periods, the Company uses an estimated annual effective tax rate ("ETR") in computing its tax provision including consideration of discrete items.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
Set forth in the tables below is certain information with respect to the Company’s segments, as described above (in millions):

Three Months Ended June 30, 2022	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$949	$—	$119	$17	$1,085
Premiums	—	—	35	—	35
Net investment income	124	72	185	35	416
Income (loss) on operating derivatives	7	(4)	13	8	24
Other income	11	—	9	1	21
Total Operating Revenues	1,091	68	361	61	1,581

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	9	—	217	—	226
Interest credited on other contract holder funds, net of deferrals	71	47	99	—	217
Interest expense	6	—	—	18	24
Operating costs and other expenses, net of deferrals	441	2	39	35	517
Deferred acquisition and sales inducements amortization	346	—	—	8	354
Total Operating Benefits and Expenses	873	49	355	61	1,338

Pretax Adjusted Operating Earnings	$218	$19	$6	$—	$243

Three Months Ended June 30, 2021	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,050	$—	$123	$19	$1,192
Premiums	—	—	34	—	34
Net investment income	144	57	205	39	445
Income (loss) on operating derivatives	15	—	17	8	40
Other income	11	—	12	7	30
Total Operating Revenues	1,220	57	391	73	1,741

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	11	—	192	—	203
Interest credited on other contract holder funds, net of deferrals	66	48	103	—	217
Interest expense	6	1	—	—	7
Operating costs and other expenses, net of deferrals	485	2	38	49	574
Deferred acquisition and sales inducements amortization	(31)	—	2	8	(21)
Total Operating Benefits and Expenses	537	51	335	57	980

Pretax Adjusted Operating Earnings	$683	$6	$56	$16	$761

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Six Months Ended June 30, 2022	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,965	$—	$240	$35	$2,240
Premiums	—	—	72	—	72
Net investment income	242	136	381	88	847
Income (loss) on operating derivatives	18	(5)	28	18	59
Other income	22	—	17	2	41
Total Operating Revenues	2,247	131	738	143	3,259

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	25	—	459	—	484
Interest credited on other contract holder funds, net of deferrals	139	86	198	—	423
Interest expense	11	—	—	33	44
Operating costs and other expenses, net of deferrals	945	3	79	96	1,123
Deferred acquisition and sales inducements amortization	503	—	4	17	524
Total Operating Benefits and Expenses	1,623	89	740	146	2,598

Pretax Adjusted Operating Earnings	$624	$42	$(2)	$(3)	$661

Six Months Ended June 30, 2021	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$2,046	$—	$248	$39	$2,333
Premiums	—	—	71	—	71
Net investment income	349	120	461	54	984
Income (loss) on operating derivatives	29	—	38	12	79
Other income	23	—	22	8	53
Total Operating Revenues	2,447	120	840	113	3,520

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	17	—	413	—	430
Interest credited on other contract holder funds, net of deferrals	133	100	207	—	440
Interest expense	11	2	—	—	13
Operating costs and other expenses, net of deferrals	961	2	78	107	1,148
Deferred acquisition and sales inducements amortization	73	—	7	15	95
Total Operating Benefits and Expenses	1,195	104	705	122	2,126

Pretax Adjusted Operating Earnings	$1,252	$16	$135	$(9)	$1,394

Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income, net of deferred acquisition costs amortization, between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson to its affiliate PPM, which were $15 million for both the three months ended June 30, 2022 and 2021, respectively, and $29 million and $30 million for the six months ended June 30, 2022 and 2021, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
The following table summarizes the reconciling items from the non-GAAP measure of operating revenues to the GAAP measure of total revenues attributable to the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total operating revenues	$1,581	$1,741	$3,259	$3,520
Fees attributed to variable annuity benefit reserves	765	701	1,529	1,373
Net gains (losses) on derivatives and investments	3,843	(2,561)	5,413	106
Net investment income (loss) related to noncontrolling interests	31	56	62	124
Consolidated investments	(65)	1	(67)	31
Net investment income on funds withheld assets	364	294	624	585
Total revenues (1)	$6,519	$232	$10,820	$5,739
(1) Substantially all of the Company's revenues originated in the United States. There were no individual customers that exceeded 10% of total revenues.

The following table summarizes the reconciling items from the non-GAAP measure of operating benefits and expenses to the GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total operating benefits and expenses	$1,338	$980	$2,598	$2,126
Benefits attributed to variable annuity benefit reserves	54	29	93	66
Amortization of DAC and DSI related to non-operating revenues and expenses	845	(243)	1,190	453
SOP 03-1 reserve movements	632	(21)	901	(4)
Other items	(1)	25	1	51
Total benefits and expenses	$2,868	$770	$4,783	$2,692

The following table summarizes the reconciling items, net of deferred acquisition costs and deferred sales inducements, from the non-GAAP measure of pretax adjusted operating earnings to the GAAP measure of net income attributable to the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pretax adjusted operating earnings	$243	$761	$661	$1,394
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	765	701	1,529	1,373
Net movement in freestanding derivatives	2,847	(442)	1,371	(3,473)
Net reserve and embedded derivative movements	(772)	(1,374)	1,067	3,219
DAC and DSI impact	(845)	243	(1,190)	(453)
Assumption changes	—	—	—	—
Total guaranteed benefits and hedging results	1,995	(872)	2,777	666
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	1,082	(752)	1,980	298
Net investment income on funds withheld assets	364	294	624	585
Other items	(64)	(25)	(67)	(20)
Pretax income (loss) attributable to Jackson Financial Inc.	3,620	(594)	5,975	2,923
Income tax expense (benefit)	717	(54)	1,047	531
Net income (loss) attributable to Jackson Financial Inc.	$2,903	$(540)	$4,928	$2,392

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

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

Debt Securities

The following table sets forth the composition of the fair value of debt securities at June 30, 2022 and December 31, 2021, classified by rating categories as assigned by nationally recognized statistical rating organizations (“NRSRO”), the National Association of Insurance Commissioners (“NAIC”), or if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by an NRSRO when NRSRO ratings are not equivalent and, for purposes of the table, if not otherwise rated by a NRSRO, the NAIC rating of a security is converted to an equivalent NRSRO-style rating. At June 30, 2022 and December 31, 2021, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $76 million and $13 million, respectively.

	Percent of Total Debt Securities Carrying Value
	June 30, 2022	December 31, 2021
Investment Rating
AAA	12.4%	14.5%
AA	9.2%	9.6%
A	30.4%	28.5%
BBB	40.3%	40.9%
Investment grade	92.3%	93.5%
BB	4.0%	3.6%
B and below	3.7%	2.9%
Below investment grade	7.7%	6.5%
Total debt securities	100.0%	100.0%

At June 30, 2022, based on ratings by NRSROs, of the total carrying value of debt securities in an unrealized loss position, 76% were investment grade, 3% were below investment grade and 21% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 20% of the aggregate gross unrealized losses on available-for-sale debt securities.

At December 31, 2021, based on ratings by NRSROs, of the total carrying value of debt securities in an unrealized loss position, 76% were investment grade, 2% were below investment grade and 22% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 16% of the aggregate gross unrealized losses on available for sale debt securities.

Corporate securities in an unrealized loss position were diversified across industries. As of June 30, 2022, the industries accounting for the largest percentage of unrealized losses included utilities (13% of corporate gross unrealized losses) and energy (10%). The largest unrealized loss related to a single corporate obligor was $52 million at June 30, 2022.

As of December 31, 2021, the industries accounting for the largest percentage of unrealized losses included financial services (16% of corporate gross unrealized losses) and consumer goods (15%). The largest unrealized loss related to a single corporate obligor was $16 million at December 31, 2021.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
At June 30, 2022 and December 31, 2021, the amortized cost, allowance for credit loss ("ACL"), gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
June 30, 2022	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$3,733	$—	$—	$745	$2,988
Other government securities	1,659	6	3	155	1,501
Public utilities	5,927	1	57	465	5,518
Corporate securities	30,145	30	84	3,008	27,191
Residential mortgage-backed	479	6	26	29	470
Commercial mortgage-backed	1,769	—	—	111	1,658
Other asset-backed securities	6,619	—	14	373	6,260
Total debt securities	$50,331	$43	$184	$4,886	$45,586

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2021	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,525	$—	$97	$301	$4,321
Other government securities	1,489	—	147	17	1,619
Public utilities	6,069	—	671	25	6,715
Corporate securities	29,701	—	1,682	237	31,146
Residential mortgage-backed	528	2	46	3	569
Commercial mortgage-backed	1,968	—	76	6	2,038
Other asset-backed securities	6,926	7	71	23	6,967
Total debt securities	$51,206	$9	$2,790	$612	$53,375

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at June 30, 2022, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$988	$—	$2	$3	$987
Due after 1 year through 5 years	8,792	4	21	253	8,556
Due after 5 years through 10 years	14,468	26	31	1,302	13,171
Due after 10 years through 20 years	9,192	3	83	1,230	8,042
Due after 20 years	8,024	4	7	1,585	6,442
Residential mortgage-backed	479	6	26	29	470
Commercial mortgage-backed	1,769	—	—	111	1,658
Other asset-backed securities	6,619	—	14	373	6,260
Total	$50,331	$43	$184	$4,886	$45,586
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Securities with a carrying value of $98 million and $117 million at June 30, 2022 and December 31, 2021, respectively, were on deposit with regulatory authorities, as required by law in various states in which business is conducted.

Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither explicitly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
June 30, 2022	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$190	$4	$3	$14	$175
Alt-A	83	2	12	2	91
Subprime	31	—	11	—	42
Total non-agency RMBS	$304	$6	$26	$16	$308

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2021	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$228	$1	$10	$2	$235
Alt-A	94	1	21	—	114
Subprime	39	—	13	—	52
Total non-agency RMBS	$361	$2	$44	$2	$401

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	June 30, 2022			December 31, 2021
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$172	$1,013	29	$2	$107	16
Other government securities	154	1,282	153	17	252	23
Public utilities	398	4,453	508	17	721	93
Corporate securities	2,426	20,501	2,585	180	6,343	728
Residential mortgage-backed	26	288	205	3	174	109
Commercial mortgage-backed	97	1,567	203	5	314	37
Other asset-backed securities	360	5,081	625	22	3,224	338
Total temporarily impaired securities	$3,633	$34,185	4,308	$246	$11,135	1,344

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$573	$1,801	8	$299	$3,190	7
Other government securities	1	10	5	—	4	2
Public utilities	67	171	29	7	99	8
Corporate securities	582	1,729	217	58	661	69
Residential mortgage-backed	3	45	47	—	11	12
Commercial mortgage-backed	14	72	6	1	30	3
Other asset-backed securities	13	119	20	1	11	3
Total temporarily impaired securities	$1,253	$3,947	332	$366	$4,006	104

	Total			Total
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$745	$2,814	33	$301	$3,297	23
Other government securities	155	1,292	157	17	256	25
Public utilities	465	4,624	530	24	820	101
Corporate securities (1)	3,008	22,230	2,728	238	7,004	797
Residential mortgage-backed	29	333	252	3	185	121
Commercial mortgage-backed	111	1,639	208	6	344	40
Other asset-backed securities	373	5,200	637	23	3,235	341
Total temporarily impaired securities	$4,886	$38,132	4,545	$612	$15,141	1,448
(1) Certain corporate securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of June 30, 2022 did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As of June 30, 2022, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. The Company performed a detailed analysis of the financial performance of the underlying issues in an unrealized loss position and determined that recovery of the entire amortized cost of each impaired security is expected. In addition, mortgage-backed and asset-backed securities were assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities, and prepayment rates. The Company estimated losses for a security by forecasting performance in the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. The forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, and other independent market data. Based upon this assessment of the expected credit losses of the security given the performance of the underlying collateral compared to subordination or other credit enhancement, the Company expects to recover the entire amortized cost of each impaired security.

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

The credit loss evaluation may consider the following: the extent to which the fair value is below amortized cost; changes in ratings of the security; whether a significant covenant related to the security has been breached; whether an issuer has filed or indicated a possibility of filing for bankruptcy, has missed or announced it intends to miss a scheduled interest or principal payment, or has experienced a specific material adverse change that may impair its creditworthiness; judgments about an obligor’s current and projected financial position; an issuer’s current and projected ability to service and repay its debt obligations; the existence of, and realizable value of, any collateral backing the obligations; and the macro-economic and micro-economic outlooks for specific industries and issuers.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest of nil was written off both during the three and six months ended June 30, 2022 and 2021.

The roll forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

Three Months Ended June 30, 2022	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at April 1, 2022	$—	$6	$—	$22	$2	$—	$2	$32
Additions for which credit loss was not previously recorded	—	—	1	3	2	—	—	6
Changes for securities with previously recorded credit loss	—	—	—	5	3	—	(2)	6
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	(1)	—	—	(1)
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at June 30, 2022 (2)	$—	$6	$1	$30	$6	$—	$—	$43

Three Months Ended June 30, 2021	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at April 1, 2021	$—	$—	$—	$—	$1	$—	$4	$5
Additions for which credit loss was not previously recorded	—	—	—	—	—	—	—	—
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	2	2
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at June 30, 2021 (2)	$—	$—	$—	$—	$1	$—	$6	$7

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

Six Months Ended June 30, 2022	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2022	$—	$—	$—	$—	$2	$—	$7	$9
Additions for which credit loss was not previously recorded	—	6	1	30	2	—	—	39
Changes for securities with previously recorded credit loss	—	—	—	5	3	—	(7)	1
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	(1)	—	—	(1)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	(5)	—	—	—	(5)
Balance at June 30, 2022 (2)	$—	$6	$1	$30	$6	$—	$—	$43

Six Months Ended June 30, 2021	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2021	$—	$—	$—	$—	$—	$—	$14	$14
Additions for which credit loss was not previously recorded	—	—	—	—	1	—	—	1
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	(8)	(8)
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at June 30, 2021 (2)	$—	$—	$—	$—	$1	$—	$6	$7

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $382 million and $397 million as of June 30, 2022 and 2021, respectively, and was excluded from the determination of credit losses for the three and six months ended June 30, 2022 and 2021.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Debt securities (1)	$213	$277	$486	$601
Equity securities	6	7	7	7
Mortgage loans	68	80	141	162
Policy loans	17	17	34	36
Limited partnerships	50	150	158	393
Other investment income	10	5	11	8
Total investment income excluding funds withheld assets	364	536	837	1,207

Net investment income on funds withheld assets (see Note 8)	364	294	624	585

Investment expenses:
Derivative trading commission	(1)	(1)	(2)	(1)
Depreciation on real estate	(3)	(2)	(6)	(5)
Expenses related to consolidated entities (2)	(15)	(9)	(36)	(17)
Other investment income (expense) (3)	38	(22)	50	(45)
Total investment expenses	19	(34)	6	(68)
Net investment income	$747	$796	$1,467	$1,724
(1) Includes unrealized gains and losses on trading securities and includes $(95) million and $(85) million for the three and six months ended June 30, 2022, respectively, and nil and $38 million for the three and six months ended June 30, 2021, respectively, related to the change in fair value for securities carried under the fair value option.
(2) Includes management fees, administrative fees, legal fees, and other expenses related to the consolidation of certain investments.
(3) Includes interest expense and market appreciation on deferred compensation; investment software expense, custodial fees, and other bank fees; institutional product issuance related expenses; and other expenses.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $(13) million and $10 million, for the three months ended June 30, 2022 and 2021, respectively, and $(31) million and $15 million, for the six months ended June 30, 2022 and 2021, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Available-for-sale securities
Realized gains on sale	$5	$96	$29	$121
Realized losses on sale	(63)	(52)	(241)	(58)
Credit loss income (expense)	1	(1)	1	7
Credit loss income (expense) on mortgage loans	(9)	(10)	3	48
Other (1)	71	(18)	83	50
Net gains (losses) excluding derivatives and funds withheld assets	5	15	(125)	168
Net gains (losses) on derivative instruments (see Note 5)	2,785	(1,768)	3,492	(113)
Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	1,077	(768)	2,105	130
Total net gains (losses) on derivatives and investments	$3,867	$(2,521)	$5,472	$185

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

The aggregate fair value of securities sold at a loss for the three and six months ended June 30, 2022 was $506 million and $2,898 million, which was approximately 93% and 92% of book value, respectively. The aggregate fair value of securities sold at a loss for the three and six months ended June 30, 2021 was $888 million and $1,184 million, which was approximately 94% of book value in both periods.

Proceeds from sales of available-for-sale debt securities were $0.8 billion and $4.9 billion during the three and six months ended June 30, 2022, respectively, and $2.8 billion and $5.6 billion during the three and six months ended June 30, 2021, respectively.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Consolidated Variable Interest Entities ("VIEs")

The Company funds affiliated limited liability companies to facilitate the issuance of collateralized loan obligations ("CLOs"). The Company concluded that these limited liability companies are VIEs and that the Company is the primary beneficiary as it has the power to direct the most significant activities affecting the performance of the entity as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. In April 2022, the Company reinvested in collateralized loan obligation issuances resulting in the increase of consolidated assets and liabilities. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments.

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

Asset and liability information for the consolidated VIEs included on the Condensed Consolidated Balance Sheets are as follows (in millions):

	June 30, 2022	December 31, 2021
Assets
Debt securities, at fair value under fair value option	$1,991	$1,546
Debt securities, trading	103	117
Equity securities	128	129
Limited partnerships	1,491	1,309
Cash and cash equivalents	45	120
Other assets	36	45
Total assets	$3,794	$3,266

Liabilities
Debt owed to non-controlling interests	$1,757	$1,404
Other liabilities	417	307
Total other liabilities	2,174	1,711
Securities lending payable	5	4
Total liabilities	$2,179	$1,715

Equity
Noncontrolling interests	$747	$680

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Unconsolidated VIEs

The Company invests in certain limited partnerships ("LPs") and limited liability companies ("LLCs") that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs as it does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. In addition, the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities. Therefore, the Company does not consolidate these VIEs and the carrying amounts of the Company’s investments in these LPs and LLCs are recognized in other invested assets on the consolidated balance sheets. Unfunded capital commitments for these investments are detailed in Note 14. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to the LPs/LLCs, for both consolidated and unconsolidated VIEs, which was $4,276 million and $3,860 million as of June 30, 2022 and December 31, 2021, respectively. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

The Company invests in certain mutual funds that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs. Mutual funds for which the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities are recognized in equity securities on the Condensed Consolidated Balance Sheets and were $28 million and $33 million as of June 30, 2022 and December 31, 2021, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Commercial and Residential Mortgage Loans

Commercial mortgage loans of $10.8 billion and $10.5 billion at June 30, 2022 and December 31, 2021, respectively, are reported net of an allowance for credit losses of $77 million and $85 million at each date, respectively. At June 30, 2022, commercial mortgage loans were collateralized by properties located in 38 states, the District of Columbia, and Europe. Accrued interest receivable on commercial mortgage loans was $35 million and $32 million at June 30, 2022 and December 31, 2021, respectively.

Residential mortgage loans of $1,170 million and $939 million at June 30, 2022 and December 31, 2021, respectively, are reported net of an allowance for credit losses of $3 million and $9 million at each date, respectively. Loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe. Accrued interest receivable on residential mortgage loans was $9 million and $13 million at June 30, 2022 and December 31, 2021, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Mortgage Loan Concessions

In response to the adverse economic impact of the COVID-19 pandemic, the Company granted concessions to certain of its commercial mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act of 2021, and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by bank regulatory agencies, not to account for or report qualifying concessions as troubled debt restructurings and does not classify such loans as past due during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. For some commercial mortgage loan borrowers (principally in the hotel and retail sectors), the Company granted concessions which were primarily interest and/
or principal payment deferrals generally ranging from 6 to 14 months and, to a much lesser extent, maturity date extensions. Repayment periods are generally within one year but may extend until maturity date. Deferred commercial mortgage loan interest and principal payments were $11 million at June 30, 2022. The concessions granted had no impact on the Company’s results of operations or financial position as the Company has not granted concessions that would have been disclosed and accounted for as troubled debt restructurings.

Evaluation for Credit Losses on Mortgage Loans

The Company reviews mortgage loans that are not carried at fair value under the fair value option on a quarterly basis to estimate the ACL with changes in the ACL recorded in net gains (losses) on derivatives and investments. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. The Company utilizes a third-party forecasting model to estimate lifetime expected credit losses at a loan level for mortgage loans. The model forecasts net operating income and property values for the economic scenario selected. The debt service coverage ratios (“DSCR”) and loan to values (“LTV”) are calculated over the forecastable period by comparing the projected net operating income and property valuations to the loan payment and principal amounts of each loan. The model utilizes historical mortgage loan performance based on DSCRs and LTV to derive probability of default and expected losses based on the economic scenario that is similar to the Company’s expectations of economic factors such as unemployment, GDP growth, and interest rates. The Company determined the forecastable period to be reasonable and supportable for a period of two years beyond the end of the reporting period. Over the following one-year period, the model reverts to the historical performance of the portfolio for the remainder of the contractual term of the loans. In cases where the Company does not have an appropriate length of historical performance, the relevant historical rate from an index or the lifetime expected credit loss calculated from the model may be used.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table provides a summary of the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended June 30, 2022	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at April 1, 2022	$21	$9	$22	$14	$12	$6	$84
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	—	9	(6)	(1)	(3)	(3)	(4)
Balance at June 30, 2022 (1)	$21	$18	$16	$13	$9	$3	$80

Three Months Ended June 30, 2021	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at April 1, 2021	$27	$22	$16	$15	$13	$20	$113
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	—	11	4	8	(1)	1	23
Balance at June 30, 2021 (1)	$27	$33	$20	$23	$12	$21	$136

Six Months Ended June 30, 2022	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2022	$19	$9	$28	$17	$12	$9	$94
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	2	9	(12)	(4)	(3)	(6)	(14)
Balance at June 30, 2022 (1)	$21	$18	$16	$13	$9	$3	$80

Six Months Ended June 30, 2021	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2021	$58	$34	$25	$24	$24	$14	$179
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	(31)	(1)	(5)	(1)	(12)	7	(43)
Balance at June 30, 2021 (1)	$27	$33	$20	$23	$12	$21	$136

(1) Accrued interest receivable totaled $44 million and $40 million as of June 30, 2022 and 2021, respectively, and was excluded from the determination of credit losses.
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

At June 30, 2022, there was $18 million of recorded investment, $19 million of unpaid principal balance, no related loan allowance, $12 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

At December 31, 2021, there was $6 million of recorded investment, $7 million of unpaid principal balance, no related loan allowance, $2 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following tables provide information about the credit quality with vintage year and category of mortgage loans (in millions):

	June 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$396	$1,376	$1,343	$1,542	$1,498	$3,866	$4	$10,025	93%
70% - 80%	80	374	33	—	52	144	—	683	6%
80% - 100%	—	—	—	38	5	—	—	43	—%
Greater than 100%	—	—	—	—	—	10	—	10	—%
Total commercial mortgage loans	476	1,750	1,376	1,580	1,555	4,020	4	10,761	100%

Debt service coverage ratios:
Greater than 1.20x	442	963	859	1,453	1,347	3,727	4	8,795	82%
1.00x - 1.20x	34	529	375	85	79	144	—	1,246	12%
Less than 1.00x	—	258	142	42	129	149	—	720	7%
Total commercial mortgage loans	476	1,750	1,376	1,580	1,555	4,020	4	10,761	100%

Residential mortgage loans
Performing	96	465	54	43	17	416	—	1,091	93%
Nonperforming (2)	—	3	10	6	8	52	—	79	7%
Total residential mortgage loans	96	468	64	49	25	468	—	1,170	100%

Total mortgage loans	$572	$2,218	$1,440	$1,629	$1,580	$4,488	$4	$11,931	100%

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$1,270	$1,346	$1,592	$1,599	$1,305	$2,703	$4	$9,819	93%
70% - 80%	345	35	—	52	85	153	—	670	6%
80% - 100%	—	—	39	5	—	—	—	44	—%
Greater than 100%	—	—	—	—	—	10	—	10	—%
Total commercial mortgage loans	1,615	1,381	1,631	1,656	1,390	2,866	4	10,543	100%

Debt service coverage ratios:
Greater than 1.20x	796	974	1,532	1,293	1,257	2,609	4	8,465	80%
1.00x - 1.20x	651	329	81	90	11	68	—	1,230	12%
Less than 1.00x	168	78	18	273	122	189	—	848	8%
Total commercial mortgage loans	1,615	1,381	1,631	1,656	1,390	2,866	4	10,543	100%

Residential mortgage loans
Performing	268	22	18	16	7	396	—	727	77%
Nonperforming (2)	4	44	22	19	23	100	—	212	23%
Total residential mortgage loans	272	66	40	35	30	496	—	939	100%

Total mortgage loans	$1,887	$1,447	$1,671	$1,691	$1,420	$3,362	$4	$11,482	100%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

	June 30, 2022
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,920	$—	$—	$—	$3,920
Hotel	1,067	—	—	—	1,067
Office	1,894	—	—	—	1,894
Retail	2,134	—	—	—	2,134
Warehouse	1,746	—	—	—	1,746
Total commercial	10,761	—	—	—	10,761
Residential (2)	1,091	—	61	18	1,170
Total	$11,852	$—	$61	$18	$11,931

	December 31, 2021
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,755	$—	$—	$—	$3,755
Hotel	1,054	—	—	—	1,054
Office	1,889	—	—	—	1,889
Retail	2,104	—	—	—	2,104
Warehouse	1,741	—	—	—	1,741
Total commercial	10,543	—	—	—	10,543
Residential (2)	727	—	206	6	939
Total	$11,270	$—	$206	$6	$11,482
(1)     At June 30, 2022 and December 31, 2021, includes mezzanine loans of $420 million and $278 million in the Apartment category, $69 million and $75 million in the Hotel category, $259 million and $252 million in the Office category, $27 million and $27 million in the Retail category, and $55 million and $26 million in the Warehouse category, respectively.
(2)    At June 30, 2022 and December 31, 2021, includes $56 million and $202 million of loans purchased when the loans were greater than 90 days delinquent and $15 million and $5 million of loans in process of foreclosure, and are supported with insurance or other guarantees provided by various governmental programs, respectively.

As of June 30, 2022 and December 31, 2021, there were no commercial mortgage loans involved in troubled debt restructuring, and stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $3 million.

Other Invested Assets

Other invested assets primarily include investments in Federal Home Loan Bank capital stock, limited partnerships (“LPs”), and real estate. Federal Home Loan Bank capital stock is carried at cost and adjusted for any impairment. At June 30, 2022 and December 31, 2021, FHLB capital stock had carrying value of $146 million and $125 million, respectively. Real estate is carried at the lower of depreciated cost or fair value. At June 30, 2022 and December 31, 2021, real estate totaling $241 million and $243 million, respectively, included foreclosed properties with a book value of $1 million at both June 30, 2022 and December 31, 2021. Carrying values for limited partnership investments are generally determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At June 30, 2022 and December 31, 2021, investments in LPs had carrying values of $3,261 million and $2,831 million, respectively.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of June 30, 2022 and December 31, 2021, the estimated fair value of loaned securities was $31 million and $17 million, respectively. The agreements require a minimum of 102 percent of the fair value of the loaned securities to be held as collateral, calculated on a daily basis. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At June 30, 2022 and December 31, 2021, cash collateral received in the amount of $32 million and $17 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Condensed Consolidated Balance Sheets. Short-term borrowings under such agreements averaged $271 million for six months ended June 30, 2022 and $1,548 million for the year ended December 31, 2021, with weighted average interest rates of 0.19% and 0.07%, respectively. At June 30, 2022 and December 31, 2021, the outstanding repurchase agreement balance was nil and $1,572 million, respectively, collateralized with U.S. Treasury notes and corporate securities and maturing within 30 days, and was included within repurchase agreements and securities lending payable in the Condensed Consolidated Balance Sheets. In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled nil both for the three and six months ended June 30, 2022, respectively, and nil and $1 million for the three and six months ended June 30, 2021. The highest level of short-term borrowings at any month end was $584 million and $2,257 million for the six months ended June 30, 2022 and 2021, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments

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

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	June 30, 2022
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,802	$48	$108	$(60)
Equity index call options	24,000	13	—	13
Equity index futures (2)	25,272	—	—	—
Equity index put options	32,500	1,030	—	1,030
Interest rate swaps	7,728	30	60	(30)
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	22,000	—	1,029	(1,029)
Treasury futures (2)	14	—	—	—
Total return swaps	700	12	4	8
Total freestanding derivatives	115,516	1,133	1,201	(68)
Embedded derivatives
Variable annuity embedded derivatives (3)	N/A	—	601	(601)
Fixed index annuity embedded derivatives (4)	N/A	—	1,087	(1,087)
Registered index linked annuity embedded derivatives (4)	N/A	—	4	(4)
Total embedded derivatives	N/A	—	1,692	(1,692)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	24	1	23
Cross-currency forwards	1,190	86	15	71
Funds withheld embedded derivative (5)	N/A	2,508	—	2,508
Total derivatives related to funds withheld under reinsurance treaties	1,348	2,618	16	2,602
Total	$116,864	$3,751	$2,909	$842

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
(5) Included within funds withheld payable under reinsurance treaties on the Condensed Consolidated Balance Sheets.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments

	December 31, 2021
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,767	$55	$35	$20
Equity index call options	21,000	606	—	606
Equity index futures (2)	18,258	—	—	—
Equity index put options	27,500	150	—	150
Interest rate swaps	7,728	430	—	430
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	19,000	133	—	133
Treasury futures (2)	912	—	—	—
Total return swaps	—	—	—	—
Total freestanding derivatives	97,665	1,374	35	1,339
Embedded derivatives
Variable annuity embedded derivatives (3)	N/A	—	2,626	(2,626)
Fixed index annuity embedded derivatives (4)	N/A	—	1,439	(1,439)
Registered index linked annuity embedded derivatives (4)	N/A	—	6	(6)
Total embedded derivatives	N/A	—	4,071	(4,071)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	10	1	9
Cross-currency forwards	1,119	33	5	28
Funds withheld embedded derivative (5)	N/A	—	120	(120)
Total derivatives related to funds withheld under reinsurance treaties	1,277	43	126	(83)
Total	$98,942	$1,417	$4,232	$(2,815)

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$(50)	$21	$(82)	$(44)
Equity index call options	(642)	667	(1,231)	799
Equity index futures	3,618	(1,377)	4,241	(2,670)
Equity index put options	822	(260)	507	(611)
Interest rate swaps	(150)	117	(411)	(148)
Interest rate swaps - cleared	(49)	36	(137)	(50)
Put-swaptions	(686)	395	(1,154)	103
Treasury futures	(1)	—	(312)	(773)
Total return swaps	8	—	8	—
Fixed index annuity embedded derivatives	4	(2)	5	(2)
Registered index linked annuity embedded derivative	60	—	63	—
Variable annuity embedded derivatives	(149)	(1,365)	1,995	3,283
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	2,785	(1,768)	3,492	(113)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	12	8	15	6
Cross-currency forwards	51	(6)	69	13
Funds withheld embedded derivative	1,347	(544)	2,628	454
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	1,410	(542)	2,712	473
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$4,195	$(2,310)	$6,204	$360

All of the Company’s trade agreements for freestanding, over-the-counter derivatives, contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit. At June 30, 2022 and December 31, 2021, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $977 million and $1,376 million, respectively, and held collateral was $879 million and $1,576 million, respectively, related to these agreements. At June 30, 2022 and December 31, 2021, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $951 million and nil, respectively, and provided collateral was $1,128 million and nil, respectively, related to these agreements. If all of the downgrade provisions had been triggered at June 30, 2022 and December 31, 2021, in aggregate, the Company would have had to disburse nil and $200 million, respectively, and would have been allowed to claim $275 million and nil, respectively.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	June 30, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative
assets	$1,243	$—	$1,243	$266	$610	$246	$121
Financial Liabilities:
Freestanding derivative
liabilities	$1,217	$—	$1,217	$266	$66	$885	$—
Securities loaned	32	—	32	—	32	—	—
Repurchase agreements	—	—	—	—	—	—	—
Total financial liabilities	$1,249	$—	$1,249	$266	$98	$885	$—

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

In the above tables, the amounts of assets or liabilities presented in the Company’s Condensed Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative liabilities of $1,692 million and $4,071 million as of June 30, 2022 and December 31, 2021, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative asset (liability) of $2,508 million and $(120) million at June 30, 2022 and December 31, 2021.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
6. Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$45,586	$45,586	$53,375	$53,375
Equity securities	260	260	279	279
Mortgage loans (1)	11,931	11,586	11,482	11,910
Limited partnerships	3,261	3,261	2,831	2,831
Policy loans (1)	4,459	4,459	4,475	4,475
Freestanding derivative instruments	1,243	1,243	1,417	1,417
Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock	146	146	125	125
Cash and cash equivalents	5,258	5,258	2,623	2,623
Guaranteed minimum income benefits ("GMIB") reinsurance recoverable	232	232	262	262
Separate account assets	196,184	196,184	248,949	248,949

Liabilities
Annuity reserves (2)	38,787	35,844	40,389	50,116
Reserves for guaranteed investment contracts (3)	1,181	1,156	894	923
Trust instruments supported by funding agreements (3)	5,301	5,174	5,986	6,175
FHLB funding agreements (3)	2,001	2,090	1,950	1,938
Funds withheld payable under reinsurance treaties (1)	25,506	25,506	29,007	29,007
Long-term debt	2,634	2,422	2,649	2,745
Securities lending payable	32	32	17	17
Freestanding derivative instruments	1,217	1,217	41	41
Repurchase agreements	—	—	1,572	1,572
FHLB advances	—	—	—	—
Separate account liabilities	196,184	196,184	248,949	248,949
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

As a result of typical trading volumes and the lack of specific quoted market prices for most debt securities, independent pricing services will normally derive the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the independent pricing services and broker-dealers may use matrix or pricing model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at relevant market rates. Certain securities are priced using broker-dealer quotes, which may utilize

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
proprietary inputs and models. Additionally, the majority of these quotes are non-binding.

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

For those securities that were internally valued at June 30, 2022 and December 31, 2021, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, is generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally, are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at June 30, 2022 and December 31, 2021. As a result of using the net asset value per share practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
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

Freestanding derivative instruments classified as Level 1 include futures, which are traded on active exchanges. Freestanding derivative instruments classified as Level 2 include interest rate swaps, cross currency swaps, cross-currency forwards, credit default swaps, total return swaps, put-swaptions and certain equity index call and put options. These derivative valuations are determined by third-party pricing services using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Freestanding derivative instruments classified as Level 3 include interest rate contingent options that are valued by third-party pricing services utilizing significant unobservable inputs.

Cash and Cash Equivalents

Cash and cash equivalents primarily include money market instruments and bank deposits. Cash equivalents also includes all highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of purchase. Certain money market instruments are valued using unadjusted quoted prices in active markets and are classified as Level 1.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Variable Annuity Guarantees

Variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal, income and accumulation benefits. Certain benefits, including non-life contingent components of guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum withdrawal benefits for life (“GMWB for Life”), guaranteed minimum accumulation benefits (“GMAB”), and the reinsurance recoverable on the Company’s GMIB, are recorded at fair value. Guaranteed benefits that are not subject to fair value accounting are accounted for as insurance benefits. The Company discontinued offering the GMIB in 2009 and GMAB in 2011.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
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

Fair Value Option

The Company elected the fair value option for debt securities related to certain consolidated investments totaling $1,991 million and $1,546 million at June 30, 2022 and December 31, 2021, respectively. These debt securities are reflected on the Company’s Condensed Consolidated Balance Sheets as debt securities, at fair value under the fair value option.

The Company has elected the fair value option for certain funds withheld assets, which are held as collateral for reinsurance, totaling $3,999 million and $3,632 million at June 30, 2022 and December 31, 2021, respectively, as discussed above, and includes mortgage loans as discussed below.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

June 30,
2022
Fair value	$357
Aggregate contractual principal	362

As of June 30, 2022, no loans for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Condensed Consolidated Financial Statements.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$2,988	$2,988	$—	$—
Other government securities	1,501	—	1,501	—
Public utilities	5,518	—	5,518	—
Corporate securities	27,191	—	27,144	47
Residential mortgage-backed	470	—	470	—
Commercial mortgage-backed	1,658	—	1,658	—
Other asset-backed securities	6,260	—	6,260	—
Equity securities	260	81	55	124
Mortgage loans	357	—	—	357
Limited partnerships (1)	1	—	—	1
Policy loans	3,485	—	—	3,485
Freestanding derivative instruments	1,243	—	1,243	—
Cash and cash equivalents	5,258	5,258	—	—
GMIB reinsurance recoverable	232	—	—	232
Separate account assets	196,184	—	196,184	—
Total	$252,606	$8,327	$240,033	$4,246

Liabilities
Embedded derivative liabilities (2)	$1,692	$—	$1,091	$601
Funds withheld payable under reinsurance treaties (3)	1,141	—	—	1,141
Freestanding derivative instruments	1,217	—	1,217	—
Total	$4,050	$—	$2,308	$1,742

(1) Excludes $3,260 million of limited partnership investments measured at NAV.

(2) Includes the embedded derivative liabilities of $601 million related to GMWB reserves included in reserves for future policy benefits and claims payable, $4 million of RILA and $1,087 million of fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $2,508 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	June 30, 2022
Assets	Total	Internal	External
Debt securities:
Corporate	$47	$—	$47
Equity securities	124	1	123
Mortgage loans	357	—	357
Limited partnerships	1	1	—
Policy loans	3,485	3,485	—
GMIB reinsurance recoverable	232	232	—
Total	$4,246	$3,719	$527

Liabilities
Embedded derivative liabilities (1)	$601	$601	$—
Funds withheld payable under reinsurance treaties (2)	1,141	1,141	—
Total	$1,742	$1,742	$—

(1) Includes the embedded derivative related to GMWB reserves.
(2) Includes the Athene embedded derivative asset of $2,508 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on significant internally-priced Level 3 assets and liabilities (in millions):

As of June 30, 2022
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
GMIB reinsurance recoverable	$232	Discounted cash flow	Mortality(1)	0.01% - 23.42%	Decrease
			Lapse(2)	3.30% - 9.00%	Decrease
			Utilization(3)	0.00% - 20.00%	Increase
			Withdrawal(4)	3.75% - 4.50%	Increase
			Nonperformance risk(5)	0.00% - 2.32%	Decrease
			Long-term Equity Volatility(6)	18.50% - 23.00%	Increase

Liabilities
Embedded derivative liabilities	$601	Discounted cash flow	Mortality(1)	0.04% - 21.45%	Decrease
			Lapse(2)	0.20% - 30.90%	Decrease
			Utilization(3)	5.00% - 100.00%	Increase
			Withdrawal(4)	58.00% - 97.00%	Increase
			Nonperformance risk(5)	0.00% - 2.32%	Decrease
			Long-term Equity Volatility(6)	18.50% - 23.00%	Increase

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Sensitivity to Changes in Unobservable Inputs

The following is a general description of sensitivities of significant unobservable inputs and their impact on the fair value measurement for the assets and liabilities reflected in the tables above.

At both June 30, 2022 and December 31, 2021, securities of $2 million are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The tables below provide rollforwards for the three and six months ended June 30, 2022 and 2021 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		April 1,	Net	Comprehensive	and	(out of)	June 30,
Three Months Ended June 30, 2022		2022	Income	Income	Settlements	Level 3	2022
Assets
	Debt securities
	Corporate securities	$14	$5	$—	$1	$27	$47
	Equity securities	115	13	—	(4)	—	124
	Mortgage loans	190	(5)	—	172	—	357
	Limited partnerships	1	—	—	—	—	1
	GMIB reinsurance recoverable	232	—	—	—	—	232
	Policy loans	3,472	76	—	(63)	—	3,485

Liabilities
	Embedded derivative liabilities	$(452)	$(149)	$—	$—	$—	$(601)
	Funds withheld payable under reinsurance treaties	(2,479)	1,272	—	66	—	(1,141)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		April 1,	Net	Comprehensive	and	(out of)	June 30,
Three Months Ended June 30, 2021		2021	Income	Income	Settlements	Level 3	2021
Assets
	Debt securities
	Corporate securities	$19	$1	$—	$5	$7	$32
	Equity securities	102	9	—	(8)	—	103
	Limited partnerships	1	—	—	—	—	1
	GMIB reinsurance recoverable	266	1	—	—	—	267
	Policy loans	3,486	70	—	(18)	—	3,538

Liabilities
	Embedded derivative liabilities	$(869)	$(1,367)	$—	$—	$—	$(2,236)
	Funds withheld payable under reinsurance treaties	(3,486)	(585)	—	(11)	—	(4,082)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		January 1,	Net	Comprehensive	and	(out of)	June 30,
Six Months Ended June 30, 2022		2022	Income	Income	Settlements	Level 3	2022
Assets
	Debt securities
	Corporate securities	$9	$5	$—	$3	$30	$47
	Equity securities	112	16	—	(4)	—	124
	Mortgage loans	—	(3)	—	360	—	357
	Limited partnerships	1	—	—	—	—	1
	GMIB reinsurance recoverable	262	(30)	—	—	—	232
	Policy loans	3,467	136	—	(118)	—	3,485

Liabilities
	Embedded derivative liabilities	$(2,626)	$2,025	$—	$—	$—	$(601)
	Funds withheld payable under reinsurance treaties	(3,759)	2,492	—	126	—	(1,141)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		January 1,	Net	Comprehensive	and	(out of)	June 30,
Six Months Ended June 30, 2021		2021	Income	Income	Settlements	Level 3	2021
Assets
	Debt securities
	Corporate securities	$29	$2	$—	$6	$(5)	$32
	Equity securities	104	7	—	(8)	—	103
	Limited partnerships	1	—	—	—	—	1
	GMIB reinsurance recoverable	340	(73)	—	—	—	267
	Policy loans	3,454	125	—	(41)	—	3,538

Liabilities
	Embedded derivative liabilities	$(5,592)	$3,356	$—	$—	$—	$(2,236)
	Funds withheld payable under reinsurance treaties	(4,453)	329	2	40	—	(4,082)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the three and six months ended June 30, 2022 and 2021 shown above are as follows (in millions):

Three Months Ended June 30, 2022	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$1	$—	$—	$—	$1
Equity securities	—	(4)	—	—	(4)
Mortgage loans	172	—	—	—	172
Policy loans	—	—	1	(64)	(63)
Total	$173	$(4)	$1	$(64)	$106

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(1)	$67	$66

Three Months Ended June 30, 2021	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$5	$—	$—	$—	$5
Equity securities	—	(8)	—	—	(8)
Policy loans	—	—	8	(26)	(18)
Total	$5	$(8)	$8	$(26)	$(21)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(129)	$118	$(11)

Six Months Ended June 30, 2022	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$3	$—	$—	$—	$3
Equity securities	—	(4)	—	—	(4)
Mortgage loans	360	—	—	—	360
Policy loans	—	—	31	(149)	(118)
Total	$363	$(4)	$31	$(149)	$241

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(32)	$158	$126

Six Months Ended June 30, 2021	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$6	$—	$—	$—	$6
Equity securities	—	(8)	—	—	(8)
Policy loans	—	—	36	(77)	(41)
Total	$6	$(8)	$36	$(77)	$(43)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(211)	$251	$40
For the three and six months ended June 30, 2022 and 2021, there were no transfers from Level 3 to NAV. For the three and six months ended June 30, 2022, transfers from Level 3 to Level 2 of the fair value hierarchy were $1 million and $5 million, respectively, and transfers from Level 2 to Level 3 were $28 million and $35 million, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
For the three and six months ended June 30, 2021, transfers from Level 3 to Level 2 of the fair value hierarchy were $13 million and $23 million, respectively, and transfers from Level 2 to Level 3 were $21 million and $18 million, respectively.

The portion of gains (losses) included in net income (loss) or other comprehensive income (loss) ("OCI") attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Three Months Ended June 30,
	2022		2021
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$5	$—	$1	$—
Equity securities	13	—	9	—
Mortgage loans	(5)	—	—	—
GMIB reinsurance recoverable	—	—	1	—
Policy loans	76	—	70	—

Liabilities
Embedded derivative liabilities	$(149)	$—	$(1,367)	$—
Funds withheld payable under reinsurance treaties	1,272	—	(543)	—

	Six Months Ended June 30,
	2022		2021
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$5	$—	$2	$—
Equity securities	16	—	7	—
Mortgage loans	(3)	—	—	—
GMIB reinsurance recoverable	(30)	—	(73)	—
Policy loans	136	—	125	—

Liabilities
Embedded derivative liabilities	$2,025	$—	$3,356	$—
Funds withheld payable under reinsurance treaties	2,492	—	456	—

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions).

	June 30, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$11,574	$11,229	$—	$—	$11,229
Policy loans	974	974	—	—	974
FHLBI capital stock	146	146	146	—	—

Liabilities
Annuity reserves (1)	$37,095	$34,152	$—	$—	$34,152
Reserves for guaranteed investment contracts (2)	1,181	1,156	—	—	1,156
Trust instruments supported by funding agreements (2)	5,301	5,174	—	—	5,174
FHLB funding agreements (2)	2,001	2,090	—	—	2,090
Funds withheld payable under reinsurance treaties (3)(4)	23,496	23,496	422	17,927	5,147
Debt	2,634	2,422	—	2,422	—
Securities lending payable	32	32	—	32	—
Repurchase agreements	—	—	—	—	—
Separate Account Liabilities (5)	196,184	196,184	—	196,184	—

	December 31, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$11,482	$11,910	$—	$—	$11,910
Policy loans	1,008	1,008	—	—	1,008
FHLBI capital stock	125	125	125	—	—

Liabilities
Annuity reserves (1)	$36,318	$46,045	$—	$—	$46,045
Reserves for guaranteed investment contracts (2)	894	923	—	—	923
Trust instruments supported by funding agreements (2)	5,986	6,175	—	—	6,175
FHLB funding agreements (2)	1,950	1,938	—	—	1,938
Funds withheld payable under reinsurance treaties (3)	24,533	24,533	537	19,127	4,869
Debt	2,649	2,745	—	2,745	—
Securities lending payable	17	17	—	17	—
Repurchase agreements	1,572	1,572	—	1,572	—
Separate Account Liabilities (5)	248,949	248,949	—	248,949	—

(1) Annuity reserves represent only the components of other contract holder funds that are considered to be financial instruments.
(2) Included as a component of other contract holder funds on the Condensed Consolidated Balance Sheets.
(3) Excludes $753 million and $715 million of limited partnership investments measured at NAV at June 30, 2022 and December 31, 2021, respectively.
(4) Excludes $117 million of non-financial instruments at June 30, 2022.
(5) The values of separate account liabilities are set equal to the values of separate account assets.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Deferred Acquisition Costs

7. Deferred Acquisition Costs

The balances of, and changes, in deferred acquisition costs were as follows (in millions):
.

	Six Months Ended June 30,
	2022	2021
Balance, beginning of period	$14,249	$13,897
Deferrals of acquisition costs	349	400
Amortization	(1,713)	(548)
Unrealized investment (gains) losses	230	64
Balance, end of period	$13,115	$13,813
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data of the Company’s 2021 Annual Report, for more information regarding deferred acquisition costs.

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

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020 to reinsure on 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.2 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $303 million at June 30, 2022.

Swiss Re Reinsurance

The Company has three retrocession reinsurance agreements (“retro treaties”) with Swiss Reinsurance Company Ltd. (“SRZ”). Pursuant to these retro treaties, the Company ceded certain blocks of business to SRZ on a 100% coinsurance basis, subject to pre-existing reinsurance with other parties.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the Condensed Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2022	2021
Assets
Debt securities, available-for-sale	$15,451	$19,094
Debt securities, at fair value under the fair value option	157	164
Equity securities	88	116
Mortgage loans	4,639	4,739
Mortgage loans, at fair value under the fair value option	357	—
Policy loans	3,500	3,483
Freestanding derivative instruments, net	94	37
Other invested assets	889	715
Cash and cash equivalents	324	438
Accrued investment income	165	162
Other assets and liabilities, net	(46)	(56)
Total assets (1)	$25,618	$28,892

Liabilities
Funds held under reinsurance treaties (2)	$25,506	$29,007
Total liabilities	$25,506	$29,007
(1)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $2,508 million and $(120) million at June 30, 2022 and December 31, 2021, respectively.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Debt securities (1)	$180	$194	$330	$398
Equity securities	(9)	4	(25)	2
Mortgage loans (2)	49	43	101	78
Policy loans	79	81	159	162
Limited partnerships	86	(2)	102	1
Other investment income	1	—	1	—
Total investment income on funds withheld assets	386	320	668	641
Other investment expenses on funds withheld assets (3)	(22)	(26)	(44)	(56)
Total net investment income on funds withheld reinsurance treaties	$364	$294	$624	$585

(1)    Includes $(2) million and $(8) million for the three and six months ended June 30, 2022, respectively, and nil and $(1) million for the three and six months ended June 30, 2021, respectively, related to the change in fair value for securities carried under the fair value option.
(2)    Includes $(5) million and $(3) million for the three and six months ended June 30, 2022, respectively, and nil both for the three and six months ended June 30, 2021, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Available-for-sale securities
Realized gains on sale	$3	$85	$40	$258
Realized losses on sale	(4)	(11)	(31)	(13)
Credit loss expense	(12)	(1)	(40)	(1)
Credit loss expense on mortgage loans	13	(12)	11	(5)
Other	(43)	(2)	(59)	(11)
Net gains (losses) on non-derivative investments	(43)	59	(79)	228
Net gains (losses) on derivative instruments	63	2	84	19
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	1,057	(829)	2,100	(117)
Total net gains (losses) on derivatives and investments	$1,077	$(768)	$2,105	$130

(1) Includes the Athene embedded derivative gain (loss) of $1,347 million and $2,628 million for the three and six months ended June 30, 2022, respectively, and $(544) million and $454 million for the three and six months ended June 30, 2021, respectively.

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

Components of the Company’s reinsurance recoverable were as follows (in millions):

	June 30,	December 31,
	2022	2021
Reserves:
Life	$5,728	$5,829
Accident and health	538	547
Guaranteed minimum income benefits	232	262
Other annuity benefits (1)	24,347	25,625
Claims liability and other	822	863
Total	$31,667	$33,126
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds
In conjunction with a prior acquisition, the Company recorded a fair value adjustment at acquisition related to certain annuity and interest sensitive liability blocks of business to reflect the cost of the interest guarantees within the in-force liabilities, based on the difference between the guaranteed interest rate and an assumed new money guaranteed interest rate at acquisition. This adjustment was recorded in reserves for future policy benefits and claims payable. This reserve is reassessed at the end of each period, taking into account changes in the in-force block. Any resulting change in the reserve is recorded as a change in policy reserve through the consolidated income statements.

The following table sets forth the Company’s reserves for future policy benefits and claims payable balances (in millions):

	June 30,	December 31,
	2022	2021
Traditional life	$4,076	$4,187
Guaranteed benefits (1)	4,231	5,477
Claims payable	1,041	1,050
Accident and health	1,177	1,204
Group payout annuities	4,734	4,895
Other	794	816
Total	$16,053	$17,629
(1)     Primarily includes the embedded derivative liabilities related to the GMWB reserve.

The following table sets forth the Company’s liabilities for other contract holder funds balances (in millions):

	June 30,	December 31,
	2022	2021
Interest-sensitive life	$11,363	$11,570
Variable annuity fixed option	11,060	10,030
RILA (1)	735	110
Fixed annuity	15,320	15,816
Fixed index annuity (2)	12,615	13,333
GICs, funding agreements and FHLB advances	8,483	8,830
Total	$59,576	$59,689
(1) Includes the embedded derivative liabilities related to RILA of $4 million and $6 million at June 30, 2022 and December 31, 2021, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity of $1,087 million and $1,439 million at June 30, 2022 and December 31, 2021, respectively.

For interest-sensitive life contracts, liabilities approximate the policyholder’s account value, plus the remaining balance of the fair value adjustment related to previously acquired business, which is further discussed below. The liability for fixed index annuities and registered index linked annuities is based on three components: 1) the imputed value of the underlying guaranteed host contract, 2) the fair value of the embedded option component of the contract, and 3) the liability for guaranteed benefits related to the optional lifetime income rider. For fixed annuities, variable annuity fixed option, and other investment contracts, as included in the above table, the liability is the account value, plus the unamortized balance of the fair value adjustment related to previously acquired business. For payout annuities, as included in the above table, reserves are determined under the methodology for limited-payment contracts (for those with significant life contingencies) or using a constant yield method and assumptions as of the issue date for mortality, interest rates, lapse and expenses plus provisions for adverse deviations. At June 30, 2022, the Company had interest sensitive life business with minimum guaranteed interest rates ranging from 2.5% to 6.0% with a 4.68% average guaranteed rate and fixed interest rate annuities with minimum guaranteed rates ranging from 1.0% to 5.5% and a 1.95% average guaranteed rate.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds
At June 30, 2022 and December 31, 2021, approximately 92% and 94%, respectively, of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates. The following tables show the distribution of the annuity account values within the presented ranges of minimum guaranteed interest rates, excluding the reinsured business (in millions):

	June 30,2022
Minimum Guaranteed Interest Rate	Account Value
	Fixed	Fixed Index	RILA	Variable	Total
1.0%	$178	$309	$10	$6,911	$7,408
>1.0% - 2.0%	53	1	—	211	265
>2.0% - 3.0%	1,091	169	—	3,347	4,607
>3.0% - 4.0%	581	—	—	—	581
>4.0% - 5.0%	273	—	—	—	273
>5.0% - 5.5%	72	—	—	—	72
Subtotal	2,248	479	10	10,469	13,206
Ceded reinsurance	11,626	12,136	—	—	23,762
Total	$13,874	$12,615	$10	$10,469	$36,968

	December 31, 2021
Minimum Guaranteed Interest Rate	Account Value
	Fixed	Fixed Index	RILA	Variable	Total
1.0%	$156	$279	$1	$5,988	$6,424
>1.0% - 2.0%	57	1	—	214	272
>2.0% - 3.0%	1,113	183	—	3,254	4,550
>3.0% - 4.0%	594	—	—	—	594
>4.0% - 5.0%	276	—	—	—	276
>5.0% - 5.5%	72	—	—	—	72
Subtotal	2,268	463	1	9,456	12,188
Ceded reinsurance	12,086	12,870	—	—	24,956
Total	$14,354	$13,333	$1	$9,456	$37,144

At both June 30, 2022 and December 31, 2021, approximately 80% of the Company’s interest sensitive life business account values correspond to crediting rates that are at the minimum guaranteed interest rates. The following table shows the distribution of the interest sensitive life business account values within the presented ranges of minimum guaranteed interest rates, excluding the business that is subject to the previously mentioned retro treaties (in millions):

	June 30,	December 31,
Minimum Guaranteed Interest Rate	2022	2021
	Account Value - Interest Sensitive Life
>2.0% - 3.0%	$247	$252
>3.0% - 4.0%	2,686	2,742
>4.0% - 5.0%	2,338	2,387
>5.0% - 6.0%	1,923	1,967
Subtotal	7,194	7,348
Retro treaties	4,169	4,222
Total	$11,363	$11,570

The Company has established a $27 billion aggregate Global Medium Term Note ("MTN") program. Jackson National Life Global Funding was formed as a statutory business trust, solely for the purpose of issuing Medium Term Note instruments to institutional investors, the proceeds of which are deposited with the Company and secured by the issuance of funding agreements. The carrying values at June 30, 2022 and December 31, 2021 totaled $5.3 billion and $6.0 billion, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds
Those Medium-Term Note instruments issued in a foreign currency have been hedged for changes in exchange rates using cross-currency swaps. The unrealized foreign currency gains and losses on those Medium-Term Note instruments are included in the carrying value of the trust instruments supported by funding agreements.

Trust instrument liabilities are adjusted to reflect the effects of foreign currency translation gains and losses using exchange rates as of the reporting date. Foreign currency translation gains and losses are included in net gains (losses) on derivatives and investments.

Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of long-term notes or funding agreements issued to FHLBI. At June 30, 2022 and December 31, 2021, the Company held $146 million and $125 million of FHLBI capital stock, respectively, supporting $2.1 billion and $2.0 billion in funding agreements and long-term borrowings at June 30, 2022 and December 31, 2021, respectively.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Certain Nontraditional Long-Duration Contracts and Variable Annuity Guarantees
At June 30, 2022 and December 31, 2021, the Company provided variable annuity contracts with guarantees, for which the net amount at risk is defined as the amount of guaranteed benefit in excess of current account value, as follows (dollars in millions):

	Minimum Return	Account Value	Net Amount at Risk	Weighted Average Attained Age	Average Period until Expected Annuitization

June 30, 2022
Return of net deposits plus a minimum return
GMDB	0-6%	$152,355	$8,287	69 years
GMWB - Premium only	0%	2,224	63
GMWB	0-5%*	179	15
Highest specified anniversary account value minus withdrawals post-anniversary
GMDB		11,351	2,567	70.2 years
GMWB - Highest anniversary only		2,985	591
GMWB		877	137
Combination net deposits plus minimum return, highest specified anniversary account value minus withdrawals post-anniversary
GMDB	0-6%	7,727	2,332	72.1 years
GMIB	0-6%	1,256	751		0.6 years
GMWB	0-8%*	142,263	38,815

				Weighted Average Attained Age	Average Period until Expected Annuitization
	Minimum Return	Account Value	Net Amount at Risk

December 31, 2021
Return of net deposits plus a minimum return
GMDB	0-6%	$194,060	$2,124	68.7 years
GMWB - Premium only	0%	2,937	7
GMWB	0-5%*	245	8
Highest specified anniversary account value minus withdrawals post-anniversary
GMDB		14,806	93	69.8 years
GMWB - Highest anniversary only		3,919	33
GMWB		643	44
Combination net deposits plus minimum return, highest specified anniversary account value minus withdrawals post-anniversary
GMDB	0-6%	9,896	522	71.9 years
GMIB	0-6%	1,662	463		0.5 years
GMWB	0-8%*	181,457	4,295

* Ranges shown based on simple interest. The upper limits of 5% or 8% simple interest are approximately equal to 4.1% and 6.0%, respectively, on a compound interest basis over a typical 10-year bonus period. The combination GMWB category also includes benefits with a defined increase in the withdrawal percentage under pre-defined non-market conditions.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Certain Nontraditional Long-Duration Contracts and Variable Annuity Guarantees
Amounts shown as GMWB above include a ‘not-for-life’ component up to the point at which the guaranteed withdrawal benefit is exhausted, after which benefits paid are considered to be ‘for-life’ benefits. The liability related to this ‘not-for-life’ portion is valued as an embedded derivative, while the ‘for-life’ benefits are valued as an insurance liability (see below). For this table, the net amount at risk of the ‘not-for-life’ component is the undiscounted excess of the guaranteed withdrawal benefit over the account value, and that of the ‘for-life’ component is the estimated value of additional life contingent benefits paid after the guaranteed withdrawal benefit is exhausted.

Account balances of contracts with guarantees were invested in variable separate accounts as follows (in millions):

	June 30,	December 31,
	2022	2021
Fund type:
Equity	$117,636	$154,368
Bond	16,834	20,207
Balanced	35,325	43,185
Money market	2,256	1,564
Total	$172,051	$219,324

GMDB liabilities reflected in the general account were as follows (in millions):

	Six Months Ended June 30,
	2022	2021
Balance as of beginning of period	$1,370	$1,418
Incurred guaranteed benefits	812	47
Paid guaranteed benefits	(86)	(57)
Balance as of end of period	$2,096	$1,408

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

The following assumptions and methodology were used to determine the GMDB liability at both June 30, 2022 and December 31, 2021 (except where otherwise noted):

•Use of a series of stochastic investment performance scenarios, based on historical average market volatility.
•Mean investment performance assumption of 7.15%, after investment management fees, but before external investment advisory fees and mortality and expense charges.
•Mortality equal to 38% to 100% of the 2012 Individual Annuity Mortality basic table improved using Scale G2 through 2020.
•Lapse rates varying by contract type, duration and degree the benefit is in-the-money and ranging from 0.3% to 27.9% (before application of dynamic adjustments).
•Discount rates: 7.15% on 2020 and later issues, 7.4% on 2013 through 2019 issues, 8.4% on 2012 and prior issues.

Most GMWB reserves are considered to be derivatives under current accounting guidance and are recognized at fair value, as previously defined, with the change in fair value reported in net income (as net gains (losses) on derivatives and investments). The fair value of these liabilities is determined using stochastic modeling and inputs as further described in Note 6. The fair valued GMWB had a reserve liability of $601 million and $2,626 million at June 30, 2022 and December 31, 2021, respectively, and was reported in reserves for future policy benefits and claims payable.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Certain Nontraditional Long-Duration Contracts and Variable Annuity Guarantees
The Company has also issued certain GMWB products that guarantee payments over a lifetime. Reserves for the portion of these benefits after the point where the guaranteed withdrawal balance is exhausted are calculated using assumptions and methodology similar to the GMDB liability. At June 30, 2022 and December 31, 2021, these GMWB reserves totaled $306 million and $196 million, respectively, and were reported in reserves for future policy benefits and claims payable.

GMAB benefits were offered on some variable annuity products. However, the Company no longer offers these benefits and all have expired as of June 30, 2021.

The direct GMIB liability is determined at each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating the direct GMIB liability are consistent with those used for calculating the GMDB liability. At June 30, 2022 and December 31, 2021, GMIB reserves before reinsurance totaled $132 million and $78 million, respectively.

Other Liabilities – Insurance and Annuitization Benefits

The Company has established additional reserves for life insurance business for universal life plans with secondary guarantees, interest-sensitive life plans that exhibit “profits followed by loss” patterns and account balance adjustments to tabular guaranteed cash values on one interest-sensitive life plan.

Liabilities for these benefits, as established according to the methodologies described below, are as follows:

	June 30, 2022			December 31, 2021
Benefit Type	Liability (in millions)	Net Amount at Risk (in millions)	Weighted Average Attained Age	Liability (in millions)	Net Amount at Risk (in millions)	Weighted Average Attained Age
Insurance benefits *	$949	$17,905	64.4 years	$943	$18,506	64.0 years
Account balance adjustments	143	N/A	N/A	141	N/A	N/A
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
•Discount rates equal to credited interest rates, approximately 3.0% to 5.5% at both June 30, 2022 and December 31, 2021.

The Company also has a small closed block of two-tier annuities, where different crediting rates are used for annuitization and surrender benefit calculations. A liability is established to cover future annuitization benefits in excess of surrender values and was immaterial to the Condensed Consolidated Financial Statements at both June 30, 2022 and December 31, 2021, respectively. The Company also offers an optional lifetime income rider with certain of its fixed index annuities. The liability established for this rider before reinsurance was $49 million and $37 million at June 30, 2022 and December 31, 2021, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Long-Term Debt

11.    Long-Term Debt

Liabilities for the Company’s debt are primarily carried at an amount equal to the unpaid principal balance. Original issuance discount or premium and any debt issue costs, if applicable, are recognized as a component of interest expense over the period the debt is expected to be outstanding.

The aggregate carrying value of long-term debt were as follows (in millions):

	June 30,	December 31,
	2022	2021
Long-Term Debt
Senior Notes due 2023	$596	$596
Senior Notes due 2027	397	—
Senior Notes due 2031	493	495
Senior Notes due 2032	347	—
Senior Notes due 2051	488	490
Term loan due 2023	—	751
Surplus notes	250	250
FHLBI bank loans	63	67
Total long-term debt	$2,634	$2,649

The following table presents the contractual maturities of the Company's long-term debt as of June 30, 2022 (in millions):

	Calendar Year
	2023	2024	2025	2026	2027 and thereafter	Total
Long-term debt	$596	$—	$—	$—	$2,038	$2,634

Senior Notes

On June 8, 2022, the Company issued $750 million aggregate principal amount of its senior unsecured notes, consisting of $400 million aggregate principal amount of 5.170% Senior Notes due June 8, 2027 (the “2027 Notes”) and $350 million aggregate principal amount of 5.670% Senior Notes due June 8, 2032 (the “2032 Notes”). The net proceeds of the 2027 Notes and 2032 Notes were used, together with cash on hand, to repay the Company’s $750 million aggregate principal senior unsecured amount term loan due February 2023 (the “2023 DDTL Facility”).

On November 23, 2021, the Company issued $1.6 billion aggregate principal amount of its senior unsecured notes consisting of $600 million aggregate principal amount of 1.1% Senior Notes due November 22, 2023 (the “2023 Senior Notes”), $500 million aggregate principal amount of 3.1% Senior Notes due November 23, 2031 (the “2031 Senior Notes”) and $500 million aggregate principal amount of 4.0% Senior Notes due November 23, 2051 (the “2051 Senior Notes” and, together with the 2023 Senior Notes and the 2031 Senior Notes, the “Senior Notes”). The proceeds of the Senior Notes were used, together with cash on hand, to repay the Company’s $1.6 billion aggregate principal amount senior unsecured term loan due May 2022 (the “2022 DDTL Facility”), as described below.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Long-Term Debt
Term Loans

On February 22, 2021, the Company entered into loan facilities including a $1.0 billion revolving credit facility (the “Revolving Facility”), a $1.7 billion 2022 DDTL Facility and a $1.0 billion 2023 DDTL Facility (the “Credit Facilities”) with a syndicate of banks. The Revolving Facility provides liquidity backstop. On September 10, 2021, the Company borrowed an aggregate principal amount of $2.4 billion under the term loan facilities as follows: $1.6 billion under the 2022 DDTL Facility and $750 million under the 2023 DDTL Facility. The proceeds of those borrowings were used for general corporate purposes, including liquidity at the holding company and capitalization of the insurance subsidiaries. Under the terms of the credit agreement for the DDTL Facilities, subject to certain exceptions, 100% of the net cash proceeds from any debt issuance, preferred equity issuance or hybrid instrument issuance by the Company or its subsidiaries is required to be applied (i) first to prepay the 2022 DDTL Facility and (ii) thereafter, to prepay the 2023 DDTL Facility. As noted above, both term loans have been retired through the application of the proceeds from senior unsecured notes and cash on hand.

12. Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of nil were outstanding at both June 30, 2022 and December 31, 2021, respectively, and were recorded in other liabilities.

13.     Income Taxes

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

The Company’s effective income tax rate was 19.8% and 17.5% for the three and six months ended June 30, 2022, compared with 9.2% and 18.2% for the same periods in 2021. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of foreign tax credits. The change in the ETR for the three and six months ended June 30, 2022 was due to the relationship of taxable income to consolidated pre-tax income. The ETR differs for the six months ended June 30, 2022 from the full year-ended December 31, 2021 ETR of 15.9% due to the relationship of taxable income to consolidated pre-tax income, the provision-to-return adjustments recorded in 2021 and the net interest related to income taxes recorded in 2021.

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

For the three month period ended June 30, 2022, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of June 30, 2022, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized. For the three months ending June 30, 2022, the Company established $320 million of valuation allowance associated with the unrealized tax losses in the companies’ available for sale securities portfolio. All of the valuation allowance establishment was allocated to other comprehensive income.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Commitments and Contingencies
14. Commitments and Contingencies

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

At June 30, 2022, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $1,676 million. At June 30, 2022, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $1,596 million.

15. Other Related Party Transactions

The Company's investment management operation, PPM, provides investment services to certain Prudential affiliated entities. The Company recognized $9 million and $9 million of revenue during the three months ended June 30, 2022, and 2021, and $18 million and $19 million of revenue during the six months ended June 30, 2022 and 2021, associated with these investment services. This revenue was included in fee income in the accompanying Condensed Consolidated Income Statements.
The investments in the segregated account related to the coinsurance agreement with Athene are subject to an investment management agreement between Jackson and Apollo Insurance Solutions Group LP (“Apollo”), which merged with Athene in 2022. Apollo management fees, which are calculated and paid monthly in arrears, are paid directly from the funds withheld account, administered by Athene. These payments were $21 million and $26 million during the three months ended June 30, 2022, and 2021, and $43 million and $54 million during the six months ended June 30, 2022 and 2021, associated with these services.

16. Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Asset-based commission expenses	$250	$281	$525	$548
Other commission expenses	229	264	469	530
General and administrative expenses	208	257	479	521
Deferral of acquisition costs	(170)	(202)	(349)	(401)
Total operating costs and other expenses	$517	$600	$1,124	$1,198

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Accumulated Other Comprehensive Income (Loss)

17. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in the balance of AOCI, net of income tax, related to unrealized investment gains (losses) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period (1)	$(939)	$1,443	$1,744	$3,821

Change in unrealized appreciation (depreciation) of investments	(3,290)	1,440	(6,871)	(1,652)
Change in unrealized appreciation (depreciation) - other	141	(84)	312	71
Change in deferred tax asset	362	(293)	1,100	343
Other comprehensive income (loss) before reclassifications	(2,787)	1,063	(5,459)	(1,238)
Reclassifications from AOCI, net of tax	4	(115)	(7)	(192)
Other comprehensive income (loss)	(2,783)	948	(5,466)	(1,430)
Balance, end of period (1)	$(3,722)	$2,391	$(3,722)	$2,391
(1)Includes $(1,677) million, $287 million and $632 million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively.

The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statement

	Three Months Ended June 30,
	2022	2021
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$(7)	$(166)	Net gains (losses) on derivatives and investments
Other impaired securities	12	—	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	5	(166)
Amortization of deferred acquisition costs	2	18
Reclassifications, before income taxes	7	(148)
Income tax expense (benefit)	3	(33)
Reclassifications, net of income taxes	$4	$(115)

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statement

	Six Months Ended June 30,
	2022	2021
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$(38)	$(268)	Net gains (losses) on derivatives and investments
Other impaired securities	30	—	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	(8)	(268)
Amortization of deferred acquisition costs	—	23
Reclassifications, before income taxes	(8)	(245)
Income tax expense (benefit)	(1)	(53)
Reclassifications, net of income taxes	$(7)	$(192)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Equity
18. Equity

Common Stock

The Company had two classes of common stock: Class A Common Stock and Class B Common Stock. Both classes had a par value of $0.01 per share. Each share of Class A Common Stock is entitled to one vote per share. Each share of Class B Common Stock was entitled to one-tenth of one vote per share. Except for voting rights, the Company’s Class A Common Stock and Class B Common Stock had the same dividend rights, were equal in all respects, and were otherwise treated as if they were one class of shares. On June 9, 2022, our Second Amended and Restated Certificate of Incorporation was further amended and restated, following shareholder approval, to eliminate the Class B Common Stock. At June 30, 2022 and December 31, 2021, the Company was authorized to issue up to 900 million shares of common stock (formerly known as the Class A Common Stock). At June 30, 2022 and December 31, 2021, the Company was authorized to issue nil and 100 million shares of Class B Common Stock, respectively.

Share Repurchase Program

On February 28, 2022, our Board of Directors authorized an increase of $300 million in our existing authorization to repurchase shares of our outstanding Class A Common Stock as part of the Company's share repurchase program. As of August 3, 2022, the Company had remaining authority to purchase $183 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. There can be no assurance that we will continue share repurchases or approve any increase to, or approve any new, stock repurchase program, or as to the amount of any repurchases made pursuant to such programs.

The following table represents share repurchase activities as part of this share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2021(October 1 - December 31)	5,778,649	$211	$36.51
Total 2021	5,778,649	211	36.51
2022 (January 1- March 31)	3,433,610	140	40.84
2022 (April 1- June 30)	1,870,854	66	35.15
Total 2022	5,304,464	$206	$38.83

The following table represents changes in the balance of common stock outstanding:

	Common Stock Issued	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2021	94,464,343	(5,778,649)		88,685,694
Share-based compensation programs	8,783	1,474,714	(1)	1,483,497
Shares repurchased under repurchase program	—	(5,304,464)		(5,304,464)
Shares at June 30, 2022	94,473,126	(9,608,399)		84,864,727
(1) Represents net shares issued from treasury stock pursuant to the Company’s share-based compensation programs.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Equity
On March 12, 2022, we repurchased 750,000 shares of our Class A Common Stock from Athene. The price per share in the repurchase was $37.89.

Dividends to Shareholders

Any declaration of cash dividends will be at the discretion of JFI’s Board of Directors and will depend on our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, contractual restrictions with respect to paying cash dividends, restrictions imposed by Delaware law, general business conditions and any other factors that JFI’s Board of Directors deems relevant in making any such determination. Therefore, there can be no assurance that we will pay any cash dividends to holders of our common stock or as to the amount of any such cash dividend.

The following table presents declaration date, record date, payment date and dividends paid on per JFI’s Class A and Class B common shares:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
03/31/2022	February 28, 2022	March 14, 2022	March 23, 2022	$0.55
06/30/2022	May 9, 2022	June 2, 2022	June 16, 2022	$0.55

19. Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial Inc. shareholders by the weighted-average number of Class A and Class B common shares outstanding during the period. Except for voting rights, the Company’s Class A Common Stock and Class B Common Stock had the same dividend rights, were equal in all respects, and were otherwise treated as if they were one class of shares, including the treatment for the earnings per share calculations. Diluted earnings per share is calculated by dividing the net income (loss) attributable to Jackson Financial Inc. shareholders, by the weighted-average number of shares of Class A Common Stock and Class B Common Stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. For the three and six months ended June 30, 2021, the Company did not have any outstanding share-based awards involving the issuance of the Company’s equity and, therefore, no impact to the diluted earnings per share calculation. The Company grants share-based awards subject to vesting provisions as provided in the Company's 2021 Omnibus Incentive Plan, which have a dilutive effect. See Note 16 for further description of share-based awards in the Company's 2021 Annual Report.

The following table sets forth the calculation of earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$2,903	$(540)	$4,928	$2,392

Weighted average shares of common stock outstanding - basic	85,968,564	94,464,343	86,649,493	94,464,343
Dilutive common shares	3,200,211	—	3,402,618	—
Weighted average shares of common stock outstanding - diluted	89,168,775	94,464,343	90,052,111	94,464,343

Earnings per share—common stock
Basic	$33.77	$(5.72)	$56.87	$25.32
Diluted	$32.56	$(5.72)	$54.72	$25.32

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20.    Subsequent Events
20.    Subsequent Events

The Company has evaluated subsequent events through the date these Condensed Consolidated Financial Statements were issued.

Dividends Declared to Shareholders

On August 8, 2022, our Board of Directors approved a third quarter cash dividend on JFI's Common Stock of $0.55 per share, payable on September 15, 2022 to shareholders of record on September 1, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

Certain statements made in this Quarterly Report on Form 10-Q (this "Report") are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement is a statement that is not a historical fact and includes any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements may contain words like: “anticipate,” “believe,” “estimate,” “expect,” “project,” “shall,” “will” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective services or products, future performance or financial results and the outcome of contingencies, such as legal proceedings.

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

•conditions in the capital and credit markets and the economy, which impact liquidity, investment performance and valuation, hedge program performance, interest rates and credit spreads;
•Jackson Financial’s dependence on the ability of its subsidiaries to transfer funds to meet Jackson Financial’s obligations and liquidity needs;
•downgrade in our financial strength or credit ratings, which impact our business and costs of financing;
•changes in laws and regulations, which impact how we conduct our business, the relative appeal of our products versus those from other financial institutions, and changes in accounting standards, which impact how we account for and present our results of operations;
•operational failures, including failure of our information technology systems, failure to protect the confidentiality of customer information or proprietary business information, and disruptions from third-party outsourcing partners;
•a failure to adequately describe and administer, or meet any of the complex product and regulatory requirements relating to, the many complex features and options contained in our annuities;
•adverse impacts on our results of operations and capitalization as a result of optional guaranteed benefits within certain of our annuities;
•models that rely on a number of estimates, assumptions, sensitivities and projections, which models inform our business decisions and strategy, and which may contain misjudgments and errors and may not be as predictive as desired;
•risks related to natural and man-made disasters and catastrophes, diseases, epidemics, pandemics (including COVID-19), malicious acts, cyberattacks, terrorist acts, civil unrest and climate change;
•inadequate reserves due to differences between our actual experience and management’s estimates and assumptions;
•changes in the levels of amortization of deferred acquisition costs (“DAC”); and
•adverse outcomes of legal or regulatory actions.

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

Item 2 | Management’s Discussion and Analysis | Available Information & Principal Definitions

Available Information

We make available free of charge, through our website, investors.jackson.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statements, and any amendments to those reports or statements as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC. We use our website as a routine channel for distribution of important information, including news releases, analyst presentations, financial information, and corporate governance information. The content of Jackson’s website is not incorporated by reference into this Report or in any other report or document filed with the SEC, and any references to Jackson’s website are intended to be inactive textual references only. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Principal Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI" or "Jackson Financial")
Jackson	Jackson National Life Insurance Company, a Company subsidiary.
Brooke Life	Brooke Life Insurance Company, a Company subsidiary and the direct parent company of Jackson National Life Insurance Company.
Jackson Finance	Jackson Finance, LLC, a Company subsidiary.
PPMH	PPM Holdings, Inc., a Company subsidiary
PPM	PPM America Inc., a subsidiary of PPMH
ACL	Allowance for credit loss
Account value or account balance	The amount of money in a customer’s account. For example, the value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Athene	Athene Life Re Ltd. and its affiliates and permitted transferees, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
Athene Equity Investment	The July 2020 investment of $500 million by Athene in JFI for Class A Common Stock and Class B Common Stock, representing approximately 9.9% of the total combined voting power and approximately 11.1% of the total common stock of the Company
Athene Reinsurance Transaction	The funds withheld coinsurance agreement entered into with Athene on June 18, 2020, effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions
Athene Transactions	The Athene Reinsurance Transaction and the Athene Equity Investment, together.
AUM (Assets under management)	Investment assets that are managed by one of our subsidiaries and includes: (i) the assets in our investment portfolio managed by PPM, which excludes assets held in funds withheld accounts for reinsurance transactions, (ii) third-party assets managed by PPM, including those for Prudential and its affiliates or third parties, and (iii) the separate account assets of our Retail Annuities segment that Jackson National Asset Management, LLC ("JNAM") manages and administers.
Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may have different benefit bases.
CMBS	Commercial mortgage-backed securities
DAC (Deferred acquisition costs)	Represent the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.
DDTL Facility	Delayed Draw Term Loan Facility

Item 2 | Management’s Discussion and Analysis | Available Information & Principal Definitions

Deferred tax asset or Deferred tax liability	Assets or liabilities that are recorded for the difference between book basis and tax basis of an asset or a liability.
DSI (Deferred sales inducements)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.
Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.
Fixed Index Annuity	An annuity with an ability to share in the upside from certain financial markets, such as equity indices, and provides downside protection.
Form 10	Form 10 registration statement registering the Company’s Class A Common Stock under the Securities Exchange Act of 1934, as amended, which became effective on August 6, 2021.
General account assets	The assets held in the general accounts of our insurance companies.
GIC	Guaranteed investment contract
Guarantee Fees	Fees charged on annuities for optional benefit guarantees
GMAB (Guaranteed minimum accumulation benefit)	An add-on benefit (enhanced benefits available for an additional cost) which entitles an owner to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.
GMDB (Guaranteed minimum death benefit)	An add-on benefit (enhanced benefits available for an additional cost) that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner.
GMIB (Guaranteed minimum income benefit)	An add-on benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value.
GMWB (Guaranteed minimum withdrawal benefit)	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value.
GMWB for Life (Guaranteed minimum withdrawal benefit for life)	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year, for the duration of the policyholder’s life, regardless of account performance.
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
Net flows	Net flows represent the net change in customer account balances during a period, including gross premiums, surrenders, withdrawals and benefits. Net flows exclude investment performance, interest credited to customer accounts and policy charges.
RBC (Risk-based capital)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the NAIC.
RILA	A registered index-linked annuity that offers market index-linked investment options, subject to a cap, and offers a variety of guarantees designed to modify or limit losses.
RMBS	Residential mortgage-backed securities
Variable annuity	A type of annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments.
VIE	Variable interest entity

Item 2 | Management’s Discussion and Analysis | Overview & Executive Summary

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

Item 2 | Management’s Discussion and Analysis | Executive Summary

There are several significant recent events involving us, including:

•Demerger from Prudential plc: We were previously a majority-owned subsidiary of Prudential plc (“Prudential”), London, England and served as the holding company for its U.S. operations. The demerger, or separation, from Prudential was completed on September 13, 2021 ("Demerger"), and we are no longer a majority-owned subsidiary of Prudential. Prudential retained an equity interest in us, which, as a result of sales subsequent to the Demerger, represents 14.3% of our outstanding Class A Common Stock as of June 30, 2022. Prudential sold additional shares of the Company’s Class A Common Stock during the third quarter of 2022 and as of August 5, 2022 Prudential retained a 9.0% remaining interest in the Company.

•Common Stock Reclassification: On September 9, 2021, Jackson Financial effected a 104,960.3836276-for-1 stock split of its Class A Common Stock and Class B Common Stock by way of a reclassification of its Class A Common Stock and Class B Common Stock. All share and earnings per share information presented in this Report have been retroactively adjusted to reflect the stock split.

•Athene Transactions: On June 18, 2020, Jackson announced that it had entered into a funds withheld coinsurance agreement (the “Athene Reinsurance Agreement”) with Athene Life Re Ltd. (“Athene”) effective June 1, 2020 to reinsure on 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission (the “Athene Reinsurance Transaction”). As a result, we hold various investments whose economic performance accrues to Athene but is reported in our financial statements. In July 2020, Athene invested $500 million of capital into the Company for an equity interest. In August 2020, the Company contributed $500 million, as a capital contribution to Jackson. Athene has an equity interest in us, which represents an 8.9% economic interest and an 8.9% voting interest of our outstanding Class A Common Stock as of June 30, 2022.

•Elimination of Class B Common Stock: On June 9, 2022, our Second Amended and Restated Certificate of Incorporation was further amended and restated, following shareholder approval, to eliminate the Class B Common Stock.

•Common Stock Repurchases: Since the Demerger and through June 30, 2022, we have repurchased 11,083,113 shares of our Class A Common Stock for an aggregate consideration of $417 million. After giving effect to those repurchases and issuances for our share based compensation, we had 9,608,399 of treasury stock and 84,864,727 shares of Class A Common Stock outstanding at June 30, 2022.

•As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements in this Report, we will be adopting ASU 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts,” (“LDTI”) for our fiscal year beginning January 1, 2023, with a transition date of January 1, 2021. Based upon the elected transition methods, the Company currently estimates the adoption of the standard will result in a decrease of between approximately $2 billion and $4 billion in the Company’s total equity at the transition date of January 1, 2021. Market changes since the transition date, primarily higher interest rates, have significantly reduced the estimated negative impact to the Company’s total equity as of June 30, 2022. See further discussion in Note 2 for the significant changes for this future change in accounting principle.

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

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
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

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
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

Operating income taxes are calculated using the prevailing corporate federal income tax rate of 21% while taking into account any items recognized differently in our financial statements and federal income tax returns, including the dividends received deduction and other tax credits. For interim reporting periods, the company uses an estimated annual effective tax rate (“ETR”) in computing its tax provision including consideration of discrete items.

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
The following is a reconciliation of Adjusted Operating Earnings to net income (loss) attributable to Jackson Financial Inc., the most comparable U.S. GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income (loss) attributable to Jackson Financial, Inc.	$2,903	$(540)	$4,928	$2,392
Income tax expense (benefit)	717	(54)	1,047	531
Pretax income (loss) attributable to Jackson Financial Inc	3,620	(594)	5,975	2,923
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(765)	(701)	(1,529)	(1,373)
Net movement in freestanding derivatives	(2,847)	442	(1,371)	3,473
Net reserve and embedded derivative movements	772	1,374	(1,067)	(3,219)
DAC and DSI impact	845	(243)	1,190	453
Assumption changes	—	—	—	—
Total guaranteed benefits and hedging results	(1,995)	872	(2,777)	(666)
Net realized investment (gains) losses including change in fair value of funds withheld embedded derivative	(1,082)	752	(1,980)	(298)
Net investment income on funds withheld assets	(364)	(294)	(624)	(585)
Other items	64	25	67	20
Total non-operating adjustments	(3,377)	1,355	(5,314)	(1,529)
Pretax Adjusted Operating Earnings	243	761	661	1,394
Operating income taxes	18	125	82	189
Adjusted Operating Earnings	$225	$636	$579	$1,205

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
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

The following is a reconciliation of Adjusted Book Value to total shareholders’ equity and a comparison of Adjusted Operating ROE to ROE, the most comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income (loss) attributable to Jackson Financial, Inc.	$2,903	$(540)	$4,928	$2,392
Adjusted Operating Earnings	$225	636	579	1,205

Total shareholders' equity	$9,563	$10,391	$9,563	$10,391
Adjustments to total shareholders’ equity:
Exclude accumulated other comprehensive income (loss) attributable to Jackson Financial Inc. (1)	2,045	(1,758)	2,045	(1,758)
Adjusted Book Value	$11,608	$8,633	$11,608	$8,633

ROE	121.4%	(21.2)%	100.1%	48.3%
Adjusted Operating ROE on average equity	8.4%	29.2%	11.4%	31.2%

(1) Excludes $(1,677) million and $632 million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of June 30, 2022 and 2021, respectively.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Sales
Variable annuities	$3,633	$4,821	$8,208	$9,495
RILA	490	—	689	—
Fixed Index Annuities	13	32	32	72
Fixed Annuities	6	6	10	16
Total Retail Annuity Sales	4,142	4,859	8,939	9,583

Total Institutional Product Sales	201	—	1,176	—

Total Sales	$4,343	$4,859	$10,115	$9,583
For the three and six months ended June 30, 2022, total sales decreased by $516 million and increased by $532 million compared to the three and six months ended June 30, 2021, respectively. Lower retail sales were primarily due to decreased sales of our variable annuities with lifetime living benefits, partially offset by sales of our lifetime income solutions offering in the defined contribution market and our new RILA product, that were both launched in the fourth quarter of 2021. In addition, sales of our institutional products were higher by $201 million and $1,176 million, compared to the three and six months ended June 30, 2021, respectively. Sales of fixed index and fixed annuities remained at historically low levels although higher rates in 2022 have enabled more frequent pricing actions.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Account Value

Account value generally equals the account value of our variable annuities, RILA, fixed index annuities, fixed annuities, and institutional products. It reflects the total amount of customer invested assets that have accumulated within a respective product and equals cumulative customer contributions, which includes gross deposits or premiums, plus accrued credited interest plus or minus the impact of market movements, as applicable, less withdrawals and various fees. We believe account value is a useful metric in providing an understanding of, among other things, the sources of potential fee income generation, potential benefit obligations and risk management priorities.

	June 30, 2022	December 31, 2021
	(in millions)
Account Value
GMWB For Life	$149,730	$188,078
GMWB	5,778	7,318
Other Guarantees - Living Benefits	1,401	1,808
No Living Benefits	49,390	60,719
Total Variable Annuity Account Value	206,299	257,923

RILA	735	110

Fixed Index Annuity (1)	321	291
Fixed Annuity (1)	1,102	1,099
Total Fixed & Fixed Index Annuity Account Value	1,423	1,390

Total Retail Annuities Account Value	$208,457	$259,423

Total Institutional Products Account Value	$8,483	$8,830

Total Closed Life and Annuity Blocks Account Value (2)	$8,568	$8,778

(1) Net of reinsurance to Athene.
(2) Excludes payout annuities and traditional life insurance without account value.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net Flows:
Variable Annuity	$(300)	$(325)	$(298)	$(565)
RILA	489	—	687	—
Fixed Index Annuity (1)	18	27	33	62
Fixed Annuity (1)	(8)	13	(13)	3
Total Retail Annuities Net Flows, Net of Reinsurance	199	(285)	409	(500)
Net flows ceded to Athene	$(585)	$(599)	$(1,188)	$(1,252)
Total Retail Annuities net flows, Gross of Reinsurance	$(386)	$(884)	$(779)	$(1,752)

Total Institutional Products Net Flows	$(667)	$(1,735)	$(351)	$(2,281)

Total Closed Life and Annuity Blocks Net Flows (2)	$(72)	$(61)	$(159)	$(145)

(1) Net of reinsurance to Athene.
(2) Excludes payout annuities and traditional life insurance without account value.

Net flows improved for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, due primarily to increased sales of both RILA and institutional products which has a positive effect on net flows.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Benefit Base

Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit, and therefore may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$49,390	N/A	$60,719	N/A
By Guaranteed Living Benefits:
GMWB for Life	149,730	187,862	188,078	183,626
GMWB	5,778	5,792	7,318	5,860
GMIB (1)	1,401	1,977	1,808	2,059
Total	$206,299	$195,631	$257,923	$191,545

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$25,114	N/A	$30,337	N/A
Return of Premium	157,491	137,498	197,544	135,034
Highest Anniversary Value	12,242	14,552	15,599	14,767
Rollup	3,334	4,785	4,188	4,850
Combination HAV/Rollup	8,118	10,373	10,255	10,402
Total	$206,299	$167,208	$257,923	$165,053

(1) Substantially all of our GMIB benefits are reinsured.

Assets Under Management

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

	June 30,	December 31,
	2022	2021
	(in millions)
Jackson Invested Assets	$46,267	$47,224
Third Party Invested Assets (including CLOs)	26,751	31,980
Total PPM AUM	73,018	79,204
Total JNAM AUM	221,634	280,250
Total AUM	$294,652	$359,454

PPM manages the majority of our investment portfolio and provides investment management services to Prudential affiliates in Asia, former affiliates in the United Kingdom, and other third parties across markets, including public fixed income, private equity, private debt and commercial real estate.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Macroeconomic, Industry and Regulatory Trends

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

Equity Market Environment

Our financial performance is impacted by the performance of equity markets. For example, our variable annuities earn fees based on the account value, which changes with equity market levels. After a very volatile 2020, U.S. equity markets performed well in 2021 with the S&P 500 generally at or near all-time highs throughout the year. Through the first half of 2022 equity markets declined and equity volatility increased, resulting in higher hedging costs. The financial performance of our hedging program could be impacted by large directional market movements or periods of high volatility. In particular, our hedges could be less effective in periods of large directional movements or we could experience more frequent or more costly rebalancing in periods of high volatility, which would lead to adverse performance versus our hedge targets and increased hedging costs. Further, we are also exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance is perfectly correlated to the performance of the funds into which customers allocate their assets. We make funds available to customers where we believe we can transact in sufficiently correlated hedge assets, and we anticipate some variance in the performance of our hedge assets and customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our hedge results relative to our hedge targets and GAAP results.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Interest Rate Environment

The interest rate environment has affected, and will continue to affect our business and financial performance in the future for the following reasons:

•To the extent interest rates continue to increase, consistent with the Federal Reserve’s signals about upcoming interest rate decisions, the effects of low interest rates discussed below will diminish over time. However, both nominal and real interest rates remain low by historical standards and may continue to be so even after additional rounds of interest rate increases by the Federal Reserve.

During periods of sharp rises in interest rates, the results of our variable annuity business, statutory capital and RBC ratio may be impacted both positively and negatively. While rising rates result in hedging losses immediately due to reductions in the market value of interest rate hedges, we would expect lower hedging costs and reduced levels of hedging going forward in a higher interest rate environment. Further, we expect near-term hedging losses from rising rates may be more than offset by changes in the fair value of the related guaranteed benefit liabilities as was the case in the first half of 2022. Our statutory capital and RBC ratio may be negatively impacted by rising rates due to minimum required reserving levels (i.e., cash surrender value floor) when reserve releases are limited and unable to offset interest rate hedging losses.

•For the past several years, we have operated in a low interest rate environment. A prolonged low interest rate environment subjects us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for optional guaranteed benefits, decreasing statutory surplus, which would adversely affect their ability to pay dividends. Certain inputs to the statutory models rely on prescribed interest rates, which are, in turn, determined using a historical interest rate perspective with a mean reversion path over the longer term. At low interest rate levels these prescribed rates could decline further as the NAIC updates the calculations each year, which would adversely impact our statutory capital. In addition, low interest rates could also increase the perceived value of optional guaranteed benefit features to our customers, which in turn could lead to a higher utilization of withdrawal or annuitization features of annuity policies and higher persistency of those products over time. Finally, low interest rates would continue to cause an acceleration of DAC amortization or reserve increase due to loss recognition for annuities and interest-sensitive life insurance.

A gradual rise in interest rates would have benefits that are offsetting to a low interest rate environment previously described. Those potential benefits of rising interest rates include increased new money investment yields, a reduction in hedging requirements and more attractive product features.

•Some of our annuities have a guaranteed minimum interest crediting rate. These guaranteed minimum interest crediting rates may not be lowered, even if earnings on our investment portfolio decline, resulting in net investment spread compression that negatively impacts earnings. In addition, we expect more customers to hold policies with comparatively high guaranteed minimum interest crediting rates longer in a low interest rate environment, resulting in lower than previously expected lapse rates. Conversely, a rise in the average yield on our investment portfolio should positively impact earnings. Similarly, we expect customers would be less likely to hold policies if existing guaranteed minimum interest crediting rates are perceived to have less value as interest rates rise, resulting in higher than previously expected lapse rates.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Credit Market Environment

Our financial performance is impacted by conditions in fixed income markets. After tightening in 2021, credit spreads widened in the first half of 2022. As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation is generally reflected in our Accumulated Other Comprehensive Income. The revaluation will impact net income for realized gains or losses from the sale of securities, the change in fair value of trading securities or securities carried at fair value under the fair value election, or potential changes in the allowance for credit loss ("ACL"). Shifts in the credit quality of the assets underlying our investment portfolio may also impact the level of regulatory required statutory capital for our insurance company subsidiaries. As such, significant credit rating downgrades or payment defaults could negatively impact our RBC ratio.

COVID-19

We continue to closely monitor developments related to the COVID-19 pandemic. The COVID-19 pandemic has caused significant economic and financial turmoil both in the United States and around the world. While there has been a gradual resumption of activity, COVID-19 and its variants continue to affect activity, and those effects could worsen in the future. At this time, it is not possible to estimate the long-term effectiveness of any therapeutic treatments and vaccines for COVID-19, or their efficacy with respect to current or future variants or mutations of COVID-19, or the longer-term effects that the COVID-19 pandemic could have on our business. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and cash flows will depend on future developments which are highly uncertain and cannot be predicted, including the availability and efficacy of vaccines against COVID-19 and against variant strains of the virus. Federal and state authorities’ actions could include restrictions of movements. We are not able to predict the duration and effectiveness of governmental and regulatory actions taken to contain or address the COVID-19 pandemic or the impact of future laws, regulations or restrictions on our business.

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

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Department of Labor Fiduciary Advice Rule

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

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Condensed Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes elsewhere in this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenues
Fee income	$1,852	$1,896	$3,774	$3,712
Premiums	32	31	66	65
Net investment income	747	796	1,467	1,724
Net gains (losses) on derivatives and investments	3,867	(2,521)	5,472	185
Other income	21	30	41	53
Total revenues	6,519	232	10,820	5,739

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	912	210	1,479	493
Interest credited on other contract holder funds, net of deferrals	217	217	423	440
Interest expense	24	7	44	13
Operating costs and other expenses, net of deferrals	517	600	1,124	1,198
Amortization of deferred acquisition and sales inducement costs	1,198	(264)	1,713	548
Total benefits and expenses	2,868	770	4,783	2,692
Pretax income (loss)	3,651	(538)	6,037	3,047
Income tax expense (benefit)	717	(54)	1,047	531
Net income (loss)	2,934	(484)	4,990	2,516
Less: Net income (loss) attributable to noncontrolling interests	31	56	62	124
Net income (loss) attributable to Jackson Financial Inc.	$2,903	$(540)	$4,928	$2,392

Adjusted Operating Earnings
Net income (loss) attributable to Jackson Financial, Inc.	$2,903	$(540)	$4,928	$2,392
Income tax expense (benefit)	717	(54)	1,047	531
Pretax income (loss) attributable to Jackson Financial Inc	3,620	(594)	5,975	2,923
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(765)	(701)	(1,529)	(1,373)
Net movement in freestanding derivatives	(2,847)	442	(1,371)	3,473
Net reserve and embedded derivative movements	772	1,374	(1,067)	(3,219)
DAC and DSI impact	845	(243)	1,190	453
Assumption changes	—	—	—	—
Total guaranteed benefits and hedging results	(1,995)	872	(2,777)	(666)
Net realized investment (gains) losses including change in fair value of funds withheld embedded derivative	(1,082)	752	(1,980)	(298)
Net investment income on funds withheld assets	(364)	(294)	(624)	(585)
Other items	64	25	67	20
Total non-operating adjustments	(3,377)	1,355	(5,314)	(1,529)
Pretax Adjusted Operating Earnings	243	761	661	1,394
Operating income taxes	18	125	82	189
Adjusted Operating Earnings	$225	$636	$579	$1,205

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

Pretax Income (Loss)

Our pretax income (loss) increased by $4,189 million to a pretax income of $3,651 million for the three months ended June 30, 2022, from a pretax loss of $538 million for the three months ended June 30, 2021 primarily due to:

•$6,388 million increase in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Three Months Ended June 30,
	2022	2021	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$5	$15	$(10)

Net gains (losses) on freestanding derivatives	2,862	(401)	3,263
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(77)	(1,367)	1,290
Net gains (losses) on derivative instruments	2,785	(1,768)	4,553
Net gains (losses) on funds withheld reinsurance	1,077	(768)	1,845
Total net gains (losses) on derivatives and investments	$3,867	$(2,521)	$6,388

◦Higher freestanding derivative gains as a result of gains on our equity derivatives primarily driven by significant market decreases in 2022, compared to market increases in the prior year, partially offset by losses within our interest rate related hedge instruments, reflecting increases in interest rates, compared to the prior year;
◦Higher benefit recognized on funds withheld reinsurance compared to prior year; and
◦Lower unfavorable movements in reserves for guaranteed benefits, primarily driven by more favorable movements in interest rates, partially offset by unfavorable equity and equity volatility movements compared to prior year.

•$83 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower incentive compensation expenses in 2022, higher separation costs in 2021, and lower asset-based commissions, which are non-deferrable and the result of lower account values during the three months ended June 30, 2022.

This increase was partially offset by:

•$1,462 million increase in amortization of deferred acquisition costs and deferred sales inducement costs driven by higher net freestanding and embedded derivative gains in 2022, leading to higher current period gross profits and, therefore, higher current period amortization.
•$702 million increase in death, other policy benefits and change in policy reserves primarily due to changes in reserves on variable annuity guarantees accounted for as insurance liabilities driven by unfavorable equity movements during the three months ended June 30, 2022 compared to favorable movements during the three months ended June 30, 2021;
•$49 million decrease in net investment income as a result of lower income on limited partnership investments, which are recorded on a one quarter lag;
•$44 million decrease in fee income primarily due to decrease in average variable annuity account values stemming from unfavorable separate account performance in 2022; and
•$17 million higher interest expense incurred in the current year primarily related to our senior notes.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
Income Taxes

Income tax expense increased $771 million to an expense of $717 million for the three months ended June 30, 2022, from a benefit of $54 million for the three months ended June 30, 2021. The provision for income tax in the current period led to an effective income tax rate of 20% for the three months ended June 30, 2022 compared to the 2021 effective income tax rate of 9%. Our ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of tax credits. See Note 13 of Notes to Consolidated Financial Statements in our 2021 Annual Report for more information.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

Pretax Income (Loss)

Our pretax income (loss) increased by $2,990 million to a pretax income of $6,037 million for the six months ended June 30, 2022, from a pretax income of $3,047 million for the six months ended June 30, 2021 primarily due to:

•$5,287 million increase in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Six Months Ended June 30,
	2022	2021	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(125)	$168	$(293)

Net gains (losses) on freestanding derivatives	1,421	(3,394)	4,815
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	2,071	3,281	(1,210)
Net gains (losses) on derivative instruments	3,492	(113)	3,605
Net gains (losses) on funds withheld reinsurance	2,105	130	1,975
Total net gains (losses) on derivatives and investments	$5,472	$185	$5,287

◦Higher freestanding derivative gains on our equity derivatives primarily driven by significant market decreases in 2022, compared to market increases in the prior year. These gains were partially offset by losses within our interest rate related hedge instruments, reflecting increases in interest rates, as compared to the prior year; and
◦Higher benefit recognized on funds withheld reinsurance compared to prior year;

Primarily offset by:

◦Less favorable movements in reserves for guaranteed benefits, primarily driven by unfavorable equity and equity volatility movements, partially offset by more favorable movements in interest rates, compared to prior year; and
◦Losses on sales of securities recognized on gains (losses) excluding derivatives and funds withheld assets, compared to prior year gains.

•$74 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower asset-based commissions, which are non-deferrable and the result of lower account values during the six months ended June 30, 2022, and higher separation costs in 2021. These favorable variances were partially offset by higher incentive compensation in 2022.
•$62 million increase in fee income primarily due to increases in benefit based guarantee fee income compared to prior year, partially offset by decreases in variable fee income.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
This increase was partially offset by:

•$1,165 million increase in amortization of deferred acquisition costs and deferred sales inducement costs driven by higher net freestanding derivative gains in 2022, leading to higher current period gross profits and, therefore, higher current period amortization;
•$986 million increase in death, other policy benefits and change in policy reserves primarily due changes in reserves on variable annuity guarantees accounted for as insurance liabilities driven by unfavorable equity movements in 2022 compared to favorable movements in 2021;
•$257 million decrease in net investment income as a result of lower income on limited partnership investments, which are recorded on a one quarter lag; and
•$31 million higher interest expense incurred in the current year primarily related to our senior notes.

Income Taxes

Income tax expense increased $516 million to an expense of $1,047 million for the six months ended June 30, 2022, from an expense of $531 million for the six months ended June 30, 2021. The provision for income tax in the current period led to an effective income tax rate of 18% for the six months ended June 30, 2022 compared to the 2021 effective income tax rate of 18%. Our ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of tax credits. See Note 13 of Notes to Consolidated Financial Statements in our 2021 Annual Report for more information.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

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

Pretax Adjusted Operating Earnings by Segment

The following table summarizes pretax adjusted operating earnings (non-GAAP) from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated GAAP basis. Also, see Note 3 to Condensed Consolidated Financial Statements for further information regarding the calculation of pretax adjusted operating earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$218	$683	$624	$1,252
Institutional Products	19	6	42	16
Closed Life and Annuity Blocks	6	56	(2)	135
Corporate and Other	—	16	(3)	(9)
Pretax Adjusted Operating Earnings	243	761	661	1,394
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial, Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	765	701	1,529	1,373
Net movement in freestanding derivatives	2,847	(442)	1,371	(3,473)
Net reserve and embedded derivative movements	(772)	(1,374)	1,067	3,219
DAC and DSI impact	(845)	243	(1,190)	(453)
Assumption changes	—	—	—	—
Total guaranteed benefits and hedging results	1,995	(872)	2,777	666
Net realized investment (gains) losses including change in fair value of funds withheld embedded derivative	1,082	(752)	1,980	298
Net investment income on funds withheld assets	364	294	624	585
Other items	(64)	(25)	(67)	(20)
Total pre-tax reconciling items	3,377	(1,355)	5,314	1,529
Pretax income (loss) attributable to Jackson Financial Inc.	3,620	(594)	5,975	2,923
Income tax expense (benefit)	717	(54)	1,047	531
Net income (loss) attributable to Jackson Financial Inc.	$2,903	$(540)	$4,928	$2,392

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$949	$1,050	$1,965	$2,046
Net investment income	124	144	242	349
Income (loss) on operating derivatives	7	15	18	29
Other income	11	11	22	23
Total Operating Revenues	1,091	1,220	2,247	2,447

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	9	11	25	17
Interest credited on other contract holder funds	71	66	139	133
Interest expense	6	6	11	11
Operating costs and other expenses, net of deferrals	441	485	945	961
Amortization of deferred acquisition costs and deferred sales inducement costs	346	(31)	503	73
Total Operating Benefits and Expenses	873	537	1,623	1,195

Pretax Adjusted Operating Earnings	$218	$683	$624	$1,252

The following table summarizes a roll forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$266,647	$264,111	$284,379	$256,741
Premiums and deposits	4,179	4,903	9,021	9,675
Surrenders, withdrawals, and benefits	(4,565)	(5,787)	(9,800)	(11,427)
Net flows	(386)	(884)	(779)	(1,752)
Credited Interest/Investment performance	(33,319)	13,632	(49,932)	22,511
Policy Charges and other	(723)	(674)	(1,449)	(1,315)
Balance as of end of period	232,219	276,185	232,219	276,185
Ceded reinsurance	(23,762)	(25,920)	(23,762)	(25,920)
Balance as of end of period, net of ceded reinsurance	$208,457	$250,265	$208,457	$250,265

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

Pretax Adjusted Operating Earnings

Pretax Adjusted Operating Earnings decreased $465 million to $218 million for the three months ended June 30, 2022 from $683 million for the three months ended June 30, 2021 primarily due to:

•$377 million increase in amortization of deferred acquisition costs and deferred sales inducement costs primarily due to lower separate account returns, which led to decreased expected future gross profits, and therefore higher current period amortization during 2022;
•$101 million decrease in fee income primarily due to a decrease in average variable annuity account values stemming from unfavorable separate account performance in 2022; and
•$20 million decrease in net investment income primarily due to lower levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2021.

These decreases were partially offset by:

•$44 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower asset-based commissions, which are non-deferrable and the result of lower account values during the three months ended June 30, 2022, and lower incentive compensation expenses in 2022.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

Pretax Adjusted Operating Earnings

Pretax Adjusted Operating Earnings decreased $628 million to $624 million for the six months ended June 30, 2022 from $1,252 million for the six months ended June 30, 2021 primarily due to:

•$430 million increase in amortization of deferred acquisition costs and deferred sales inducement costs primarily due to lower separate account returns, which led to decreased expected future gross profits, and therefore higher current period amortization during 2022;
•$107 million decrease in net investment income primarily due to lower levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2021; and
•$81 million decrease in fee income primarily due to a decrease in average variable annuity account values stemming from unfavorable separate account performance in 2022.

These decreases were partially offset by:

•$16 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower asset-based commissions, which are non-deferrable and the result of lower account values during 2022. This favorable variance was partially offset by higher incentive compensation in 2022.

Account Value

Retail annuities account value, gross of reinsurance, decreased $44 billion between periods primarily due to negative variable annuity separate account growth driven by unfavorable market performance in 2022, as well as negative net flows over the period, primarily from our reinsured fixed and fixed index annuity block.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this Report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$72	$57	$136	$120
Income (loss) on operating derivatives	(4)	—	(5)	—
Total Operating Revenues	68	57	131	120

Operating Benefits and Expenses
Interest credited on other contract holder funds	47	48	86	100
Interest expense	—	1	—	2
Operating costs and other expenses, net of deferrals	2	2	3	2
Total Operating Benefits and Expenses	49	51	89	104

Pretax Adjusted Operating Earnings	$19	$6	$42	$16

The following table summarizes a roll forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Institutional Products:
Balance as of beginning of period	$9,173	$10,579	$8,830	$11,138
Premiums and deposits	201	—	1,176	—
Surrenders, withdrawals, and benefits	(868)	(1,735)	(1,527)	(2,281)
Net flows	(667)	(1,735)	(351)	(2,281)
Credited Interest	47	49	86	102
Policy Charges and other	(70)	17	(82)	(49)
Balance as of end of period	$8,483	$8,910	$8,483	$8,910

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

Pretax Adjusted Operating Earnings

Pretax Adjusted Operating Earnings increased $13 million to $19 million for the three months ended June 30, 2022 from $6 million for the three months ended June 30, 2021 primarily due to increased investment income compared to prior year.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

Pretax Adjusted Operating Earnings

Pretax Adjusted Operating Earnings increased $26 million to $42 million for the six months ended June 30, 2022 from $16 million for the six months ended June 30, 2021 primarily due to increased investment income and a decrease in interest credited compared to prior year.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Account Value

Institutional product account value decreased from $8,910 million at June 30, 2021 to $8,483 million at June 30, 2022. The decline in account value was driven by continued maturities of the existing contracts and funding agreements, partially offset by new issuances in 2022.

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this Report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$119	$123	$240	$248
Premiums	35	34	72	71
Net investment income	185	205	381	461
Income (loss) on operating derivatives	13	17	28	38
Other income	9	12	17	22
Total Operating Revenues	361	391	738	840

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	217	192	459	413
Interest credited on other contract holder funds	99	103	198	207
Operating costs and other expenses, net of deferrals	39	38	79	78
Amortization of deferred acquisition costs and deferred sales inducement costs	—	2	4	7
Total Operating Benefits and Expenses	355	335	740	705

Pretax Adjusted Operating Earnings	$6	$56	$(2)	$135

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

Pretax Adjusted Operating Earnings

Pretax Adjusted Operating Earnings decreased $50 million to $6 million for the three months ended June 30, 2022 from $56 million for the three months ended June 30, 2021 primarily due to:

•$20 million decrease in net investment income primarily due to lower levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2021; and
•$25 million increase in death, other policy benefit and change in policy reserves as a result of higher death claims and less favorable reserve movements in 2022 compared to 2021.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

Pretax Adjusted Operating Earnings

Pretax Adjusted Operating Earnings decreased $137 million to $(2) million for the six months ended June 30, 2022 from $135 million for the six months ended June 30, 2021 primarily due to:

•$80 million decrease in net investment income primarily due to lower levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2021; and
•$46 million increase in death, other policy benefit and change in policy reserves as a result of higher death claims and less favorable reserve movements in 2022 compared to 2021.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Corporate and Other

Corporate and Other includes the operations of PPM Holdings, Inc., the holding company of PPM, and unallocated corporate revenue and expenses, as well as certain eliminations and consolidation adjustments. The following table sets forth, for the periods presented, certain data underlying the results for Corporate and Other. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this Report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$17	$19	$35	$39
Net investment income	35	39	88	54
Income (loss) on operating derivatives	8	8	18	12
Other income	1	7	2	8
Total Operating Revenues	61	73	143	113

Operating Benefits and Expenses
Interest expense	18	—	33	—
Operating costs and other expenses, net of deferrals	35	49	96	107
Amortization of deferred acquisition costs and deferred sales inducement costs	8	8	17	15
Total Operating Benefits and Expenses	61	57	146	122

Pretax Adjusted Operating Earnings	$—	$16	$(3)	$(9)

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $16 million to nil for the three months ended June 30, 2022 from $16 million for the three months ended June 30, 2021 primarily due to the following:
•$18 million higher interest expense incurred in the current year primarily related to our senior notes; and

this decrease was partially offset by:
•$14 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower incentive compensation expenses in 2022.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $6 million to $(3) million for the six months ended June 30, 2022 from $(9) million for the six months ended June 30, 2021 primarily due to the following:

•$34 million increase in net investment income primarily due to higher net investment income resulting from an increased excess capital position, as the investment income on that excess capital remains in the Corporate and Other segment; and
•$11 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower compensation expenses in 2022.

This increase was partially offset by:

•$33 million higher interest expense incurred in the current year primarily related to our senior notes.

Item 2 | Management’s Discussion and Analysis | Investments

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

Investment Strategy

Our overall investment strategy is to maintain a diversified and largely investment grade fixed income portfolio that is capital efficient, achieves risk-adjusted returns that support competitive pricing for our products, generates profitable growth of our business and maintains adequate liquidity to support our obligations. The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate, see Note 8 of Condensed Consolidated Financial Statements for further details. We may also use other third-party investment managers for certain niche asset classes. As of June 30, 2022, Apollo managed $22 billion of cash and investments and other third-party investment managers represented approximately $185 million of investments.

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

Our Investment Committee has specified a target strategic asset allocation (“SAA”) that is designed to deliver the highest expected return within a defined risk tolerance while meeting other important objectives such as those mentioned in the prior paragraph. The fixed income portion of the SAA is assessed relative to a customized index of public corporate bonds that represents a close approximation of the maturity profile of our liabilities and a credit quality mix that is consistent with our risk tolerance. PPM’s objective is to outperform this index on a number of measures including portfolio yield, total return and capital loss due to downgrades and defaults. While PPM has access to a broad universe of potential investments, we believe grounding the investment program with a customized public corporate index that can be easily tracked and monitored helps guide PPM in meeting the risk and return expectations and assists with performance evaluation.

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

As of June 30, 2022 and December 31, 2021, we had total investments of $67.1 billion and $74.2 billion, respectively.

Item 2 | Management’s Discussion and Analysis | Investments
Portfolio Composition

The following table summarizes the carrying values of our investments:

	June 30, 2022			December 31, 2021
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$28,027	$15,451	$43,478	$32,453	$19,094	$51,547
Debt Securities, at fair value under fair value option	1,848	157	2,005	1,547	164	1,711
Debt securities, trading, at fair value	103	—	103	117	—	117
Equity securities, at fair value	172	88	260	163	116	279
Mortgage loans, net of allowance for credit losses	6,935	4,639	11,574	6,743	4,739	11,482
Mortgage loans, at fair value under fair value option	—	357	357	—	—	—
Policy loans	959	3,500	4,459	992	3,483	4,475
Freestanding derivative instruments	1,149	94	1,243	1,375	42	1,417
Other invested assets	2,759	889	3,648	2,484	715	3,199
Total investments	$41,952	$25,175	$67,127	$45,874	$28,353	$74,227

Available-for-sale debt securities decreased to $43,478 million at June 30, 2022 from $51,547 million at December 31, 2021, primarily due to a decrease in net unrealized gain and sales, consistent with the decrease in underlying policy liabilities. The amortized cost of debt securities, available-for-sale, decreased from $51,206 million as of December 31, 2021 to $50,331 million as of June 30, 2022. Further, net unrealized gains on these assets decreased from a net unrealized gain of $2,178 million as of December 31, 2021 to a net unrealized loss of $4,702 million as of June 30, 2022.

Other Invested Assets

In June 2021, we entered into an arrangement to sell $420 million of limited partnership investments, of which $236 million and $168 million were sold in the second and third quarter of 2021, respectively, and the remainder was sold in January 2022. We expect to reinvest in new LPs as attractive opportunities become available. The increase in Other Invested Assets from December 31, 2021 to June 30, 2022 primarily resulted from the increased valuations of limited partnership investments.

Item 2 | Management’s Discussion and Analysis | Investments
Debt Securities

At June 30, 2022 and December 31, 2021, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

June 30, 2022	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$3,733	$—	$—	$745	$2,988
Other government securities	1,659	6	3	155	1,501
Corporate securities
Utilities	5,927	1	57	465	5,518
Energy	3,100	24	13	329	2,760
Banking	2,041	—	3	191	1,853
Healthcare	3,135	—	14	349	2,800
Finance/Insurance	4,590	6	6	499	4,091
Technology/Telecom	2,467	—	4	245	2,226
Consumer goods	2,470	—	4	326	2,148
Industrial	1,848	—	12	149	1,711
Capital goods	2,245	—	3	176	2,072
Real estate	1,753	—	1	166	1,588
Media	1,318	—	5	137	1,186
Transportation	1,604	—	4	156	1,452
Retail	1,345	—	11	143	1,213
Other (1)	2,229	—	4	142	2,091
Total Corporate Securities	36,072	31	141	3,473	32,709
Residential mortgage-backed	479	6	26	29	470
Commercial mortgage-backed	1,769	—	—	111	1,658
Other asset-backed securities	6,619	—	14	373	6,260
Total Debt Securities	$50,331	$43	$184	$4,886	$45,586

(1) No single remaining industry exceeds 3% of the portfolio.

Item 2 | Management’s Discussion and Analysis | Investments

December 31, 2021	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,525	$—	$97	$301	$4,321
Other government securities	1,489	—	147	17	1,619
Corporate securities
Utilities	6,069	—	671	25	6,715
Energy	2,872	—	222	16	3,078
Banking	1,944	—	79	10	2,013
Healthcare	3,196	—	175	21	3,350
Finance/Insurance	4,299	—	228	47	4,480
Technology/Telecom	2,376	—	123	26	2,473
Consumer goods	2,525	—	123	38	2,610
Industrial	1,996	—	118	10	2,104
Capital goods	2,206	—	134	8	2,332
Real estate	1,805	—	82	11	1,876
Media	1,187	—	84	19	1,252
Transportation	1,789	—	105	13	1,881
Retail	1,289	—	75	13	1,351
Other (1)	2,217	—	134	5	2,346
Total Corporate Securities	35,770	—	2,353	262	37,861
Residential mortgage-backed	528	2	46	3	569
Commercial mortgage-backed	1,968	—	76	6	2,038
Other asset-backed securities	6,926	7	71	23	6,967
Total Debt Securities	$51,206	$9	$2,790	$612	$53,375

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

	Percent of Total Debt Securities Carrying Value
	June 30,	December 31,
Investment Rating	2022	2021
AAA	12.4%	14.5%
AA	9.2%	9.6%
A	30.4%	28.5%
BBB	40.3%	40.9%
Investment grade	92.3%	93.5%
BB	4.0%	3.6%
B and below	3.7%	2.9%
Below investment grade	7.7%	6.5%
Total debt securities	100.0%	100.0%

Item 2 | Management’s Discussion and Analysis | Investments
Unrealized Losses

The following tables summarize the amount of gross unrealized losses, fair value and the number of securities aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	June 30, 2022			December 31, 2021
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$172	$1,013	29	$2	$107	16
Other government securities	154	1,282	153	17	252	23
Public utilities	398	4,453	508	17	721	93
Corporate securities	2,426	20,501	2,585	180	6,343	728
Residential mortgage-backed	26	288	205	3	174	109
Commercial mortgage-backed	97	1,567	203	5	314	37
Other asset-backed securities	360	5,081	625	22	3,224	338
Total temporarily impaired securities	$3,633	$34,185	4,308	$246	$11,135	1,344

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$573	$1,801	8	$299	$3,190	7
Other government securities	1	10	5	—	4	2
Public utilities	67	171	29	7	99	8
Corporate securities	582	1,729	217	58	661	69
Residential mortgage-backed	3	45	47	—	11	12
Commercial mortgage-backed	14	72	6	1	30	3
Other asset-backed securities	13	119	20	1	11	3
Total temporarily impaired securities	$1,253	$3,947	332	$366	$4,006	104

	Total			Total
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$745	$2,814	33	$301	$3,297	23
Other government securities	155	1,292	157	17	256	25
Public utilities	465	4,624	530	24	820	101
Corporate securities (1)	3,008	22,230	2,728	238	7,004	797
Residential mortgage-backed	29	333	252	3	185	121
Commercial mortgage-backed	111	1,639	208	6	344	40
Other asset-backed securities	373	5,200	637	23	3,235	341
Total temporarily impaired securities	$4,886	$38,132	4,545	$612	$15,141	1,448
(1) Certain corporate securities contain multiple lots and fit the criteria of both aging groups.

The increase in rates on U.S. Treasury securities and the widening credit spreads of investment grade corporate securities resulted in the reduction in fair values and increase in unrealized losses during the six months ended June 30, 2022. Of the $4,274 million total increase in unrealized losses and the $22,991 million additional fair value on securities with an associated unrealized loss, $1,999 million and $5,773 million, respectively, are associated with assets subject to funds withheld agreements.

Item 2 | Management’s Discussion and Analysis | Investments
Evaluation of Available-For-Sale Debt Securities

See Note 4 to Condensed Consolidated Financial Statements for information about how we evaluate our available-for-sale debt securities for credit loss.

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Available-for-sale securities
Realized gains on sale	$5	$96	$29	$121
Realized losses on sale	(63)	(52)	(241)	(58)
Credit loss income (expense)	1	(1)	1	7
Credit loss income (expense) on mortgage loans	(9)	(10)	3	48
Other (1)	71	(18)	83	50
Net gains (losses) excluding derivatives and funds withheld assets	5	15	(125)	168
Net gains (losses) on derivative instruments	2,785	(1,768)	3,492	(113)
Net gains (losses) on funds withheld reinsurance treaties	1,077	(768)	2,105	130
Total net gains (losses) on derivatives and investments	$3,867	$(2,521)	$5,472	$185

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

	June 30,	December 31,
	2022	2021
	(in millions)
Common Stock	$89	$78
Preferred Stock	143	168
Mutual Funds	28	33
Total	$260	$279

Mortgage Loans

Commercial mortgage loans of $10.8 billion and $10.5 billion at June 30, 2022 and December 31, 2021, respectively, are reported net of an allowance for credit losses of $77 million and $85 million at each date, respectively. At June 30, 2022, commercial mortgage loans were collateralized by properties located in 38 states, the District of Columbia, and Europe. Residential mortgage loans of $1,170 million and $939 million at June 30, 2022 and December 31, 2021, respectively, are reported net of an allowance for credit losses of $3 million and $9 million at each date, respectively. Loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe.

Item 2 | Management’s Discussion and Analysis | Investments
The table below presents the carrying value, net of allowance of credit loss, of our mortgage loans by property type:

	June 30,	December 31,
	2022	2021
	(in millions)
Commercial:
Apartment	$3,920	$3,755
Hotel	1,067	1,054
Office	1,894	1,889
Retail	2,134	2,104
Warehouse	1,746	1,741
Total Commercial	$10,761	$10,543
Residential	1,170	939
Total	$11,931	$11,482

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	June 30,	December 31,
	2022	2021
	(in millions)
United States:
East North Central	$1,210	$1,184
East South Central	534	491
Middle Atlantic	1,651	1,558
Mountain	651	688
New England	464	452
Pacific	3,063	2,897
South Atlantic	2,276	2,295
West North Central	569	552
West South Central	960	829
Total United States	11,378	10,946
Foreign	553	536
Total	$11,931	$11,482

Item 2 | Management’s Discussion and Analysis | Investments
The following table provides information about the credit quality of our mortgage loans:

	June 30,	December 31,
	2022	2021
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$10,025	$9,819
70% - 80%	683	670
80% - 100%	43	44
Greater than 100%	10	10
Total	10,761	10,543

Residential mortgage loans
Performing	1,091	727
Nonperforming (1)	79	212
Total	1,170	939

Total mortgage loans	$11,931	$11,482

(1) As of June 30, 2022 and December 31, 2021, includes $56 million and $202 million of loans purchased when the loans were greater than 90 days delinquent and $15 million and $5 million of loans in process of foreclosure, respectively, and are supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	June 30,
	2022	2021
	(in millions)
Balance at beginning of period	$94	$179
Provision (release)	(14)	(43)
Balance at end of period	$80	$136

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

At June 30, 2022, there was $18 million of recorded investment, $19 million of unpaid principal balance, no related loan allowance, $12 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

At December 31, 2021, there was $6 million of recorded investment, $7 million of unpaid principal balance, no related loan allowance, $2 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

Item 2 | Management’s Discussion and Analysis | Investments
Derivative Instruments

The following table presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments (in millions):

	June 30, 2022
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,802	$48	$108	$(60)
Equity index call options	24,000	13	—	13
Equity index futures (2)	25,272	—	—	—
Equity index put options	32,500	1,030	—	1,030
Interest rate swaps	7,728	30	60	(30)
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	22,000	—	1,029	(1,029)
Treasury futures (2)	14	—	—	—
Total return swaps	700	12	4	8
Total freestanding derivatives	115,516	1,133	1,201	(68)
Embedded derivatives
Variable annuity embedded derivatives (3)	N/A	—	601	(601)
Fixed index annuity embedded derivatives (4)	N/A	—	1,087	(1,087)
Registered index linked annuity embedded derivatives (4)	N/A	—	4	(4)
Total embedded derivatives	N/A	—	1,692	(1,692)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	24	1	23
Cross-currency forwards	1,190	86	15	71
Funds withheld embedded derivative (5)	N/A	2,508	—	2,508
Total derivatives related to funds withheld under reinsurance treaties	1,348	2,618	16	2,602
Total	$116,864	$3,751	$2,909	$842

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
(5) Included within funds withheld payable under reinsurance treaties on the Condensed Consolidated Balance Sheets.

Item 2 | Management’s Discussion and Analysis | Investments

	December 31, 2021
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,767	$55	$35	$20
Equity index call options	21,000	606	—	606
Equity index futures (2)	18,258	—	—	—
Equity index put options	27,500	150	—	150
Interest rate swaps	7,728	430	—	430
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	19,000	133	—	133
Treasury futures (2)	912	—	—	—
Total return swaps	—	—	—	—
Total freestanding derivatives	97,665	1,374	35	1,339
Embedded derivatives
Variable annuity embedded derivatives (3)	N/A	—	2,626	(2,626)
Fixed index annuity embedded derivatives (4)	N/A	—	1,439	(1,439)
Registered index linked annuity embedded derivatives (4)	N/A	—	6	(6)
Total embedded derivatives	N/A	—	4,071	(4,071)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	10	1	9
Cross-currency forwards	1,119	33	5	28
Funds withheld embedded derivative (5)	N/A	—	120	(120)
Total derivatives related to funds withheld under reinsurance treaties	1,277	43	126	(83)
Total	$98,942	$1,417	$4,232	$(2,815)

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

Item 2 | Management’s Discussion and Analysis | Investments
Investment Income

Our sources of net investment income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Debt securities (1)	$213	$277	$486	$601
Equity securities	6	7	7	7
Mortgage loans	68	80	141	162
Policy loans	17	17	34	36
Limited partnerships	50	150	158	393
Other investment income	10	5	11	8
Total investment income excluding funds withheld assets	364	536	837	1,207

Net investment income on funds withheld assets	364	294	624	585

Investment expenses:
Derivative trading commission	(1)	(1)	(2)	(1)
Depreciation on real estate	(3)	(2)	(6)	(5)
Expenses related to consolidated entities (2)	(15)	(9)	(36)	(17)
Other investment income (expense) (3)	38	(22)	50	(45)
Total investment expenses	19	(34)	6	(68)
Net investment income	$747	$796	$1,467	$1,724

(1) Includes unrealized gains and losses on trading securities and includes $(95) million and $(85) million as of June 30, 2022 and 2021, respectively, related to the change in fair value for securities carried under the fair value option.
(2) Includes management fees, administrative fees, legal fees, and other expenses related to the consolidation of certain investments.
(3) Includes interest expense and market appreciation on deferred compensation, investment software expense, custodial fees, and other bank fees; institutional product issuance related expenses; and other expenses.

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

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities

Policy and Contract Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the Condensed Consolidated Financial Statements in conformity with GAAP. For more details on Policyholder Liabilities, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our 2021 Annual Report.

As an insurance company, a substantial portion of our profits are derived from fee income and the invested assets backing our policy and contract liabilities, which includes separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of June 30, 2022, 88% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 9% were in our Closed Life and Annuity Blocks segment.

The table below represents a breakdown of our policy and contract liabilities:

June 30, 2022	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Total
	(in millions)
Variable Annuities	$196,114	$3,165	$11,060	$210,339
Registered Index Linked Annuities	—	—	735	735
Fixed Annuities	—	2	12,715	12,717
Fixed Index Annuities	—	—	12,458	12,458
Payout Annuities	—	—	1,382	1,382
Total Retail Annuities	196,114	3,167	38,350	237,631
Total Institutional Products	—	—	8,483	8,483
Traditional Life	—	4,638	4,107	8,745
Interest-sensitive Life	70	1,675	7,258	9,003
Group Payout Annuities	—	4,734	—	4,734
Other Annuities	—	—	1,378	1,378
Total Closed Life and Annuity Blocks	70	11,047	12,743	23,860
Total Policy and Contract Liabilities	196,184	14,214	59,576	269,974
Claims payable and other	—	1,839	—	1,839
Total	$196,184	$16,053	$59,576	$271,813

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities

December 31, 2021	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Total
	(in millions)
Variable Annuities	$248,859	4,330	10,030	263,219
Registered Index Linked Annuities	—	—	110	110
Fixed Annuities	—	2	13,172	13,174
Fixed Index Annuities	—	50	13,161	13,211
Payout Annuities	—	—	1,399	1,399
Total Retail Annuities	248,859	4,382	37,872	291,113
Total Institutional Products	—	—	8,830	8,830
Traditional Life	—	4,762	4,161	8,923
Interest-sensitive Life	90	1,722	7,410	9,222
Group Payout Annuities	—	4,895	—	4,895
Other Annuities	—	—	1,416	1,416
Total Closed Life and Annuity Blocks	90	11,379	12,987	24,456
Total Policy and Contract Liabilities	248,949	15,761	59,689	324,399
Claims payable and other	—	1,868	—	1,868
Total	$248,949	$17,629	$59,689	$326,267

As of June 30, 2022, $196.2 billion or 73% of our policy and contract liabilities were backed by separate accounts assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets. We generate revenue on our separate account liabilities primarily from asset-based fee income. Separate account assets and associated liabilities are subject to variability driven by the performance of the underlying investments, which are exposed to fluctuations in equity markets and bond fund valuations. As a result, revenue derived from asset-based fee income is similarly subject to variability in line with the variability of the underlying separate account assets.

As of June 30, 2022, $49.8 billion or 18% of our policy and contract liabilities were backed by our investment portfolio and $24.0 billion reinsured by Athene, were backed by funds withheld assets. Our variable annuity fixed account option, variable annuity guaranteed benefit and other reserves, our RILA and fixed annuities and fixed index annuities reserves, not reinsured, our Institutional Products segment reserves, as well as our Closed Life and Annuity Blocks segment reserves, were primarily backed by our investment portfolio. As of June 30, 2022, our general account policy and contract liabilities, net of those ceded to Athene, were composed of 1% for registered index linked annuities, 5% for fixed index annuities and fixed deferred and payout annuities, 17% for Institutional Products segment, 21% for fixed account option variable annuities, 8% for guaranteed benefit and other variable annuity reserves, and a 48% Closed Life and Annuity Block segment reserves. As of June 30, 2022, 39% of our fixed annuity and fixed index annuity policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. As of June 30, 2022, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed index annuities and fixed annuities. As of June 30, 2022, 92% of fixed annuity, fixed-indexed annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate.

Liabilities for other contract holder funds are policy account balances on interest-sensitive life insurance, fixed annuities, fixed index annuities, RILA and variable annuity or variable life insurance contract allocations to fixed fund options. These account balance liabilities are equal to the sum of deposits, plus interest credited, less charges and withdrawals.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities
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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources

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

The discussion below describes our liquidity and capital resources for the six months ended June 30, 2022 and 2021.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2022	2021
	(in millions)
Net cash provided by (used in) operating activities	$2,096	$2,148
Net cash provided by (used in) investing activities	2,615	580
Net cash provided by (used in) financing activities	(2,076)	(3,211)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,635	(483)
Cash, cash equivalents, and restricted cash at beginning of period	2,631	2,019
Total cash, cash equivalents, and restricted cash at end of period	$5,266	$1,536

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

Cash flows provided by (used in) operating activities of $2,096 million for the six months ended June 30, 2022 were relatively flat compared to the $2,148 million for the six months ended June 30, 2021.

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

Cash flows provided by (used in) investing activities increased $2,035 million to $2,615 million during the six months ended June 30, 2022 from $580 million during the six months ended June 30, 2021. This increase was primarily due to inflows related to derivative settlements in 2022 compared to outflows in 2021, partially offset by lower sales of funds withheld assets in 2022, as compared to 2021.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Cash flows provided by (used in) Financing Activities

The principal cash inflows from our financing activities come from deposits of funds associated with policyholder account balances, issuance of debt, and lending of securities. The principal cash outflows come from withdrawals associated with policyholder account balances, repayment of debt, and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early policyholder withdrawal.

Cash flows provided by (used in) financing activities increased $1,135 million to $(2,076) million during the six months ended June 30, 2022 from $(3,211) million during the six months ended June 30, 2021. This increase was primarily due to decreased withdrawals of policyholders' account balances during 2022 compared to 2021, partially offset by outflows related to the settlement of our repurchase agreements, compared to inflows in the prior year.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, claim, expense and statutory reserve items) and model-based components. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. As of June 30, 2022, our insurance companies were well in excess of the minimum required capital levels. Jackson is also subject to risk-based capital guidelines that provide a method to measure the adjusted capital that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of Jackson’s investments and products.

Holding Company Liquidity

As a holding company with no business operations of its own, Jackson Financial primarily derives cash flows from dividends and interest payments from its insurance subsidiaries. These principal sources of liquidity are expected to be supplemented by cash and short-term investments held by Jackson Financial and access to bank lines of credit and the capital markets. We intend to maintain a minimum amount of cash and highly liquid securities at Jackson Financial adequate to fund two years of holding company fixed expenses which is currently targeted at $250 million. The main uses of liquidity for Jackson Financial are interest payments and debt repayment, holding company operating expenses, payment of dividends and other distributions to shareholders, which may include stock repurchases, and capital contributions, if needed, to our insurance company subsidiaries. Our principal sources of liquidity and our anticipated capital position are described in the following paragraphs.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
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

For 2022, Jackson and Brooke Life have total ordinary dividend capacity, based on 2021 statutory capital and surplus and statutory net gain from operations, subject to the availability of earned surplus, of $608 million and $514 million, respectively. Brooke Life, as the sole owner of our other insurance company subsidiaries, including Jackson and Jackson National Life NY, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial. As such, Jackson Financial’s ability to receive dividend payments from our insurance company subsidiaries is effectively limited by Brooke Life’s ability to make dividend payments to Jackson Financial.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Liquidity requirements are principally for purchases of new investments, management of derivative related margin requirements, repayment of principal and interest on debt, payments of interest on surplus notes, funding of insurance product liabilities including payments for policy benefits, surrenders, maturities and new policy loans, funding of expenses including payment of commissions, operating expenses and taxes. As of June 30, 2022, Jackson’s outstanding surplus notes and bank debt included $63 million of bank loans from the Federal Home Loan Bank of Indianapolis ("FHLBI"), collateralized by mortgage-related securities and mortgage loans and $250 million of surplus notes maturing in 2027. Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders, and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio.

Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements, including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of June 30, 2022, approximately half of Jackson’s general account reserves are either not surrenderable, included surrender charges greater than 5%, or market value adjustments to discourage early withdrawal of policy and contract funds.

The liquidity sources for our insurance company subsidiaries are their cash, short-term investments, sales of publicly traded bonds, insurance premiums, fees charged on our products, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of a short-term borrowing facility with the FHLBI.

Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of June 30, 2022, the portfolio of cash, short-term investments and privately and publicly traded securities and equities, which are unencumbered and unrestricted to sale, amounted to $24.4 billion.

Our Indebtedness

Senior Notes

On June 8, 2022, the Company issued $750 million aggregate principal amount of its senior unsecured notes, consisting of $400 million aggregate principal amount of 5.170% Senior Notes due June 8, 2027 (the “2027 Notes”) and $350 million aggregate principal amount of 5.670% Senior Notes due June 8, 2032 (the “2032 Notes”). The net proceeds of the 2027 Notes and 2032 Notes were used, together with cash on hand, to repay the Company’s $750 million aggregate principal amount term loan due February 2023.

On November 23, 2021, the Company issued $1.6 billion aggregate principal amount of its senior unsecured notes consisting of $600 million aggregate principal amount of 1.1% Senior Notes due November 22, 2023 (the “2023 Senior Notes”), $500 million aggregate principal amount of 3.1% Senior Notes due November 23, 2031 (the “2031 Senior Notes”) and $500 million aggregate principal amount of 4.0% Senior Notes due November 23, 2051 (the “2051 Senior Notes” and, together with the 2023 Senior Notes and the 2031 Senior Notes, the “Senior Notes”). The proceeds of the Senior Notes were used, together with cash on hand, to repay the Company’s $1.6 billion aggregate principal amount term loan that was due May 2022.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Revolving Credit Agreement

The Company is party to a Revolving Facility providing for borrowings for working capital and other general corporate purposes under aggregate commitments of $1.0 billion, with a sub-limit of $500 million available for letters of credit. The Revolving Facility further provides for the ability to request, subject to customary terms and conditions, an increase in commitments thereunder by up to an additional $500 million. Commitments under the Revolving Facility terminate on February 22, 2024.

The credit agreement contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). Such covenants, among other things, restrict, subject to certain exceptions, our ability to pay dividends and distributions or repurchase common shares if a default or event of default has occurred and is continuing (with such negative covenant dropping away if our long term unsecured senior, non-credit enhanced, debt ratings are either (x) BBB+ or better from S&P or (y) Baa1 or better from Moody’s), incur additional indebtedness, create liens on our or our subsidiaries’ assets and make fundamental changes. The credit agreement contains financial maintenance covenants, including a minimum adjusted consolidated net worth test of no less than 70% of our adjusted consolidated net worth as of the date of the Demerger (taking into account 50% of the proceeds of any additional equity issuances) and a maximum consolidated indebtedness to total capitalization ratio test not to exceed 35%. We were in compliance with these covenants at June 30, 2022.

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes were issued pursuant to Rule 144A under the Securities Act of 1933, as amended, and are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5 million and $10 million for both the three and six months ended June 30, 2022 and 2021, respectively.

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

Federal Home Loan Bank

Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of June 30, 2022 and December 31, 2021, Jackson held a bank loan with an outstanding balance of $63 million and $67 million, respectively.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Any declaration of cash dividends or stock repurchases will be at the discretion of JFI’s Board of Directors and will depend on our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, contractual restrictions with respect to paying cash dividends or repurchasing stock, restrictions imposed by Delaware law, general business conditions and any other factors that JFI’s Board of Directors deems relevant in making any such determination. Therefore, there can be no assurance that we will pay any cash dividends to holders of our common stock or approve any increase in the existing, or any new, stock repurchase program, or as to the amount of any such cash dividends or stock repurchases.

Delaware law requires that dividends be paid and stock repurchases made only out of “surplus,” which is defined as the fair market value of our net assets, minus our stated capital; or out of the current or the immediately preceding year’s earnings. JFI is a holding company and has no direct operations. All of our business operations are conducted through our subsidiaries. Any dividends we pay or stock repurchases we make will depend upon the funds legally available for distribution, including dividends or distributions from our subsidiaries to us. The states in which our insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to their parent companies. These restrictions are based in part on the prior year’s statutory income and surplus, as well as earned surplus. Such restrictions, or any future restrictions adopted by the states in which our insurance subsidiaries are domiciled, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable by our subsidiaries without affirmative approval of state regulatory authorities. See “Holding Company Liquidity – Distributions from our Insurance Company Subsidiaries” above, and “Part I, Item 1A. Risk Factors—As a holding company, JFI depends on the ability of its subsidiaries to meet its obligations and liquidity needs, including dividends and stock repurchases” in our 2021 Annual Report.

Dividends to Shareholders and Share Repurchases

During the second quarter of 2022, we paid a cash dividend of $0.55 per share on JFI's Class A Common Stock totaling $50 million. On August 8, 2022, our Board of Directors approved a third quarter cash dividend on JFI's Common Stock of $0.55 per share, payable on September 15, 2022 to shareholders of record on September 1, 2022.

We repurchased a total of 1,870,854 shares and a total of 5,304,464 shares of Class A Common Stock for an aggregate purchase price of $66 million and $206 million in the three and six months ended June 30, 2022, respectively, which were funded with cash on hand.

See Note 18 to Condensed Consolidated Financial Statements in this Report for further information on dividends to shareholders and share repurchases.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
As of August 5, 2022, the financial strength ratings of our principal insurance subsidiaries were as follows:

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

Item 2 | Management’s Discussion and Analysis | Summary of Critical Accounting Estimates

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our Condensed Consolidated Financial Statements included elsewhere in this Report. The most critical estimates include those used in determining:

•    deferred acquisition costs
•    reserves for future policy benefits and claims payable and other contract holder funds
•    income taxes and the ability to realize certain deferred tax benefits
•    accounting for reinsurance
•    valuation and impairment of investments, including estimates related to expectations of credit losses on certain financial assets
•    valuation of freestanding derivative instruments
•    valuation of embedded derivatives
•    net investment income
•    contingent liabilities
•    consolidation of variable interest entities

In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries while others are specific to our business and operations. Since future events and their effects cannot be determined with precision, actual results could differ from these estimates.

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in our 2021 Annual Report.

Off–Balance Sheet Arrangements

We do not have any off–balance sheet arrangements as of June 30, 2022.

Item 3 | Quantitative and Qualitative Disclosures about Market Risk

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

We describe in the Company's Form 10, Note 2—Restatement of Previously Issued Financial Statements to our audited financial statements, the background to the restatement of our previously-issued audited financial statements for the year ended December 31, 2020. Our management has concluded that the restatement resulted from a material weakness in our internal control over financial reporting as of December 31, 2020. Due to this material weakness in our disclosure controls and procedures and internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022.

Although the Company has taken significant steps in our remediation plan, the Company continues to implement, document, and communicate policies, procedures, and internal controls. As a result of the material weakness, our management has identified the need for stronger controls when assessing the accounting for significant and unusual transactions that involve a high degree of judgment and complexity, along with the need for additional technical U.S. GAAP accounting expertise. Our management has implemented and enhanced controls when assessing the accounting for significant and unusual transactions in the third quarter of 2021 as well as made some key hires for additional technical U.S. GAAP accounting expertise. The Company believes that these actions will remediate the material weakness. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by year-end 2022.

Changes in Internal Control Over Financial Reporting

As described above, the Company has taken steps to remediate the material weakness in its internal control over financial reporting and is implementing additional controls to remediate the material weakness. Other than these additional controls, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 14 to Condensed Consolidated Financial Statements included elsewhere in this Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (2)
April 1, 2022 - April 30, 2022 (1)
Share repurchase program	349,357	$43.40	349,357	$234
Employee transactions (3)	784,727	43.21	N/A	N/A

May 1, 2022 - May 31, 2022
Share repurchase program	1,046,497	35.29	1,046,497	197
Employee transactions (3)	N/A	N/A	N/A	N/A

June 1, 2022 - June 30, 2022
Share repurchase program	475,000	28.75	475,000	183
Employee transactions (3)	N/A	N/A	N/A	N/A

Totals
Share repurchase program	1,870,854		1,870,854
Employee transactions (3)	784,727		N/A
	2,655,581		1,870,854

(1) Includes repurchases of shares under Class A Common Stock repurchase agreements with Athene.
(2) On February 28, 2022, our Board of Directors authorized an increase of $300 million to the existing share repurchase authorization. For more information on common stock repurchases, see Note 18 to Condensed Consolidated Financial Statements included elsewhere in this Report.
(3) Includes shares withheld pursuant to the terms of awards under the Company's 2021 Omnibus Incentive Plan to offset tax withholding obligations that occur upon vesting and release of shares, which are treated as share repurchases. The value of the shares withheld is the closing price of common stock of Jackson Financial, Inc. on the date the relevant transaction occurs.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits hereto:

Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of Jackson Financial Inc., incorporated by reference to Exhibit 3.1 of Jackson Financial Inc.’s Current Report on Form 8-K, dated June 10, 2022.
4.2
Fourth Supplemental Indenture dated as of June 8, 2022, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.170% Senior Notes due 2027, incorporated by reference to Exhibit 4.2 of Jackson Financial Inc.’s Current Report on Form 8-K, dated June 8, 2022.

4.3
Fifth Supplemental Indenture dated as of June 8, 2022, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.670% Senior Notes due 2032, incorporated by reference to Exhibit 4.3 of Jackson Financial Inc.’s Current Report on Form 8-K, dated June 8, 2022.

10.1*†	Form of Notice of Award of Restricted Shares and 2022 Director Restricted Shares Award Agreement (annual equity retainer) between Jackson Financial Inc. and Derek G. Kirkland.
10.2*†	Form of Notice of Award of Director Restricted Shares and 2022 Director Restricted Shares Award Agreement (equity in lieu of cash retainer) between Jackson Financial Inc. and Derek G. Kirkland.
10.3*†
Form of Notice of Director Restricted Share Units and 2022 Director Restricted Share Units Agreement (annual equity retainer) between Jackson Financial Inc. and Lily Fu Claffee, Gregory T. Durant, Steven A. Kandarian, Drew Lawton, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher.

10.4*†
Form of Notice of Director Restricted Share Units and 2022 Director Restricted Share Units Agreement (equity in lieu of cash retainer) between Jackson Financial Inc. and Lily Fu Claffee, Martin J. Lippert, and Esta E. Stecher.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: August 10, 2022	By:	/s/ Marcia Wadsten
Marcia Wadsten
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)