Form 10-Q
period 2022-09-30
Jackson Financial Inc.
filed 2022-11-10
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 3, 2022, there were 83,036,974 shares of the registrant’s common stock, $0.01 par value, outstanding.

.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(in millions, except per share data)

	September 30,	December 31,
	2022	2021
Assets	(Unaudited)
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $31 and $9 at September 30, 2022 and December 31, 2021, respectively (amortized cost: 2022 $48,868; 2021 $49,378)	$41,681	$51,547
Debt Securities, at fair value under fair value option	2,124	1,711
Debt Securities, trading, at fair value	102	117
Equity securities, at fair value	234	279
Mortgage loans, net of allowance for credit losses of $79 and $94 at September 30, 2022 and December 31, 2021, respectively	11,223	11,482
Mortgage loans, at fair value under fair value option	508	—
Policy loans (including $3,487 and $3,467 at fair value under the fair value option at September 30, 2022 and December 31, 2021, respectively)	4,446	4,475
Freestanding derivative instruments	1,950	1,417
Other invested assets	3,622	3,199
Total investments	65,890	74,227
Cash and cash equivalents	5,331	2,623
Accrued investment income	509	503
Deferred acquisition costs	12,797	14,249
Reinsurance recoverable, net of allowance for credit losses of $10 and $12 at September 30, 2022 and December 31, 2021, respectively	30,796	33,126
Deferred income taxes, net	759	954
Other assets	1,846	928
Separate account assets	185,042	248,949
Total assets	$302,970	$375,559
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$16,130	$18,667
Other contract holder funds	58,174	58,726
Funds withheld payable under reinsurance treaties (including $3,646 and $3,639 at fair value under the fair value option at September 30, 2022 and December 31, 2021, respectively)	23,900	29,007
Long-term debt	2,634	2,649
Repurchase agreements and securities lending payable	27	1,589
Collateral payable for derivative instruments	1,038	913
Freestanding derivative instruments	2,225	41
Notes issued by consolidated variable interest entities, at fair value under fair value option (Note 4)	1,745	1,404
Other liabilities	2,352	2,540
Separate account liabilities	185,042	248,949
Total liabilities	293,267	364,485
Commitments, Contingencies, and Guarantees (Note 14)
Equity
Common stock, (i) Class A Common Stock 900,000,000 shares authorized, $0.01 par value per share and 83,666,942 and 88,046,833 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively and (ii) No authorized Class B Common Stock at September 30, 2022 and 100,000,000 shares authorized, $0.01 par value per share and 638,861 shares issued and outstanding at December 31, 2021 (See Note 18)	1	1
Additional paid-in capital	6,036	6,051
Treasury stock, at cost; 10,807,076 and 5,778,649 shares at September 30, 2022 and December 31, 2021, respectively	(410)	(211)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(1,235) and $194 at September 30, 2022 and December 31, 2021, respectively	(5,718)	1,744
Retained earnings	9,065	2,809
Total shareholders' equity	8,974	10,394
Noncontrolling interests	729	680
Total equity	9,703	11,074
Total liabilities and equity	$302,970	$375,559
See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Fee income	$1,908	$2,063	$5,854	$5,963
Premiums	36	37	105	115
Net investment income	640	837	2,022	2,568
Net gains (losses) on derivatives and investments	1,419	(1,379)	6,891	(1,194)
Other income	19	17	60	70
Total revenues	4,022	1,575	14,932	7,522

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	586	405	2,090	933
Interest credited on other contract holder funds, net of deferrals and amortization	224	209	628	630
Interest expense	29	6	73	19
Operating costs and other expenses, net of deferrals	592	699	1,801	2,090
Amortization of deferred acquisition costs	564	4	2,276	551
Total benefits and expenses	1,995	1,323	6,868	4,223
Pretax income (loss)	2,027	252	8,064	3,299
Income tax expense (benefit)	559	(16)	1,606	515
Net income (loss)	1,468	268	6,458	2,784
Less: Net income (loss) attributable to noncontrolling interests	(11)	62	51	186
Net income (loss) attributable to Jackson Financial Inc.	$1,479	$206	$6,407	$2,598

Earnings per share
Basic	$17.38	$2.18	$74.39	$27.50
Diluted	$16.83	$2.18	$71.73	$27.50

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$1,468	$268	$6,458	$2,784

Other comprehensive income (loss), net of tax:
Securities with no credit impairment net of tax expense (benefit) of: $(323) and $(95), for the three months ended September 30, 2022 and 2021, respectively, and $(1,431) and $(492), for the nine months ended September 30, 2022 and 2021, respectively	(1,978)	(345)	(7,466)	(1,778)
Securities with credit impairment, net of tax expense (benefit) of: $(5) and nil for the three months ended September 30, 2022 and 2021, respectively, and $1 and $1, for the nine months ended September 30, 2022 and 2021, respectively	(18)	—	4	2
Total other comprehensive income (loss)	(1,996)	(345)	(7,462)	(1,776)
Comprehensive income (loss)	(528)	(77)	(1,004)	1,008
Less: Comprehensive income (loss) attributable to noncontrolling interests	(11)	62	51	186
Comprehensive income (loss) attributable to Jackson Financial Inc.	$(517)	$(139)	$(1,055)	$822

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

						Accumulated
		Additional	Treasury	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Stock	Held	Compensation	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Capital	at Cost	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of June 30, 2022	$1	$6,020	$(371)	$—	$—	$(3,722)	$7,635	$9,563	$747	$10,310

Net income (loss)	—	—	—	—	—	—	1,479	1,479	(11)	1,468
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	(1,996)	—	(1,996)	—	(1,996)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	(7)	(7)
Dividends on common stock	—	—	—	—	—	—	(49)	(49)	—	(49)
Purchase of treasury stock	—	—	(39)	—	—	—	—	(39)	—	(39)
Share based compensation	—	16	—	—	—	—	—	16	—	16
Balances as of September 30, 2022	$1	$6,036	$(410)	$—	$—	$(5,718)	$9,065	$8,974	$729	$9,703

						Accumulated
		Additional	Treasury	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Stock	Held	Compensation	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Capital	at Cost	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of June 30, 2021	$1	$5,927	$—	$(4)	$9	$2,390	$2,068	$10,391	$599	$10,990

Net income (loss)	—	—	—	—	—	—	206	206	62	268
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	(345)	—	(345)	—	(345)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	(63)	(63)
Shares sold in connection with demerger	—	1	—	4	—	—	—	5	—	5
Reserve for equity compensation plans	—	—	—	—	$1	—	—	1	—	1
Balances as of September 30, 2021	$1	$5,928	$—	$—	$10	$2,045	$2,274	$10,258	$598	$10,856

						Accumulated
		Additional	Treasury	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Stock	Held	Compensation	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Capital	at Cost	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2021	$1	$6,051	$(211)	$—	$—	$1,744	$2,809	$10,394	$680	$11,074

Net income (loss)	—	—	—	—	—	—	6,407	6,407	51	6,458
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	(7,462)	—	(7,462)	—	(7,462)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Dividends on common stock	—	—	—	—	—	—	(151)	(151)	—	(151)
Purchase of treasury stock	—	—	(279)	—	—	—	—	(279)	—	(279)
Share based compensation	—	(15)	80	—	—	—	—	65	—	65
Balances as of September 30, 2022	$1	$6,036	$(410)	$—	$—	$(5,718)	$9,065	$8,974	$729	$9,703

						Accumulated
		Additional	Treasury	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Stock	Held	Compensation	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Capital	at Cost	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2020	$1	$5,927	$—	$(4)	$8	$3,821	$(324)	$9,429	$494	$9,923

Net income (loss)	—	—	—	—	—	—	2,598	2,598	186	2,784
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	(1,776)	—	(1,776)	—	(1,776)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	(82)	(82)
Shares sold in connection with demerger	—	1	—	4	—	—	—	5	—	5
Reserve for equity compensation plans	—	—	—	—	2	—	—	2	—	2
Balances as of September 30, 2021	$1	$5,928	$—	$—	$10	$2,045	$2,274	$10,258	$598	$10,856

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$6,458	$2,784

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	131	(204)
Net losses (gains) on derivatives	(4,362)	1,413
Net losses (gains) on funds withheld reinsurance	(2,660)	(15)
Interest credited on other contract holder funds, gross	628	630
Mortality, expense and surrender charges	(400)	(418)
Amortization of discount and premium on investments	19	40
Deferred income tax expense (benefit)	1,625	544
Share-based compensation	96	60
Change in:
Accrued investment income	(6)	47
Deferred acquisition costs	1,783	(43)
Funds withheld, net of reinsurance	(204)	(609)
Other assets and liabilities, net	(167)	(694)
Net cash provided by (used in) operating activities	2,941	3,535

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	8,959	12,994
Equity securities	54	36
Mortgage loans	1,046	1,243
Purchases of:
Debt securities	(8,861)	(8,290)
Equity securities	(27)	(108)
Mortgage loans	(1,378)	(2,176)
Settlements related to derivatives and collateral on investments	3,109	(3,223)
Other investing activities	(433)	148
Net cash provided by (used in) investing activities	2,469	624

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$14,235	$14,649
Withdrawals	(18,716)	(21,590)
Net transfers from (to) separate accounts	3,805	2,068
Proceeds from (payments on) repurchase agreements and securities lending	(1,563)	(794)
Net proceeds from (payments on) Federal Home Loan Bank notes	—	(380)
Net proceeds from (payments on) debt	(784)	2,346
Net proceeds from issuance of Senior Notes	750	—
Debt issuance costs	(7)	—
Disposition of shares held in trust at cost, net	—	5
Dividends on common stock	(151)	—
Purchase of treasury stock	(279)	—
Other financing activities	10	—
Net cash provided by (used in) financing activities	(2,700)	(3,696)

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,710	463

Cash, cash equivalents, and restricted cash at beginning of period	2,631	2,019
Total cash, cash equivalents, and restricted cash at end of period	$5,341	$2,482

Supplemental cash flow information
Income taxes paid (received)	$(2)	$36
Interest paid	$48	$15

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$436	$303
Other invested assets acquired from stock splits and stock distributions	$42	$99

Reconciliation to Statement of Financial Position
Cash and cash equivalents	$5,331	$2,482
Restricted cash (included in Other assets)	10	—
Total cash, cash equivalents, and restricted cash	$5,341	$2,482

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Business and Basis of Presentation

Jackson Financial Inc. (“Jackson Financial”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life. Jackson Financial, domiciled in the state of Delaware in the United States (“U.S.”), was a majority-owned subsidiary of Prudential plc (“Prudential”), London, England, and was the holding company for Prudential’s U.S. operations. As described below under "Other," the Company's demerger from Prudential was completed on September 13, 2021 ("Demerger"), and the Company is a stand-alone U.S. public company.

Jackson Financial’s primary life insurance subsidiary, Jackson National Life Insurance Company and its insurance subsidiaries (collectively, “Jackson”), is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index and variable annuities), and individual life insurance products, including variable universal life, in all 50 states and the District of Columbia. Jackson also participates in the institutional products market through the issuance of guaranteed investment contracts (“GICs”), funding agreements and medium-term note funding agreements. Jackson Financial’s primary operating subsidiaries, in addition to Jackson, are as follows:
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
Other wholly-owned subsidiaries of Jackson are as follows:
•Life insurers: Jackson National Life Insurance Company of New York (“JNY”); Squire Reassurance Company LLC (“Squire Re”); Squire Reassurance Company II, Inc. (“Squire Re II”); and VFL International Life Company SPC, LTD;
•Registered broker-dealer: Jackson National Life Distributors, LLC ("JNLD");
•Registered investment adviser: Jackson National Asset Management, LLC ("JNAM"), which manages the life insurance companies' separate account funds underlying the variable annuities products, which are sub-advised. JNAM manages and oversees those sub-advisers;
•Service provider: PGDS (US One) LLC (“PGDS”), which provides certain services to the Company and certain former affiliates; and
•Other insignificant wholly-owned subsidiaries.
The Company's Condensed Consolidated Financial Statements also include other insignificant partnerships, limited liability companies (“LLCs”) and other variable interest entities (“VIEs”) in which the Company is deemed the primary beneficiary.

Other

On August 6, 2021, the Company's Class A Common Stock was registered on a Form 10 registration statement filed with the U.S. Securities and Exchange Commission (the "SEC") and became effective under the Securities Exchange Act of 1934, as amended. We refer to that effective Form 10 registration as the "Form 10." The Demerger transaction described in the Form 10 was consummated on September 13, 2021. As of September 30, 2022, Prudential retained a 9.1% remaining interest in the Company.

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

On June 18, 2020, the Company’s subsidiary, Jackson, announced that it had entered into a funds withheld coinsurance agreement with Athene Life Re Ltd. (“Athene”) effective June 1, 2020, to reinsure on a 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission (the "Athene Reinsurance Agreement").

In addition, we entered into an investment agreement with Athene Life Re Ltd., pursuant to which Athene invested $500 million of capital in return for a 9.9% voting interest corresponding to a 11.1% economic interest in the Company. That investment was completed on July 17, 2020. In August 2020, the Company made a $500 million capital contribution to its subsidiary, Jackson. As of September 30, 2022, Athene retained a 9.0% voting interest and 9.0% economic interest.

We continue to monitor developments related to the COVID-19 pandemic. The COVID-19 pandemic caused significant economic and financial turmoil in the United States and around the world. There has been a steady resumption of activity during 2022; however, at this time it is not possible to estimate the long-term effectiveness of any therapeutic treatments and vaccines for COVID-19, or their efficacy with respect to current or future variants or mutations of COVID-19, or the longer-term effects that the COVID-19 pandemic could have on our business. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted. The Company implemented business continuity plans that already were in place to ensure the availability of services for our customers, work at home capabilities for our employees, where appropriate, and other ongoing risk management activities. The Company had employees, as needed or voluntarily, in our offices during this time, as permitted by local and state restrictions. The Company rolled out a broader “return to office plan” for all employees, and since September 2022, required some associates to return to the office five days a week. Employees below director level remain on an “office-centric” hybrid schedule between in-office and remote working arrangements.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but not required for interim reporting purposes, has been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 7, 2022, (the "2021 Annual Report"). The condensed consolidated financial information as of December 31, 2021, included herein, has been derived from the audited Consolidated Financial Statements in the 2021 Annual Report, although certain amounts have been reclassified to conform to the 2022 presentation.

Certain accounting policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in the Notes to Consolidated Financial Statements in the Company’s 2021 Annual Report.

In the opinion of management, these financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. All material intercompany accounts and transactions have been eliminated in consolidation.

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
•Estimates related to expectations of credit losses on certain financial assets and off-balance sheet exposures;
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

Revision of Prior Period Financial Statements

The Company identified errors related to the classification of certain balances and amounts in the line items of the consolidated balance sheets and consolidated income statements. These errors resulted in the revision of balances and amounts related to deferred sales inducement assets, liabilities for certain life-contingent annuities, sub-advisor fee expenses, and other operating expense items that impacted previously issued consolidated financial statements. The impact of these errors to the current and the prior periods' consolidated financial statements were not considered to be material and had no impact on shareholders' equity or net income. However, to improve the consistency and comparability of the financial statements, management revised the financial statements and related disclosures in this quarterly report. See Note 20 to the Notes to Condensed Consolidated Financial Statements for details of the revisions.

2. New Accounting Standards

Changes in Accounting Principles – Adopted in Current Year

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new guidance provides optional expedients for applying GAAP to contracts and other transactions affected by reference rate reform and is effective for contract modifications made between March 12, 2020 and December 31, 2022. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform. The practical expedient allowed by this standard was elected and is being applied prospectively by the Company as reference rate reform unfolds. The contracts modified to date met the criteria for the practical expedient and therefore had no material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and other transactions through December 31, 2022.

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

3. Segment Information

The Company has three reportable segments consisting of Retail Annuities, Institutional Products, Closed Life and Annuity Block, plus its Corporate and Other segment. These segments reflect how the Company’s chief operating decision maker views and manages the business. The following is a brief description of the Company’s reportable segments.

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

The financial results of the Company’s institutional products business are primarily dependent on the Company’s ability to earn a spread between earned investment rates on general account assets and the interest credited on GICs and funding agreements.

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

Segment Performance Measurement

Segment operating revenues and pretax adjusted operating earnings are non-GAAP financial measures that management believes are critical to the evaluation of the financial performance of the Company’s segments. The Company uses the same accounting policies and procedures to measure segment pretax adjusted operating earnings as used in its reporting of consolidated net income. Pretax adjusted operating earnings is defined as net income recorded in accordance with GAAP, excluding certain items that may be highly variable from period to period due to accounting treatment under GAAP, or that are non-recurring in nature, as well as certain other revenues and expenses that are not considered drivers of underlying performance. Operating revenues and pretax adjusted operating earnings should not be used as a substitute for revenues and net income as calculated in accordance with GAAP.

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

•Assumption changes: the impact on the valuation of Net Derivative and Reserve Movements, including amortization of DAC, arising from changes in underlying actuarial assumptions on an annual basis;

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

5.Other items: one-time or other non-recurring items, such as costs relating to the Demerger and our separation from Prudential, the impact of discontinued operations and investments that are consolidated on our financial statements due to U.S. GAAP accounting requirements, such as our investments in collateralized loan obligations ("CLOs"), but for which the consolidation effects are not aligned with our economic interest or exposure to those entities.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
Set forth in the tables below is certain information with respect to the Company’s segments, as described above (in millions):

Three Months Ended September 30, 2022	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,002	$—	$118	$13	$1,133
Premiums	3	—	36	—	39
Net investment income	72	80	166	22	340
Income (loss) on operating derivatives	2	(8)	7	2	3
Other income	11	—	8	—	19
Total Operating Revenues	1,090	72	335	37	1,534

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	5	—	176	—	181
Interest credited on other contract holder funds, net of deferrals and amortization	72	51	101	—	224
Interest expense	8	—	—	21	29
Operating costs and other expenses, net of deferrals	541	1	22	28	592
Amortization of deferred acquisition costs	100	—	3	1	104
Total Operating Benefits and Expenses	726	52	302	50	1,130

Pretax Adjusted Operating Earnings	$364	$20	$33	$(13)	$404

Three Months Ended September 30, 2021	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,194	$—	$123	$15	$1,332
Premiums	2	—	39	—	41
Net investment income	180	69	245	(23)	471
Income (loss) on operating derivatives	13	(1)	18	8	38
Other income	12	—	7	(2)	17
Total Operating Revenues	1,401	68	432	(2)	1,899

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	38	—	216	—	254
Interest credited on other contract holder funds, net of deferrals and amortization	56	47	106	—	209
Interest expense	6	(2)	—	2	6
Operating costs and other expenses, net of deferrals	614	2	38	31	685
Amortization of deferred acquisition costs	160	—	4	10	174
Total Operating Benefits and Expenses	874	47	364	43	1,328

Pretax Adjusted Operating Earnings	$527	$21	$68	$(45)	$571

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Nine Months Ended September 30, 2022	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$3,144	$—	$358	$43	$3,545
Premiums	6	—	108	—	114
Net investment income	299	216	522	65	1,102
Income (loss) on operating derivatives	20	(13)	35	20	62
Other income	33	—	25	2	60
Total Operating Revenues	3,502	203	1,048	130	4,883

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	54	—	636	—	690
Interest credited on other contract holder funds, net of deferrals and amortization	191	137	300	—	628
Interest expense	19	—	—	54	73
Operating costs and other expenses, net of deferrals	1,648	4	74	74	1,800
Amortization of deferred acquisition costs	602	—	7	18	627
Total Operating Benefits and Expenses	2,514	141	1,017	146	3,818

Pretax Adjusted Operating Earnings	$988	$62	$31	$(16)	$1,065

Nine Months Ended September 30, 2021	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$3,433	$—	$371	$49	$3,853
Premiums	15	—	110	—	125
Net investment income	541	189	723	9	1,462
Income (loss) on operating derivatives	42	(1)	56	20	117
Other income	35	—	29	6	70
Total Operating Revenues	4,066	188	1,289	84	5,627

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	90	—	629	—	719
Interest credited on other contract holder funds, net of deferrals and amortization	168	147	315	—	630
Interest expense	17	—	—	2	19
Operating costs and other expenses, net of deferrals	1,780	4	131	111	2,026
Amortization of deferred acquisition costs	232	—	11	25	268
Total Operating Benefits and Expenses	2,287	151	1,086	138	3,662

Pretax Adjusted Operating Earnings	$1,779	$37	$203	$(54)	$1,965

Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income, net of deferred acquisition costs amortization, between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson to its affiliate PPM, which were $18 million and $17 million for the three months ended September 30, 2022 and 2021, respectively, and $52 million and $52 million for the nine months ended September 30, 2022 and 2021, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
The following table summarizes the reconciling items from the non-GAAP measure of operating revenues to the GAAP measure of total revenues attributable to the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total operating revenues	$1,534	$1,899	$4,883	$5,627
Fees attributed to variable annuity benefit reserves	771	728	2,300	2,101
Net gains (losses) on derivatives and investments	1,416	(1,418)	6,829	(1,311)
Net investment income (loss) related to noncontrolling interests	(11)	62	51	186
Consolidated investments	(1)	4	(68)	35
Net investment income on funds withheld assets	313	300	937	884
Total revenues (1)	$4,022	$1,575	$14,932	$7,522
(1) Substantially all the Company's revenues originated in the United States. There were no individual customers that exceeded 10% of total revenues.

The following table summarizes the reconciling items from the non-GAAP measure of operating benefits and expenses to the GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total operating benefits and expenses	$1,130	$1,328	$3,818	$3,662
Benefits attributed to variable annuity benefit reserves	65	25	158	91
Amortization of DAC and DSI related to non-operating revenues and expenses	458	(169)	1,648	284
Statement of Position 03-1 reserve movements	341	127	1,242	123
Other items	1	12	2	63
Total benefits and expenses	$1,995	$1,323	$6,868	$4,223

The following table summarizes the reconciling items, net of deferred acquisition costs and deferred sales inducements, from the non-GAAP measure of pretax adjusted operating earnings to the GAAP measure of net income attributable to the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pretax adjusted operating earnings	$404	$571	$1,065	$1,965
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	771	728	2,300	2,101
Net movement in freestanding derivatives	(253)	(493)	1,118	(3,966)
Net reserve and embedded derivative movements	714	(997)	1,781	2,222
DAC and DSI impact	(458)	169	(1,648)	(284)
Assumption changes	—	—	—	—
Total guaranteed benefits and hedging results	774	(593)	3,551	73
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	549	(79)	2,529	219
Net investment income on funds withheld assets	313	300	937	884
Other items	(2)	(9)	(69)	(28)
Pretax income (loss) attributable to Jackson Financial Inc.	2,038	190	8,013	3,113
Income tax expense (benefit)	559	(16)	1,606	515
Net income (loss) attributable to Jackson Financial Inc.	$1,479	$206	$6,407	$2,598

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

Debt Securities

The following table sets forth the composition of the fair value of debt securities at September 30, 2022 and December 31, 2021, classified by rating categories as assigned by nationally recognized statistical rating organizations (“NRSRO”), the National Association of Insurance Commissioners (“NAIC”), or if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by an NRSRO when NRSRO ratings are not equivalent and, for purposes of the table, if not otherwise rated by a NRSRO, the NAIC rating of a security is converted to an equivalent NRSRO-style rating. At September 30, 2022 and December 31, 2021, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $72 million and $13 million, respectively.

	Percent of Total Debt Securities Carrying Value
	September 30, 2022	December 31, 2021
Investment Rating
AAA	15.3%	14.5%
AA	8.8%	9.6%
A	29.9%	28.5%
BBB	38.2%	40.9%
Investment grade	92.2%	93.5%
BB	4.0%	3.6%
B and below	3.8%	2.9%
Below investment grade	7.8%	6.5%
Total debt securities	100.0%	100.0%

At September 30, 2022, based on ratings by NRSROs, of the total carrying value of debt securities in an unrealized loss position, 73% were investment grade, 7% were below investment grade and 20% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 20% of the aggregate gross unrealized losses on available-for-sale debt securities.

At December 31, 2021, based on ratings by NRSROs, of the total carrying value of debt securities in an unrealized loss position, 76% were investment grade, 2% were below investment grade and 22% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 16% of the aggregate gross unrealized losses on available for sale debt securities.

Corporate securities in an unrealized loss position were diversified across industries. As of September 30, 2022, the industries accounting for the largest percentage of unrealized losses included utilities (16% of corporate gross unrealized losses) and healthcare (10%). The largest unrealized loss related to a single corporate obligor was $61 million at September 30, 2022.

As of December 31, 2021, the industries accounting for the largest percentage of unrealized losses included financial services (16% of corporate gross unrealized losses) and consumer goods (15%). The largest unrealized loss related to a single corporate obligor was $16 million at December 31, 2021.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
At September 30, 2022 and December 31, 2021, the amortized cost, allowance for credit loss ("ACL"), gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
September 30, 2022	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$5,064	$—	$—	$1,008	$4,056
Other government securities	1,712	3	2	262	1,449
Public utilities	5,901	—	19	811	5,109
Corporate securities	29,748	23	30	4,360	25,395
Residential mortgage-backed	492	5	20	52	455
Commercial mortgage-backed	1,818	—	—	173	1,645
Other asset-backed securities	6,359	—	9	570	5,798
Total debt securities	$51,094	$31	$80	$7,236	$43,907

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2021	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,525	$—	$97	$301	$4,321
Other government securities	1,489	—	147	17	1,619
Public utilities	6,069	—	671	25	6,715
Corporate securities	29,701	—	1,682	237	31,146
Residential mortgage-backed	528	2	46	3	569
Commercial mortgage-backed	1,968	—	76	6	2,038
Other asset-backed securities	6,926	7	71	23	6,967
Total debt securities	$51,206	$9	$2,790	$612	$53,375

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at September 30, 2022, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$1,333	$—	$1	$6	$1,328
Due after 1 year through 5 years	9,655	3	8	497	9,163
Due after 5 years through 10 years	14,158	20	9	1,896	12,251
Due after 10 years through 20 years	9,260	3	32	1,842	7,447
Due after 20 years	8,019	—	1	2,200	5,820
Residential mortgage-backed	492	5	20	52	455
Commercial mortgage-backed	1,818	—	—	173	1,645
Other asset-backed securities	6,359	—	9	570	5,798
Total	$51,094	$31	$80	$7,236	$43,907
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As required by law in various states in which business is conducted, securities with a carrying value of $90 million and $117 million at September 30, 2022 and December 31, 2021, respectively, were on deposit with regulatory authorities.

Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans, as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
September 30, 2022	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$209	$3	$2	$25	$183
Alt-A	83	2	9	7	83
Subprime	29	—	9	—	38
Total non-agency RMBS	$321	$5	$20	$32	$304

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2021	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$228	$1	$10	$2	$235
Alt-A	94	1	21	—	114
Subprime	39	—	13	—	52
Total non-agency RMBS	$361	$2	$44	$2	$401

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	September 30, 2022			December 31, 2021
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$276	$2,260	41	$2	$107	16
Other government securities	256	1,371	154	17	252	23
Public utilities	659	4,476	530	17	721	93
Corporate securities	3,217	19,878	2,649	180	6,343	728
Residential mortgage-backed	40	293	217	3	174	109
Commercial mortgage-backed	146	1,537	192	5	314	37
Other asset-backed securities	519	4,912	610	22	3,224	338
Total temporarily impaired securities	$5,113	$34,727	4,393	$246	$11,135	1,344

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$732	$1,634	8	$299	$3,190	7
Other government securities	6	47	10	—	4	2
Public utilities	152	336	55	7	99	8
Corporate securities	1,143	2,704	396	58	661	69
Residential mortgage-backed	12	71	75	—	11	12
Commercial mortgage-backed	27	95	16	1	30	3
Other asset-backed securities	51	309	41	1	11	3
Total temporarily impaired securities	$2,123	$5,196	601	$366	$4,006	104

	Total			Total
	Gross			Gross
	Unrealized	Fair	# of	Unrealized	Fair	# of
	Losses	Value	securities (1)	Losses	Value	securities (1)
U.S. government securities	$1,008	$3,894	43	$301	$3,297	23
Other government securities	262	1,418	164	17	256	25
Public utilities	811	4,812	575	24	820	101
Corporate securities	4,360	22,582	2,936	238	7,004	797
Residential mortgage-backed	52	364	292	3	185	121
Commercial mortgage-backed	173	1,632	207	6	344	40
Other asset-backed securities	570	5,221	651	23	3,235	341
Total temporarily impaired securities	$7,236	$39,923	4,868	$612	$15,141	1,448
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of September 30, 2022 did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As of September 30, 2022, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. The Company performed a detailed analysis of the financial performance of the underlying issues in an unrealized loss position and determined that recovery of the entire amortized cost of each impaired security is expected. In addition, mortgage-backed and asset-backed securities were assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities, and prepayment rates. The Company estimated losses for a security by forecasting performance in the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. The forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, and other independent market data. Based upon this assessment of the expected credit losses of the security given the performance of the underlying collateral compared to subordination or other credit enhancement, the Company expects to recover the entire amortized cost of each impaired security.

Evaluation of Available-for-Sale Debt Securities for Credit Loss

For debt securities in an unrealized loss position, management first assesses whether the Company has the intent to sell, or whether it is more likely than not it will be required to sell the security before the amortized cost basis is fully recovered. If either criterion is met, the amortized cost is written down to fair value through net gains (losses) on derivatives and investments as an impairment.

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest of nil was written off during the three and nine months ended September 30, 2022 and 2021.

The roll forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

Three Months Ended September 30, 2022	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at July 1, 2022	$—	$6	$1	$30	$6	$—	$—	$43
Additions for which credit loss was not previously recorded	—	—	—	12	1	—	—	13
Changes for securities with previously recorded credit loss	—	—	(1)	(8)	(2)	—	—	(11)
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	(3)	—	—	—	—	—	(3)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	(11)	—	—	—	(11)
Balance at September 30, 2022 (2)	$—	$3	$—	$23	$5	$—	$—	$31

Three Months Ended September 30, 2021	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at July 1, 2021	$—	$—	$—	$—	$1	$—	$6	$7
Additions for which credit loss was not previously recorded	—	—	—	—	1	—	—	1
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	17	17
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	(16)	(16)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at September 30, 2021 (2)	$—	$—	$—	$—	$2	$—	$7	$9

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

Nine Months Ended September 30, 2022	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2022	$—	$—	$—	$—	$2	$—	$7	$9
Additions for which credit loss was not previously recorded	—	6	1	42	3	—	—	52
Changes for securities with previously recorded credit loss	—	—	(1)	(3)	1	—	(7)	(10)
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	(3)	—	—	(1)	—	—	(4)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	(16)	—	—	—	(16)
Balance at September 30, 2022 (2)	$—	$3	$—	$23	$5	$—	$—	$31

Nine Months Ended September 30, 2021	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2021	$—	$—	$—	$—	$—	$—	$14	$14
Additions for which credit loss was not previously recorded	—	—	—	—	2	—	—	2
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	9	9
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	(16)	(16)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at September 30, 2021 (2)	$—	$—	$—	$—	$2	$—	$7	$9

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $414 million and $397 million as of September 30, 2022 and 2021, respectively, and was excluded from the determination of credit losses for the three and nine months ended September 30, 2022 and 2021.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Debt securities (1)	$306	$272	$792	$872
Equity securities	(25)	—	(18)	6
Mortgage loans	70	79	211	242
Policy loans	18	20	52	55
Limited partnerships	(7)	193	151	586
Other investment income	14	2	25	10
Total investment income excluding funds withheld assets	376	566	1,213	1,771

Net investment income on funds withheld assets (see Note 8)	313	300	937	884

Investment expenses:
Derivative trading commission	(3)	(1)	(5)	(2)
Depreciation on real estate	(2)	(4)	(8)	(8)
Expenses related to consolidated entities (2)	(26)	(8)	(62)	(24)
Other investment income (expense) (3)	(18)	(16)	(53)	(53)
Total investment expenses	(49)	(29)	(128)	(87)
Net investment income	$640	$837	$2,022	$2,568
(1) Includes unrealized gains and losses on trading securities and includes $(8) million and $(103) million for the three and nine months ended September 30, 2022, respectively, and $(1) million and $37 million for the three and nine months ended September 30, 2021, respectively, related to the change in fair value for securities carried under the fair value option.
(2) Includes interest expense and change in fair value related to notes issued by consolidated VIE's, management fees, administrative fees, legal fees, and other expenses related to the consolidation of certain investments.
(3) Includes interest expense, investment software expense, custodial fees, and other bank fees; institutional product issuance related expenses; and other expenses.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $(17) million and $6 million, for the three months ended September 30, 2022 and 2021, respectively, and $(48) million and $21 million, for the nine months ended September 30, 2022 and 2021, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Available-for-sale securities
Realized gains on sale	$3	$28	$32	$149
Realized losses on sale	(57)	(1)	(298)	(59)
Credit loss income (expense)	(6)	(17)	(5)	(10)
Credit loss income (expense) on mortgage loans	(5)	14	(2)	62
Other (1)	59	13	142	62
Net gains (losses) excluding derivatives and funds withheld assets	(6)	37	(131)	204
Net gains (losses) on derivative instruments (see Note 5)	870	(1,301)	4,362	(1,413)
Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	555	(115)	2,660	15
Total net gains (losses) on derivatives and investments	$1,419	$(1,379)	$6,891	$(1,194)

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

The aggregate fair value of securities sold at a loss for the three and nine months ended September 30, 2022 was $1,068 million and $3,966 million, which was approximately 94% and 93% of book value, respectively. The aggregate fair value of securities sold at a loss for the three and nine months ended September 30, 2021 was $161 million and $1,345 million, which was approximately 98% and 95% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $1.4 billion and $6.3 billion during the three and nine months ended September 30, 2022, respectively, and $1.0 billion and $1.9 billion during the three and nine months ended September 30, 2021, respectively.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Consolidated Variable Interest Entities ("VIEs")

The Company funds affiliated limited liability companies to facilitate the issuance of collateralized loan obligations. The Company concluded that these limited liability companies are VIEs and that the Company is the primary beneficiary as it has the power to direct the most significant activities affecting the performance of the entity as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. In April 2022, the Company reinvested in collateralized loan obligation issuances resulting in an increase of consolidated assets and liabilities. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments.

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

Asset and liability information for the consolidated VIEs included on the Condensed Consolidated Balance Sheets are as follows (in millions):

	September 30, 2022	December 31, 2021
Assets
Debt securities, at fair value under fair value option	$1,965	$1,546
Debt securities, trading	102	117
Equity securities	111	129
Other invested assets	1,496	1,309
Cash and cash equivalents	53	120
Other assets	18	45
Total assets	$3,745	$3,266

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$1,745	$1,404
Other liabilities	407	307
Total other liabilities	2,152	1,711
Securities lending payable	5	4
Total liabilities	$2,157	$1,715

Equity
Noncontrolling interests	$729	$680

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Unconsolidated VIEs

The Company invests in certain limited partnerships ("LPs") and limited liability companies ("LLCs") that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs as it does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. In addition, the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities. Therefore, the Company does not consolidate these VIEs and the carrying amounts of the Company’s investments in these LPs and LLCs are recognized in other invested assets on the Condensed Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 14. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to the LPs/LLCs, which was $4,321 million and $3,860 million as of September 30, 2022 and December 31, 2021, respectively. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

The Company invests in certain mutual funds that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs. Mutual funds for which the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities are recognized in equity securities on the Condensed Consolidated Balance Sheets and were $26 million and $33 million as of September 30, 2022 and December 31, 2021, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Commercial and Residential Mortgage Loans

Commercial mortgage loans of $10.5 billion and $10.5 billion at September 30, 2022 and December 31, 2021, respectively, are reported net of an allowance for credit losses of $76 million and $85 million at each date, respectively. At September 30, 2022, commercial mortgage loans were collateralized by properties located in 38 states, the District of Columbia, and Europe. Accrued interest receivable on commercial mortgage loans was $37 million and $32 million at September 30, 2022 and December 31, 2021, respectively.

Residential mortgage loans of $1,280 million and $939 million at September 30, 2022 and December 31, 2021, respectively, are reported net of an allowance for credit losses of $3 million and $9 million at each date, respectively. Loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe. Accrued interest receivable on residential mortgage loans was $9 million and $13 million at September 30, 2022 and December 31, 2021, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Mortgage Loan Concessions

In response to the adverse economic impact of the COVID-19 pandemic, the Company granted concessions to certain of its commercial mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act of 2021, and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) not to account for or report qualifying concessions as troubled debt restructurings and does not classify such loans as past due during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. For some commercial mortgage loan borrowers (principally in the hotel and retail sectors), the Company granted concessions which were primarily interest and/or principal payment deferrals generally ranging from 6 to 14 months and, to a much lesser extent, maturity date extensions. Repayment periods are generally within one year but may extend until maturity date. Deferred commercial mortgage loan interest and principal payments were $11 million at September 30, 2022. The concessions granted had no impact on the Company’s results of operations or financial position as the Company has not granted concessions that would have been disclosed and accounted for as troubled debt restructurings.

Evaluation for Credit Losses on Mortgage Loans

The Company reviews mortgage loans that are not carried at fair value under the fair value option on a quarterly basis to estimate the ACL with changes in the ACL recorded in net gains (losses) on derivatives and investments. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. The Company utilizes a third-party forecasting model to estimate lifetime expected credit losses at a loan level for mortgage loans. The model forecasts net operating income and property values for the economic scenario selected. The debt service coverage ratios (“DSCR”) and loan to values (“LTV”) are calculated over the forecastable period by comparing the projected net operating income and property valuations to the loan payment and principal amounts of each loan. The model utilizes historical mortgage loan performance based on DSCRs and LTV to derive probability of default and expected losses based on the economic scenario that is similar to the Company’s expectations of economic factors such as unemployment, gross domestic product growth, and interest rates. The Company determined the forecastable period to be reasonable and supportable for a period of two years beyond the end of the reporting period. Over the following one-year period, the model reverts to the historical performance of the portfolio for the remainder of the contractual term of the loans. In cases where the Company does not have an appropriate length of historical performance, the relevant historical rate from an index or the lifetime expected credit loss calculated from the model may be used.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table provides a summary of the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended September 30, 2022	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at July 1, 2022	$21	$18	$16	$13	$9	$3	$80
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	(5)	(1)	(3)	8	—	—	(1)
Balance at September 30, 2022 (1)	$16	$17	$13	$21	$9	$3	$79

Three Months Ended September 30, 2021	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at July 1, 2021	$26	$33	$20	$23	$12	$21	$135
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	(5)	(18)	3	(7)	(1)	(11)	(39)
Balance at September 30, 2021 (1)	$21	$15	$23	$16	$11	$10	$96

Nine Months Ended September 30, 2022	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2022	$19	$9	$28	$17	$12	$9	$94
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	(3)	8	(15)	4	(3)	(6)	(15)
Balance at September 30, 2022 (1)	$16	$17	$13	$21	$9	$3	$79

Nine Months Ended September 30, 2021	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2021	$58	$34	$25	$24	$24	$14	$179
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	(37)	(19)	(2)	(8)	(13)	(4)	(83)
Balance at September 30, 2021 (1)	$21	$15	$23	$16	$11	$10	$96

(1) Accrued interest receivable totaled $46 million and $48 million as of September 30, 2022 and 2021, respectively, and was excluded from the determination of credit losses.
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

At September 30, 2022, there was $17 million of recorded investment, $18 million of unpaid principal balance, no related loan allowance, $15 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following tables provide information about the credit quality with vintage year and category of mortgage loans (in millions):

	September 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$518	$1,288	$1,305	$1,528	$1,458	$3,637	$4	$9,738	93%
70% - 80%	80	342	44	14	52	143	—	675	6%
80% - 100%	—	—	—	25	4	—	—	29	—%
Greater than 100%	—	—	—	—	—	9	—	9	—%
Total commercial mortgage loans	598	1,630	1,349	1,567	1,514	3,789	4	10,451	100%

Debt service coverage ratios:
Greater than 1.20x	548	1,071	957	1,439	1,345	3,456	4	8,820	84%
1.00x - 1.20x	50	427	250	84	35	185	—	1,031	10%
Less than 1.00x	—	132	142	44	134	148	—	600	6%
Total commercial mortgage loans	598	1,630	1,349	1,567	1,514	3,789	4	10,451	100%

Residential mortgage loans
Performing	473	256	227	19	14	218	—	1,207	94%
Nonperforming (2)	2	3	11	5	6	46	—	73	6%
Total residential mortgage loans	475	259	238	24	20	264	—	1,280	100%

Total mortgage loans	$1,073	$1,889	$1,587	$1,591	$1,534	$4,053	$4	$11,731	100%

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$1,270	$1,346	$1,592	$1,599	$1,305	$2,703	$4	$9,819	93%
70% - 80%	345	35	—	52	85	153	—	670	6%
80% - 100%	—	—	39	5	—	—	—	44	—%
Greater than 100%	—	—	—	—	—	10	—	10	—%
Total commercial mortgage loans	1,615	1,381	1,631	1,656	1,390	2,866	4	10,543	100%

Debt service coverage ratios:
Greater than 1.20x	796	974	1,532	1,293	1,257	2,609	4	8,465	80%
1.00x - 1.20x	651	329	81	90	11	68	—	1,230	12%
Less than 1.00x	168	78	18	273	122	189	—	848	8%
Total commercial mortgage loans	1,615	1,381	1,631	1,656	1,390	2,866	4	10,543	100%

Residential mortgage loans
Performing	268	22	18	16	7	396	—	727	77%
Nonperforming (2)	4	44	22	19	23	100	—	212	23%
Total residential mortgage loans	272	66	40	35	30	496	—	939	100%

Total mortgage loans	$1,887	$1,447	$1,671	$1,691	$1,420	$3,362	$4	$11,482	100%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

	September 30, 2022
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,775	$—	$—	$—	$3,775
Hotel	1,025	—	—	—	1,025
Office	1,885	—	—	—	1,885
Retail	2,093	—	—	—	2,093
Warehouse	1,673	—	—	—	1,673
Total commercial	10,451	—	—	—	10,451
Residential (2)	1,207	—	56	17	1,280
Total	$11,658	$—	$56	$17	$11,731

	December 31, 2021
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,755	$—	$—	$—	$3,755
Hotel	1,054	—	—	—	1,054
Office	1,889	—	—	—	1,889
Retail	2,104	—	—	—	2,104
Warehouse	1,741	—	—	—	1,741
Total commercial	10,543	—	—	—	10,543
Residential (2)	727	—	206	6	939
Total	$11,270	$—	$206	$6	$11,482
(1)     At September 30, 2022 and December 31, 2021, includes mezzanine loans of $379 million and $278 million in the Apartment category, $41 million and $75 million in the Hotel category, $237 million and $252 million in the Office category, $27 million and $27 million in the Retail category, and $56 million and $26 million in the Warehouse category, respectively.
(2)    At September 30, 2022 and December 31, 2021, includes $48 million and $202 million of loans purchased when the loans were greater than 90 days delinquent and $14 million and $5 million of loans in process of foreclosure, and are supported with insurance or other guarantees provided by various governmental programs, respectively.

As of September 30, 2022 and December 31, 2021, there were no commercial mortgage loans involved in troubled debt restructuring, and stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $4 million and nil, respectively.

Other Invested Assets

Other invested assets primarily include investments in Federal Home Loan Bank capital stock, limited partnerships (“LPs”), and real estate. Federal Home Loan Bank capital stock is carried at cost and adjusted for any impairment. At September 30, 2022 and December 31, 2021, FHLB capital stock had carrying value of $146 million and $125 million, respectively. Real estate is carried at the lower of depreciated cost or fair value. At September 30, 2022 and December 31, 2021, real estate totaling $238 million and $243 million, respectively, included foreclosed properties with a book value of nil and $1 million at September 30, 2022 and December 31, 2021, respectively. Carrying values for limited partnership investments are generally determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At September 30, 2022 and December 31, 2021, investments in LPs had carrying values of $3,238 million and $2,831 million, respectively.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of September 30, 2022 and December 31, 2021, the estimated fair value of loaned securities was $25 million and $17 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At September 30, 2022 and December 31, 2021, cash collateral received in the amount of $27 million and $17 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Condensed Consolidated Balance Sheets. Short-term borrowings under such agreements averaged $186 million for nine months ended September 30, 2022 and $1,548 million for the year ended December 31, 2021, with weighted average interest rates of 0.24% and 0.07%, respectively. At September 30, 2022 and December 31, 2021, the outstanding repurchase agreement balance was nil and $1,572 million, respectively, collateralized with U.S. Treasury notes and corporate securities and maturing within 30 days, and was included within repurchase agreements and securities lending payable in the Condensed Consolidated Balance Sheets. In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled nil both for the three and nine months ended September 30, 2022, respectively, and nil and $1 million for the three and nine months ended September 30, 2021. The highest level of short-term borrowings at any month end was $584 million and $2,349 million for the nine months ended September 30, 2022 and 2021, respectively.

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

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	September 30, 2022
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,825	$92	$166	$(74)
Equity index call options	15,500	27	—	27
Equity index futures (2)	28,891	—	—	—
Equity index put options	33,000	1,564	—	1,564
Interest rate swaps	7,728	4	238	(234)
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	22,000	—	1,781	(1,781)
Interest rate futures (2)	55,071	—	—	—
Total return swaps	739	80	—	80
Total freestanding derivatives	166,254	1,767	2,185	(418)
Embedded derivatives
Variable annuity embedded derivatives (3)	N/A	484	—	484
Fixed index annuity embedded derivatives (4)	N/A	—	967	(967)
Registered index linked annuity embedded derivatives (4)	N/A	—	10	(10)
Total embedded derivatives	N/A	484	977	(493)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	32	—	32
Cross-currency forwards	1,460	151	40	111
Funds withheld embedded derivative (5)	N/A	3,332	—	3,332
Total derivatives related to funds withheld under reinsurance treaties	1,618	3,515	40	3,475
Total	$167,872	$5,766	$3,202	$2,564

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
(5) Included within funds withheld payable under reinsurance treaties on the Condensed Consolidated Balance Sheets.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments

	December 31, 2021
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,767	$55	$35	$20
Equity index call options	21,000	606	—	606
Equity index futures (2)	18,258	—	—	—
Equity index put options	27,500	150	—	150
Interest rate swaps	7,728	430	—	430
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	19,000	133	—	133
Interest rate futures (2)	912	—	—	—
Total return swaps	—	—	—	—
Total freestanding derivatives	97,665	1,374	35	1,339
Embedded derivatives
Variable annuity embedded derivatives (3)	N/A	—	2,626	(2,626)
Fixed index annuity embedded derivatives (4)	N/A	—	1,439	(1,439)
Registered index linked annuity embedded derivatives (4)	N/A	—	6	(6)
Total embedded derivatives	N/A	—	4,071	(4,071)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	10	1	9
Cross-currency forwards	1,119	33	5	28
Funds withheld embedded derivative (5)	N/A	—	120	(120)
Total derivatives related to funds withheld under reinsurance treaties	1,277	43	126	(83)
Total	$98,942	$1,417	$4,232	$(2,815)

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$(19)	$(9)	$(101)	$(53)
Equity index call options	(275)	16	(1,506)	814
Equity index futures	1,038	(196)	5,279	(2,866)
Equity index put options	168	(71)	675	(682)
Interest rate swaps	(202)	—	(613)	(148)
Interest rate swaps - cleared	(67)	(10)	(204)	(60)
Put-swaptions	(751)	(62)	(1,905)	42
Interest rate futures	(179)	(123)	(491)	(896)
Total return swaps	39	—	47	—
Fixed index annuity embedded derivatives	—	(1)	5	(3)
Registered index linked annuity embedded derivative	58	—	121	—
Variable annuity embedded derivatives	1,060	(845)	3,055	2,439
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	870	(1,301)	4,362	(1,413)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	9	6	24	11
Cross-currency forwards	67	28	136	42
Funds withheld embedded derivative	824	101	3,452	555
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	900	135	3,612	608
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$1,770	$(1,166)	$7,974	$(805)

All the Company’s trade agreements for freestanding, over-the-counter derivatives, contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit. At September 30, 2022 and December 31, 2021, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $1,453 million and $1,376 million, respectively, and held collateral was $1,343 million and $1,576 million, respectively, related to these agreements. At September 30, 2022 and December 31, 2021, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $1,728 million and nil, respectively, and provided collateral was $1,707 million and nil, respectively, related to these agreements. If all the downgrade provisions had been triggered at September 30, 2022 and December 31, 2021, in aggregate, the Company would have had to disburse $21 million and $200 million, respectively, and would have been allowed to claim $110 million and nil, respectively.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	September 30, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative
assets	$1,950	$—	$1,950	$496	$1,031	$310	$113
Financial Liabilities:
Freestanding derivative
liabilities	$2,225	$—	$2,225	$496	$313	$1,365	$51
Securities loaned	27	—	27	—	27	—	—
Repurchase agreements	—	—	—	—	—	—	—
Total financial liabilities	$2,252	$—	$2,252	$496	$340	$1,365	$51

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
In the above tables, the amounts of assets or liabilities presented in the Company’s Condensed Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative liabilities of $493 million and $4,071 million as of September 30, 2022 and December 31, 2021, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative asset (liability) of $3,332 million and $(120) million at September 30, 2022 and December 31, 2021.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
6. Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$43,907	$43,907	$53,375	$53,375
Equity securities	234	234	279	279
Mortgage loans (1)	11,731	11,093	11,482	11,910
Limited partnerships	3,238	3,238	2,831	2,831
Policy loans (1)	4,446	4,446	4,475	4,475
Freestanding derivative instruments	1,950	1,950	1,417	1,417
Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock	146	146	125	125
Cash and cash equivalents	5,331	5,331	2,623	2,623
Guaranteed minimum income benefits ("GMIB") reinsurance recoverable	207	207	262	262
Separate account assets	185,042	185,042	248,949	248,949

Liabilities
Annuity reserves (2)	37,390	32,592	40,389	50,116
Reserves for guaranteed investment contracts (3)	1,162	1,124	894	923
Trust instruments supported by funding agreements (3)	4,944	4,765	5,986	6,175
FHLB funding agreements (3)	2,252	2,385	1,950	1,938
Funds withheld payable under reinsurance treaties (1)	23,900	23,900	29,007	29,007
Long-term debt	2,634	2,339	2,649	2,745
Securities lending payable	27	27	17	17
Freestanding derivative instruments	2,225	2,225	41	41
Notes issued by consolidated VIEs	1,745	1,745	1,404	1,404
Repurchase agreements	—	—	1,572	1,572
Separate account liabilities	185,042	185,042	248,949	248,949
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

The Company performs an analysis on the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include initial and ongoing review of third-party pricing service methodologies, review of pricing statistics and trends, back testing recent trades and monitoring of trading volumes. In addition, the Company considers whether prices received from independent broker-dealers represent a reasonable estimate of fair value using internal and external cash flow models, which are developed based on spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party may be adjusted accordingly.

For those securities that were internally valued at September 30, 2022 and December 31, 2021, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, is generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally, are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at September 30, 2022 and December 31, 2021. As a result of using the net asset value per share practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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

At each valuation date, the fair value calculation reflects expected returns based on the greater of LIBOR swap rates and constant maturity treasury rates as of that date to determine the value of expected future cash flows produced in a stochastic process. Volatility assumptions are based on a weighting of available market data for implied market volatility for durations up to 10 years, grading to a historical volatility level by year 15, where such long-term historical volatility levels contain an explicit risk margin. Additionally, non-performance risk is incorporated into the calculation by using discount rates based on a blend of yields on similarly-rated peer debt and yields on JFI debt (adjusted to operating company levels). Risk margins are also incorporated into the model assumptions, particularly for policyholder behavior. Estimates of future policyholder behavior are subjective and are based primarily on the Company’s experience.

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

Notes Issued by Consolidated VIEs

These notes, at fair value under the fair value option, are based on the fair values of corresponding fixed maturity collateral. The CLO liabilities are also reduced by the fair value of the beneficial interest the Company retains in the CLO and the carrying value of any beneficial interests that represent compensation for services. As the notes are valued based on the reference collateral, they are classified as Level 2.

Fair Value Option

The Company elected the fair value option for debt securities related to certain consolidated investments totaling $1,965 million and $1,546 million at September 30, 2022 and December 31, 2021, respectively. These debt securities are reflected on the Company’s Condensed Consolidated Balance Sheets as debt securities, at fair value under the fair value option.

The Company has elected the fair value option for certain funds withheld assets, which are held as collateral for reinsurance, totaling $4,152 million and $3,632 million at September 30, 2022 and December 31, 2021, respectively, as discussed above, and includes mortgage loans as discussed below.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

September 30,
2022
Fair value	$508
Aggregate contractual principal	520

As of September 30, 2022, no loans for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The Company elected the fair value option for notes issued by consolidated VIEs totaling $1,745 million and $1,404 million at September 30, 2022 and December 31, 2021, respectively.

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Condensed Consolidated Financial Statements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$4,056	$3,512	$544	$—
Other government securities	1,449	—	1,449	—
Public utilities	5,109	—	5,109	—
Corporate securities	25,395	—	25,318	77
Residential mortgage-backed	455	—	455	—
Commercial mortgage-backed	1,645	—	1,645	—
Other asset-backed securities	5,798	—	5,798	—
Equity securities	234	16	111	107
Mortgage loans	508	—	—	508
Limited partnerships (1)	1	—	—	1
Policy loans	3,487	—	—	3,487
Freestanding derivative instruments	1,950	—	1,950	—
Cash and cash equivalents	5,331	5,331	—	—
GMIB reinsurance recoverable	207	—	—	207
Separate account assets	185,042	—	185,042	—
Total	$240,667	$8,859	$227,421	$4,387

Liabilities
Embedded derivative liabilities (2)	$493	$—	$977	$(484)
Funds withheld payable under reinsurance treaties (3)	314	—	—	314
Freestanding derivative instruments	2,225	—	2,225	—
Notes issued by consolidated VIEs	1,745	—	1,745	—
Total	$4,777	$—	$4,947	$(170)

(1) Excludes $3,237 million of limited partnership investments measured at NAV.

(2) Includes the embedded derivative of $(484) million related to GMWB reserves included in reserves for future policy benefits and claims payable, liability of $10 million related to RILA and $967 million liability of fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $3,332 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$4,321	$4,321	$—	$—
Other government securities	1,619	—	1,619	—
Public utilities	6,715	—	6,715	—
Corporate securities	31,146	—	31,137	9
Residential mortgage-backed	569	—	569	—
Commercial mortgage-backed	2,038	—	2,038	—
Other asset-backed securities	6,967	—	6,967	—
Equity securities	279	111	56	112
Limited partnerships (1)	18	—	17	1
Policy loans	3,467	—	—	3,467
Freestanding derivative instruments	1,417	—	1,417	—
Cash and cash equivalents	2,623	2,623	—	—
GMIB reinsurance recoverable	262	—	—	262
Separate account assets	248,949	—	248,949	—
Total	$310,390	$7,055	$299,484	$3,851

Liabilities
Embedded derivative liabilities (2)	$4,071	$—	$1,445	$2,626
Funds withheld payable under reinsurance treaties (3)	3,759	—	—	3,759
Freestanding derivative instruments	41	—	41	—
Notes issued by consolidated VIEs	1,404	—	1,404	—
Total	$9,275	$—	$2,890	$6,385

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	September 30, 2022
Assets	Total	Internal	External
Debt securities:
Corporate	$77	$—	$77
Equity securities	107	—	107
Mortgage loans	508	—	508
Limited partnerships	1	1	—
Policy loans	3,487	3,487	—
GMIB reinsurance recoverable	207	207	—
Total	$4,387	$3,695	$692

Liabilities
Embedded derivative liabilities (1)	$(484)	$(484)	$—
Funds withheld payable under reinsurance treaties (2)	314	314	—
Total	$(170)	$(170)	$—

(1) Includes the embedded derivative related to GMWB reserves.
(2) Includes the Athene embedded derivative asset of $3,332 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on significant internally-priced Level 3 assets and liabilities (in millions):

As of September 30, 2022
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
GMIB reinsurance recoverable	$207	Discounted cash flow	Mortality(1)	0.01% - 23.42%	Decrease
			Lapse(2)	3.30% - 9.00%	Decrease
			Utilization(3)	0.00% - 20.00%	Increase
			Withdrawal(4)	3.75% - 4.50%	Increase
			Nonperformance risk(5)	0.00% - 2.57%	Decrease
			Long-term Equity Volatility(6)	18.50% - 23.98%	Increase

Liabilities
Embedded derivative liabilities	$(484)	Discounted cash flow	Mortality(1)	0.04% - 21.45%	Decrease
			Lapse(2)	0.20% - 30.90%	Decrease
			Utilization(3)	5.00% - 100.00%	Increase
			Withdrawal(4)	58.00% - 97.00%	Increase
			Nonperformance risk(5)	0.00% - 2.57%	Decrease
			Long-term Equity Volatility(6)	18.50% - 23.98%	Increase

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

At September 30, 2022 and December 31, 2021, securities of $1 million and $2 million are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy, respectively. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

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

Embedded derivative liabilities classified in Level 3 represent the fair value of guaranteed minimum withdrawal benefits and guaranteed minimum accumulation benefits liabilities. These fair value calculations are based on the present value of future cash flows comprised of future expected benefit payments, less future attributed rider fees, over the lives of the contracts. Estimating these cash flows requires actuarially determined assumptions related to expectations concerning policyholder behavior and long-term market volatility. The more significant policyholder behavior actuarial assumptions include benefit utilization, fund allocation, lapse, and mortality.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The tables below provide roll forwards for the three and nine months ended September 30, 2022 and 2021 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		July 1,	Net	Comprehensive	and	(out of)	September 30,
Three Months Ended September 30, 2022		2022	Income	Income	Settlements	Level 3	2022
Assets
	Debt securities
	Corporate securities	$47	$(5)	$(1)	$10	$26	$77
	Equity securities	124	(6)	—	(11)	—	107
	Mortgage loans	357	(7)	—	158	—	508
	Limited partnerships	1	—	—	—	—	1
	GMIB reinsurance recoverable	232	(25)	—	—	—	207
	Policy loans	3,485	(27)	—	29	—	3,487

Liabilities
	Embedded derivative liabilities	$(601)	$1,085	$—	$—	$—	$484
	Funds withheld payable under reinsurance treaties	(1,141)	857	—	(30)	—	(314)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		July 1,	Net	Comprehensive	and	(out of)	September 30,
Three Months Ended September 30, 2021		2021	Income	Income	Settlements	Level 3	2021
Assets
	Debt securities
	Corporate securities	$31	$—	$—	$3	$(26)	$8
	Equity securities	103	6	—	1	—	110
	Limited partnerships	1	—	—	—	—	1
	GMIB reinsurance recoverable	267	11	—	—	—	278
	Policy loans	3,538	(136)	—	86	—	3,488

Liabilities
	Embedded derivative liabilities	$(2,236)	$(856)	$—	$—	$—	$(3,092)
	Funds withheld payable under reinsurance treaties	(4,082)	236	—	(86)	—	(3,932)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		January 1,	Net	Comprehensive	and	(out of)	September 30,
Nine Months Ended September 30, 2022		2022	Income	Income	Settlements	Level 3	2022
Assets
	Debt securities
	Corporate securities	$9	$—	$(1)	$13	$56	$77
	Equity securities	112	10	—	(15)	—	107
	Mortgage loans	—	(10)	—	518	—	508
	Limited partnerships	1	—	—	—	—	1
	GMIB reinsurance recoverable	262	(55)	—	—	—	207
	Policy loans	3,467	109	—	(89)	—	3,487

Liabilities
	Embedded derivative liabilities	$(2,626)	$3,110	$—	$—	$—	$484
	Funds withheld payable under reinsurance treaties	(3,759)	3,349	—	96	—	(314)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		January 1,	Net	Comprehensive	and	(out of)	September 30,
Nine Months Ended September 30, 2021		2021	Income	Income	Settlements	Level 3	2021
Assets
	Debt securities
	Corporate securities	$29	$2	$—	$8	$(31)	$8
	Equity securities	104	13	—	(7)	—	110
	Limited partnerships	1	—	—	—	—	1
	GMIB reinsurance recoverable	340	(62)	—	—	—	278
	Policy loans	3,455	(11)	—	44	—	3,488

Liabilities
	Embedded derivative liabilities	$(5,592)	$2,500	$—	$—	$—	$(3,092)
	Funds withheld payable under reinsurance treaties	(4,453)	565	2	(46)	—	(3,932)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the three and nine months ended September 30, 2022 and 2021 shown above are as follows (in millions):

Three Months Ended September 30, 2022	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$12	$(2)	$—	$—	$10
Equity securities	1	(12)	—	—	(11)
Mortgage loans	159	(1)	—	—	158
Policy loans	—	—	74	(45)	29
Total	$172	$(15)	$74	$(45)	$186

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(79)	$49	$(30)

Three Months Ended September 30, 2021	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$3	$—	$—	$—	$3
Equity securities	1	—	—	—	1
Policy loans	—	—	156	(70)	86
Total	$4	$—	$156	$(70)	$90

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(187)	$101	$(86)

Nine Months Ended September 30, 2022	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$15	$(2)	$—	$—	$13
Equity securities	1	(16)	—	—	(15)
Mortgage loans	519	(1)	—	—	518
Policy loans	—	—	105	(194)	(89)
Total	$535	$(19)	$105	$(194)	$427

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(111)	$207	$96

Nine Months Ended September 30, 2021	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$9	$(1)	$—	$—	$8
Equity securities	1	(8)	—	—	(7)
Policy loans	—	—	192	(148)	44
Total	$10	$(9)	$192	$(148)	$45

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(398)	$352	$(46)
For the three and nine months ended September 30, 2022 and 2021, there were no transfers from Level 3 to NAV. For the three and nine months ended September 30, 2022, transfers from Level 3 to Level 2 of the fair value hierarchy were $4 million and $9 million, respectively, and transfers from Level 2 to Level 3 were $30 million and $65 million, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
For the three and nine months ended September 30, 2021, transfers from Level 3 to Level 2 of the fair value hierarchy were $29 million and $52 million, respectively, and transfers from Level 2 to Level 3 were $3 million and $21 million, respectively.

The portion of gains (losses) included in net income (loss) or other comprehensive income (loss) ("OCI") attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Three Months Ended September 30,
	2022		2021
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$(5)	$(1)	$—	$—
Equity securities	(6)	—	6	—
Mortgage loans	(7)	—	—	—
GMIB reinsurance recoverable	(25)	—	11	—
Policy loans	(27)	—	(136)	—

Liabilities
Embedded derivative liabilities	$1,085	$—	$(856)	$—
Funds withheld payable under reinsurance treaties	857	—	110	—

	Nine Months Ended September 30,
	2022		2021
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$—	$(1)	$2	$—
Equity securities	10	—	13	—
Mortgage loans	(10)	—	—	—
GMIB reinsurance recoverable	(55)	—	(62)	—
Policy loans	109	—	(11)	—

Liabilities
Embedded derivative liabilities	$3,110	$—	$2,500	$—
Funds withheld payable under reinsurance treaties	3,349	—	565	—

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Fair Value of Financial Instruments Carried at Other Than Fair Value

Mortgage Loans

Fair values are generally determined by discounting expected future cash flows at current market interest rates, inclusive of a credit spread, for similar quality loans. For loans whose value is dependent on the underlying property, fair value is the estimated value of the collateral. Certain characteristics considered significant in determining the spread or collateral value may be based on internally developed estimates. As a result, these investments have been classified as Level 3 within the fair value hierarchy.

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

Funds Withheld Payable Under Reinsurance Treaties

The fair value of the funds withheld payable is equal to the fair value of the assets held as collateral, which primarily consists of bonds, mortgages, limited partnerships, and cash and cash equivalents. The fair value of the assets generally uses industry standard valuation techniques as described above and the funds withheld payable components are valued consistent with the assets in the fair value hierarchy.

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

	September 30, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$11,223	$10,585	$—	$—	$10,585
Policy loans	959	959	—	—	959
FHLBI capital stock	146	146	146	—	—

Liabilities
Annuity reserves (1)	$36,897	$32,099	$—	$—	$32,099
Reserves for guaranteed investment contracts (2)	1,162	1,124	—	—	1,124
Trust instruments supported by funding agreements (2)	4,944	4,765	—	—	4,765
FHLB funding agreements (2)	2,252	2,385	—	—	2,385
Funds withheld payable under reinsurance treaties	23,586	23,586	—	—	23,586
Debt	2,634	2,339	—	2,339	—
Securities lending payable	27	27	—	27	—
Repurchase agreements	—	—	—	—	—
Separate account liabilities (4)	185,042	185,042	—	185,042	—

	December 31, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$11,482	$11,910	$—	$—	$11,910
Policy loans	1,008	1,008	—	—	1,008
FHLBI capital stock	125	125	125	—	—

Liabilities
Annuity reserves (1)	$36,318	$46,045	$—	$—	$46,045
Reserves for guaranteed investment contracts (2)	894	923	—	—	923
Trust instruments supported by funding agreements (2)	5,986	6,175	—	—	6,175
FHLB funding agreements (2)	1,950	1,938	—	—	1,938
Funds withheld payable under reinsurance treaties (3)	24,533	24,533	537	19,127	4,869
Debt	2,649	2,745	—	2,745	—
Securities lending payable	17	17	—	17	—
Repurchase agreements	1,572	1,572	—	1,572	—
Separate account liabilities (4)	248,949	248,949	—	248,949	—

(1) Annuity reserves represent only the components of other contract holder funds that are considered to be financial instruments.
(2) Included as a component of other contract holder funds on the Condensed Consolidated Balance Sheets.
(3) Excludes $715 million of limited partnership investments measured at NAV at December 31, 2021, respectively.
(4) The values of separate account liabilities are set equal to the values of separate account assets.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Deferred Acquisition Costs

7. Deferred Acquisition Costs

The balances of, and changes, in deferred acquisition costs were as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
Balance, beginning of period	$14,249	$13,897
Deferrals of acquisition costs	497	592
Amortization	(2,276)	(551)
Unrealized investment (gains) losses	327	79
Balance, end of period	$12,797	$14,017
See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data of the Company’s 2021 Annual Report, for more information regarding deferred acquisition costs.

8. Reinsurance

The Company assumes and cedes reinsurance from and to other insurance companies to limit losses from large exposures. However, if the reinsurer is unable to meet its obligations, the originating issuer of the coverage retains the liability. The Company reinsures certain of its risks to other reinsurers under a coinsurance, modified coinsurance, or yearly renewable term basis. The Company regularly monitors the financial strength ratings of its reinsurers.

The Company has also acquired certain lines of business that are wholly ceded to non-affiliates. These include both direct and assumed accident and health business, direct and assumed life insurance business, and certain institutional annuities.

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020 to reinsure on 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.2 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $254 million at September 30, 2022.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the Condensed Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2022	2021
Assets
Debt securities, available-for-sale	$13,919	$19,094
Debt securities, at fair value under the fair value option	158	164
Equity securities	84	116
Mortgage loans	4,346	4,739
Mortgage loans, at fair value under the fair value option	508	—
Policy loans	3,500	3,483
Freestanding derivative instruments, net	143	37
Other invested assets	869	715
Cash and cash equivalents	509	438
Accrued investment income	169	162
Other assets and liabilities, net	(146)	(56)
Total assets (1)	$24,059	$28,892

Liabilities
Funds held under reinsurance treaties (2)	$23,900	$29,007
Total liabilities	$23,900	$29,007
(1)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $3,332 million and $(120) million at September 30, 2022 and December 31, 2021, respectively.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Debt securities (1)	$178	$184	$508	$581
Equity securities	(3)	1	(28)	4
Mortgage loans (2)	59	49	160	127
Policy loans	77	76	236	238
Limited partnerships	23	16	125	17
Other investment income	—	—	1	—
Total investment income on funds withheld assets	334	326	1,002	967
Other investment expenses on funds withheld assets (3)	(21)	(26)	(65)	(83)
Total net investment income on funds withheld reinsurance treaties	$313	$300	$937	$884

(1)    Includes $(3) million and $(11) million for the three and nine months ended September 30, 2022, respectively, and $(1) million and $(2) million for the three and nine months ended September 30, 2021, respectively, related to the change in fair value for securities carried under the fair value option.
(2)    Includes $(7) million and $(10) million for the three and nine months ended September 30, 2022, respectively, and nil both for the three and nine months ended September 30, 2021, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Available-for-sale securities
Realized gains on sale	$1	$81	$41	$339
Realized losses on sale	(8)	(1)	(39)	(14)
Credit loss expense	7	(1)	(33)	(2)
Credit loss expense on mortgage loans	6	25	17	21
Other	(43)	(20)	(102)	(32)
Net gains (losses) on non-derivative investments	(37)	84	(116)	312
Net gains (losses) on derivative instruments	76	34	160	53
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	516	(233)	2,616	(350)
Total net gains (losses) on derivatives and investments	$555	$(115)	$2,660	$15

(1) Includes the Athene embedded derivative gain (loss) of $824 million and $3,452 million for the three and nine months ended September 30, 2022, respectively, and $101 million and $555 million for the three and nine months ended September 30, 2021, respectively.

While the economic benefits of the funds withheld assets flow to the respective reinsurers, Jackson retains physical possession and legal ownership of the investments supporting the reserves. Net investment income and net gains (losses) on derivatives and investments related to the funds withheld assets are included in periodic settlements under the reinsurance agreements which results in the flow of returns on the assets to the reinsurers. Net gains (losses) on the funds withheld assets are increased or decreased by changes in the embedded derivative liability related to the Athene Reinsurance Agreement and include (i) changes in the related funds withheld payable and (ii) amortization of the basis difference between book value and fair value of the investments as of the effective date of the reinsurance agreements.

Components of the Company’s reinsurance recoverable were as follows (in millions):

	September 30,	December 31,
	2022	2021
Reserves:
Life	$5,753	$5,829
Accident and health	534	547
Guaranteed minimum income benefits	207	262
Other annuity benefits (1)	23,506	25,625
Claims liability and other	796	863
Total	$30,796	$33,126
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds
In conjunction with a prior acquisition, the Company recorded a fair value adjustment at acquisition related to certain annuity and interest sensitive liability blocks of business to reflect the cost of the interest guarantees within the in-force liabilities, based on the difference between the guaranteed interest rate and an assumed new money guaranteed interest rate at acquisition. This adjustment was recorded in reserves for future policy benefits and claims payable. This reserve is reassessed at the end of each period, taking into account changes in the in-force block. Any resulting change in the reserve is recorded as a change in policy reserve through the Condensed Consolidated Income Statements.

The following table sets forth the Company’s reserves for future policy benefits and claims payable balances (in millions):

	September 30,	December 31,
	2022	2021
Traditional life	$4,030	$4,262
Guaranteed benefits (1)	3,529	5,477
Claims payable	977	1,050
Accident and health	1,171	1,204
Group payout annuities	4,660	4,895
Life contingent payouts	1,160	1,152
Other	603	627
Total	$16,130	$18,667
(1)     Primarily includes the embedded derivative liabilities related to the GMWB reserve.

The following table sets forth the Company’s liabilities for other contract holder funds balances (in millions):

	September 30,	December 31,
	2022	2021
Interest-sensitive life	$11,336	$11,553
Variable annuity fixed option	10,751	9,751
RILA (1)	1,235	110
Fixed annuity	14,035	14,960
Fixed index annuity (2)	12,279	13,333
GICs, funding agreements and FHLB advances	8,358	8,830
Other	180	189
Total	$58,174	$58,726
(1) Includes the embedded derivative liabilities related to RILA of $10 million and $6 million at September 30, 2022 and December 31, 2021, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity of $967 million and $1,439 million at September 30, 2022 and December 31, 2021, respectively.

For interest-sensitive life contracts, liabilities approximate the policyholder’s account value, plus the remaining balance of the fair value adjustment related to previously acquired business, which is further discussed below. The liability for fixed index annuities and registered index linked annuities is based on three components: 1) the imputed value of the underlying guaranteed host contract, 2) the fair value of the embedded option component of the contract, and 3) the liability for guaranteed benefits related to the optional lifetime income rider. For fixed annuities, variable annuity fixed option, and other investment contracts, as included in the above table, the liability is the account value, plus the unamortized balance of the fair value adjustment related to previously acquired business. For payout annuities, as included in the above table, reserves are determined under the methodology for limited-payment contracts (for those with significant life contingencies) or using a constant yield method and assumptions as of the issue date for mortality, interest rates, lapse and expenses plus provisions for adverse deviations. At September 30, 2022, the Company had interest sensitive life business with minimum guaranteed interest rates ranging from 2.5% to 6.0% with a 4.68% average guaranteed rate and fixed interest rate annuities with minimum guaranteed rates ranging from 1.0% to 5.5% and a 1.94% average guaranteed rate.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds
At both September 30, 2022 and December 31, 2021, excluding the reinsured business, approximately 94% of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates. The following tables show the distribution of those annuity account values within the presented ranges of minimum guaranteed interest rates (in millions):

	September 30, 2022
Minimum Guaranteed Interest Rate	Account Value
	Fixed	Fixed Index	RILA	Variable	Total
1.0%	$256	$345	$12	$6,879	$7,492
>1.0% - 2.0%	51	—	—	208	259
>2.0% - 3.0%	1,080	166	—	3,347	4,593
>3.0% - 4.0%	573	—	—	—	573
>4.0% - 5.0%	273	—	—	—	273
>5.0% - 5.5%	72	—	—	—	72
Subtotal	2,305	511	12	10,434	13,262
Ceded reinsurance	11,141	11,768	—	—	22,909
Total	$13,446	$12,279	$12	$10,434	$36,171

	December 31, 2021
Minimum Guaranteed Interest Rate	Account Value
	Fixed	Fixed Index	RILA	Variable	Total
1.0%	$156	$279	$1	$5,988	$6,424
>1.0% - 2.0%	57	1	—	214	272
>2.0% - 3.0%	1,113	183	—	3,254	4,550
>3.0% - 4.0%	594	—	—	—	594
>4.0% - 5.0%	276	—	—	—	276
>5.0% - 5.5%	72	—	—	—	72
Subtotal	2,268	463	1	9,456	12,188
Ceded reinsurance	12,086	12,870	—	—	24,956
Total	$14,354	$13,333	$1	$9,456	$37,144

At both September 30, 2022 and December 31, 2021, approximately 80% of the Company’s interest sensitive life business account values correspond to crediting rates that are at the minimum guaranteed interest rates. The following table shows the distribution of the interest sensitive life business account values within the presented ranges of minimum guaranteed interest rates, excluding the business that is subject to the previously mentioned retro treaties (in millions):

	September 30,	December 31,
Minimum Guaranteed Interest Rate	2022	2021
	Account Value - Interest Sensitive Life
>2.0% - 3.0%	$244	$252
>3.0% - 4.0%	2,657	2,736
>4.0% - 5.0%	2,306	2,381
>5.0% - 6.0%	1,907	1,962
Subtotal	7,114	7,331
Retro treaties	4,222	4,222
Total	$11,336	$11,553

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds
The Company has established a $27 billion aggregate Global Medium-Term Note ("MTN") program. Jackson National Life Global Funding was formed as a statutory business trust, solely for the purpose of issuing Medium Term Note instruments to institutional investors, the proceeds of which are deposited with the Company and secured by the issuance of funding agreements. The carrying values at September 30, 2022 and December 31, 2021 totaled $4.9 billion and $6.0 billion, respectively.

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

Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of long-term notes or funding agreements issued to FHLBI. At September 30, 2022 and December 31, 2021, the Company held $146 million and $125 million of FHLBI capital stock, respectively, supporting $2.3 billion and $2.0 billion in funding agreements and long-term borrowings at September 30, 2022 and December 31, 2021, respectively.

The Company’s institutional products business is comprised of the traditional guaranteed investment contracts, medium-term funding agreement-backed notes and funding agreements (including agreements issued in conjunction with the Company’s participation in the U.S. Federal Home Loan Bank program) described above.

10. Certain Non-traditional Long-Duration Contracts and Variable Annuity Guarantees

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Certain Non-traditional Long-Duration Contracts and Variable Annuity Guarantees
At September 30, 2022 and December 31, 2021, the Company provided variable annuity contracts with guarantees, for which the net amount at risk is defined as the amount of guaranteed benefit in excess of current account value, as follows (dollars in millions):

	Minimum Return	Account Value	Net Amount at Risk	Weighted Average Attained Age	Average Period until Expected Annuitization

September 30, 2022
Return of net deposits plus a minimum return
GMDB	0-6%	$143,677	$11,321	69.2 years
GMWB - Premium only	0%	2,047	86
GMWB	0-5%*	162	17
Highest specified anniversary account value minus withdrawals post-anniversary
GMDB		10,646	3,097	70.4 years
GMWB - Highest anniversary only		2,819	723
GMWB		831	169
Combination net deposits plus minimum return, highest specified anniversary account value minus withdrawals post-anniversary
GMDB	0-6%	7,276	2,748	72.2 years
GMIB	0-6%	1,156	827		0.5 years
GMWB	0-8%*	134,190	48,276

				Weighted Average Attained Age	Average Period until Expected Annuitization
	Minimum Return	Account Value	Net Amount at Risk

December 31, 2021
Return of net deposits plus a minimum return
GMDB	0-6%	$194,060	$2,124	68.7 years
GMWB - Premium only	0%	2,937	7
GMWB	0-5%*	245	8
Highest specified anniversary account value minus withdrawals post-anniversary
GMDB		14,806	93	69.8 years
GMWB - Highest anniversary only		3,919	33
GMWB		643	44
Combination net deposits plus minimum return, highest specified anniversary account value minus withdrawals post-anniversary
GMDB	0-6%	9,896	522	71.9 years
GMIB	0-6%	1,662	463		0.5 years
GMWB	0-8%*	181,457	4,295

* Ranges shown based on simple interest. The upper limits of 5% or 8% simple interest are approximately equal to 4.1% and 6.0%, respectively, on a compound interest basis over a typical 10-year bonus period. The combination GMWB category also includes benefits with a defined increase in the withdrawal percentage under pre-defined non-market conditions.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Certain Non-traditional Long-Duration Contracts and Variable Annuity Guarantees
Amounts shown as GMWB above include a ‘not-for-life’ component up to the point at which the guaranteed withdrawal benefit is exhausted, after which benefits paid are considered ‘for-life’ benefits. The liability related to this ‘not-for-life’ portion is valued as an embedded derivative, while the ‘for-life’ benefits are valued as an insurance liability (see below). For this table, the net amount at risk of the ‘not-for-life’ component is the undiscounted excess of the guaranteed withdrawal benefit over the account value, and that of the ‘for-life’ component is the estimated value of additional life contingent benefits paid after the guaranteed withdrawal benefit is exhausted.

Account balances of contracts with guarantees were invested in variable separate accounts as follows (in millions):

	September 30,	December 31,
	2022	2021
Fund type:
Equity	$110,764	$154,368
Bond	15,818	20,207
Balanced	33,221	43,185
Money market	2,358	1,564
Total	$162,161	$219,324

GMDB liabilities reflected in the general account were as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
Balance as of beginning of year	$1,370	$1,418
Incurred guaranteed benefits	1,147	173
Paid guaranteed benefits	(146)	(78)
Balance as of end of period	$2,371	$1,513

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

The following assumptions and methodology were used to determine the GMDB liability at both September 30, 2022 and December 31, 2021 (except where otherwise noted):

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

Most GMWB reserves are considered derivatives under current accounting guidance and are recognized at fair value, as previously defined, with the change in fair value reported in net income (as net gains (losses) on derivatives and investments). The fair value of these liabilities is determined using stochastic modeling and inputs as further described in Note 6. The fair valued GMWB had a reserve asset of $484 million and reserve liability of $2,626 million at September 30, 2022 and December 31, 2021, respectively, and was reported in reserves for future policy benefits and claims payable.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Certain Non-traditional Long-Duration Contracts and Variable Annuity Guarantees
The Company has also issued certain GMWB products that guarantee payments over a lifetime. Reserves for the portion of these benefits after the point where the guaranteed withdrawal balance is exhausted are calculated using assumptions and methodology similar to the GMDB liability. At September 30, 2022 and December 31, 2021, these GMWB reserves totaled $359 million and $196 million, respectively, and were reported in reserves for future policy benefits and claims payable.

GMAB benefits were offered on some variable annuity products. However, the Company no longer offers these benefits and all have expired as of June 30, 2021.

The direct GMIB liability is determined at each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating the direct GMIB liability are consistent with those used for calculating the GMDB liability. At September 30, 2022 and December 31, 2021, GMIB reserves before reinsurance totaled $153 million and $78 million, respectively.

Other Liabilities – Insurance and Annuitization Benefits

The Company has established additional reserves for life insurance business for universal life plans with secondary guarantees, interest-sensitive life plans that exhibit “profits followed by loss” patterns and account balance adjustments to tabular guaranteed cash values on one interest-sensitive life plan.

Liabilities for these benefits, as established according to the methodologies described below, are as follows:

	September 30, 2022			December 31, 2021
Benefit Type	Liability (in millions)	Net Amount at Risk (in millions)	Weighted Average Attained Age	Liability (in millions)	Net Amount at Risk (in millions)	Weighted Average Attained Age
Insurance benefits *	$954	$17,676	64.6 years	$943	$18,506	64.0 years
Account balance adjustments	145	N/A	N/A	141	N/A	N/A
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
•Discount rates equal to credited interest rates, approximately 3.0% to 5.3% at September 30, 2022 and 3.0% to 5.5% at December 31, 2021.

The Company also has a small, closed block of two-tier annuities, where different crediting rates are used for annuitization and surrender benefit calculations. A liability is established to cover future annuitization benefits in excess of surrender values and was immaterial to the Condensed Consolidated Financial Statements at both September 30, 2022 and December 31, 2021, respectively. The Company also offers an optional lifetime income rider with certain of its fixed index annuities. The liability established for this rider before reinsurance was $53 million and $37 million at September 30, 2022 and December 31, 2021, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Long-Term Debt

11.    Long-Term Debt

Liabilities for the Company’s debt are primarily carried at an amount equal to the principal balance net of any unamortized original issuance discount or premium. Original issuance discount or premium and any debt issue costs, if applicable, are recognized as a component of interest expense over the period the debt is expected to be outstanding.

The aggregate carrying value of long-term debt were as follows (in millions):

	September 30,	December 31,
	2022	2021
Long-Term Debt
Senior Notes due 2023	$597	$596
Senior Notes due 2027	397	—
Senior Notes due 2031	493	495
Senior Notes due 2032	347	—
Senior Notes due 2051	488	490
Term loan due 2023	—	751
Surplus notes	250	250
FHLBI bank loans	62	67
Total long-term debt	$2,634	$2,649

The following table presents the contractual maturities of the Company's long-term debt as of September 30, 2022 (in millions):

	Calendar Year
	2023	2024	2025	2026	2027 and thereafter	Total
Long-term debt	$597	$—	$—	$—	$2,037	$2,634

Senior Notes

On June 8, 2022, the Company issued $750 million aggregate principal amount of its senior unsecured notes, consisting of $400 million aggregate principal amount of 5.170% Senior Notes due June 8, 2027 and $350 million aggregate principal amount of 5.670% Senior Notes due June 8, 2032. The net proceeds of these notes were used, together with cash on hand, to repay the Company’s $750 million aggregate principal senior unsecured amount term loan due February 2023 (the “2023 DDTL Facility”).

On November 23, 2021, the Company issued $1.6 billion aggregate principal amount of its senior unsecured notes consisting of $600 million aggregate principal amount of 1.125% Senior Notes due November 22, 2023, $500 million aggregate principal amount of 3.125% Senior Notes due November 23, 2031 and $500 million aggregate principal amount of 4.000% Senior Notes due November 23, 2051. The proceeds of these notes were used, together with cash on hand, to repay the Company’s $1.6 billion aggregate principal amount senior unsecured term loan due May 2022 (the “2022 DDTL Facility”), as described below.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Long-Term Debt
Term Loans

On February 22, 2021, the Company entered into loan facilities including a $1.0 billion revolving credit facility (the “Revolving Facility”), a $1.7 billion 2022 DDTL Facility and a $1.0 billion 2023 DDTL Facility (the “Credit Facilities”) with a syndicate of banks. The Revolving Facility provides a liquidity backstop. On September 10, 2021, the Company borrowed an aggregate principal amount of $2.4 billion under the term loan facilities as follows: $1.6 billion under the 2022 DDTL Facility and $750 million under the 2023 DDTL Facility. The proceeds of those borrowings were used for general corporate purposes, including liquidity at the holding company and capitalization of the insurance subsidiaries. Under the terms of the credit agreement for the DDTL Facilities, subject to certain exceptions, 100% of the net cash proceeds from any debt issuance, preferred equity issuance or hybrid instrument issuance by the Company or its subsidiaries was required to be applied (i) first to prepay the 2022 DDTL Facility and (ii) thereafter, to prepay the 2023 DDTL Facility. As noted above, both term loans have been retired through the application of the proceeds from senior unsecured notes and cash on hand.

12. Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of nil were outstanding at both September 30, 2022 and December 31, 2021 and were recorded in other liabilities.

13.     Income Taxes

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA includes a new Federal alternative minimum tax (“AMT”), effective in 2023, that is based on 15% of an applicable corporation’s adjusted financial statement income (“AFSI”). A corporation will be subject to the AMT if its average pre-tax AFSI over three prior years (starting with 2020-2022) is greater than $1 billion (an “applicable corporation”). Upon becoming an applicable corporation, an entity will remain so for all future years, except under limited circumstances. The corporation’s AMT liability is payable to the extent the AMT liability exceeds regular corporate income tax. However, any AMT paid would be indefinitely available as a credit carryover that could reduce future regular corporate income tax in excess of AMT. We believe that we will be an applicable corporation starting in 2023. That belief is based on interpretations and assumptions we have made regarding the AMT provisions of the IRA, which may change once regulatory guidance is issued. As of September 30, 2022, we have not recorded any provision for the AMT. The U.S. Department of the Treasury is expected to issue regulatory guidance throughout 2023.

The IRA also creates a 1% excise tax on stock buybacks of publicly-traded U.S. corporations. Starting in 2023, such excise tax generally applies if a company repurchases in excess of $1 million worth of its stock in any given calendar year. The impact of this provision will be dependent on the extent of share repurchases made in future periods. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and not reported as income tax expense.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13.     Income Taxes
The Company’s effective income tax rate was 27.4% and 20.0% for the three and nine months ended September 30, 2022, compared with (8.6)% and 16.5% for the same periods in 2021. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of foreign tax credits. The change in the ETR for the three and nine months ended September 30, 2022 was due to the relationship of taxable income to consolidated pre-tax income and the impact of tax adjustments related to prior year returns recorded in the current quarter compared to the impact from tax adjustments related to prior year returns recorded in the third quarter of 2021. The ETR differs for the nine months ended September 30, 2022 from the full year-ended December 31, 2021 ETR of 15.9% due to the relationship of taxable income to consolidated pre-tax income, including the tax expense from tax adjustments related to prior year returns recorded in the current quarter and the net interest related to income taxes recorded in 2021.

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

For the nine months ended September 30, 2022, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of September 30, 2022, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized. For the three months ending September 30, 2022, the Company recorded an increase of $179 million to the valuation allowance associated with the unrealized tax losses in the companies’ available for sale securities portfolio. For the nine months ended September 30, 2022, the company has recorded a total valuation allowance for $499 million associated with the unrealized tax losses in the companies' available for sale securities portfolio. All of the valuation allowance establishment was allocated to other comprehensive income.

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

At September 30, 2022, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $1,577 million. At September 30, 2022, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $1,401 million.

15. Other Related Party Transactions

The Company's investment management operation, PPM, provides investment services to certain Prudential affiliated entities. The Company recognized $7 million and $9 million of revenue during the three months ended September 30, 2022, and 2021, and $25 million and $28 million of revenue during the nine months ended September 30, 2022 and 2021, associated with these investment services. This revenue was included in fee income in the accompanying Condensed Consolidated Income Statements.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15. Other Related Party Transactions
The investments in the segregated account related to the coinsurance agreement with Athene are subject to an investment management agreement between Jackson and Apollo Insurance Solutions Group LP (“Apollo”), which merged with Athene in 2022. Apollo management fees, which are calculated and paid monthly in arrears, are paid directly from the funds withheld account, administered by Athene. These payments were $21 million and $26 million during the three months ended September 30, 2022, and 2021, and $64 million and $80 million during the nine months ended September 30, 2022 and 2021, associated with these services.

16. Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Asset-based commission expenses	$242	$286	$767	$834
Other commission expenses	195	263	664	793
Sub-advisor expenses	80	101	252	289
General and administrative expenses	220	241	614	769
Deferral of acquisition costs	(145)	(192)	(496)	(595)
Total operating costs and other expenses	$592	$699	$1,801	$2,090

17. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in the balance of AOCI, net of income tax, related to unrealized investment gains (losses) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period (1)	$(3,722)	$2,390	$1,744	$3,821

Change in unrealized appreciation (depreciation) of investments	(2,383)	(415)	(9,254)	(2,068)
Change in unrealized appreciation (depreciation) - other	126	15	438	86
Change in deferred tax asset	313	86	1,413	429
Other comprehensive income (loss) before reclassifications	(1,944)	(314)	(7,403)	(1,553)
Reclassifications from AOCI, net of tax	(52)	(31)	(59)	(223)
Other comprehensive income (loss)	(1,996)	(345)	(7,462)	(1,776)
Balance, end of period (1)	$(5,718)	$2,045	$(5,718)	$2,045
(1)Includes $(2,316) million, $287 million and $481 million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Accumulated Other Comprehensive Income (Loss)
The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statement

	Three Months Ended September 30,
	2022	2021
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$(47)	$(45)	Net gains (losses) on derivatives and investments
Other impaired securities	(25)	—	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	(72)	(45)
Amortization of deferred acquisition costs	5	5
Reclassifications, before income taxes	(67)	(40)
Income tax expense (benefit)	(15)	(9)
Reclassifications, net of income taxes	$(52)	$(31)

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statement

	Nine Months Ended September 30,
	2022	2021
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$(85)	$(313)	Net gains (losses) on derivatives and investments
Other impaired securities	5	—	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	(80)	(313)
Amortization of deferred acquisition costs	5	28
Reclassifications, before income taxes	(75)	(285)
Income tax expense (benefit)	(16)	(62)
Reclassifications, net of income taxes	$(59)	$(223)

18. Equity

Common Stock

The Company had two classes of common stock: Class A Common Stock and Class B Common Stock. Both classes had a par value of $0.01 per share. Each share of Class A Common Stock is entitled to one vote per share. Each share of Class B Common Stock was entitled to one-tenth of one vote per share. Except for voting rights, the Company’s Class A Common Stock and Class B Common Stock had the same dividend rights, were equal in all other respects, and were otherwise treated as if they were one class of shares. On June 9, 2022, our shareholders approved the Third Amended and Restated Certificate of Incorporation, which amended and restated the Second Amended and Restated Certificate of Incorporation to eliminate the Class B Common Stock. At September 30, 2022 and December 31, 2021, the Company was authorized to issue up to 900 million shares of common stock (formerly known as the Class A Common Stock). At September 30, 2022 and December 31, 2021, the Company was authorized to issue nil and 100 million shares of Class B Common Stock, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Equity
Share Repurchase Program

On February 28, 2022, our Board of Directors authorized an increase of $300 million in our existing authorization to repurchase shares of our outstanding Class A Common Stock as part of the Company's share repurchase program. As of November 3, 2022, the Company had remaining authority to purchase $119 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. There can be no assurance that we will continue share repurchases or approve any increase to, or approve any new, stock repurchase program, or as to the amount of any repurchases made pursuant to such programs.

The following table represents share repurchase activities as part of this share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2021(October 1 - December 31)	5,778,649	$211	$36.51
Total 2021	5,778,649	211	36.51
2022 (January 1- March 31)	3,433,610	140	40.84
2022 (April 1- June 30)	1,870,854	66	35.15
2022 (July 1- September 30)	1,200,000	39	32.75
2022 (October 1 - November 3)	792,105	25	31.58
Total 2022	7,296,569	$270	$37.04

The following table represents changes in the balance of common stock outstanding:

	Common Stock Issued	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2021	94,464,343	(5,778,649)		88,685,694
Share-based compensation programs	9,675	1,476,037	(1)	1,485,712
Shares repurchased under repurchase program	—	(6,504,464)		(6,504,464)
Shares at September 30, 2022	94,474,018	(10,807,076)		83,666,942
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Earnings Per Share
The following table presents declaration date, record date, payment date and dividends paid on per JFI’s common shares:

Quarter Ended	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
03/31/2022	February 28, 2022	March 14, 2022	March 23, 2022	$0.55
06/30/2022	May 9, 2022	June 2, 2022	June 16, 2022	$0.55
09/30/2022	August 8, 2022	September 1, 2022	September 15, 2022	$0.55

19. Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial Inc. shareholders by the weighted-average number of Class A and Class B common shares outstanding during the period. Except for voting rights, the Company’s Class A Common Stock and Class B Common Stock had the same dividend rights, were equal in all respects, and were otherwise treated as if they were one class of shares, including the treatment for the earnings per share calculations. Diluted earnings per share is calculated by dividing the net income (loss) attributable to Jackson Financial Inc. shareholders, by the weighted-average number of shares of Class A Common Stock and Class B Common Stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. For the three and nine months ended September 30, 2021, the Company did not have any outstanding share-based awards involving the issuance of the Company’s equity and, therefore, no impact to the diluted earnings per share calculation. The Company grants share-based awards subject to vesting provisions as provided in the Company's 2021 Omnibus Incentive Plan, which have a dilutive effect. See Note 16 for further description of share-based awards in the Company's 2021 Annual Report.

The following table sets forth the calculation of earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$1,479	$206	$6,407	$2,598

Weighted average shares of common stock outstanding - basic	85,098,192	94,464,343	86,126,710	94,464,343
Dilutive common shares	2,797,727	—	3,198,774	—
Weighted average shares of common stock outstanding - diluted	87,895,919	94,464,343	89,325,484	94,464,343

Earnings per share—common stock
Basic	$17.38	$2.18	$74.39	$27.50
Diluted	$16.83	$2.18	$71.73	$27.50

20.    Revision and Reclassifications of Prior Period Financial Statements

The Company identified errors related to the classification of certain balances and amounts in line items of consolidated balance sheets, income statements, and statements of cash flows of its previously issued consolidated financial statements. These errors consist of balances and amounts related to deferred sales inducement assets, liabilities for certain life-contingent annuities, sub-advisor fee expenses, and other operating expenses and do not impact previously reported net income, total equity, or net cash flows.

Management evaluated these errors and the impact to previously issued financial statements based upon SEC Staff Accounting Bulletin No. 99, Materiality, which has since been codified in Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections. Based on this evaluation, management has concluded that the adjustments and impact of these errors are not material to any previously issued quarterly or annual financial statements. However, to improve the consistency and comparability of the financial statements, management has revised previously reported financial statement line items and related disclosures in this quarterly report.

In addition, certain other immaterial amounts in prior period financial statements have been reclassified to conform to the current period presentation.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20.    Revision and Reclassifications of Prior Period Financial Statements
The following tables present condensed consolidated balance sheet and statement of income line items affected by the revisions and reclassifications of previously reported financial statements, detailing amounts previously reported, the impact upon those line items due to revisions and reclassifications and amounts as currently revised within the financial statements. For the nine months ended September 30, 2021 the reclassification also impacted the condensed consolidated statement of cash flows in the amount of $42 million, which increased financing cash flows offset by a decrease in operating cash flows. In addition, there were revisions reflected in our disclosures throughout this Form 10-Q.

Condensed Consolidated Balance Sheets (in millions)	As Previously Reported	Impact of Revisions and Reclassifications	As Revised
	12/31/21	12/31/21	12/31/21

Assets
Other assets	$853	$75	$928
Total assets	375,484	75	375,559

Liabilities
Reserves for future policy benefits and claims payable	17,629	1,038	18,667
Other contract holder funds	59,689	(963)	58,726
Notes issued by consolidated variable interest entities, at fair value under fair value option	—	1,404	1,404
Other liabilities	3,944	(1,404)	2,540
Total liabilities	364,410	75	364,485
Total liabilities and equity	$375,484	$75	$375,559

Condensed Consolidated Income Statements (in millions)	As Previously Reported		Impact of Revisions and Reclassifications		As Revised
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	9/30/21	9/30/21	9/30/21	9/30/21	9/30/21	9/30/21

Revenues
Fee income	$1,962	$5,674	$101	$289	$2,063	$5,963
Premium	35	100	2	15	37	115
Net investment income	852	2,576	(15)	(8)	837	2,568
Total revenues	1,487	7,226	88	296	1,575	7,522

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	394	887	11	46	405	933
Interest credited on other contract holder funds, net of deferrals and amortization	217	657	(8)	(27)	209	630
Operating costs and other expenses, net of deferrals	614	1,812	85	278	699	2,090
Amortization of deferred acquisition costs	4	552	—	(1)	4	551
Total benefits and expenses	1,235	3,927	88	296	1,323	4,223
Net income (loss)	$268	$2,784	$—	$—	$268	$2,784

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 21.    Subsequent Events

21.    Subsequent Events

The Company has evaluated subsequent events through the date these Condensed Consolidated Financial Statements were issued.

Dividends Declared to Shareholders

On November 7, 2022, our Board of Directors approved a fourth quarter cash dividend on JFI's common stock, $0.55 per share, payable on December 15, 2022, to shareholders of record on December 1, 2022.

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

The risks and uncertainties included here are not exhaustive. Our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 7, 2022, (the "2021 Annual Report") and other reports filed with the U.S. Securities and Exchange Commission (“SEC”) includes additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

Principal Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI" or "Jackson Financial")
Jackson	Jackson National Life Insurance Company, a Company subsidiary.
Brooke Life	Brooke Life Insurance Company, a Company subsidiary and the direct parent company of Jackson National Life Insurance Company.
Jackson Finance	Jackson Finance, LLC, a Company subsidiary.
PPMH	PPM Holdings, Inc., a Company subsidiary
PPM	PPM America, Inc., a subsidiary of PPMH
ACL	Allowance for credit loss
Account value or account balance	The amount of money in a customer’s account. For example, the value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Athene	Athene Life Re Ltd. and its affiliates and permitted transferees, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
Athene Equity Investment	The July 2020 investment of $500 million by Athene in JFI for Class A Common Stock and Class B Common Stock, representing approximately 9.9% of the total combined voting power and approximately 11.1% of the total common stock of the Company
Athene Reinsurance Transaction	The funds withheld coinsurance agreement entered into with Athene on June 18, 2020, effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions
Athene Transactions	The Athene Reinsurance Transaction and the Athene Equity Investment, together.
AUM (Assets under management)	Investment assets that are managed by one of our subsidiaries and includes: (i) the assets in our investment portfolio managed by PPM, which excludes assets held in funds withheld accounts for reinsurance transactions, (ii) third-party assets managed by PPM, including those for Prudential and its affiliates or third parties, and (iii) the separate account assets of our Retail Annuities segment that Jackson National Asset Management, LLC ("JNAM") manages and administers.
Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may have different benefit bases.
CMBS	Commercial mortgage-backed securities
DAC (Deferred acquisition costs)	Represent the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.
DDTL Facility	Delayed Draw Term Loan Facility

Item 2 | Management’s Discussion and Analysis | Available Information & Principal Definitions

Deferred tax asset or Deferred tax liability	Assets or liabilities that are recorded for the difference between book basis and tax basis of an asset or a liability.
DSI (Deferred sales inducements)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.
Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.
Fixed Index Annuity	An annuity with an ability to share in the upside from certain financial markets, such as equity indices, and provides downside protection.
Form 10	Form 10 registration statement registering the Company’s Class A Common Stock under the Securities Exchange Act of 1934, as amended, which became effective on August 6, 2021.
General account assets	The assets held in the general accounts of our insurance companies.
GIC	Guaranteed investment contract
Guarantee Fees	Fees charged on annuities for optional benefit guarantees
GMAB (Guaranteed minimum accumulation benefit)	An add-on benefit (enhanced benefits available for an additional cost) which entitles an owner to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.
GMDB (Guaranteed minimum death benefit)	An add-on benefit (enhanced benefits available for an additional cost) that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner.
GMIB (Guaranteed minimum income benefit)	An add-on benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value.
GMWB (Guaranteed minimum withdrawal benefit)	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value.
GMWB for Life (Guaranteed minimum withdrawal benefit for life)	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year, for the duration of the policyholder’s life, regardless of account performance.
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
Net flows	Net flows represent the net change in customer account balances during a period, including gross premiums, surrenders, withdrawals and benefits. Net flows exclude investment performance, interest credited to customer accounts and policy charges.
RBC (Risk-based capital)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the NAIC.
RILA	A registered index-linked annuity that offers market index-linked investment options, subject to a cap, and offers a variety of guarantees designed to modify or limit losses.
RMBS	Residential mortgage-backed securities
Variable annuity	A type of annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments.
VIE	Variable interest entity

Item 2 | Management’s Discussion and Analysis | Overview & Executive Summary

Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1 of this Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2021 Annual Report.

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

Executive Summary

This executive summary of Management’s Discussion and Analysis of Financial Condition and Results of Operation highlights selected information and may not contain all the information that is important to current or potential investors in our securities. You should read this Report, together with our 2021 Annual Report, in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

We help Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life. We believe that we are uniquely positioned in our markets because of our differentiated products, well-known brand and disciplined risk management. Our market leadership is supported by our efficient and scalable operating platform and industry-leading distribution network. We believe these core strengths will enable us to grow profitably as an aging, U.S. population transitions into retirement.

We offer a diverse suite of annuities to retail investors in the U.S. Our variable annuities have been among the best-selling products of their kind in the U.S. primarily due to the differentiated features we offer as compared to our competitors, in particular the wider range of investment options and greater freedom to invest across multiple investment options. We also offer fixed index annuities and fixed annuities. In the fourth quarter of 2021, our primary life insurance subsidiary, Jackson National Life Insurance Company (“Jackson”) and its insurance subsidiaries successfully launched Market Link ProSM and Market Link Pro AdvisorySM, its commission and advisory based suite of registered index-linked annuities ("RILA"). Also in the fourth quarter of 2021, we entered the defined contribution market as a carrier in the AllianceBernstein Lifetime Income Strategy ("AllianceBernstein").

We sell our products through a distribution network that includes independent broker-dealers, wirehouses, regional broker-dealers, banks, and independent registered investment advisors, third-party platforms and insurance agents.

Our operating platform is scalable and efficient. We administer approximately 78% of our in-force policies on our in-house policy administration platform. The remainder of our business is administered through established third-party arrangements. We believe that our operating platform provides us with a competitive advantage by allowing us to grow efficiently and provide superior customer service.

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

Item 2 | Management’s Discussion and Analysis | Executive Summary
There are several significant events involving us, including:

•Demerger from Prudential: We were previously a majority-owned subsidiary of Prudential, London, England and served as the holding company for its U.S. operations. The Demerger, or separation, from Prudential was completed on September 13, 2021, and we are now a stand-alone U.S. public company. Prudential retained an equity interest in us, which, as a result of sales subsequent to the Demerger, represents 9.1% of our outstanding common stock as of September 30, 2022.

•Common Stock Reclassification: On September 9, 2021, Jackson Financial effected a 104,960.3836276-for-1 stock split of its Class A Common Stock and Class B Common Stock by way of a reclassification of its Class A Common Stock and Class B Common Stock. All share and earnings per share information presented in this Report have been retroactively adjusted to reflect the stock split.

•Athene Transactions: On June 18, 2020, Jackson announced that it had entered into a funds withheld coinsurance agreement (the “Athene Reinsurance Agreement”) with Athene Life Re Ltd. (“Athene”) effective June 1, 2020, to reinsure on 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission (the “Athene Reinsurance Transaction”). As a result, we hold various investments whose economic performance accrues to Athene but is reported in our financial statements. In July 2020, Athene invested $500 million of capital into the Company for an equity interest. In August 2020, the Company contributed $500 million, as a capital contribution to Jackson. Athene has an equity interest in us, which as a result of sales subsequent to the Demerger, represents an 9.0% economic interest and an 9.0% voting interest of our outstanding common stock as of September 30, 2022.

•Elimination of Class B Common Stock: On June 9, 2022, our shareholders approved the Third Amended and Restated Certificate of Incorporation, which amended and restated the Second Amended and Restated Certificate of Incorporation, to eliminate the Class B Common Stock. As a result, our Class A Common Stock became simply, common stock.

•Common Stock Repurchases: Since the Demerger and through September 30, 2022, we have repurchased 12,283,113 shares of our common stock for an aggregate consideration of $456 million. After giving effect to those repurchases and issuances for our share-based compensation, we had 10,807,076 shares of treasury stock and 83,666,942 shares of common stock outstanding at September 30, 2022.

•As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements in this Report, we will be adopting ASU 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts,” (“LDTI”) for our fiscal year beginning January 1, 2023, with a transition date of January 1, 2021. Based upon the elected transition methods, the Company currently estimates the adoption of the standard will result in a decrease of between approximately $2 billion and $4 billion in the Company’s total equity at the transition date of January 1, 2021. As a result of market changes since the transition date, primarily higher interest rates, the estimated negative impact at the transition date is trending toward a positive impact, as of September 30, 2022, to the Company’s total equity. See further discussion in Note 2 for the significant changes associated with this future change in accounting principle.

Item 2 | Management’s Discussion and Analysis | Executive Summary
•As discussed in Note 13 of Notes to Condensed Consolidated Financial Statements in this Report, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“AMT”) based on adjusted financial statement income, rather than reported taxable income, and imposes a 1% excise tax on corporate stock repurchases. The AMT provision is effective January 1, 2023. We expect that we will be subject to the AMT beginning in 2023. We expect any AMT incurred to be treated as a taxable temporary difference, and recorded as a deferred tax asset, so it is not expected to have a direct impact on total income tax expense; although it could affect our cash tax liabilities. As of September 30, 2022, we have not recorded any provision for the AMT. The calculation of adjusted financial statement income, and therefore the AMT, is subject to the issuance of regulatory guidance by the U.S. Department of the Treasury, which is expected throughout 2023. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense. We continue to monitor developments and regulations associated with the IRA for any potential future impacts on our business, results of operations and financial position. See Part II. Item 1A, Risk Factors, in this Report.

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

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
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

•DAC and Deferred Sales Inducements ("DSI") Impact: amortization of deferred acquisition costs and DSI associated with the items excluded from Adjusted Operating Earnings;

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

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net income (loss) attributable to Jackson Financial Inc.	$1,479	$206	$6,407	$2,598
Income tax expense (benefit)	559	(16)	1,606	515
Pretax income (loss) attributable to Jackson Financial Inc	2,038	190	8,013	3,113
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(771)	(728)	(2,300)	(2,101)
Net movement in freestanding derivatives	253	493	(1,118)	3,966
Net reserve and embedded derivative movements	(714)	997	(1,781)	(2,222)
DAC and DSI impact	458	(169)	1,648	284
Assumption changes	—	—	—	—
Total guaranteed benefits and hedging results	(774)	593	(3,551)	(73)
Net realized investment (gains) losses including change in fair value of funds withheld embedded derivative	(549)	79	(2,529)	(219)
Net investment income on funds withheld assets	(313)	(300)	(937)	(884)
Other items	2	9	69	28
Total non-operating adjustments	(1,634)	381	(6,948)	(1,148)
Pretax Adjusted Operating Earnings	404	571	1,065	1,965
Operating income taxes	31	84	113	273
Adjusted Operating Earnings	$373	$487	$952	$1,692

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

The following is a reconciliation of Adjusted Book Value to total shareholders’ equity and a comparison of Adjusted Operating ROE to ROE, the most comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net income (loss) attributable to Jackson Financial Inc.	$1,479	$206	$6,407	$2,598
Adjusted Operating Earnings	373	487	952	1,692

Total shareholders' equity	$8,974	$10,258	$8,974	$10,258
Adjustments to total shareholders’ equity:
Exclude accumulated other comprehensive income (loss) attributable to Jackson Financial Inc. (1)	3,402	(1,564)	3,402	(1,564)
Adjusted Book Value	$12,376	$8,694	$12,376	$8,694

ROE	63.8%	8.0%	88.7%	34.6%
Adjusted Operating ROE on average equity	12.4%	22.5%	11.9%	27.4%

(1) Excludes $(2,316) million and $481 million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of September 30, 2022 and 2021, respectively.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures

Key Operating Measures

We use a number of operating measures, discussed below, that management believes provide useful information about our businesses and the operational factors underlying our financial performance.

Sales

Sales of annuities and institutional products include all money deposited by customers into new and existing contracts. We believe sales statistics are useful to gaining an understanding of, among other things, the attractiveness of our products, how we can best meet our customers’ needs, evolving industry product trends and the performance of our business from period to period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Sales
Variable annuities	$2,886	$4,738	$11,094	$14,233
RILA	562	—	1,251	—
Fixed Index Annuities	37	23	69	92
Fixed Annuities	75	8	85	27
Total Retail Annuity Sales	3,560	4,769	12,499	14,352

Total Institutional Product Sales	314	43	1,490	43

Total Sales	$3,874	$4,812	$13,989	$14,395

For the three and nine months ended September 30, 2022, total sales decreased by $938 million and $406 million compared to the three and nine months ended September 30, 2021, respectively. Lower retail sales were primarily due to decreased sales of our variable annuities with lifetime living benefits, partially offset by sales of our lifetime income solutions offering in the defined contribution market and our new RILA product, which were launched in the fourth quarter of 2021. In addition, sales of our institutional products were higher by $271 million and $1,447 million, compared to the three and nine months ended September 30, 2021, respectively. Sales of fixed index and fixed annuities increased in 2022 due to the rising interest rate environment, which enabled more favorable pricing actions.

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

	September 30, 2022	December 31, 2021
	(in millions)
Account Value
GMWB For Life	$141,588	$188,078
GMWB	5,429	7,318
GMIB	1,303	1,808
No Living Benefits	46,819	60,719
Total Variable Annuity Account Value	195,139	257,923

RILA	1,235	110

Fixed Index Annuity (1)	358	291
Fixed Annuity (1)	1,169	1,099
Total Fixed & Fixed Index Annuity Account Value	1,527	1,390

Total Retail Annuities Account Value	$197,901	$259,423

Total Institutional Products Account Value	$8,358	$8,830

Total Closed Life and Annuity Blocks Account Value (2)	$8,486	$8,778

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net Flows:
Variable Annuity	$(666)	$(129)	$(964)	$(695)
RILA	561	—	1,248	—
Fixed Index Annuity (1)	38	21	71	83
Fixed Annuity (1)	58	16	45	19
Total Retail Annuities Net Flows, Net of Reinsurance	(9)	(92)	400	(593)
Net flows ceded to Athene	$(893)	$(634)	$(2,081)	$(1,886)
Total Retail Annuities net flows, Gross of Reinsurance	$(902)	$(726)	$(1,681)	$(2,479)

Total Institutional Products Net Flows	$(114)	$(104)	$(465)	$(2,384)

Total Closed Life and Annuity Blocks Net Flows (2)	$(62)	$(65)	$(221)	$(210)

(1) Net of reinsurance to Athene.
(2) Excludes payout annuities and traditional life insurance without account value.

Net flows, net of reinsurance, improved for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, driven by the increased sales of RILA and institutional products which has a positive effect on net flows.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Benefit Base

Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit, and therefore may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$46,819	N/A	$60,719	N/A
By Guaranteed Living Benefits:
GMWB for Life	141,588	189,194	188,078	183,626
GMWB	5,429	5,735	7,318	5,860
GMIB (1)	1,303	1,954	1,808	2,059
Total	$195,139	$196,883	$257,923	$191,545

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$23,803	N/A	$30,337	N/A
Return of Premium	148,998	138,202	197,544	135,034
Highest Anniversary Value	11,528	14,432	15,599	14,767
Rollup	3,138	4,752	4,188	4,850
Combination HAV/Rollup	7,672	10,371	10,255	10,402
Total	$195,139	$167,757	$257,923	$165,053

(1) Substantially all our GMIB benefits are reinsured.

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

	September 30,	December 31,
	2022	2021
	(in millions)
Jackson Invested Assets	$45,349	$47,224
Third Party Invested Assets (including CLOs)	24,719	31,980
Total PPM AUM	70,068	79,204
Total JNAM AUM	208,046	280,250
Total AUM	$278,114	$359,454

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

Equity Market Environment

Our financial performance is impacted by the performance of equity markets. For example, our variable annuities earn fees based on the account value, which changes with equity market levels. After a very volatile 2020, U.S. equity markets performed well in 2021 with the S&P 500 generally at or near all-time highs throughout the year. Through the first nine months of 2022 equity markets declined and equity volatility increased, resulting in higher hedging costs. The financial performance of our hedging program could be impacted by large directional market movements or periods of high volatility. In particular, our hedges could be less effective in periods of large directional movements or we could experience more frequent or more costly rebalancing in periods of high volatility, which would lead to adverse performance versus our hedge targets and increased hedging costs. Further, we are also exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance is perfectly correlated to the performance of the funds into which customers allocate their assets. We make funds available to customers where we believe we can transact in sufficiently correlated hedge assets, and we anticipate some variance in the performance of our hedge assets and customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our hedge results relative to our hedge targets and GAAP results.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Interest Rate Environment

The interest rate environment has affected, and will continue to affect our business and financial performance in the future for the following reasons:

•During periods of sharp rises in interest rates, as we have seen recently as a result of the Federal Reserve's actions and signals about upcoming interest rate decisions, the results of our variable annuity business, statutory capital and RBC ratio may be impacted both positively and negatively. While rising rates result in hedging losses immediately due to reductions in the market value of interest rate hedges, we would expect lower hedging costs and reduced levels of hedging going forward in a higher interest rate environment. Further, we expect near-term hedging losses from rising rates may be more than offset by changes in the fair value of the related guaranteed benefit liabilities as was the case in the first nine months of 2022. Our statutory capital, or TAC, may be negatively impacted by rising rates due to minimum required reserving levels (i.e., cash surrender value floor) when reserve releases are limited and unable to offset interest rate hedging losses, while benefiting statutory required capital, or CAL. The RBC ratio will take into account the interaction of TAC and the CAL movements.

•We operated in a low interest rate environment for several years. A prolonged low interest rate environment subjects us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for optional guaranteed benefits, decreasing statutory surplus, which would adversely affect their ability to pay dividends. Certain inputs to the statutory models rely on prescribed interest rates, which are, in turn, determined using a historical interest rate perspective with a mean reversion path over the longer term. In addition, low interest rates could also increase the perceived value of optional guaranteed benefit features to our customers, which in turn could lead to a higher utilization of withdrawal or annuitization features of annuity policies and higher persistency of those products over time.

•Finally, some of our annuities have a guaranteed minimum interest crediting rate. These guaranteed minimum interest crediting rates may not be lowered, even if earnings on our investment portfolio decline, resulting in net investment spread compression that negatively impacts earnings. More customers are expected to hold policies with comparatively high guaranteed minimum interest crediting rates longer in a low interest rate environment, resulting in lower than previously expected lapse rates. Similarly, we expect customers would be less likely to hold policies if existing guaranteed minimum interest crediting rates are perceived to have less value as interest rates rise, resulting in higher than previously expected lapse rates.

Credit Market Environment

Our financial performance is impacted by conditions in fixed income markets. After tightening in 2021, credit spreads widened in the first nine months of 2022. As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation is generally reflected in our Accumulated Other Comprehensive Income. The revaluation will impact net income for realized gains or losses from the sale of securities, the change in fair value of trading securities or securities carried at fair value under the fair value election, or potential changes in the allowance for credit loss ("ACL"). Shifts in the credit quality of the assets underlying our investment portfolio may also impact the level of regulatory required statutory capital for our insurance company subsidiaries. As such, significant credit rating downgrades or payment defaults could negatively impact our RBC ratio.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
COVID-19

We continue to monitor developments related to the COVID-19 pandemic. The COVID-19 pandemic has caused significant economic and financial turmoil both in the United States and around the world. There has been a steady resumption of activity during 2022, however, at this time it is not possible to estimate the long-term effectiveness of any therapeutic treatments and vaccines for COVID-19, or their efficacy with respect to current or future variants or mutations of COVID-19, or the longer-term effects that the COVID-19 pandemic could have on our business. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the availability and efficacy of vaccines against COVID-19 and against variant strains of the virus. Federal and state authorities’ actions could include restrictions of movements. We are not able to predict the duration and effectiveness of governmental and regulatory actions that may be taken in the future to contain or address the COVID-19 pandemic or the impact of future laws, regulations or restrictions on our business.

Consumer Behavior

We believe that many retirees have begun to look to tax-efficient savings products as a tool for addressing their unmet need for retirement planning. We believe our products are well positioned to meet this increasing consumer demand. However, consumer behavior may be impacted by increased economic uncertainty, unemployment rates, declining equity markets, significant changes in interest rates and increased volatility of financial markets. In recent years, we have introduced new products to better address changes in consumer demand and targeted distribution channels which meet changes in consumer preferences.

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

The Department of Labor (“DOL”) has issued a new regulatory action (the “Fiduciary Advice Rule”) effective February 16, 2021, that reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act ("ERISA") Plans and Individual Retirement Accounts ("IRAs") and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA, or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice did not constitute investment advice giving rise to a fiduciary relationship. Because our distribution of annuities is primarily through intermediaries, we believe that we will have limited exposure to the new Fiduciary Advice Rule. Unlike the DOL’s previous fiduciary rule issued in 2016, compliance with the Fiduciary Advice Rule will not require us or our distributors to provide the disclosures required for exemptive relief under the previous rule. However, we continue to analyze the impact of the Fiduciary Advice Rule, and, while we cannot predict the rule’s impact, it could have an adverse effect on sales of annuities through our distribution partners. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. We may also need to take certain additional actions to comply with or assist our distributors in their compliance with the Fiduciary Advice Rule.

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

Tax Laws

All our annuities offer investors the opportunity to benefit from tax deferral. If U.S. tax laws were to change, such that our annuities no longer offer tax-deferred advantages, demand for our products could materially decrease.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Condensed Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes elsewhere in this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenues
Fee income	$1,908	$2,063	$5,854	$5,963
Premiums	36	37	105	115
Net investment income	640	837	2,022	2,568
Net gains (losses) on derivatives and investments	1,419	(1,379)	6,891	(1,194)
Other income	19	17	60	70
Total revenues	4,022	1,575	14,932	7,522

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	586	405	2,090	933
Interest credited on other contract holder funds, net of deferrals and amortization	224	209	628	630
Interest expense	29	6	73	19
Operating costs and other expenses, net of deferrals	592	699	1,801	2,090
Amortization of deferred acquisition costs	564	4	2,276	551
Total benefits and expenses	1,995	1,323	6,868	4,223
Pretax income (loss)	2,027	252	8,064	3,299
Income tax expense (benefit)	559	(16)	1,606	515
Net income (loss)	1,468	268	6,458	2,784
Less: Net income (loss) attributable to noncontrolling interests	(11)	62	51	186
Net income (loss) attributable to Jackson Financial Inc.	$1,479	$206	$6,407	$2,598

Adjusted Operating Earnings
Net income (loss) attributable to Jackson Financial Inc.	$1,479	$206	$6,407	$2,598
Income tax expense (benefit)	559	(16)	1,606	515
Pretax income (loss) attributable to Jackson Financial Inc	2,038	190	8,013	3,113
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(771)	(728)	(2,300)	(2,101)
Net movement in freestanding derivatives	253	493	(1,118)	3,966
Net reserve and embedded derivative movements	(714)	997	(1,781)	(2,222)
DAC and DSI impact	458	(169)	1,648	284
Assumption changes	—	—	—	—
Total guaranteed benefits and hedging results	(774)	593	(3,551)	(73)
Net realized investment (gains) losses including change in fair value of funds withheld embedded derivative	(549)	79	(2,529)	(219)
Net investment income on funds withheld assets	(313)	(300)	(937)	(884)
Other items	2	9	69	28
Total non-operating adjustments	(1,634)	381	(6,948)	(1,148)
Pretax Adjusted Operating Earnings	404	571	1,065	1,965
Operating income taxes	31	84	113	273
Adjusted Operating Earnings	$373	$487	$952	$1,692

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

Pretax Income (Loss)

Our pretax income (loss) increased by $1,775 million to a pretax income of $2,027 million for the three months ended September 30, 2022, from a pretax income of $252 million for the three months ended September 30, 2021 primarily due to:

•$2,798 million increase in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Three Months Ended September 30,
	2022	2021	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(6)	$37	$(43)

Net gains (losses) on freestanding derivatives	(248)	(455)	207
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	1,118	(846)	1,964
Net gains (losses) on derivative instruments	870	(1,301)	2,171
Net gains (losses) on funds withheld reinsurance	555	(115)	670
Total net gains (losses) on derivatives and investments	$1,419	$(1,379)	$2,798

◦Favorable movements in reserves for guaranteed benefits, primarily driven by more favorable increases in interest rates, partially offset by equity market declines compared to the prior year.
◦Higher benefit recognized on funds withheld reinsurance driven by increased interest rates compared to prior year; and
◦Lower freestanding derivative losses as a result of gains on our equity derivatives primarily driven by market decreases in 2022, compared to relatively flat market movements in the prior year, partially offset by losses within our interest rate related hedge instruments, reflecting increases in interest rates, compared to the prior year.

•$107 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower incentive compensation expenses in 2022 and lower asset-based non-deferrable commissions due to lower account values during the three months ended September 30, 2022.

These increases were partially offset by:

•$560 million increase in amortization of deferred acquisition costs driven by higher net freestanding and embedded derivative gains in 2022, leading to higher current period gross profits and, therefore, higher current period amortization.
•$197 million decrease in net investment income as a result of lower income on limited partnership investments, which are recorded on a one quarter lag;
•$181 million increase in death, other policy benefits and change in policy reserves primarily due to changes in reserves on variable annuity guarantees accounted for as insurance liabilities driven by unfavorable equity movements during the three months ended September 30, 2022 compared to relatively flat movements during the three months ended September 30, 2021;
•$155 million decrease in fee income primarily due to decrease in average variable annuity account values stemming from unfavorable separate account performance in 2022; and
•$23 million higher interest expense incurred in the current year primarily related to our senior notes, which refinanced our term loan facilities.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
Income Taxes

Income tax expense increased $575 million to an expense of $559 million for the three months ended September 30, 2022, from a benefit of $16 million for the three months ended September 30, 2021. The provision for income tax in the current period led to an effective income tax rate of 27% for the three months ended September 30, 2022 compared to the 2021 effective income tax rate of (9)%. The expense during the three months ended September 30, 2022 increased primarily due to the relationship of the taxable income to the consolidated pre-tax income and the impact of tax adjustments related to prior year returns recorded in the current quarter. Our ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of tax credits. See Note 13 of Notes to Consolidated Financial Statements in our 2021 Annual Report for more information.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

Pretax Income (Loss)

Our pretax income (loss) increased by $4,765 million to a pretax income of $8,064 million for the nine months ended September 30, 2022, from a pretax income of $3,299 million for the nine months ended September 30, 2021 primarily due to:

•$8,085 million increase in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Nine Months Ended September 30,
	2022	2021	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(131)	$204	$(335)

Net gains (losses) on freestanding derivatives	1,181	(3,849)	5,030
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	3,181	2,436	745
Net gains (losses) on derivative instruments	4,362	(1,413)	5,775
Net gains (losses) on funds withheld reinsurance	2,660	15	2,645
Total net gains (losses) on derivatives and investments	$6,891	$(1,194)	$8,085

◦Higher freestanding derivative gains on our equity derivatives primarily driven by significant market decreases in 2022, compared to market increases in the prior year. These gains were partially offset by losses within our interest rate related hedge instruments, reflecting increases in interest rates, as compared to the prior year;
◦Higher benefit recognized on funds withheld reinsurance driven by increased interest rates compared to prior year; and
◦More favorable movements in reserves for guaranteed benefits, primarily driven by more favorable increases in interest rates partially offset by unfavorable equity and equity volatility movements, compared to prior year.

Primarily offset by:

◦Losses on sales of securities recognized on gains (losses) excluding derivatives and funds withheld assets, compared to prior year gains.

•$289 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower deferred compensation in 2022, lower asset-based non-deferrable commissions due to lower account values during the nine months ended September 30, 2022, and higher separation costs in 2021.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
These increases were partially offset by:

•$1,725 million increase in amortization of deferred acquisition costs driven by higher net freestanding derivative and embedded derivative gains in 2022, leading to higher current period gross profits and, therefore, higher current period amortization;
•$1,157 million increase in death, other policy benefits and change in policy reserves primarily due to changes in reserves on variable annuity guarantees accounted for as insurance liabilities driven by unfavorable equity movements in 2022 compared to favorable movements in 2021;
•$546 million decrease in net investment income as a result of lower income on limited partnership investments, which are recorded on a one quarter lag;
•$109 million decrease in fee income primarily due to decreases in variable fee income and asset management fees compared to prior year, partially offset by increases in benefit-based guarantee fee income; and
•$54 million higher interest expense incurred in the current year primarily related to our senior notes, which refinanced our term loan facilities.

Income Taxes

Income tax expense increased $1,091 million to an expense of $1,606 million for the nine months ended September 30, 2022, from an expense of $515 million for the nine months ended September 30, 2021. The provision for income tax in the current period led to an effective income tax rate of 20% for the nine months ended September 30, 2022 compared to the 2021 effective income tax rate of 17%. The expense during the nine months ended September 30, 2022 increased primarily due to the relationship of the taxable income to the consolidated pre-tax income and the impact of tax adjustments related to prior year returns recorded in the current quarter. Our ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of tax credits. See Note 13 of Notes to Consolidated Financial Statements in our 2021 Annual Report for more information.

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

Pretax Adjusted Operating Earnings by Segment

The following table summarizes pretax adjusted operating earnings (non-GAAP) from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated GAAP basis. Also, see Note 3 to Condensed Consolidated Financial Statements for further information regarding the calculation of pretax adjusted operating earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$364	$527	$988	$1,779
Institutional Products	20	21	62	37
Closed Life and Annuity Blocks	33	68	31	203
Corporate and Other	(13)	(45)	(16)	(54)
Pretax Adjusted Operating Earnings	404	571	1,065	1,965
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	771	728	2,300	2,101
Net movement in freestanding derivatives	(253)	(493)	1,118	(3,966)
Net reserve and embedded derivative movements	714	(997)	1,781	2,222
DAC and DSI impact	(458)	169	(1,648)	(284)
Assumption changes	—	—	—	—
Total guaranteed benefits and hedging results	774	(593)	3,551	73
Net realized investment (gains) losses including change in fair value of funds withheld embedded derivative	549	(79)	2,529	219
Net investment income on funds withheld assets	313	300	937	884
Other items	(2)	(9)	(69)	(28)
Total pre-tax reconciling items	1,634	(381)	6,948	1,148
Pretax income (loss) attributable to Jackson Financial Inc.	2,038	190	8,013	3,113
Income tax expense (benefit)	559	(16)	1,606	515
Net income (loss) attributable to Jackson Financial Inc.	$1,479	$206	$6,407	$2,598

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings (non-GAAP) results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$1,002	$1,194	$3,144	$3,433
Premiums	3	2	6	15
Net investment income	72	180	299	541
Income (loss) on operating derivatives	2	13	20	42
Other income	11	12	33	35
Total Operating Revenues	1,090	1,401	3,502	4,066

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	5	38	54	90
Interest credited on other contract holder funds, net of deferrals and amortization	72	56	191	168
Interest expense	8	6	19	17
Operating costs and other expenses, net of deferrals	541	614	1,648	1,780
Amortization of deferred acquisition costs	100	160	602	232
Total Operating Benefits and Expenses	726	874	2,514	2,287

Pretax Adjusted Operating Earnings	$364	$527	$988	$1,779

The following table summarizes a roll forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$232,219	$276,185	$284,379	$256,740
Premiums and deposits	3,579	4,818	12,600	14,493
Surrenders, withdrawals, and benefits	(4,481)	(5,544)	(14,281)	(16,972)
Net flows	(902)	(726)	(1,681)	(2,479)
Credited Interest/Investment performance	(9,780)	(1,559)	(59,712)	20,952
Policy Charges and other	(727)	(690)	(2,176)	(2,003)
Balance as of end of period	220,810	273,210	220,810	273,210
Ceded reinsurance	(22,909)	(25,440)	(22,909)	(25,440)
Balance as of end of period, net of ceded reinsurance	$197,901	$247,770	$197,901	$247,770

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $163 million to $364 million for the three months ended September 30, 2022 from $527 million for the three months ended September 30, 2021 primarily due to:

•$192 million decrease in fee income primarily due to a decrease in average variable annuity account values stemming from unfavorable separate account performance in 2022; and
•$108 million decrease in net investment income primarily due to lower levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2021.

These decreases were partially offset by:

•$60 million decrease in amortization of deferred acquisition costs primarily due to higher projected separate account returns during the current quarter, driven by the release of the historical returns from the mean reversion formula, and a negative impact from this same item for three months ended September 30, 2021; and
•$73 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower asset-based non-deferrable commissions due to lower account values during the three months ended September 30, 2022, and lower incentive compensation expenses in 2022.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $791 million to $988 million for the nine months ended September 30, 2022 from $1,779 million for the nine months ended September 30, 2021 primarily due to:

•$370 million increase in amortization of deferred acquisition costs primarily due to lower separate account returns during 2022, which led to decreased expected future gross profits, and therefore higher current period amortization during 2022;
•$289 million decrease in fee income primarily due to a decrease in average variable annuity account values stemming from unfavorable separate account performance in 2022; and
•$242 million decrease in net investment income primarily due to lower levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2021.

These decreases were partially offset by:

•$132 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower asset-based non-deferrable commissions due to lower account values during 2022, and lower deferred compensation expenses in 2022.

Account Value

Retail annuities account value, gross of reinsurance, decreased $52 billion between periods primarily due to negative variable annuity separate account growth driven by unfavorable market performance in 2022, as well as negative net flows over the period, primarily from our reinsured fixed and fixed index annuity block.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings (non-GAAP) results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this Report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$80	$69	$216	$189
Income (loss) on operating derivatives	(8)	(1)	(13)	(1)
Total Operating Revenues	72	68	203	188

Operating Benefits and Expenses
Interest credited on other contract holder funds, net of deferrals and amortization	51	47	137	147
Interest expense	—	(2)	—	—
Operating costs and other expenses, net of deferrals	1	2	4	4
Total Operating Benefits and Expenses	52	47	141	151

Pretax Adjusted Operating Earnings	$20	$21	$62	$37

The following table summarizes a roll forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Institutional Products:
Balance as of beginning of period	$8,483	$8,910	$8,830	$11,138
Premiums and deposits	314	43	1,490	43
Surrenders, withdrawals, and benefits	(428)	(147)	(1,955)	(2,427)
Net flows	(114)	(104)	(465)	(2,384)
Credited Interest	51	45	137	147
Policy Charges and other	(62)	(12)	(144)	(62)
Balance as of end of period	$8,358	$8,839	$8,358	$8,839

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings remained relatively flat at $20 million for the three months ended September 30, 2022 from $21 million for the three months ended September 30, 2021.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $25 million to $62 million for the nine months ended September 30, 2022 from $37 million for the nine months ended September 30, 2021 primarily due to increased investment income and a decrease in interest credited, partially offset by increased losses on operating derivatives, driven by interest rate and foreign exchange movements, compared to prior year.

Account Value

Institutional product account value decreased from $8,839 million at September 30, 2021 to $8,358 million at September 30, 2022. The decline in account value was driven by continued maturities of the existing contracts and funding agreements, partially offset by new issuances in 2022.

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings (non-GAAP) results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this Report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$118	$123	$358	$371
Premiums	36	39	108	110
Net investment income	166	245	522	723
Income (loss) on operating derivatives	7	18	35	56
Other income	8	7	25	29
Total Operating Revenues	335	432	1,048	1,289

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	176	216	636	629
Interest credited on other contract holder funds, net of deferrals and amortization	101	106	300	315
Operating costs and other expenses, net of deferrals	22	38	74	131
Amortization of deferred acquisition costs	3	4	7	11
Total Operating Benefits and Expenses	302	364	1,017	1,086

Pretax Adjusted Operating Earnings	$33	$68	$31	$203

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $35 million to $33 million for the three months ended September 30, 2022 from $68 million for the three months ended September 30, 2021 primarily due to:

•$79 million decrease in net investment income primarily due to lower levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2021.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

This decrease was partially offset by:

•$40 million decrease in death, other policy benefits and change in policy reserves, net of deferrals, primarily due to lower death claims.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $172 million to $31 million for the nine months ended September 30, 2022 from $203 million for the nine months ended September 30, 2021 primarily due to:

•$201 million decrease in net investment income primarily due to lower levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2021.

This decrease was partially offset by:

•$57 million decrease in operating costs and other expenses, net of deferrals, primarily due to deferred compensation expenses in 2022.

Corporate and Other

Corporate and Other includes the operations of PPM Holdings, Inc., the holding company of PPM, and unallocated corporate revenue and expenses, as well as certain eliminations and consolidation adjustments. The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings (non-GAAP) results for Corporate and Other. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this Report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$13	$15	$43	$49
Net investment income	22	(23)	65	9
Income (loss) on operating derivatives	2	8	20	20
Other income	—	(2)	2	6
Total Operating Revenues	37	(2)	130	84

Operating Benefits and Expenses
Interest expense	21	2	54	2
Operating costs and other expenses, net of deferrals	28	31	74	111
Amortization of deferred acquisition costs	1	10	18	25
Total Operating Benefits and Expenses	50	43	146	138

Pretax Adjusted Operating Earnings	$(13)	$(45)	$(16)	$(54)

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $32 million to $(13) million for the three months ended September 30, 2022 from $(45) million for the three months ended September 30, 2021 primarily due to the following:
•$45 million increase in net investment income primarily due to higher net investment income resulting from higher levels of capital, as the investment income on that excess capital remains in the Corporate and Other segment.

This increase was partially offset by:
•$19 million higher interest expense incurred in the current year primarily related to our Senior Notes, which refinanced our term loan facilities.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $38 million to $(16) million for the nine months ended September 30, 2022 from $(54) million for the nine months ended September 30, 2021 primarily due to the following:

•$56 million increase in net investment income primarily due to higher net investment income resulting from an increased excess capital position, as the investment income on that excess capital remains in the Corporate and Other segment; and
•$37 million decrease in operating costs and other expenses, net of deferrals, primarily due to deferred compensation expenses in 2022.

This increase was partially offset by:

•$52 million higher interest expense incurred in the current year primarily related to our senior notes.

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

Investment Strategy

Our overall investment strategy is to maintain a diversified and largely investment grade fixed income portfolio that is capital efficient, achieves risk-adjusted returns that support competitive pricing for our products, generates profitable growth of our business and maintains adequate liquidity to support our obligations. The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate, see Note 8 of Condensed Consolidated Financial Statements for further details. We may also use other third-party investment managers for certain niche asset classes. As of September 30, 2022, Apollo managed $21 billion of cash and investments and other third-party investment managers represented approximately $191 million of investments.

Item 2 | Management’s Discussion and Analysis | Investments
Our investment program seeks to generate a competitive rate of return on our invested assets to support the profitable growth of our business, while maintaining investment portfolio allocations within the company’s risk tolerance. This means maximizing risk-adjusted return within the context of a largely fixed income portfolio while also managing exposure to downside risk in a stressed environment, regulatory and rating agency capital models, overall portfolio yield, diversification and correlation with other investments and company exposures.

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

Recognizing the trade-offs between the level of risk, required capital, liquidity and investment return, the largest allocation within our investment portfolio is to investment grade fixed income securities. As previously mentioned, our investment manager accesses a broad universe of potential investments to construct the investment portfolio and considers the benefits of diversification across various sectors, collateral types and asset classes. To this end, our SAA and investment portfolio includes allocations to public and private corporate bonds (both investment grade and high yield), mortgage loans, structured securities, private equity and U.S. Treasury securities. These U.S. Treasury securities, while lower yielding than other alternatives, provide a higher level of liquidity and play a role in managing our interest rate exposure.

As of September 30, 2022 and December 31, 2021, we had total investments of $65.9 billion and $74.2 billion, respectively.

Portfolio Composition

The following table summarizes the carrying values of our investments:

	September 30, 2022			December 31, 2021
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$27,762	$13,919	$41,681	$32,453	$19,094	$51,547
Debt Securities, at fair value under fair value option	1,966	158	2,124	1,547	164	1,711
Debt securities, trading, at fair value	102	—	102	117	—	117
Equity securities, at fair value	150	84	234	163	116	279
Mortgage loans, net of allowance for credit losses	6,877	4,346	11,223	6,743	4,739	11,482
Mortgage loans, at fair value under fair value option	—	508	508	—	—	—
Policy loans	946	3,500	4,446	992	3,483	4,475
Freestanding derivative instruments	1,807	143	1,950	1,375	42	1,417
Other invested assets	2,753	869	3,622	2,484	715	3,199
Total investments	$42,363	$23,527	$65,890	$45,874	$28,353	$74,227

Available-for-sale debt securities decreased to $41,681 million at September 30, 2022 from $51,547 million at December 31, 2021, primarily due to a decrease in net unrealized gain. The amortized cost of debt securities, available-for-sale, decreased from $51,206 million as of December 31, 2021 to $51,094 million as of September 30, 2022. Further, net unrealized gains on these assets decreased from a net unrealized gain of $2,178 million as of December 31, 2021 to a net unrealized loss of $7,156 million as of September 30, 2022.

Item 2 | Management’s Discussion and Analysis | Investments
Other Invested Assets

In June 2021, we entered into an arrangement to sell $420 million of limited partnership investments, of which $236 million and $168 million were sold in the second and third quarter of 2021, respectively, and the remainder was sold in January 2022. We expect to reinvest in new LPs as attractive opportunities become available. The increase in Other Invested Assets from December 31, 2021 to September 30, 2022 primarily resulted from the increased valuations of limited partnership investments.

Debt Securities

At September 30, 2022 and December 31, 2021, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

September 30, 2022	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,064	$—	$—	$1,008	$4,056
Other government securities	1,712	3	2	262	1,449
Corporate securities
Utilities	5,901	—	19	811	5,109
Energy	3,083	18	5	476	2,594
Banking	2,097	—	1	287	1,811
Healthcare	3,084	—	6	497	2,593
Finance/Insurance	4,632	4	2	714	3,916
Technology/Telecom	2,413	1	—	356	2,056
Consumer goods	2,463	—	3	444	2,022
Industrial	1,734	—	6	213	1,527
Capital goods	2,137	—	1	253	1,885
Real estate	1,690	—	—	248	1,442
Media	1,277	—	1	199	1,079
Transportation	1,647	—	1	239	1,409
Retail	1,352	—	3	207	1,148
Other (1)	2,139	—	1	227	1,913
Total Corporate Securities	35,649	23	49	5,171	30,504
Residential mortgage-backed	492	5	20	52	455
Commercial mortgage-backed	1,818	—	—	173	1,645
Other asset-backed securities	6,359	—	9	570	5,798
Total Debt Securities	$51,094	$31	$80	$7,236	$43,907

(1) No single remaining industry exceeds 3% of the portfolio.

Item 2 | Management’s Discussion and Analysis | Investments

December 31, 2021	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,525	$—	$97	$301	$4,321
Other government securities	1,489	—	147	17	1,619
Corporate securities
Utilities	6,069	—	671	25	6,715
Energy	2,872	—	222	16	3,078
Banking	1,944	—	79	10	2,013
Healthcare	3,196	—	175	21	3,350
Finance/Insurance	4,299	—	228	47	4,480
Technology/Telecom	2,376	—	123	26	2,473
Consumer goods	2,525	—	123	38	2,610
Industrial	1,996	—	118	10	2,104
Capital goods	2,206	—	134	8	2,332
Real estate	1,805	—	82	11	1,876
Media	1,187	—	84	19	1,252
Transportation	1,789	—	105	13	1,881
Retail	1,289	—	75	13	1,351
Other (1)	2,217	—	134	5	2,346
Total Corporate Securities	35,770	—	2,353	262	37,861
Residential mortgage-backed	528	2	46	3	569
Commercial mortgage-backed	1,968	—	76	6	2,038
Other asset-backed securities	6,926	7	71	23	6,967
Total Debt Securities	$51,206	$9	$2,790	$612	$53,375

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

	Percent of Total Debt Securities Carrying Value
	September 30,	December 31,
Investment Rating	2022	2021
AAA	15.3%	14.5%
AA	8.8%	9.6%
A	29.9%	28.5%
BBB	38.2%	40.9%
Investment grade	92.2%	93.5%
BB	4.0%	3.6%
B and below	3.8%	2.9%
Below investment grade	7.8%	6.5%
Total debt securities	100.0%	100.0%

Item 2 | Management’s Discussion and Analysis | Investments
Unrealized Losses

The following tables summarize the amount of gross unrealized losses, fair value and the number of securities aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (in millions):

	September 30, 2022			December 31, 2021
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$276	$2,260	41	$2	$107	16
Other government securities	256	1,371	154	17	252	23
Public utilities	659	4,476	530	17	721	93
Corporate securities	3,217	19,878	2,649	180	6,343	728
Residential mortgage-backed	40	293	217	3	174	109
Commercial mortgage-backed	146	1,537	192	5	314	37
Other asset-backed securities	519	4,912	610	22	3,224	338
Total temporarily impaired securities	$5,113	$34,727	4,393	$246	$11,135	1,344

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$732	$1,634	8	$299	$3,190	7
Other government securities	6	47	10	—	4	2
Public utilities	152	336	55	7	99	8
Corporate securities	1,143	2,704	396	58	661	69
Residential mortgage-backed	12	71	75	—	11	12
Commercial mortgage-backed	27	95	16	1	30	3
Other asset-backed securities	51	309	41	1	11	3
Total temporarily impaired securities	$2,123	$5,196	601	$366	$4,006	104

	Total			Total
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities (1)	Losses		securities (1)
U.S. government securities	$1,008	$3,894	43	$301	$3,297	23
Other government securities	262	1,418	164	17	256	25
Public utilities	811	4,812	575	24	820	101
Corporate securities	4,360	22,582	2,936	238	7,004	797
Residential mortgage-backed	52	364	292	3	185	121
Commercial mortgage-backed	173	1,632	207	6	344	40
Other asset-backed securities	570	5,221	651	23	3,235	341
Total temporarily impaired securities	$7,236	$39,923	4,868	$612	$15,141	1,448
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

The increase in rates on U.S. Treasury securities and the widening credit spreads of investment grade corporate securities resulted in the reduction in fair values and increase in unrealized losses during the nine months ended September 30, 2022. Of the $6,624 million total increase in unrealized losses and the $24,782 million additional fair value on securities with an associated unrealized loss, $2,784 million and $5,219 million, respectively, are associated with assets subject to funds withheld agreements.

Item 2 | Management’s Discussion and Analysis | Investments
Evaluation of Available-For-Sale Debt Securities

See Note 4 to Condensed Consolidated Financial Statements for information about how we evaluate our available-for-sale debt securities for credit loss.

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Available-for-sale securities
Realized gains on sale	$3	$28	$32	$149
Realized losses on sale	(57)	(1)	(298)	(59)
Credit loss income (expense)	(6)	(17)	(5)	(10)
Credit loss income (expense) on mortgage loans	(5)	14	(2)	62
Other (1)	59	13	142	62
Net gains (losses) excluding derivatives and funds withheld assets	(6)	37	(131)	204
Net gains (losses) on derivative instruments	870	(1,301)	4,362	(1,413)
Net gains (losses) on funds withheld reinsurance treaties	555	(115)	2,660	15
Total net gains (losses) on derivatives and investments	$1,419	$(1,379)	$6,891	$(1,194)

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

	September 30,	December 31,
	2022	2021
	(in millions)
Common Stock	$92	$78
Preferred Stock	116	168
Mutual Funds	26	33
Total	$234	$279

Mortgage Loans

Commercial mortgage loans of $10.5 billion and $10.5 billion at September 30, 2022 and December 31, 2021, respectively, are reported net of an allowance for credit losses of $76 million and $85 million at each date, respectively. At September 30, 2022, commercial mortgage loans were collateralized by properties located in 38 states, the District of Columbia, and Europe. Residential mortgage loans of $1,280 million and $939 million at September 30, 2022 and December 31, 2021, respectively, are reported net of an allowance for credit losses of $3 million and $9 million at each date, respectively. Loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe.

Item 2 | Management’s Discussion and Analysis | Investments
The table below presents the carrying value, net of allowance of credit loss, of our mortgage loans by property type:

	September 30,	December 31,
	2022	2021
	(in millions)
Commercial:
Apartment	$3,775	$3,755
Hotel	1,025	1,054
Office	1,885	1,889
Retail	2,093	2,104
Warehouse	1,673	1,741
Total Commercial	$10,451	$10,543
Residential	1,280	939
Total	$11,731	$11,482
The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	September 30,	December 31,
	2022	2021
	(in millions)
United States:
East North Central	$1,166	$1,184
East South Central	537	491
Middle Atlantic	1,624	1,558
Mountain	604	688
New England	475	452
Pacific	3,079	2,897
South Atlantic	2,220	2,295
West North Central	560	552
West South Central	953	829
Total United States	11,218	10,946
Foreign	513	536
Total	$11,731	$11,482

Item 2 | Management’s Discussion and Analysis | Investments
The following table provides information about the credit quality of our mortgage loans:

	September 30,	December 31,
	2022	2021
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$9,738	$9,819
70% - 80%	675	670
80% - 100%	29	44
Greater than 100%	9	10
Total	10,451	10,543

Residential mortgage loans
Performing	1,207	727
Nonperforming (1)	73	212
Total	1,280	939

Total mortgage loans	$11,731	$11,482

(1) As of September 30, 2022 and December 31, 2021, includes $48 million and $202 million of loans purchased when the loans were greater than 90 days delinquent and $14 million and $5 million of loans in process of foreclosure, respectively, and are supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	September 30,
	2022	2021
	(in millions)
Balance at beginning of year	$94	$179
Provision (release)	(15)	(83)
Balance at end of period	$79	$96

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

At September 30, 2022, there was $17 million of recorded investment, $18 million of unpaid principal balance, no related loan allowance, $15 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

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

Item 2 | Management’s Discussion and Analysis | Investments
Derivative Instruments

The following table presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments (in millions):

	September 30, 2022
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,825	$92	$166	$(74)
Equity index call options	15,500	27	—	27
Equity index futures (2)	28,891	—	—	—
Equity index put options	33,000	1,564	—	1,564
Interest rate swaps	7,728	4	238	(234)
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	22,000	—	1,781	(1,781)
Interest rate futures (2)	55,071	—	—	—
Total return swaps	739	80	—	80
Total freestanding derivatives	166,254	1,767	2,185	(418)
Embedded derivatives
Variable annuity embedded derivatives (3)	N/A	484	—	484
Fixed index annuity embedded derivatives (4)	N/A	—	967	(967)
Registered index linked annuity embedded derivatives (4)	N/A	—	10	(10)
Total embedded derivatives	N/A	484	977	(493)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	32	—	32
Cross-currency forwards	1,460	151	40	111
Funds withheld embedded derivative (5)	N/A	3,332	—	3,332
Total derivatives related to funds withheld under reinsurance treaties	1,618	3,515	40	3,475
Total	$167,872	$5,766	$3,202	$2,564

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
(5) Included within funds withheld payable under reinsurance treaties on the Condensed Consolidated Balance Sheets.

Item 2 | Management’s Discussion and Analysis | Investments

	December 31, 2021
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,767	$55	$35	$20
Equity index call options	21,000	606	—	606
Equity index futures (2)	18,258	—	—	—
Equity index put options	27,500	150	—	150
Interest rate swaps	7,728	430	—	430
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	19,000	133	—	133
Interest rate futures (2)	912	—	—	—
Total return swaps	—	—	—	—
Total freestanding derivatives	97,665	1,374	35	1,339
Embedded derivatives
Variable annuity embedded derivatives (3)	N/A	—	2,626	(2,626)
Fixed index annuity embedded derivatives (4)	N/A	—	1,439	(1,439)
Registered index linked annuity embedded derivatives (4)	N/A	—	6	(6)
Total embedded derivatives	N/A	—	4,071	(4,071)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	10	1	9
Cross-currency forwards	1,119	33	5	28
Funds withheld embedded derivative (5)	N/A	—	120	(120)
Total derivatives related to funds withheld under reinsurance treaties	1,277	43	126	(83)
Total	$98,942	$1,417	$4,232	$(2,815)

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

Item 2 | Management’s Discussion and Analysis | Investments
Investment Income

Our sources of net investment income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Debt securities (1)	$306	$272	$792	$872
Equity securities	(25)	—	(18)	6
Mortgage loans	70	79	211	242
Policy loans	18	20	52	55
Limited partnerships	(7)	193	151	586
Other investment income	14	2	25	10
Total investment income excluding funds withheld assets	376	566	1,213	1,771

Net investment income on funds withheld assets	313	300	937	884

Investment expenses:
Derivative trading commission	(3)	(1)	(5)	(2)
Depreciation on real estate	(2)	(4)	(8)	(8)
Expenses related to consolidated entities (2)	(26)	(8)	(62)	(24)
Other investment income (expense) (3)	(18)	(16)	(53)	(53)
Total investment expenses	(49)	(29)	(128)	(87)
Net investment income	$640	$837	$2,022	$2,568

(1) Includes unrealized gains and losses on trading securities and includes $(8) million and $(103) million for the three and nine months ended September 30, 2022, respectively, and $(1) and $37 million for the three and nine months ended September 30, 2021, respectively, related to the change in fair value for securities carried under the fair value option.
(2) Includes interest expense and change in fair value related to notes issued by consolidated VIE's, management fees, administrative fees, legal fees, and other expenses related to the consolidation of certain investments.
(3) Includes interest expense, investment software expense, custodial fees, and other bank fees; institutional product issuance related expenses; and other expenses.

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

As an insurance company, a substantial portion of our profits are derived from fee income and the invested assets backing our policy and contract liabilities, which includes separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of September 30, 2022, 88% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 9% were in our Closed Life and Annuity Blocks segment.

The table below represents a breakdown of our policy and contract liabilities:

September 30, 2022	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Total
	(in millions)
Variable Annuities	$184,976	$2,691	$10,751	$198,418
Registered Index Linked Annuities	—	—	1,235	1,235
Fixed Annuities	—	848	11,451	12,299
Fixed Index Annuities	—	—	12,126	12,126
Payout Annuities	—	—	1,375	1,375
Total Retail Annuities	184,976	3,539	36,938	225,453
Total Institutional Products	—	—	8,358	8,358
Traditional Life	—	4,564	4,158	8,722
Interest-sensitive Life	66	1,735	7,195	8,996
Group Payout Annuities	—	4,660	—	4,660
Other Annuities	—	18	1,345	1,363
Total Closed Life and Annuity Blocks	66	10,977	12,698	23,741
Total Policy and Contract Liabilities	185,042	14,516	57,994	257,552
Claims payable and other	—	1,614	180	1,794
Total	$185,042	$16,130	$58,174	$259,346

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities

December 31, 2021	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Total
	(in millions)
Variable Annuities	$248,859	4,609	9,751	263,219
Registered Index Linked Annuities	—	—	110	110
Fixed Annuities	—	858	12,316	13,174
Fixed Index Annuities	—	50	13,161	13,211
Payout Annuities	—	—	1,399	1,399
Total Retail Annuities	248,859	5,517	36,737	291,113
Total Institutional Products	—	—	8,830	8,830
Traditional Life	—	4,762	4,161	8,923
Interest-sensitive Life	90	1,797	7,410	9,297
Group Payout Annuities	—	4,895	—	4,895
Other Annuities	—	17	1,399	1,416
Total Closed Life and Annuity Blocks	90	11,471	12,970	24,531
Total Policy and Contract Liabilities	248,949	16,988	58,537	324,474
Claims payable and other	—	1,679	189	1,868
Total	$248,949	$18,667	$58,726	$326,342

As of September 30, 2022, $185.0 billion or 72% of our policy and contract liabilities were backed by separate accounts assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets. We generate revenue on our separate account liabilities primarily from asset-based fee income. Separate account assets and associated liabilities are subject to variability driven by the performance of the underlying investments, which are exposed to fluctuations in equity markets and bond fund valuations. As a result, revenue derived from asset-based fee income is similarly subject to variability in line with the variability of the underlying separate account assets.

As of September 30, 2022, $49.3 billion or 19% of our policy and contract liabilities were backed by our investment portfolio and $23.2 billion reinsured by Athene, were backed by funds withheld assets. Our variable annuity fixed account option, variable annuity guaranteed benefit and other reserves, our RILA and fixed annuities and fixed index annuities reserves, not reinsured, our Institutional Products segment reserves, as well as our Closed Life and Annuity Blocks segment reserves, were primarily backed by our investment portfolio. As of September 30, 2022, our general account policy and contract liabilities, net of those ceded to Athene, were composed of 3% for registered index linked annuities, 5% for fixed index annuities and fixed deferred and payout annuities, 17% for Institutional Products segment, 21% for fixed account option variable annuities, 6% for guaranteed benefit and other variable annuity reserves, and a 48% Closed Life and Annuity Block segment reserves. As of September 30, 2022, 38% of our fixed annuity and fixed index annuity policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. As of September 30, 2022, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed index annuities and fixed annuities. As of September 30, 2022, 94% of fixed annuity, fixed-indexed annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate.

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

The discussion below describes our liquidity and capital resources for the nine months ended September 30, 2022 and 2021.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Net cash provided by (used in) operating activities	$2,941	$3,535
Net cash provided by (used in) investing activities	2,469	624
Net cash provided by (used in) financing activities	(2,700)	(3,696)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,710	463
Cash, cash equivalents, and restricted cash at beginning of period	2,631	2,019
Total cash, cash equivalents, and restricted cash at end of period	$5,341	$2,482

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

Cash flows provided by (used in) operating activities decreased $594 million to $2,941 million for the nine months ended September 30, 2022 from $3,535 million for the nine months ended September 30, 2021. This decrease was primarily due to lower investment income as a result of lower income on limited partnership investments in 2022, compared to the prior year.

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

Cash flows provided by (used in) investing activities increased $1,845 million to $2,469 million during the nine months ended September 30, 2022 from $624 million during the nine months ended September 30, 2021. This increase was primarily due to inflows related to our hedging program for derivative settlements and collateral predominantly resulting from movements in the equity markets in 2022 compared to outflows in 2021, partially offset by lower sales of funds withheld assets in 2022, as compared to 2021.

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

Cash flows provided by (used in) financing activities increased $996 million to $(2,700) million during the nine months ended September 30, 2022 from $(3,696) million during the nine months ended September 30, 2021. This increase was primarily due to decreased withdrawals of policyholders' account balances during 2022 compared to 2021. This favorable variance was partially offset by higher inflows in the prior year related to debt agreements entered into in 2021.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, claim, expense and statutory reserve items) and model-based components. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of September 30, 2022, our insurance companies were well in excess of the minimum required capital levels. Jackson is also subject to risk-based capital guidelines that provide a method to measure the adjusted capital that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of Jackson’s investments and products.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Subject to these limitations, our insurance company subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile, subject to prior notification to the appropriate regulatory agency. Any distributions above the amount permitted by statute in any twelve-month period are considered extraordinary dividends, and the approval of the appropriate regulator is required prior to payment. In Michigan, the Director of the Michigan Department of Insurance and Financial Services (the Michigan Director of Insurance) may limit, or not permit, the payment of dividends from either Jackson or Brooke Life, Jackson's direct parent company, if it determines that the surplus of either these subsidiaries is not reasonable in relation to their outstanding liabilities and is not adequate to meet their financial needs, as required by Michigan insurance law. Unless otherwise approved by the Michigan Director of Insurance, dividends may only be paid from earned surplus. Also, surplus note arrangements and interest payments must be approved by the Michigan Director of Insurance and such interest payments to related parties reduce the otherwise calculated ordinary dividend capacity for that period. In New York, all dividends require approval from the New York State Department of Financial Services.

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

On March 1, 2022, Jackson remitted a $600 million return of capital to its parent company, Brooke Life. Brooke Life subsequently paid a $510 million ordinary dividend to its ultimate parent, Jackson Financial. In addition, for the three and nine months ended September 30, 2022, Brooke Life paid $45 million and $90 million of interest associated with the $2 billion surplus note between Brooke Life and Jackson Finance, LLC ("Jackson Finance"), a subsidiary of Jackson Financial, respectively.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Liquidity requirements are principally for purchases of new investments, management of derivative related margin requirements, repayment of principal and interest on debt, payments of interest on surplus notes, funding of insurance product liabilities including payments for policy benefits, surrenders, maturities and new policy loans, funding of expenses including payment of commissions, operating expenses and taxes. As of September 30, 2022, Jackson’s outstanding surplus notes and bank debt included $62 million of bank loans from the Federal Home Loan Bank of Indianapolis ("FHLBI"), collateralized by mortgage-related securities and mortgage loans and $250 million of surplus notes maturing in 2027. Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders, and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio.

Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements, including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of September 30, 2022, approximately half of Jackson’s general account reserves are either not surrenderable, included surrender charges greater than 5%, or market value adjustments to discourage early withdrawal of policy and contract funds.

The liquidity sources for our insurance company subsidiaries are their cash, short-term investments, sales of publicly traded bonds, insurance premiums, fees charged on our products, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of a short-term borrowing facility with the FHLBI.

Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of September 30, 2022, the portfolio of cash, short-term investments and privately and publicly traded securities and equities, which are unencumbered and unrestricted to sale, amounted to $23.6 billion.

Our Indebtedness

Senior Notes

On June 8, 2022, the Company issued $750 million aggregate principal amount of its senior unsecured notes, consisting of $400 million aggregate principal amount of 5.170% Senior Notes due June 8, 2027 and $350 million aggregate principal amount of 5.670% Senior Notes due June 8, 2032. The net proceeds of these notes were used, together with cash on hand, to repay the Company’s $750 million aggregate principal amount term loan due February 2023.

On November 23, 2021, the Company issued $1.6 billion aggregate principal amount of its senior unsecured notes consisting of $600 million aggregate principal amount of 1.125% Senior Notes due November 22, 2023, $500 million aggregate principal amount of 3.125% Senior Notes due November 23, 2031, and $500 million aggregate principal amount of 4.000% Senior Notes due November 23, 2051. The proceeds of these notes were used, together with cash on hand, to repay the Company’s $1.6 billion aggregate principal amount term loan that was due May 2022.

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

The credit agreement contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). Such covenants, among other things, restrict, subject to certain exceptions, our ability to pay dividends and distributions or repurchase common shares if a default or event of default has occurred and is continuing (with such negative covenant dropping away if our long term unsecured senior, non-credit enhanced, debt ratings are either (x) BBB+ or better from S&P or (y) Baa1 or better from Moody’s), incur additional indebtedness, create liens on our or our subsidiaries’ assets and make fundamental changes. The credit agreement contains financial maintenance covenants, including a minimum adjusted consolidated net worth test of no less than 70% of our adjusted consolidated net worth as of the date of the Demerger (taking into account 50% of the proceeds of any additional equity issuances) and a maximum consolidated indebtedness to total capitalization ratio test not to exceed 35%. We were in compliance with these covenants at September 30, 2022.

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes were issued pursuant to Rule 144A under the Securities Act of 1933, as amended, and are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5 million and $15 million for both the three and nine months ended September 30, 2022 and 2021, respectively.

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

Federal Home Loan Bank

Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of September 30, 2022 and December 31, 2021, Jackson held a bank loan with an outstanding balance of $62 million and $67 million, respectively.

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

Delaware law requires that dividends be paid and stock repurchases made only out of “surplus,” which is defined as the fair market value of our net assets, minus our stated capital; or out of the current or the immediately preceding year’s earnings. JFI is a holding company and has no direct operations. All our business operations are conducted through our subsidiaries. Any dividends we pay or stock repurchases we make will depend upon the funds legally available for distribution, including dividends or distributions from our subsidiaries to us. The states in which our insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to their parent companies. These restrictions are based in part on the prior year’s statutory income and surplus, as well as earned surplus. Such restrictions, or any future restrictions adopted by the states in which our insurance subsidiaries are domiciled, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable by our subsidiaries without affirmative approval of state regulatory authorities. See “Holding Company Liquidity – Distributions from our Insurance Company Subsidiaries” above, and “Part I, Item 1A. Risk Factors—As a holding company, JFI depends on the ability of its subsidiaries to meet its obligations and liquidity needs, including dividends and stock repurchases” in our 2021 Annual Report.

Dividends to Shareholders and Share Repurchases

During the third quarter of 2022, we paid a cash dividend of $0.55 per share on JFI's common stock totaling $49 million. On November 7, 2022, our Board of Directors approved a fourth quarter cash dividend on JFI's common stock of $0.55 per share, payable on December 15, 2022 to shareholders of record on December 1, 2022.

We repurchased a total of 1,200,000 shares and a total of 6,504,464 shares of common stock for an aggregate purchase price of $39 million and $245 million in the three and nine months ended September 30, 2022, respectively, which were funded with cash on hand.

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

Our principal insurance company subsidiaries are rated by A.M. Best, S&P, Moody’s and Fitch. Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurer or reinsurer to meet its obligations under an insurance policy or reinsurance arrangement and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the company and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to customers, distribution partners and ceding companies and are not directed toward the protection of investors. Financial strength ratings are not recommendations to buy, sell or hold securities and may be revised or revoked at any time at the sole discretion of the rating organization.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
As of November 3, 2022, the financial strength ratings of our principal insurance subsidiaries were as follows:

Company	A.M. Best	Fitch	Moody’s	S&P
Jackson National Life Insurance Company
Rating	A	A	A2	A
Outlook	stable	stable	negative	stable
Jackson National Life Insurance Company of New York
Rating	A	A	A2	A
Outlook	stable	stable	negative	stable
Brooke Life Insurance Company
Rating	A
Outlook	stable

In evaluating a company’s financial strength, the rating agencies evaluate a variety of factors including our strategy, market positioning and track record, mix of business, profitability, leverage and liquidity, the adequacy and soundness of our reinsurance, the quality and estimated market value of our assets, the adequacy of our surplus, our capital structure, and the experience and competence of our management.

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

Off–Balance Sheet Arrangements

We do not have any off–balance sheet arrangements as of September 30, 2022.

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

We describe in the Company's Form 10, Note 2—Restatement of Previously Issued Financial Statements to our audited financial statements, the background to the restatement of our previously-issued audited financial statements for the year ended December 31, 2020. Our management has concluded that the restatement resulted from a material weakness in our internal control over financial reporting as of December 31, 2020. Due to this material weakness in our disclosure controls and procedures and internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

As described above, the Company has taken steps to remediate the material weakness in its internal control over financial reporting and is implementing additional controls to remediate the material weakness. Other than these additional controls, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 14 to Condensed Consolidated Financial Statements included elsewhere in this Report.

Item 1A. Risk Factors.

Below is a change to the risk factors described in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report:

The paragraph labelled, “Changes in U.S. federal income or other tax laws or the interpretation of tax laws could affect sales of our products and profitability.” under “Risk Factors – Risks Relating to Legal, Tax and Regulatory Matters” is amended as follows:

Changes in U.S. federal income or other tax laws or the interpretation of tax laws could affect sales of our products and profitability, and our cash flows and statutory capital.

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

The recently enacted Inflation Reduction Act of 2022 (“IRA”) establishes a new 15 percent corporate alternative minimum tax (“AMT”) on corporations that have an average adjusted financial statement income in excess of $1 billion over a three-year period and is effective January 1, 2023. The implementation of the AMT contemplates that the U.S. Department of Treasury issues final regulatory guidance, which is expected throughout 2023. It remains difficult to predict whether the final guidance will provide further definition of adjusted financial statement income. In the absence of further guidance, we may be required to pay tax equal to 15 percent of our pre-tax financial statement income, as adjusted by the AMT, which includes certain items that are non-economic and can fluctuate significantly based on the movement of interest rates and equity markets. This may have a material adverse impact on our cash flows and statutory capital position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (2)
July 1, 2022 - July 31, 2022 (1)
Share repurchase program	—	$—	—	$183
Employee transactions (3)	N/A	N/A	N/A	N/A

August 1, 2022 - August 31, 2022
Share repurchase program	700,000	33.43	700,000	160
Employee transactions (3)	N/A	N/A	N/A	N/A

September 1, 2022 - September 30, 2022
Share repurchase program	500,000	31.79	500,000	144
Employee transactions (3)	549	32.03	N/A	N/A

Totals
Share repurchase program	1,200,000		1,200,000
Employee transactions (3)	549		N/A
	1,200,549		1,200,000

(1) Includes repurchases of shares under Class A Common Stock repurchase agreements with Athene.
(2) On February 28, 2022, our Board of Directors authorized an increase of $300 million to the existing share repurchase authorization. For more information on common stock repurchases, see Note 18 to Condensed Consolidated Financial Statements included elsewhere in this Report.
(3) Includes shares withheld pursuant to the terms of awards under the Company's 2021 Omnibus Incentive Plan to offset tax withholding obligations that occur upon vesting and release of shares, which are treated as share repurchases. The value of the shares withheld is the closing price of common stock of Jackson Financial Inc. on the date the relevant transaction occurs.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Adoption of JFI Severance Plan

On November 7, 2022, the Compensation Committee (the “Committee”) of the Board of Directors (the "Board") and the Board of Jackson Financial Inc. (the “Company”) adopted the Jackson Financial Inc. Severance Plan (“Plan”) to provide severance benefits for a group of management employees, including the Company's chief executive officer (the "CEO"), its chief financial officer ("CFO") and its other named executive officers. The Plan is effective as of November 7, 2022.

As it relates to the senior leadership team, the Plan provides for a lump sum cash payment to a participant in the event that participant's termination without cause by the Company or termination by that participant for good reason. The “senior leadership team” includes the CEO, the CFO and the other named executive officers, as well as other members of management at the same job grade. The lump sums are calculated, as follows:

a.for the CEO, a two times multiple of the “severance compensation basis”; and
b.for other members of the senior leadership team, a multiple ranging from 1.0 to 1.5 of the “severance compensation basis.”

The Plan also covers other members of management. For further information on that coverage, see the Plan, which is filed as an exhibit to this Report.

The “severance compensation basis” includes a participant’s annual base salary, target annual bonus for the year in which termination occurs, target annual production-related sales compensation (if any), and the amount required for 12 months of COBRA continuation coverage.

The Plan also provides for the payment of a pro-rated annual bonus for the year in which termination occurs, and if termination occurs before a bonus for the immediately prior year is paid, an earned annual bonus for that prior year. The participant’s receipt of the lump sum cash payment, prorated annual bonus, and, if applicable, earned annual bonus is subject to conditions, including that participant's compliance with non-compete and non-solicitation provisions in the severance agreement and that participant's execution and non-revocation of an acceptable release of claims in favor of the Company. The foregoing payments are in addition to payments in respect of "accrued rights," which include: accrued but unpaid base salary, earned but unpaid special compensation for periods employed in a special compensation-eligible role, and benefits provided under the Company’s employee benefit plans upon termination of employment.

In the event of termination due to death or disability, the Plan provides for payment to the participant of the accrued rights (but not the lump sum payment), a pro-rated annual bonus for the year in which death or disability occurs and an earned bonus, if death or disability occurs before a bonus for the immediately prior year is paid. In the event of termination for cause, the Plan provides for payment of only the accrued rights (and not a lump sum cash payment, a pro-rated annual bonus, or an earned annual bonus), and the participant is ineligible to receive any other benefits in connection with such termination.

If a participant holds outstanding long-term incentive awards, those awards are treated in the manner set forth in the relevant plan document and award agreement.

The Committee may amend or terminate the Plan at any time and for any reason, subject to the requirement that six months’ prior notice be given to affected participants of any or amendment or termination that materially and adversely affects their rights.

This summary of the Plan is qualified in its entirety by reference to the Plan, which is filed as an exhibit to this Report and is incorporated herein by this reference.

Item 6. Exhibits.

The following documents are filed as exhibits hereto:

Number	Description
10.1*†	Jackson Financial Inc. Severance Plan.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: November 10, 2022	By:	/s/ Marcia Wadsten
Marcia Wadsten
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)