Form 10-K
period 2022-12-31
Jackson Financial Inc.
filed 2023-03-01
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter) was approximately $1.9 billion.
As of February 22, 2023, there were 82,281,061 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on May 19, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Form 10-K) where indicated. The registrant's definitive 2023 proxy statement is expected to be filed on or about April 4, 2023.

Principal Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI" or "Jackson Financial")
Jackson	Jackson National Life Insurance Company, a Company subsidiary.
Brooke Life	Brooke Life Insurance Company, a Company subsidiary and the direct parent company of Jackson National Life Insurance Company
Jackson Finance	Jackson Finance, LLC, a Company subsidiary
PPMH	PPM Holdings, Inc., a Company subsidiary
PPM	PPM America, Inc., a subsidiary of PPMH
ACL	Allowance for credit loss
Account value or account balance	The amount of money in a customer’s account. For example, the value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Athene	Athene Life Re Ltd. and its affiliates and permitted transferees, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
Athene Equity Investment	The July 2020 investment of $500 million by Athene in JFI for Class A Common Stock and Class B Common Stock, representing approximately 9.9% of the total combined voting power and approximately 11.1% of the total common stock of the Company.
Athene Reinsurance Transaction	The funds withheld coinsurance agreement with Athene on June 18, 2020, effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions
Athene Transactions	The Athene Reinsurance Transaction and the Athene Equity Investment, together
AUM ("Assets under management")	Investment assets that are managed by one of our subsidiaries and includes: (i) the assets in our investment portfolio managed by PPM, which excludes assets held in funds withheld accounts for reinsurance transactions, (ii) third-party assets managed by PPM, including those for Prudential and its affiliates or third parties, and (iii) the separate account assets of our Retail Annuities segment that Jackson National Asset Management, LLC ("JNAM") manages and administers.
Benefit base	A notional amount (not actual cash value) used to calculate an account owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may have different benefit bases.
CMBS	Commercial mortgage-backed securities
DAC ("Deferred acquisition costs")	Represent the incremental costs related directly to the successful acquisition of new, and certain renewal, insurance policies and annuity contracts, which are deferred on the balance sheet as an asset
DDTL Facility	Delayed Draw Term Loan Facility
Deferred tax asset or Deferred tax liability	Assets or liabilities that are recorded for the difference between book basis and tax basis of an asset or a liability
DSI ("Deferred sales inducements")	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.
Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.
Fixed Index Annuity	An annuity with an ability to share in the upside from certain financial markets, such as equity indices, and provides downside protection

Form 10	Form 10 registration statement registering the Company’s Class A Common Stock under the Securities Exchange Act of 1934, as amended, which became effective on August 6, 2021.
General account assets	The assets held in the general accounts of our insurance companies
GIC	Guaranteed investment contract
Guarantee Fees	Fees charged on annuities for optional benefit guarantees
GMAB ("Guaranteed minimum accumulation benefit")	An add-on benefit (enhanced benefits available for an additional cost) that entitles an owner to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.
GMDB ("Guaranteed minimum death benefit")	An add-on benefit (enhanced benefits available for an additional cost) that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner.
GMIB ("Guaranteed minimum income benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value
GMWB ("Guaranteed minimum withdrawal benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value
GMWB for Life ("Guaranteed minimum withdrawal benefit for life")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year, for the duration of the policyholder’s life, regardless of account performance.
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
Net flows	Net flows represent the net change in customer account balances during a period, including gross premiums, surrenders, withdrawals and benefits. Net flows exclude investment performance, interest credited to customer accounts and policy charges.
RBC ("Risk-based capital")	Statutory minimum level of capital that is required by regulators for an insurer to support its operations.
RILA	A registered index-linked annuity, which offers market index-linked investment options, subject to a cap, and offers a variety of guarantees designed to modify or limit losses
RMBS	Residential mortgage-backed securities
Variable annuity	An annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments
VIE	Variable interest entity

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

The information in this Annual Report on 10-K (this “Form 10-K”) contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this Form 10-K not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident” and “commit” or similar expressions. In particular, statements regarding plans, strategies, prospects, targets and expectations regarding the business and industry are forward-looking statements. They reflect expectations, are not guarantees of performance and speak only as of the dates the statements are made. We caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. Factors that could cause actual results to differ materially from those in the forward-looking statements include those reflected in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K and elsewhere in Jackson Financial Inc.’s filings with the U.S. Securities and Exchange Commission (the "SEC"). Except as required by law, Jackson Financial Inc. does not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.

Part I

Item 1. Business

Overview

Jackson Financial Inc. (“Jackson Financial” or "JFI"), is a financial services company focused on helping Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life in the United States (“U.S.”). We believe we are well-positioned in our markets because of our differentiated products and our well-known brand among distributors and advisors. Our market position is supported by our efficient and scalable operating platform and industry-leading distribution network. We are confident these core strengths will enable us to grow as an aging U.S. population transitions into retirement. We refer to Jackson Financial and its subsidiaries collectively as the “Company,” “we,” “our” or “us.”

Jackson Financial, domiciled in the U.S., was previously a majority-owned subsidiary of Prudential plc (“Prudential”), London, England, and was the holding company for Prudential’s U.S. operations. The Company's demerger from Prudential was completed on September 13, 2021 (the "Demerger"), and the Company no longer is a majority-owned subsidiary of Prudential. See "Item 8. Financial Statements and Supplementary Data, Note 1. Business and Basis of Presentation" for further discussion of the Demerger.

Our principal operating subsidiary, Jackson National Life Insurance Company ("Jackson National Life" or "Jackson"), was founded in Jackson, Michigan in 1961. We are headquartered in Lansing, Michigan and maintain offices in Franklin, Tennessee and Chicago, Illinois. Our insurance company subsidiaries are licensed to distribute insurance products in all 50 U.S. states and the District of Columbia.

We offer a diverse suite of annuities to retail investors in the U.S. Our variable annuities have been among the best-selling products of their kind in the U.S. primarily due to the differentiated features we offer as compared to our competitors, in particular the wider range of investment options and greater freedom to invest across multiple investment options. We also offer fixed-index, fixed, and payout annuities. In the fourth quarter of 2021, we successfully launched Jackson Market Link ProSM and Jackson Market Link Pro AdvisorySM, our commission and advisory based suite of registered index-linked annuities ("RILAs"). We also entered the Defined Contribution market in the fourth quarter of 2021, as a carrier in the AllianceBernstein Lifetime Income Strategy.

We sell our products through an industry-leading distribution network that includes independent broker-dealers, wirehouses, regional broker-dealers, banks, independent registered investment advisors, third-party platforms and insurance agents. We were the fifth largest retail annuity company in the U.S. for the nine months ended September 30, 2022, and the largest for the year ended December 31, 2021, according to Life Insurance Marketing and Research Association ("LIMRA"), a worldwide insurance and related financial services trade association, as measured by sales. Total retail annuity sales for the years ended December 31, 2022 and 2021 were $15.7 billion and $19.3 billion, respectively.

Our operating platform is scalable and efficient. We administer approximately 78% of our in-force policies on our in-house policy administration platform. The remainder of our business is administered through established third-party arrangements. We believe our operating platform provides us with a competitive advantage by allowing us to grow efficiently and provide superior customer service while maintaining a combined statutory operating expense-to-asset ratio of 21 basis points at our principal insurance company subsidiaries for the year ended December 31, 2022, which we believe is among the lowest in the life and annuity industry.

Product design and pricing are key aspects of our risk management approach, as is our hedging program. We intend to continue using our diverse product offerings, distribution capabilities, and operating platform to pursue growth opportunities.

Part I | Item 1. Business | Overview
These core strengths enable us to produce an attractive financial profile, reflected by our track record of generating profitable growth and earning attractive risk-adjusted returns. In addition, we have shown a commitment to long-term capital return to shareholders through our share repurchase plan and shareholder dividends. The table below presents selected financial and operating measures:

	Years Ended December 31,
	2022	2021
	(in millions)
Total Sales	$18,135	$19,804
Assets Under Management ("AUM")	290,549	359,454
Net income (loss) attributable to Jackson Financial Inc.	5,697	3,183
Adjusted Operating Earnings (1)	1,443	2,398
Share repurchase program	283	211
Dividends on common shares	199	50
Return on Equity ("ROE")	60.7%	31.5%
Adjusted Operating ROE (1)	13.2%	28.6%
Total Financial Leverage Ratio (2)	18.3%	22.9%
Jackson statutory risk-based capital	544%	580%

(1) Non-GAAP Financial Measure. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Non-GAAP Financial Measures and Operating Measures” for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

(2) Total financial leverage is the ratio of total debt to the Total Adjusted Capitalization (combined total debt and Adjusted Book Value).

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

•    Interest credited on contract holder funds, net of deferrals and amortization;

•    Operating costs and other expenses, net of deferrals;

•    Interest expense on long-term debt; and

•    Amortization of deferred acquisition costs.

Part I | Item 1. Business | How We Generate Revenues and Profitability
Net Income Volatility

Our results experience net income volatility due to the mismatch between movements in our policyholder liabilities and the market driven movements in the derivatives used in our hedging program. Our hedging program is based on economic cash flow models of our liabilities, rather than the U.S. Generally Accepted Accounting Principles ("GAAP") accounting view of the embedded derivatives. We do not directly seek to offset the movement in our U.S. GAAP liabilities from changes in market conditions. As a result, the changes in the value of the derivatives used as part of the hedging program are not expected to match the movements in the hedged liabilities on a U.S. GAAP basis from period to period, resulting in volatility as a result of changes in fair value recorded to net income. Accordingly, we evaluate and manage the performance of our business using Adjusted Operating Earnings, a non-GAAP financial measure that reduces the impact of market volatility by excluding changes in fair value of freestanding and embedded derivative instruments, among other items. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" and "Key Operating Measures” for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

Our Product Offerings by Segment

We manage our business through three segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report certain activities and items that are not included in these segments in Corporate and Other, including the results of PPM Holdings, Inc. ("PPMH"), the holding company of PPM America Inc. ("PPM"), a wholly-owned subsidiary of Jackson Financial.

Retail Annuities

We are one of the leading providers of annuities in the U.S. retirement market. Our Retail Annuities segment includes our variable, fixed index, fixed, and payout annuities as well as our Registered Index-Linked Annuities, or RILA, and our lifetime income solutions offering in the defined contribution market.
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

Variable Annuities

Our variable annuities offer our customers full participation in market returns through a broad selection of funds in a variety of investment styles, including equities and fixed income. Our customers have the freedom to allocate their savings across this wide range of investment options, even if an optional guaranteed benefit is elected. Our variable annuities offer a range of optional benefits to meet our customers’ needs. Optional benefits offer the customer guaranteed minimum protection based on their eligible contributions, adjusted for withdrawals, designed to protect against market volatility and investment performance risk. The principal features of our variable annuity optional guaranteed benefits are:

•Guaranteed minimum payments for the customer’s lifetime based on a fixed annual percentage of the benefit base, referred to as Guaranteed Minimum Withdrawal Benefits for Life, or GMWB for Life. As of December 31, 2022, 73% of our total variable annuity account value included a GMWB for Life optional guarantee benefit selection.
•Guaranteed minimum payments based on a fixed annual percentage of the benefit base, for at least the amount of the customer’s total eligible contributions, referred to as Guaranteed Minimum Withdrawal Benefits, or GMWB. As of December 31, 2022, 3% of our total variable annuity account value included a GMWB optional guaranteed benefit selection.

Part I | Item 1. Business | Our Product Offerings by Segment
•Death benefits that guarantee the annuity beneficiary will receive the higher of the current account value or the benefit base, which can be increased through roll-up and step-up features, referred to as an enhanced Guaranteed Minimum Death Benefit, or enhanced GMDB. As of December 31, 2022, 11% of our total variable annuity account value included an enhanced GMDB selection.

The investment freedom and optional guaranteed benefits valued by our customers and distribution partners have remained generally consistent over our history. As a result, we have strong brand recognition with distributors and advisors, as demonstrated by the +56 Net Promoter Score (“NPS”) for our variable annuities, compared to an industry average NPS of +41, based on advisor surveys conducted by Market Metrics in 2022. For the year ended December 31, 2022, we had variable annuity sales of $13.6 billion. As of December 31, 2022, we had variable annuity account value of $205.8 billion.

In addition, Jackson National Asset Management LLC’s ("JNAM") results are included within our Retail Annuities segment. The separate account assets associated with our variable annuities are managed by JNAM, a wholly-owned registered investment advisor that provides investment advisory, fund accounting and administration services to the funds offered within our variable annuities. JNAM selects, monitors and actively manages the investment advisors that manage the funds we offer within our variable annuities. JNAM also directly manages asset allocation for funds of funds offered within our variable annuities. As of December 31, 2022, JNAM managed $219.1 billion of assets.

In the fourth quarter of 2021, AllianceBernstein L.P. ("AllianceBernstein") added Jackson National Life to its platform of insurers that provide guaranteed income in its Lifetime Income Strategy retirement solution for defined contribution plans. Our presence in the defined contribution market helps ensure individuals have access to reliable retirement income generating a consistent, steady stream of lifetime income. Lifetime Income Strategy is offered to serve as a qualified default investment alternative. Similar to the GMWB options offered on our variable annuities, Lifetime Income Strategy is designed with a flexible guaranteed income option to offer plan participants control of their account, full access to their money and guaranteed income in retirement. For the year ended December 31, 2022, we had defined contribution products sales of $696 million through the platform.

Fixed Index Annuities

Our fixed index annuities offer a guaranteed minimum crediting rate that may be lower than a traditional fixed annuity and allow the customer discretion in the allocation of assets to either fixed accounts (which offer a fixed interest rate that is similar to our fixed annuities regardless of market performance) or to indexed funds with the potential for additional growth based on the performance of a reference market index (generally, the S&P 500 or MSCI Europe, Australasia, and Far East index), subject to a cap. Our fixed index annuities also offer an optional guaranteed minimum payments for life benefit. For the year ended December 31, 2022, we had fixed index annuity sales of $126 million. As of December 31, 2022, we had fixed index annuity account value of $415 million, net of reinsurance.

Fixed Annuities

Our fixed annuities offer a guaranteed minimum crediting rate that is typically higher than the interest rates offered by bank savings accounts or money market funds. In addition to our traditional fixed annuities, we currently market multi-year guaranteed annuities with three different guaranteed crediting rate periods. Our fixed annuities do not offer guaranteed minimum payments for life benefits but can be annuitized or converted into a series of income payments that offers such benefits, such as payout annuities. For the year ended December 31, 2022, we had fixed annuity sales of $162 million. As of December 31, 2022, we had fixed annuity account value of $1.2 billion, net of reinsurance.

RILA

The registered index-linked annuity market has been the fastest growing category for the annuity market over the last five years, growing at a compound annual growth rate of 9% from 2017 through 2022. Our RILA suite, Jackson Market Link ProSM and Jackson Market Link Pro AdvisorySM, offers our customers exposure to market returns through market index-linked investment options, subject to a cap, and offers a variety of guarantees designed to modify or limit losses. Our RILA generally includes a guaranteed minimum payment to beneficiaries upon death. Our RILA offers a number of options for a customizable product, including several combinations of crediting strategies, index options, term lengths, and levels of downside protection in the form of "floors" or "buffers". Downside protection beyond a specified percentage loss is provided through a “floor,” which establishes the maximum percentage loss in the market index-linked investment option

Part I | Item 1. Business | Our Product Offerings by Segment
selected that a customer will experience in a down market. Any loss in excess of the floor is insured and borne by us. Partial downside protection is provided through a “buffer,” which establishes an initial range of loss in the market index-linked investment option selected (e.g., the first 20% of loss) that we will insure and bear. Any loss that exceeds the buffer will result in a loss of account value and be experienced by the customer. We believe the RILA market presents us with a compelling growth opportunity within our traditional channels with the potential to earn attractive risk-adjusted returns. Our first RILA sale occurred in the fourth quarter of 2021. For the year ended December 31, 2022, we had RILA sales of $1.8 billion.

Institutional Products

Our Institutional Products segment consists of traditional guaranteed investment contracts, funding agreements (including agreements issued in conjunction with our participation in the U.S. Federal Home Loan Bank ("FHLB") program) and medium-term funding agreement-backed notes. Our institutional products provide us with an additional source of investment spread-based income, and generally guarantee purchasers of our products the payment of principal and interest at a fixed or floating rate over a term of two to ten years. This investment spread-based income is generated based on the difference between the rate of return we earn on the deposit and the interest payable to the purchasers of these products. We typically issue institutional products on an opportunistic basis depending on both the risk-adjusted return on investment opportunities available and the prevailing cost of funding required by purchasers of our institutional products. For the year ended December 31, 2022, we had institutional product sales of $2.4 billion. As of December 31, 2022, we had institutional product account value of $9.0 billion.

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

We historically offered traditional and interest-sensitive life insurance products but discontinued new sales of life insurance products in 2012, as we believe opportunistically acquiring mature blocks of life insurance policies is a more efficient means of diversifying our in-force business than selling new life insurance products. As of December 31, 2022, we had more than 1.6 million policies in-force. At December 31, 2022, our Closed Life and Annuity Blocks segment had $23.4 billion of total reserves.

Corporate and Other

Corporate and Other includes the operations of PPMH, the holding company of PPM, and unallocated corporate income and expenses, as well as certain eliminations and consolidation adjustments.

PPM manages the majority of our general account investment portfolio. Our investment and asset allocation guidelines are designed to provide us with a competitive rate of return on invested assets, support the profitable growth of our business, and support our goal of maintaining appropriate capitalization from both a regulatory and ratings perspective. PPM also provides investment management services to Prudential affiliates in Asia, former affiliates in the United Kingdom and other third parties across markets, including public fixed income, private equity, private debt and commercial real estate. As of December 31, 2022, PPM managed approximately $71.5 billion of assets.

Distribution and Operations

Distribution Channels

As of December 31, 2022, our retail annuities are distributed through:
•approximately 534 distribution partners and more than 132,000 licensed and appointed advisors across three traditional broker-dealer channels including independent broker-dealers; banks and other financial institutions; and wirehouses and regional broker-dealers; and

Part I | Item 1. Business | Distribution and Operations
•more than 1,070 registered investment advisor firms with over 10,400 independent registered investment advisors ("iRIAs"), third-party platforms and insurance agents across our IPA channel (the “IPA channel”).

In addition, Jackson National Life Distributors, LLC ("JNLD") is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"), pursuant to the Exchange Act, and is registered as a broker-dealer in all applicable states.

Our strong presence in multiple distribution channels has helped position us as a leading provider of retirement savings and income solutions. According to LIMRA, for the nine months ended September 30, 2022, we accounted for 14.4% of new sales in the U.S. retail variable annuity market and ranked # 1 in variable annuity sales. Each of these channels is supported by our sizeable wholesaler field force, which is among the most productive in the annuity industry. According to the Market Metrics Q3 2022 Sales, Staffing, and Productivity Report, our $27 million variable annuity sales per wholesaler are tied with Equitable and Allianz for the highest in the industry while fielding 52 more wholesalers than Equitable and 68 more than Allianz. We are increasingly focused on growing sales through our IPA channel. We intend to facilitate the sale of annuities by registered investment advisors by offering them use of an insurance support desk that satisfies insurance-related licensing and regulatory requirements. We believe there is a significant long-term opportunity to grow annuity sales through registered investment advisors, who managed approximately $8.2 trillion in investor assets at the end of 2021, according to a report by Cerulli Associates.

We sell our institutional products through investment banks or other intermediaries to institutional and corporate investors, plan sponsors and other eligible purchasers.

Operating Platform

Our in-house policy administration platform gives us flexibility to administer multiple product types through a single platform. We have more than 3.0 million life and annuity policies and currently administer approximately 78% of our in-force policies on our in-house platform, eliminating the burdens, costs and inefficiencies that would be involved in maintaining multiple legacy administration systems. We also have scalable third-party administration agreements. Our ability to utilize both in-house and third-party administrative platforms gives us flexibility to convert and administer acquired business efficiently. We believe our operating platform provides a competitive advantage by allowing us to grow efficiently and provide superior customer service. We received the Contact Center of the Year award from Service Quality Measurement Group, Inc. ("SQM") for 2019 and 2020, and were a finalist for the 2021 and 2022 award. In 2022, Jackson received the Highest Customer Service — Financial Industry award from SQM for the 11th straight year. According to the Operations Managers’ Roundtable, we ranked 2nd for overall operational capabilities in 2021 and 2022 by our broker-dealer partners.

Underwriting and Product Design

Our key underwriting and product design practices include:

•In 2012, we developed and launched Elite Access, our investment-only variable annuity that does not include any guaranteed living benefits. Since that time, it has been the industry’s best-selling investment-only variable annuity. As of December 31, 2022, Elite Access represented 12% of our total variable annuity account value.
•All our variable annuities, including our flagship variable annuity, Perspective II, may be purchased without any guaranteed living benefits. As of December 31, 2022, variable annuities with no guaranteed living benefits (including investment-only variable annuities) represented 24% of our total variable annuity account value.
•For those products that include optional guaranteed benefits, we focus on living benefits that are easier to manage in terms of risk, such as GMWB and GMWB for Life. As of December 31, 2022, 75% of our total variable annuity account value included a GMWB or GMWB for Life guaranteed living benefit.
•We no longer offer guaranteed living benefits that we believe offer us a lower risk-adjusted return, such as Guaranteed Minimum Income Benefits, or GMIBs; instead, we utilize third-party reinsurance to mitigate the risks that we face relating to those benefits. As of December 31, 2022, less than 1% of our total variable annuity account value included a GMIB, substantially all of which has been reinsured.
•We have designed substantially all of our products such that the guarantee fee charged to the customer is calculated based on the benefit base, rather than the account value, which supports our hedging program by stabilizing the guarantee fees we earn.

Part I | Item 1. Business | Distribution and Operations
•Less than 5% of our in-force variable annuity policies, based on account value as of December 31, 2022, were sold prior to the 2008 financial crisis, a period when many variable annuities sold by our competitors were uneconomically priced and offered difficult to manage guarantee features.
•We successfully launched Jackson Market Link ProSM and Jackson Market Link Pro AdvisorySM, our commission and advisory based suite of RILAs, in the fourth quarter of 2021. For the year ended December 31, 2022, RILA sales of $1.8 billion represented 12% of our total retail annuities sales for the year.
•We successfully entered the Defined Contribution market as a carrier in the AllianceBernstein Lifetime Income Strategy in the fourth quarter of 2021. For the year ended December 31, 2022, we had sales of $696 million representing 4% of our total retail annuities sales for the year.

We set what we believe are appropriate mortality and policyholder behavior assumptions as part of our pricing and reserving practices. We monitor experience on a regular basis, and we incorporate new experience data and emerging trends to ensure our actuarial assumptions and models reflect the appropriate mix of all available information and expert judgment.

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

Historically, we have managed and diversified our overall mortality and longevity risks through acquisitions. Since 2012, we have acquired more than $15.0 billion in life and annuity reserves. Consistent with our financial goals, we may opportunistically explore acquisitions we believe provide attractive risk-adjusted returns.

Competition

The insurance industry is highly competitive, with several factors affecting our ability to compete effectively, including the range of products offered, product terms and features, financial strength and credit ratings, brand strength and name recognition, investment management performance and fund management trends, the ability to respond to developing demographic trends, customer appetite for certain products and technological advances. Our competitors include major stock and mutual insurance companies, mutual fund organizations, banks and other financial services companies. In recent years, there has been substantial consolidation and convergence among companies in the insurance and financial services industries resulting in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours. Increased consolidation among banks and other financial services companies could create firms with even stronger competitive positions, negatively impact the insurance industry’s sales, increase competition for access to distribution partners, result in greater distribution expenses and impair our ability to market our annuities to our current customer base or expand our customer base. Despite the increasing competition, we believe that our competitive strengths position us well in the current competitive environment. Competitive activity could adversely affect our market share and financial results, which could cause a material adverse effect on our business, financial condition, results of operations and cash flows. See “Risk Factors— Risks Related to the Products We Offer and Distribution."

Risk Management

Enterprise Risk Management Framework

Our disciplined risk management framework (“Framework”) is focused on identifying, assessing, managing, monitoring and reporting material risks to our business. This Framework is reviewed on an annual basis to ensure it meets the expectations of stakeholders and remains in compliance with regulatory requirements. The Framework is organized around the following six core components designed to provide clear direction and embed risk management in day-to-day decision making, which are described further below.

•Risk Governance and Culture
•Risk Appetite and Limits
•Risk Identification, Assessment, Measurement and Management
•Risk Monitoring, Reporting and Escalation

Part I | Item 1. Business | Risk Management
•Risk Response and Recovery Plans
•Risk Stress and Scenario Testing

Risk Governance & Culture

Jackson Financial's Board of Directors (the "Board of Directors" or "Board") oversees and approves the risk framework and delegates risk oversight responsibilities to board-level committees, management committees, and executive management. We embed risk management in the business using a three lines model:

•Risk Ownership and Management (first line): Our business functions have primary ownership of risk management relating to their area of expertise.
•Risk Oversight and Challenge (second line): Our Risk team focuses on risk oversight and challenge, relating to business, financial and non-financial risks. Our compliance team oversees and ensures appropriate frameworks are in place to manage compliance and regulatory requirements.
•Independent Assurance (third line): Our internal audit team provides independent, objective, and risk-based assessment and reporting on the overall effectiveness of risk management, control, and governance processes across the organization. The internal audit team is directly overseen by the Jackson Financial Audit Committee and operates pursuant to a charter which is reviewed and approved annually by the Jackson Financial Audit Committee.

Risk Appetite and Limits

We manage our business under a Board approved Risk Appetite, which articulates the risk we are willing to accept in pursuit of our objectives. The Jackson Financial Finance and Risk Committee approves and monitors a limits framework to support monitoring compliance with the Risk Appetite.

Risk Identification, Assessment, Measurement and Management

We operate an enterprise-wide risk identification and risk & control self-assessment ("RCSA") process to measure and develop a holistic and prioritized view of the material risks we face and our control environment. Risks we consider include financial (e.g., market, credit and counterparty, liquidity, and insurance), non-financial (e.g., compliance, cyber, technology, third party, people, transaction processing) and strategic (e.g., capital management, change management, regulatory change, product design and pricing). We also monitor the external environment for emerging risks. See “Risk Factors” for a description of the risks we face.

Risk Monitoring, Reporting and Escalation

Risk monitoring and reporting processes facilitate risk-based decision making by management, and risk management oversight by management and board-level committees. Risk escalation processes exist to ensure Risk Appetite or Risk Limit breaches, and other material non-financial risk events are escalated in a timely manner to executive management, management committees, and board committees.

Risk Response and Recovery Plans

We maintain a financial recovery plan and other response and recovery plans to respond to and remediate breaches of Risk Appetite or Risk Limits, strengthen capital or liquidity, or respond to other significant non-financial risk events.

Risk Stress and Scenario Testing

We periodically perform stress testing to assess the risk profile and test our ability to manage through material financial and non-financial risk events.

We further describe below certain risk management strategies we employ to manage financial and non-financial risks.

Part I | Item 1. Business | Risk Management
Financial Risk

We employ various financial risk management strategies, including hedging and third-party reinsurance. Key objectives of our financial risk management strategies include limiting losses and managing exposures to significant risks within established Risk Limits.

Hedging Program: Our hedging program seeks to balance three risk management objectives: protecting against the economic impact of adverse market conditions, protecting statutory capital, and stabilizing statutory distributable earnings throughout market cycles. Our core dynamic hedging program seeks to offset changes in the economic liability associated with variable and registered index-linked annuity guaranteed benefits due to market movements, while our macro hedging program seeks to protect statutory capital under a range of stress scenarios.

Our hedging strategy manages equity and interest rate risk within risk tolerances through a mix of equity and interest rate derivatives and fixed income assets. We do not directly use hedging to offset the movement in our U.S. GAAP liabilities as market conditions change from period to period, which may result in U.S. GAAP net income volatility.

Third-Party Reinsurance: We utilize third-party reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force annuity and life insurance products related to longevity and mortality risks and specific features of our variable annuities. We have entered into reinsurance contracts to manage the full spectrum of risk exposure on certain blocks of business. The majority of our in-force fixed annuity and fixed index annuity businesses, as well as the legacy block of Guaranteed Minimum Income Benefits ("GMIBs") on Variable Annuities ("VA"), has been ceded to highly-rated unaffiliated reinsurers.

Pricing and Reserving: We set what we believe are appropriate mortality and policyholder behavior assumptions as part of our pricing and reserving practices. We monitor experience on a regular basis, and we incorporate new experience data and emerging trends to ensure our actuarial assumptions and models are regularly updated and reflect the appropriate mix of all available information and expert judgment. Factors considered in product pricing primarily include expected investment returns, interest rates, market volatility, mortality, longevity, persistency, benefit utilization and operating expenses as well as other features of certain annuity products. Our product pricing models also take into account capital requirements, risk profile, target returns and operating expenses.

Equity Market Risk: Guaranteed benefits within many of the annuity products we sell expose us to equity market risk. We manage equity market risk by both holding sufficient capital and by using derivative-based hedges as described above in our hedging program. We hedge the equity risk embedded within our products by using equity options, total return swaps, and futures on a variety of indices that best represent the equity exposures inherent in the range of underlying investment options available on certain of our annuities.

Interest Rate Risk: To manage interest rate risk, we employ product design, pricing and asset-liability management strategies intended to mitigate the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges, market value adjustments, restrictions on withdrawals and the ability to reset crediting rates. Our asset-liability management strategies may include the use of derivatives, such as interest rate swaps, interest rate swaptions (also known as a swap option) and interest rate/bond futures, as well as fixed income assets. We manage interest rate risk in aggregate, contemplating natural offsets between products before pursuing hedging transactions.

We analyze interest rate risk using various models, including multi-scenario models that project future cash flows from our product and benefit liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on our in-force business under various increasing and decreasing interest rate environments. State insurance regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. We also measure the relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on our expectations regarding lapse, mortality and crediting rates.

We also use common industry metrics, such as duration and convexity, to measure the relative sensitivity of asset and liability values to changes in interest rates. In computing the duration of liabilities, we consider all policyholder guarantees as well as non-guaranteed elements of policyholder liabilities.

Part I | Item 1. Business | Risk Management
Asset-Liability Management Risk: To determine whether obligations within certain of our products will be met when they become due, we use asset-liability cash flow management techniques that consider current and future investment returns, asset and liability durations, risk tolerance and cash flow requirements. We operate under an investment policy intended to maintain a desired spread between the yield on our investment portfolio and the crediting rate paid on our policyholder funds. If subsequent experience proves to be different from current assumptions, maturing liabilities and maturing investment assets may no longer be matched to the degree originally anticipated, placing unanticipated demands on cash flow and liquidity. We closely monitor our investment portfolio to assess our asset-liability position and to change investment strategies and rebalance the duration of our investment portfolio as deemed necessary. We analyze the adequacy of reserves annually, which includes dynamic cash flow testing of assets and liabilities by product under a variety of interest rate scenarios.

Counterparty Risk: The inability of a banking, derivative or reinsurance counterparty to satisfy its obligations could expose us to material risk. Collateralization of the value of contracts we hold with a given counterparty serves as a key component of our counterparty risk management strategy; collateral requirements are specified contractually. In addition, we have placed formal limits on the amount of exposure we are willing to accept with a given counterparty, after consideration of collateral held both in aggregate and by risk source (banking, derivatives, reinsurance); these limits vary based on the credit worthiness of the counterparty.

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

These “non-financial” risks can arise from inadequate or failed internal processes, personnel or systems including associate error, model error, system failures, and fraud, and from external events that disrupt business processes. We regularly assess and report on our key risks to the Jackson Financial Board Finance and Risk Committee and have management committees and forums in place to manage and oversee our relevant non-financial risks. Our policies, processes and controls (collectively, our internal control environment) are designed and implemented with a goal to minimize exposure to these risks and prevent material financial losses and operational events (direct or indirect) that adversely affect our ability to meet our commitments to customers. In addition, we have risk-specific response plans and processes in place to quickly identify and appropriately address control failures or other risk events when they occur. Our internal control environment, including compliance with internal policies, is regularly assessed for effectiveness, and oversight is provided by our Risk and Internal Audit teams.

Regulation

Insurance companies are subject to extensive laws and regulations. We are subject to regulation as a result of our public company status and our ownership and operation of insurance companies, registered investment advisors and regulated broker-dealers. Further, we are subject to, or affected by, regulations regarding derivatives and advisory relationships with customers. These regulations affect, among other things, how we conduct business, our permitted investments and financial condition, marketing and investment disclosures, cybersecurity and privacy requirements, and applicable accounting standards.

These laws and regulations are complex and subject to change and are administered and enforced by different governmental authorities. These authorities include state insurance regulators, state securities administrators, the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”), the United States Department of Labor (“DOL”), the United States Department of Justice ("DOJ"), and state attorneys general, each of which exercises a degree of interpretive latitude. In some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products.

Jackson National Life Insurance Company is organized under the laws of the State of Michigan and is subject to regulation and supervision by the Michigan Department of Insurance and Financial Services ("DIFS"), and by insurance regulatory authorities in other U.S. states in which it is authorized to transact business. In addition, Jackson’s subsidiary, Jackson National Life Insurance Company of New York, is domiciled in the State of New York and is subject to regulation and supervision by the New York State Department of Financial Services ("NYSDFS"). Jackson National Asset Management

Part I | Item 1. Business | Regulation
LLC and PPM America, Inc. are each registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended. Jackson National Life Distributors LLC, is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is also subject to regulation and supervision by FINRA.

State Insurance Regulation

State insurance laws establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, prescribing and approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval, regulating standards of business conduct and other related matters. Certain information and reports that each of Brooke Life and Jackson has filed with DIFS can be inspected during normal business hours at 530 W. Allegan Street, 7th Floor, Lansing, Michigan.

As part of their regulatory oversight process, state insurance departments conduct periodic examinations, generally once every three to five years, of the books, records, accounts and business practices of insurers domiciled in their states. Examinations are sometimes carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC"). State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general also, from time to time, make inquiries and conduct examinations or investigations regarding our compliance with among other things, insurance laws and securities laws. We are currently going through the DIFS and NYSDFS examinations for the most recent three-year period. There are no pending material adverse examinations findings as of December 31, 2022.

The insurance regulatory framework relating to insurance companies doing business in the U.S. has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states’ authority to regulate insurance companies. Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. Legislation has been introduced from time to time in the U.S. Congress that could result in the U.S. federal government assuming a more expansive role in the regulation of insurance companies. The NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include investment and reserve requirements, risk-based capital (“RBC”) standards, restrictions on an insurance company’s ability to pay dividends to its shareholders, and the adoption of model laws, including the Risk Management and the Own Risk and Solvency Assessment Model Act, relating to risk management and financial exposure assessment and the Corporate Governance Annual Disclosure Model Act, relating to governance structures.

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

In December 2022, Michigan enacted an amendment to the holding company provision within its Insurance Code which adopts a Group Capital Calculation ("GCC") for use in DIFS’ monitoring of insurance holding companies’ solvency. While the GCC is not a capital requirement, the calculation is intended to provide additional analytical information for use in assessing group risks and capital adequacy, complementing DIFS’ current holding company analysis. The changes were required to ensure Michigan remained in compliance with accreditation standards set by the NAIC, which allows for inter-state cooperation and reduces regulatory redundancies.

Part I | Item 1. Business | Regulation
Annuity Suitability Regulation

On February 13, 2020, the NAIC approved revisions to the Suitability in Annuity Transactions Model Regulation (the “Annuity Suitability Model Regulation”). The revised model imposes a “best interest” standard of conduct and includes a “safe harbor” for fiduciary advisors who recommend annuities. Under the safe harbor, as it applies to the “care” elements of the Annuity Suitability Model Regulation, investment advisors offering annuities need only comply with the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Each state chooses whether to implement the Annuity Suitability Model Regulation. If they choose to do so, they will either amend their current suitability regulations or adopt the new model. In addition, in July 2018, NYSDFS issued the final version of an amended insurance regulation (Regulation 187, "Suitability and Best Interest in Life Insurance and Annuity Transactions"), which incorporates the “best interest” standard for the sale of annuities and expands the application of this standard beyond annuity transactions to include sales of life insurance policies to consumers. The amended regulation took effect on August 1, 2019, for annuities and became effective on February 1, 2020, for life insurance policies.

Guaranty Associations and Similar Arrangements

The jurisdictions where we are admitted to conduct insurance business have laws requiring insurance companies doing business within their jurisdictions to participate in various types of guaranty associations or other similar arrangements. These associations and arrangements provide certain levels of protection to customers from losses under insurance policies issued by insurance companies that become impaired or insolvent. Typically, these associations levy assessments up to a prescribed limit on member insurers on a basis that is related to the member insurer’s proportionate share of the business in the relevant jurisdiction of all member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Some jurisdictions permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years. The aggregate assessments levied against us during the prior three years have not been material to our financial condition.

Regulation of Investments

We are subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment-grade fixed income securities, equity real estate, mortgages, other equity investments, foreign investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in most instances, would require divestiture of such non-qualifying investments. We believe that our investments complied with such laws and regulations at December 31, 2022.

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

Part I | Item 1. Business | Regulation
As of December 31, 2022, Jackson's and Jackson NY’s total adjusted capital and RBC minimum required levels under the NAIC’s definition substantially exceeded the standards of their respective states of domicile and the NAIC.

We believe that we will be able to maintain our RBC ratios in excess of “company action level” through appropriate claims handling, investing and capital management. However, no assurances can be given that developments affecting us or our insurance subsidiaries, many of which could be outside of our control, will not cause our RBC ratios to fall below our targeted levels. See “Risk Factors—Risks Related to Legal, Tax and Regulatory Matters—A decrease in the risk-based capital ("RBC") ratio (as a result of a reduction in statutory capital and surplus or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies, which scrutiny could lead to corrective measures and ratings declines adversely affecting our business, financial condition, results of operations and cash flows.”

The NAIC has updated the risk-based capital framework to reflect more current modeling of asset risk and insurance risk. C-1 factors were updated effective at December 31, 2021. The Company's life insurance subsidiaries adopted the updated factors, with minimal impact to the RBC ratio. C-2 factors were updated effective at December 31, 2022. The Company's life insurance subsidiaries adopted the updated factors, with no change to the RBC ratio.

Statutory Financial Statements

The ability to carry on our business may also depend upon our continued registration under the applicable laws or regulations in the jurisdictions in which it does business. Each of Brooke Life and Jackson submits on a quarterly basis to DIFS, and Jackson NY submits on a quarterly basis to NYSDFS, certain reports regarding its statutory financial condition (each, a “Statutory Statement” and, collectively, the “Statutory Statements”). Each Statutory Statement includes other supporting schedules as of the end of the period to which such Statutory Statement relates. The statutory basis financial statements are prepared in conformity with accounting practices prescribed or permitted by DIFS or NYSDFS, as applicable. Statutory accounting principles differ in certain respects from U.S. GAAP; in some cases, such differences are material.

Federal Initiatives Impacting Insurance Companies

While the U.S. government does not directly regulate the insurance industry, federal initiatives can impact the insurance industry.

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), which was enacted in response to the financial crisis that began in 2008, and similar laws passed in jurisdictions outside the U.S., has significantly impacted the regulation of over-the-counter derivatives. In the U.S., the Commodity Futures Trading Commission (the “CFTC”) and the SEC regulate swaps and other derivatives. The CFTC has primary jurisdiction over swaps, which constitute the vast majority of the market, and the SEC has primary jurisdiction over security-based swaps.

Many requirements of the Dodd-Frank Act and similar regulations globally make it more costly to use derivatives and hedge investment exposures and may affect returns to us. These regulations may impede our ability to utilize derivatives. Another factor that has driven up the cost of trading in both over-the-counter and exchange traded derivatives is the increased capital charges imposed on financial intermediaries, such as futures commission merchants and banks. As a result of these regulations, we expect costs to continue to rise, which could adversely impact our ability to implement our desired hedging strategies.

Since enactment of the Dodd-Frank Act, the CFTC has adopted significant regulations that change the way swaps are traded in the U.S. In addition to imposing registration requirements on swap dealers and large market participants, known as major swap participants, the CFTC regulations have subjected a significant portion of the interest rate swap market and some of the credit default swap index market to mandatory exchange or swap execution facility trading and central clearing requirements. The CFTC regulations have also imposed new regulatory requirements on swap transactions, including trade reporting and recordkeeping requirements, know-your-customer and other sales practices requirements, and documentation requirements that apply to swap transactions entered into with swap dealers and major swap participants.

Regulators around the world, including U.S. banking regulators and the CFTC, have implemented margin requirements for uncleared derivatives generally in accordance with the recommendations of the Basel Committee on Bank Supervision and International Organization of Securities Commissions. The variation margin requirements require us to exchange variation

Part I | Item 1. Business | Regulation
margin (comprised of specified liquid instruments and subject to required haircuts) when entering into uncleared swaps and security-based swaps with regulated entities. The initial margin requirements are being phased-in and may also ultimately require us to post initial margin when entering into such derivatives. We completed the required legal documentation and changes to our operational processes in 2021 to accommodate the exchange of initial margin with U.S. and European Union swap dealers, when necessary.

Also, banking regulators across the globe adopted rules that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These rules generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. Our qualified financial contracts are subject to these rules. To ensure our counterparties’ compliance with these new rules, we amended our existing qualified financial contracts with the relevant banking institutions and their affiliates by adhering to the various International Swaps and Derivatives Association ("ISDA") Resolution Stay Protocols.

The Dodd-Frank Act created the Financial Stability Oversight Council (the “FSOC”). The FSOC has the ability to designate certain insurance companies and insurance holding companies that pose a systemic risk to the financial stability of the U.S., in which case such companies would become subject to heightened prudential regulation by the Board of Governors of the United States Federal Reserve (the “Federal Reserve Board”). The Federal Reserve Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on how it conducts activities. On December 4, 2019, the FSOC issued final guidance regarding the designation of non-bank financial companies as systemically important. The guidance provides that the FSOC will move from an “entity-based” designation approach towards an “activities-based” approach. This approach eliminates the prior quantitative thresholds for designation as a systemically important entity in lieu of pursuing designations only if potential risks or threats cannot be addressed through an activities-based approach through the entities’ primary regulator and the potential risk is one that could be addressed through such designation process. However, it is possible that the current administration could withdraw the 2019 guidance and take a different approach towards non-bank financial companies.

The Dodd-Frank Act also authorizes the Federal Insurance Office ("FIO") to assist the Secretary of the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the U.S. and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. The FIO is further charged with determining, in accordance with the procedures and standards established under the Dodd-Frank Act, whether state laws are preempted by a covered agreement. Pursuant to this authority, in September 2017, the U.S. and the European Union signed a covered agreement (the “EU Covered Agreement”) to address, among other things, reinsurance collateral requirements. In addition, on December 18, 2018, the Treasury Department and the Office of the U.S. Trade Representative signed a Bilateral Agreement between the U.S. and the United Kingdom on Prudential Measures Regarding Insurance and Reinsurance in anticipation of the United Kingdom’s potential exit from the European Union (the “UK Covered Agreement” and, together with the EU Covered Agreement, the “Covered Agreements”). U.S. state regulators have five years from the dates the Covered Agreements were signed to adopt reinsurance reforms removing reinsurance collateral requirements for EU and UK reinsurers that meet the prescribed minimum conditions set forth in the applicable Covered Agreement or else state laws imposing such reinsurance collateral requirements may be subject to federal preemption. On June 25, 2019, the NAIC adopted amendments to the Credit for Reinsurance Model Law and Model Regulation to conform to the requirements of the Covered Agreements. As of November 2022, 54 jurisdictions have adopted the 2019 revisions to the Credit for Reinsurance Model Law and 49 jurisdictions have adopted revisions to the Credit for Insurance Model Regulation.

On June 5, 2019, the SEC adopted a package of investment advice reforms designed to enhance investor protections while preserving retail investor access and choice. The most significant element of the package is a rule (known as “Regulation Best Interest”) establishing a best interest standard of conduct for broker-dealers and their representatives when they make recommendations to retail investors. Regulation Best Interest became effective on June 30, 2020. Regulation Best Interest enhances the duties and disclosure requirements that apply to our broker-dealer and investment adviser subsidiaries when they provide recommendations and investment advice to retail investors, as well as our representatives that provide such services. The reforms increase the regulatory burden on broker-dealers selling our products, but also provide a more

Part I | Item 1. Business | Regulation
consistent regulatory standard that could provide benefits to the overall insurance and investment market. Also, FINRA adopted rules to align to Regulation Best Interest and is enforcing both the SEC regulations and its own rules relating to recommendations of investments to retail consumers.

The Department of Labor’s final prohibited transaction exemption on Improving Investment Advice for Workers and Retirees, PTE 2020-02 (the “Fiduciary Advice Rule”) became effective February 16, 2021. The Fiduciary Advice Rule reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act ("ERISA") Plans and Individual Retirement Accounts ("IRAs") and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Internal Revenue Code of 1986, as amended (the " Code"). In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA, or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice did not constitute investment advice giving rise to a fiduciary relationship.

In connection with the Fiduciary Advice Rule, the DOL also issued a proposed exemption that would allow fiduciaries to receive compensation in connection with providing investment advice, including advice about roll overs, which would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan or IRA. To be eligible for the exemption, among other conditions, the investment advice fiduciary would be required to acknowledge its fiduciary status, refrain from putting its own interests ahead of the plan beneficiaries’ interests or making material misleading statements, act in accordance with ERISA’s “prudent person” standard of care and receive no more than reasonable compensation for the advice.

Because our direct distribution of retail products is very limited, we believe that we will have limited direct exposure to the new Fiduciary Advice Rule. However, we continue to analyze and monitor the impact of the Fiduciary Advice Rule, and, while we cannot predict the rule’s impact, it could have an adverse effect on sales of annuities through our independent distribution partners, as a significant portion of our annuity sales are purchased within an IRA. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. We may also need to take certain additional actions to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule. In addition, many industry and regulatory observers believe that the DOL will issue revised guidance or provisions within the scope of the Fiduciary Advice Rule in 2023 that could have an impact on sales of annuity and insurance products.

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

Alternative Reference Rates

After the 2008 global financial crisis, regulators globally determined that existing interest rate benchmarks should be reformed based on concerns that the London Inter-bank Offered Rate ("LIBOR") and other benchmark rates were susceptible to manipulation. Replacement rates that have been identified include the Secured Overnight Financing Rate ("SOFR"), which is intended to replace U.S. dollar LIBOR and measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities. After December 31, 2021, the interest rate derivatives’ market transitioned to SOFR with sufficient liquidity for Jackson to execute new trades. Additionally, legacy LIBOR interest rate swaps would automatically switch to SOFR after June 30, 2023, as Jackson has adhered to the ISDA IBOR Fallback Protocol. Given that the LIBOR transition does not impede the variable annuity hedging program, it is no longer considered a material risk for Jackson.

Cybersecurity Regulations

Cybersecurity is subject to increased scrutiny by insurance regulators. The NYSDFS adopted 23 NYCRR 500 (the “NYSDFS Cybersecurity Regulation”), which requires covered businesses in New York to have a comprehensive

Part I | Item 1. Business | Regulation
cybersecurity program that aligns to the National Institute of Standards and Technology Cybersecurity Framework and requires adequate risk assessments, enhanced third-party vendor management, development of an incident response plan and data breach notifications within 72 hours. The NYSDFS has pursued enforcement actions and penalties for violations demonstrating the significant risk of noncompliance. Also, on November 9, 2022, NYSDFS sought comment on proposed amendments to the Cybersecurity Regulation that include additional requirements.

The NAIC has adopted the Insurance Data Security Model Law, which established the standards for data security, investigation, and notification of a breach of data security for insurance companies. As of February 2022, twenty-one states (including Michigan, effective January 1, 2021) had adopted the model law. Importantly, the drafters of the Cybersecurity Model Law intend that a licensee’s compliance with New York’s cybersecurity regulation will constitute compliance with the Cybersecurity Model Law. We have taken the necessary steps to comply with this regulation.

The California Consumer Privacy Act of 2018 (the “CCPA”) grants all California residents the right to know what information a business has collected from them and the sourcing and sharing of that information, as well as a right to have a business delete their personal information (with some exceptions). The CCPA’s definition of “personal information” is more expansive than those found in other privacy laws applicable to us in the U.S. Failure to comply with the CCPA could result in regulatory fines, and the law grants a private right of action for any unauthorized disclosure of personal information as a result of failure to maintain reasonable security procedures. Additionally, on November 3, 2020, California voters passed a ballot initiative, the California Privacy Rights Act (the “CPRA”), that adjusts and, in some respects, expands consumer rights and business obligations created by the CCPA. The CPRA, effective January 1, 2023, imposes additional obligations on companies that collect California residents’ personal information, including providing a right to correct personal information, additional protections for certain uses of sensitive personal information, and certain limitations on data use and data sharing that does not involve a sale. The CPRA also creates a new California Privacy Protection Agency, which will be charged with enforcing both the CCPA and the CPRA.

Federal law and regulation require financial institutions to protect the security and confidentiality of customer information, notify customers about their policies and practices relating to their collection, disclosure and securing the confidentiality of customer information. Federal and state laws also regulate disclosures of customer information. In March 2022, Congress enacted a 72-hour cyber reporting provision within a larger legislative package. In addition to this provision, Congress and state legislatures are expected to consider additional regulation relating to privacy and other aspects of customer information.

On October 21, 2019, the NAIC formed a Privacy Protections (H) Working Group to review state insurance privacy protections regarding the collection, use and disclosure of information gathered in connection with insurance transactions. At the 2022 NAIC National Meeting, this working group proposed replacing the Insurance Information and Privacy Protection Model Act (#670) and the Privacy of Consumer Financial Health and Information Regulation (#672) with a new model law (to be numbered #674). The Working Group issued a reference document to this effect and expects to propose a draft of the new model law for a 60-day comment period. Privacy protection is also gaining attention in state legislatures nationwide. There are now five states with laws generally applicable to data privacy (California, Colorado, Connecticut, Utah, and Virginia). With the exception of California, these laws do not apply to Jackson National Life and other financial institutions subject to the Gramm-Leach-Bliley Act. In addition, in Michigan a pending data privacy bill that has the same exclusion for financial institutions has been referred out of committee. At the federal level, the American Data Privacy and Protection Act (the “ADPPA”) waits for a full vote of the U.S. House of Representatives. If passed by Congress, the ADPPA would preempt most state privacy regulation and create a private right of action for violations of the ADPPA or a regulation promulgated thereunder, which would be available two years after the ADPPA effective date. While the final direction of these proposed statutes and regulations is not clear, they could result in additional requirements for Jackson Financial or its subsidiaries.

The SEC continues to focus on cybersecurity. In 2022, the SEC proposed cyber regulations impacting public companies, investment advisers and investment companies. These proposed regulations increase disclosure obligations relating to cyber events and also impact how entities manage and govern cyber risks. In addition, the SEC published guidance on the topic, recommending periodic assessments of information, how it is stored and how vulnerable it is, and strategies to prevent, detect and respond to cyber threats, including access controls, governance and risk assessments, training, data encryption, restrictions on removable storage media, robust backup procedures, incident response plans and routine testing. Further, investment advisers and fund complexes must also focus on their growing network of third-party service providers. In January 2020, the SEC’s Division of Examinations (the “Division of Examinations”) issued examination observations

Part I | Item 1. Business | Regulation
related to cybersecurity and operational resiliency practices. The observations highlight certain approaches taken by market participants in the areas of governance and risk management, access rights and controls, data loss prevention, mobile security, incident response and resiliency, vendor management, and training and awareness. In July 2020, the Division of Examinations issued a Risk Alert noting the increasing sophistication of ransomware attacks on SEC registrants and service providers to SEC registrants. The Risk Alert provides market participants ways to enhance cybersecurity preparedness and operational resiliency.

Holding Company Regulation

We are subject to regulation under the insurance holding company laws of various jurisdictions. The insurance holding company laws and regulations vary by jurisdiction, but generally require each controlled insurance company to register with state regulatory authorities and file reports that provide information, including capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

Insurance holding company regulations generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Under the laws of each domiciliary state of our insurance subsidiaries, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption of control may be rebutted by a showing that control does not, in fact, exist. The state insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls less than 10% of voting securities.

The laws and regulations regarding acquisition or control transactions may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.

As a holding company with no significant business operations of our own, we depend on dividends from our subsidiaries to meet our obligations. State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile. For example, under the Michigan Insurance Code, DIFS must approve insurance companies' requests to pay a dividend or distribution out of earned surplus. The insurance statutes of New York permit payment of ordinary dividends without regulatory approval if they meet one of two standards. One standard allows a domestic stock life insurer to pay an ordinary dividend out of earned surplus. The second standard allows an insurer to pay an ordinary dividend out of other than earned surplus if such insurer does not have sufficient positive earned surplus to pay an ordinary dividend. However, dividends in excess of prescribed limits, based on prior year’s earnings and surplus of the insurance company, are considered extraordinary transactions and require explicit approval from the applicable regulator. See “Risk Factors – Risks Related to Financing and Liquidity -- As a holding company, Jackson Financial depends on the ability of its subsidiaries to pay dividends and make other distributions to meet its obligations and liquidity needs, including servicing debt, dividend payments and stock repurchases."

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

JNLD is registered as a broker-dealer with the SEC, pursuant to the Securities Exchange Act of 1934, as amended, and is registered as a broker-dealer in all applicable states. JNLD is also a member of, and subject to regulation by, the Financial Industry Regulatory Authority ("FINRA"), a self-regulatory organization subject to SEC oversight. The SEC and FINRA also regulate the sales practices of broker-dealers. In recent years, both SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities and variable life insurance. In addition, broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to broker-dealers.

Part I | Item 1. Business | Regulation
Jackson National Asset Management LLC ("JNAM") is registered with the SEC as an investment adviser pursuant to the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment companies (mutual funds) for which JNAM serves as an investment adviser are subject to SEC registration and regulation pursuant to the Securities Act, and the Investment Company Act of 1940, as amended (the “Investment Company Act”). The mutual funds advised by JNAM comprise the investment options within the variable products offered by Jackson National Life. In addition, each variable annuity and variable life product is subject to SEC registration and regulation.

PPM is registered with the SEC as an investment adviser under the Investment Advisers Act. PPM serves as the investment adviser to Jackson National Life and as the primary U.S. institutional investment adviser for certain other affiliated insurance company accounts. PPM also acts as a sub-adviser to certain U.S. mutual funds for which JNAM serves as investment adviser. In addition, PPM serves as an investment adviser and sub-adviser to Prudential's Asian affiliates and other unaffiliated institutional clients primarily for U.S. focused portfolios. PPM has established a distribution function to further extend its investment advisory capabilities to the institutional marketplace with separate account and institutional product offerings. The U.S. mutual funds for which PPM serves as adviser and sub-adviser are subject to U.S. federal regulation, and similar vehicles organized outside of the U.S. are also subject to regulation under applicable local law.

The business of our investment adviser subsidiaries will be impacted by SEC regulatory initiatives with respect to the investment management business. In addition to rules discussed elsewhere, the SEC has adopted rules that include (i) new monthly and annual reporting requirements for certain U.S. registered funds; (ii) enhanced reporting regimes for investment advisers; (iii) implementing liquidity risk management programs for exchange-traded funds (“ETFs”) and open-end funds, other than money market funds; (iv) reforms relating to money market funds that require institutional and prime money market funds to use a floating net asset value ("NAV"), and permit money market funds to impose liquidity fees and redemption gates; (v) significant amendments to rules regarding advertisements by investment advisers; and (vi) significant changes to the regulations applicable to the use of derivatives by U.S. registered funds. As noted above, the SEC has also recently proposed comprehensive reforms to improve cybersecurity risk management for registered investment advisers and registered funds. These rules increased the reporting and disclosure requirements for our investment adviser subsidiaries. These increased regulatory and compliance burdens could be costly and may impede the growth of our investment adviser subsidiaries.

The SEC, beginning in late 2020, instituted a comprehensive regulatory agenda focusing on Environmental, Social, and Governance ("ESG") issues. As part of this agenda, in March 2022, the SEC proposed a series of regulations requiring additional disclosures concerning climate change for public companies. The regulations include extensive disclosures concerning the estimated impact of climate change on businesses and how companies manage and govern climate change risk. In addition, the SEC announced a number of actions, including forming an enforcement task force designed to harmonize the efforts of the SEC’s divisions and offices, consider potential comprehensive changes to ESG disclosure guidance, announce ESG as an examination priority, address shareholder rights, create accountability in statements and conduct, and solicit comments to potential changes to the “names rule” under the Investment Company Act to reflect the effect of ESG factors on a fund’s investment objectives and performance. The Division of Examinations subsequently issued a risk alert highlighting ESG deficiencies, internal control weaknesses and effective practices identified during recent examinations of investment advisers, registered investment companies and private funds. The SEC's regulatory asset management agenda, including items that have been implemented within the last year and those that are under consideration, may impact the growth of our investment advisory business due to the increased regulatory and compliance burdens.

JNAM is registered as a “commodity pool operator” with the National Futures Association (“NFA”) pursuant to Commodity Futures Trade Commission (“CFTC”) regulations and acts as a commodity pool operator with respect to the operation of certain of the mutual funds. The CFTC is a federal agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the Commodity Exchange Act of 1974. The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. JNAM and the mutual funds have incurred additional regulatory compliance and reporting expenses as a result, which could reduce investment returns or harm the mutual fund’s ability to implement its investment strategy.

Governmental regulatory authorities may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, trading prohibitions, the suspension or expulsion of a broker-dealer or member, its officers, registered representatives or employees or other similar sanctions.

Part I | Item 1. Business | Environmental, Social and Governance

Environmental, Social and Governance

Jackson takes a balanced, long-term approach to serving all its stakeholders, including customers, advisors, shareholders, distribution partners, associates, the communities where we work, and our regulators. Our Environmental, Social and Governance ("ESG") commitments are described below and with more detail in our annual ESG Report. The Company’s annual ESG Report is not incorporated by reference in, and does not form a part of, this Form 10-K or any other of our SEC filings.

Environmental

We are committed to reducing our climate impact and doing our part to help create a more environmentally sustainable future for us all. To that end, we are taking thoughtful steps to reduce our carbon footprint, consume energy more efficiently, and use natural resources in innovative and impactful ways that result in reduced greenhouse gas ("GHG") emissions. In its first year, the on-site solar farm at our home office in Lansing, Michigan, is generating renewable energy and reducing our need for traditional power generation.

Social

We demonstrate our commitment to corporate social responsibility with charitable donations that (i) generate impact in the communities we serve, (ii) engage associates in a culture of philanthropy, and (iii) grow awareness for our commitment to being a good corporate neighbor. We believe our community partnerships create shared value for Jackson, our associates and the communities in which we operate. We have a passionate and committed workforce that engages with the community and is generous with their time and resources. Jackson encourages community engagement by providing associates with paid time off for volunteering, nonprofit board training and placement, and matching gifts programs for employee charitable contributions and volunteer hours. We remain committed to empowering people and communities and continue to invest in building relationships that serve the greater good.

Governance

We are committed to governance policies and practices that serve the interest of the Company and its stakeholders, starting with independent membership on all Committees of the Company Board of Directors. Our Board seeks directors with a broad range of professional experience, skills, and perspectives who support our commitment to diversity of thought, experience, and background. It also seeks those who contribute to its gender and racial or ethnic diversity. Our Board currently has a 33% gender diversity, and 22% racial and ethnic diversity composition. Our Company has an ownership culture that focuses on providing exceptional value to advisors, policyholders, and shareholders. Jackson also has a risk management framework embedded across the Company, supporting the effectiveness of risk management and the control environment including oversight of ESG risks. We believe our long-term focus produces sustainable, competitive returns for our shareholders. In furtherance of our commitment to investing responsibly, our internal portfolio management team at PPM considers the environmental, social and governance factors of the underlying enterprises in which they invest for the general account. Also, PPM has been a signatory to the United Nations–supported Principles for Responsible Investment since 2018. Our internal asset management team at JNAM oversees external managers on our variable annuity platform, performing a robust due diligence process that includes analysis of ESG philosophy and processes.

Human Capital Resources

Our strength lies in the people we employ and values-based culture we foster. We offer significant career opportunities, competitive merit-based compensation, inclusive practices, world-class facilities, and the ability to work for a purpose-driven organization. Our Company's four corporate values — Empower, Respect, Execute and Create — guide our associate practices and decisions.

We had approximately 3,895 associates as of December 31, 2022, comprised of approximately 2,975 full-time associates and approximately 920 part-time associates, inclusive of our Strategic Support Program associates (a flexible, cost-efficient, part-time workforce provides just-in-time scale). Each of our associates play an important role in delivering on our brand promise of clarity for a more confident future. That’s why we make it our priority to offer opportunities for personal growth, talent development, and rewarding career paths for all Jackson team members. We believe our collaborative culture is one of our greatest strengths and is a significant factor in our ability to continue to be an industry leader.

Part I | Item 1. Business | Human Capital Resources
Talent Development, Diversity and Inclusion

We have an established history of developing talent from within. Our senior management team has an average tenure at Jackson of over 20 years. We also recruit talent from outside the organization, as we seek to cultivate an inclusive workplace where different ideas and opinions are heard and respected and where people of different backgrounds can come together to accomplish great things as a team. Through learning and development programs, succession and talent management processes, and competitive rewards and recognition, our diverse and high-performing associates are empowered to innovate and challenge one another to be their best selves. In 2022, 96.4% or over 3,750 of our associates have completed diversity and inclusion training.

In 2022, Jackson continued its mentoring program to support the long-term career growth of associates, with particular focus on development opportunities for diverse associates and emerging leaders. The program began in 2021 and in its second year is still seeing strong participation including:

•More than 245 mentor pairings;
•More than 2,000 hours of mentoring reported by participants; and
•4.5 out of 5 rating in overall program and relationship satisfaction.

Our strategic approach to Diversity and Inclusion focuses on ways to attract and retain highly talented people and cultivates an environment where our associates are encouraged to bring our best selves to work every day. Our Diversity and Inclusion Advisory Council (the "Advisory Council") was established in 2018 to identify opportunities for advancing our diverse and inclusive work environment. The Advisory Council developed a framework and strategy, which includes ensuring an inclusive workplace, developing a diverse talent pool, leveraging diversity and inclusion in the marketplace and reporting our progress.

We recognize the diversity of our associates’ backgrounds and cultures through our voluntary, employee-led Business Resource Associate Groups (“BRAGs”). Supported by executive leadership and aligned with our mission and core values, our nine BRAGs provide opportunities to empower all associates to share their unique and diverse talents with each other.

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

Part I | Item 1. Business | Human Capital Resources
•The Association for Wholesaling Diversity and International Association of Black Actuaries: creating opportunities to build, attract and recruit Black talent to Jackson
•The Coalition for Equity in Wholesaling: to increase hiring, retention, and career advancement of a wholesaler workforce that better reflects America by sharing knowledge and building relationships
•Urban League of Middle Tennessee and 9 Paths: leadership and cultural development for executives and high-potential black associates in a 12-month program called Equity in Action
•Disability:IN: assessments and education that help us better understand the needs of individual with disabilities within our workforce

As of December 31, 2022, within Jackson’s workforce, approximately 46.9% of our associates were women and approximately 18.8% of our associates were racially and ethnically diverse. Additionally, four of the seven-member senior management team are women, including our CEO and CFO.

Benefits and Rewards

We recognize the contributions our associates make to our future and their futures by offering competitive salaries, wages, and benefits. Our comprehensive benefits package includes medical, dental, vision, and paid time off along with more innovative benefits including employee and dependent tuition reimbursement programs, paid parental leave, adoption assistance, paid time off to volunteer, and employee charitable gift matching. Our associates are compensated based on their job performance. This performance-driven structure aligns performance incentives with our business productivity strategy, serving to both encourage our associates and satisfy our other key stakeholders. To ensure fair pay, we work actively with a third-party consultant to conduct pay equity studies related to race, ethnicity, and gender. We also have rigorous governance processes in place to ensure that we promote equitable pay practices, reinforce strong risk management, and maintain independent oversight of our executive compensation.

Associate Health and Well-Being

We believe it is important to support our associates and are committed to providing a safe and healthy workplace. Our "Living Life Well" program helps ensure that Jackson associates are provided supportive health, safety and financial wellness resources both at work and at home. These efforts cultivate a supportive and well-balanced corporate culture and help define the future of our success.

The health and safety of our associates is a top priority. Our ergonomics program supports associate wellness by promoting evidence-based ergonomic principles for associates working remotely or at our offices. At the office, associates also have access to a complete training system and highly qualified team of experts to help associates achieve their personal fitness, nutritional and lifestyle goals. We currently operate 21 Occupational, Safety and Health Administration ("OSHA") related programs, in addition to our standard air and water quality programs, in a comprehensive corporate health and safety effort to meet OSHA and American National Standards Institute ("ANSI") Z10-02019 standards.

We offer programs that support the mental health of associates, including confidential support for more serious issues involving emotional stress and well-being. Our Employee Assistance Program, "Life Balance," offers online tools, as well as master's-level professionals available for confidential support around the clock. The financial health of our associates is an equally important part of their well-being. We offer programs and educational tools to support their long-term financial wellness. These efforts help our associates build a more confident future for themselves, as well as for the long-term success of our Company and for our shareholders.

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

Part I | Item 1. Business | Available Information
Available Information

We make available free of charge, through our website, investors.jackson.com, our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy statements, and any amendments to those reports or statements as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC"). We use our website, investors.jackson.com, as a routine channel for distribution of important information, including news releases, analyst presentations, financial information, and corporate governance information. The content of Jackson’s website, jackson.com, is not incorporated by reference into this Report or in any other report or document filed with the SEC, and any references to Jackson’s website are intended to be inactive textual references only. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Part I | Item 1. Business | Information about our Executive Officers

Information about our Executive Officers

Below are the executive officers of Jackson Financial Inc. as of December 31, 2022. The executive officers serve until the next annual appointment of executive officers, or until earlier resignation or removal.

Name	Age	Positions and Offices Held and Principal Occupation
Carrie L. Chelko	49
Executive Vice President and General Counsel of Jackson Financial Inc., a position held since September 2021. As Executive Vice President and General Counsel, Ms. Chelko oversees Legal, Compliance, Enterprise Communications, and Shared Services & Operations. From September 13, 2021 until August 2022, Ms. Chelko also served as Corporate Secretary of Jackson Financial Inc. From August 30, 2021 until September 13, 2021, Ms. Chelko was Executive Vice President of Jackson Financial Inc. Prior to joining Jackson, from April 2020 through August 2021, Ms. Chelko was Senior Vice President and Chief Compliance Officer of Fidelity Investments, Personal Investing. Prior to Fidelity, from May 2013 through March 2020, Ms. Chelko served as the Senior Vice President and Chief Counsel at Lincoln Financial Group.

Don W. Cummings	59
Senior Vice President, Chief Accounting Officer and Controller of Jackson Financial Inc., a position assumed in December 2020. Prior to coming to Jackson, Mr. Cummings served as interim Chief Financial Officer at Fortitude Reinsurance Company Ltd. since 2019 and previously held various finance roles at American International Group, Inc., including Global Corporate Controller. Mr. Cummings is a Certified Public Accountant.

Devkumar D. Ganguly	47
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

Bradley O. Harris	53
Executive Vice President, Chief Risk Officer of Jackson Financial Inc., a position assumed in July 2020. Mr. Harris served as the Chief Risk Officer for Jackson National Life Insurance Company since December 2015. Previously, Mr. Harris served as the Chief Actuary and Chief Product Officer for Prudential Corporation Asia from February 2007 through November 2015.

P. Chad Myers*	56
Vice Chair, Jackson Holdings LLC, a position assumed in February 2020. Prior to his appointment as Vice Chair, Mr. Myers served as Executive Vice President and Chief Financial Officer of Jackson National Life Insurance Company from February 2011 through February 2020. As Vice Chair of Jackson Holdings, Mr. Myers oversaw Investor Relations and Government Relations and was responsible for the asset management and institutional product teams, including Jackson National Asset Management LLC and PPM America, Inc. Mr. Myers holds a Chartered Financial Analyst designation.

Part I | Item 1. Business | Information about our Executive Officers

Laura L. Prieskorn	54	Chief Executive Officer and President of Jackson Financial Inc., a position assumed in February 2021. Ms. Prieskorn is also a member of Jackson Financial Inc.'s Board of Directors. Ms. Prieskorn has been with Jackson National Life Insurance Company for more than 30 years, serving in roles of increasing responsibilities. Ms. Prieskorn's prior management positions include Executive Vice President and Chief Operating Officer from March 2020 through February 2021, and Senior Vice President, Operations from December 2009 through March 2020.

Scott E. Romine	57
Executive Vice President of Jackson National Life Insurance Company, a position assumed in September 2022. Mr. Romine continues to serve as President and Chief Executive Officer of Jackson National Life Distributors LLC, a role assumed in December 2021. Prior to serving in this role, Mr. Romine served as the President of Advisory Solutions for JNLD from February 2018 to December 2021. From August 2016 to February 2018, Mr. Romine held various leadership positions with National Planning Holdings Inc., Jackson's former independent broker dealer network.

Craig D. Smith	55
Executive Vice President of Jackson National Life Insurance Company, a position assumed in September 2022. Mr. Smith continues to serve as President, Chief Executive Officer and Chief Investment Officer of PPM America, Inc., a role assumed in January 2021. Prior to this role, Mr. Smith served as Chief Investment Officer, since 2018. From 2015 to 2018, he served as co-Chief Investment Officer. Mr. Smith is a designated Charter Financial Analyst.

Marcia Wadsten	56
Executive Vice President and Chief Financial Officer of Jackson Financial Inc., a position assumed in February 2021. Ms. Wadsten has been with Jackson National Life Insurance Company for more than 30 years. Prior to her appointment as Chief Financial Officer, Ms. Wadsten served as Senior Vice President, Chief Actuary from June 2016 through February 2021.

*Mr. Myers ceased to be an executive officer as of December 31, 2022, and transitioned to employment as a Senior Advisor on January 1, 2023.

Part I | Item 1A. Risk Factors

Item 1A. Risk Factors

Risk Factor Summary

The following is a summary of the material risks and uncertainties that could adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor below.

Risks Related to Conditions in the Global Capital Markets and the Economy

Developments in the global capital markets and the economy can, and do, affect our business. We face risks from volatility in equity markets, interest rates and credit spreads, which can affect both asset and liability valuations, hedge program performance and fee revenues, as well as risks from deterioration of the credit quality of issuers and borrowers; and risks associated with global climate change.

Risks Related to Financing and Liquidity

As a holding company, we face liquidity risks associated with the ability of our subsidiaries to distribute cash to us, which depends upon the performance of their businesses and their ability to meet regulatory standards and receive regulatory approvals. We also face financing risks associated with our access to the capital markets. Our subsidiaries face liquidity and financing risks associated with their access to the capital markets, the impact of credit and financial strength ratings, a large concentration of funding from a single source, and the illiquid nature of some of their investments.

Risks Related to Legal, Tax and Regulatory Matters

We face risks associated with the heavily regulated nature of our subsidiaries’ businesses and operations, the effect of changes in regulations, the impact of tax laws upon our products and tax payments, the effect of changes in accounting standards, and legal and regulatory audits and investigations.

Risks Related to the Products We Offer and Distribution

Our subsidiaries’ products are complex and require us to make assumptions on customer behavior and manage risk through the use of financial derivatives. We face risk related to potential future updates to our assumptions and the effectiveness of our risk management programs. We also face risk in the marketing and distribution of our products due to competitive pressures and our ability to accurately describe and administer our products’ features.

Risks Related to Models, Estimates, Assumptions and Valuations

We face risk related to our reliance upon complex models to predict behavior, value our assets and liabilities, and quantify risk; the assumptions used to populate our models may not reflect what is realized over time, which may impact our financial performance. We also face risk in the determination of allowances and impairments with respect to the value of our investments.

Risks Related to Counterparty Performance and Reinsurance

We face credit risk from our transactions with counterparties relating to derivatives, reinsurance, and other transactions.

Risks Related to Our Information Technology and Other Operational Matters

Our business depends on performance of information technology systems and management and protection of data. We face risks from interruptions of those systems, unauthorized access or intrusions to those systems, and breach of protection of confidential business and personal data. We also face risks associated with the actions or inactions of our associates.

Part I | Item 1A. Risk Factors
General Risk Factors

We face risk from external events including natural or man-made disasters, our ability to achieve investor and regulator expectations with respect to environmental, social and governance matters, and our ability to carry-out an acquisition strategy. Provisions in our Certificate of Incorporation and By-laws may discourage, delay or prevent a change of control.

Risk Factors

You should carefully consider the risk factors below, in addition to the other information in this Annual Report on Form 10-K (the “Form 10-K”). These risk factors are important to understanding the Form 10-K and our other filings with the SEC. The risks described, below, are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could cause a material adverse effect on our business, financial condition, results of operations and cash flows. In any such case, the trading price of our common stock could decline. In addition, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them could, in turn, cause the emergence. or exacerbate the effect, of others. This Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Conditions in the Global Capital Markets and the Economy

Developments in global capital markets and the economy can, and do, affect our business. We face risks from volatility in equity markets, interest rates and credit spreads, which can affect both asset and liability valuations, hedge program performance and fee revenues, as well as risks from the deterioration of the credit quality of issuers and borrowers; and risks associated with global climate change. These risks include:

General conditions in the global capital markets and the economy could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Volatility in global capital markets and general economic downturns could have a material adverse impact on our business, financial condition, results of operations and cash flows. Factors including the lingering effects of the COVID-19 pandemic, availability and cost of credit, efforts to address inflation through the Federal Reserve policy, the Ukraine-Russia conflict and other geopolitical issues, and trade disputes have contributed to increased volatility in global capital markets. These factors could continue to impact business and consumer confidence and cause economic uncertainty, with a consequent slowdown in economic activity.

An economic downturn could impact policyholder behavior in a way that could adversely effect our business. In an economic downturn, our customers may choose to utilize guaranteed benefits differently than we have assumed, potentially taking partial withdrawals more regularly, which may lead to an increase in policyholders claims. If customer lapse rates significantly exceed our expectations, the loss of fee income or spread could cause a material adverse effect on our business, financial condition, results of operations and cash flows. Conversely, if our policyholder lapse rates are significantly lower than our expectations, the increased cost of providing guaranteed living benefits could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, such economic conditions may increase the cost of reinsurance to us for certain policies, and we could encounter decreased availability of such reinsurance.

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

Equity market declines and volatility could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our variable annuity business is highly sensitive to equity market conditions. Sustained decline, weakness or stagnation in equity markets has resulted, and could continue to result, in depressed variable annuity policyholder account balances and lower revenues based on fees and risk charges that are proportional to policyholder account balances. Lower variable

Part I | Item 1A. Risk Factors
annuity account balances also impact the likelihood of claims arising from guaranteed benefits on many of our variable annuity policies, which may reduce the profitability of the business, depending on the effectiveness of our hedge program.

Equity market declines and volatility could also influence policyholder behavior, which could adversely impact the levels of full surrenders or partial withdrawals within annuity contracts or cause customers to reallocate a portion of their account balances to more conservative investment options (which generally have lower fees). These actions could negatively impact our profitability or increase the value of guaranteed benefit liabilities, particularly if customers were to remain in conservative investment options during a period of equity market growth.

Additional equity market risk could materialize through basis risk, increased cost and limited availability of derivatives we use to hedge market risk, as well as a decline in the value of equity investments in our general account asset portfolio. Basis risk refers to the potential impact of performance differences between the mutual funds held in variable annuity policyholder accounts and the indexes underlying our derivative-based hedges. While we expect a close relationship between the performance of funds offered to variable annuity policyholders and the indexes we use to hedge, some variance between the two is expected. That variation could result in a loss of earnings. Also, basis risk may be exacerbated in periods of elevated market volatility. A market downturn or periods of market volatility could result in reduced availability or increased cost of our derivative-based hedge program, which could negatively impact our ability to mitigate the risk inherent in our liabilities. In addition, equity investments in our asset portfolio may experience a loss in value due to both broad market downturns and risk specific to our investments.

Changes in interest rates, including periods of high volatility, could have an adverse effect on our income, investment valuations and reserve calculations.

Changes in interest rates could result in fluctuations in the income derived from, and the valuation of, fixed income securities in our investment portfolio, which could cause a material adverse effect on our business, financial condition, results of operations and cash flows. We also face reinvestment risk as falling (or rising) interest rates may also result in accelerated (or decelerated) prepayments on mortgage-backed securities within our investment portfolio.

Fixed annuities, variable annuities with a fixed fund option, and institutional products expose us to the risk that decreases in interest rates, which are not fully reflected in the interest rates credited to customers, will reduce that spread and could reduce profitability of those businesses. Conversely, interest rate increases expose us to disintermediation risk, where higher rates make currently sold products more attractive while simultaneously reducing the market value of assets backing our liabilities. This creates an incentive for our customers to lapse their products in an environment where selling assets could cause realized losses.

Interest rate risk exposure for variable annuities increases when the present value of expected future benefit payments increases, which can occur due to a variety of factors, including lower interest rates potentially leading to lower discount rates, equity market underperformance, adverse policyholder behavior and increased policyholder longevity. Sustained periods of low interest rates or elevated interest rate volatility as experienced in recent years, generally result in increases in statutory reserves and capital requirements, U.S. GAAP reserves, and increased hedging needs and associated costs, which may negatively impact the performance of our hedge program. We also face the risk of reduced fee income as a result of lower variable annuity separate account values related to losses on fixed income investment options that may occur during periods of rising interest rates.

Volatility in credit spreads could have an adverse effect on the valuation of our fixed income investments, our investment income and reserve calculations.

Changes in credit spreads affect the underlying market price of our fixed income securities. If credit spreads widen significantly for a sustained period of time, we could be exposed to higher levels of other-than-temporary impairments. If credit spreads tighten significantly, it could result in reduced net investment income associated with new purchases of fixed maturity securities.

Credit spreads also affect our variable annuity business. Widening credit spreads would reduce the value of certain bonds held within policyholder funds, decreasing the account value of affected annuity contracts and negatively impacting the fee income we earn. Narrowing credit spreads would reduce the investment yields available on new asset purchases and the discount rates used in the principle-based statutory reserve calculation, potentially increasing statutory reserve requirements and, in turn, reducing statutory capital. Similarly, narrowing credit spreads would reduce the discount rates

Part I | Item 1A. Risk Factors
used in the U.S. GAAP embedded derivatives, potentially increasing U.S. GAAP reserve requirements. Although these effects on bond fund valuation, investment yields, and reserve discount rates run in offsetting directions for either credit spread widening or narrowing, it is possible for one to outweigh the other under certain market conditions. Any of these risks could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to the risk of deterioration of the credit quality of, and defaults on, the securities and loans in our investment portfolio, which could have an adverse effect on our investment income, investment valuations and impairments, and capital requirements.

We are subject to the risk that issuers of our fixed maturity securities and other debt securities and borrowers on our commercial mortgages will default on principal and interest payments or be unable or unwilling to pay us in a timely manner, if at all, due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads or other events that adversely affect the issuers or guarantors of securities we own or the underlying collateral of structured securities we own could cause the estimated fair value of our fixed maturity securities portfolio to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. Defaults by such issuers and borrowers in the payment or performance of their obligations could reduce our investment income and investment gains or result in investment losses. Further, the value of any fixed maturity security is subject to impairment based on expectations for repayment of cash flows agreed under the obligation. Issuers of the fixed maturity securities that we own could experience performance deterioration that trigger rating agency downgrades. Even if issuers have not defaulted on principal and interest payments with respect to these securities, we could still be required by regulators and rating agencies to hold more capital in support of these investments. As a result, we could experience a higher cost of capital and potential constraints on our ability to grow our business and maintain our own ratings. See Note 4 of Notes to Consolidated Financial Statements for a discussion of the valuation of our securities investments.

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

PPM America, Inc. ("PPM") and Jackson National Asset Management LLC ("JNAM"), our investment advisory subsidiaries, manage our general and separate account assets, respectively. PPM also provides investment management services to Prudential plc’s Asian affiliates. Most of our revenues are derived from management and administration fees, which typically are calculated as a percentage of the value of assets under management. The fees charged for these services vary with the type of service, the investment strategy and the amount of assets managed. The value and composition of our assets under management could be adversely affected by several factors, including:

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

Part I | Item 1A. Risk Factors
A decrease in the value of our assets under management or an adverse shift in the mix of those assets would adversely affect our investment management business’ revenues. A reduction in revenues could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face direct or indirect effects of, or responses to, climate change.

Climate change may increase the frequency and severity of weather-related catastrophes, or adversely affect our investment portfolio or investor sentiment. Climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio, including real estate investments. We cannot predict the long-term impacts on us from climate change or related regulation. A failure to identify and address these global climate issues and related impacts could cause a material adverse effect on the achievement of our business objectives.

Pandemics, epidemics, disease outbreaks and other public health crises have and can disrupt our business and operations, and future public health crises could adversely impact our business, financial condition, liquidity and results of operations.

Pandemics, epidemics or disease outbreaks in the U.S. or globally, including the COVID-19 pandemic, which has disrupted, and may in the future disrupt, our business, could materially affect our business. Our business operations could be significantly disrupted if our critical workforce, key vendors, third-party suppliers, or counterparties with whom we transact are unable to work effectively because of illness, quarantines, and government actions in response to any public health emergency. We also are unable to predict government and regulatory actions that could be taken in the future, including their duration and effectiveness, to contain any COVID-19 variant strains or other public health crises, or the impact of future laws, regulations, or restrictions on our business. The risk management and contingency plans we have in place may be inadequate to protect our business. Any of these factors could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Financing and Liquidity

As a holding company, we face liquidity risks associated with the ability of our subsidiaries to distribute cash to us, which depends upon the performance of their businesses and their ability to meet regulatory standards and receive regulatory approvals. We also face financing risks associated with our access to the capital markets. Our subsidiaries face liquidity and financing risks associated with their access to the capital markets, the impact of credit and financial strength ratings, a large concentration of funding from a single source, and the illiquid nature of some of their investments. These risks include:

As a holding company, Jackson Financial depends on the ability of its subsidiaries to pay dividends and make other distributions to meet its obligations and liquidity needs, including servicing debt, dividend payments and stock repurchases.

Jackson Financial is the holding company for all our operations and is a separate legal entity from its subsidiaries. Dividends and other distributions from Jackson Financial’s subsidiaries, including payments on internal debt, are the principal sources of cash flow available to Jackson Financial to pay principal and interest on its outstanding indebtedness, corporate operating expenses, shareholder dividends, and to repurchase stock and meet its other obligations. The inability of our subsidiaries to pay dividends or provide other distributions could have a material adverse effect on our business, financial condition, and cash flows, and restrict our ability to pay dividends to our shareholders or repurchase stock.

The ability of our insurance subsidiaries to pay dividends and make other distributions to Jackson will further depend on the impact such distributions may have on their financial strength ratings, and their ability to meet applicable regulatory standards and receive regulatory approvals. Regulatory approvals are based, in part, on the prior year’s statutory income, capital and surplus, and unassigned funds (surplus) and require our insurance subsidiaries to hold a specific amount of minimum reserves to meet future obligations on their outstanding policies. Unassigned funds (surplus) represent the undistributed and unappropriated amount of statutory surplus at any balance sheet date (comparable to U.S. GAAP retained earnings). Changes in, or reinterpretations of, these regulatory standards could constrain the ability of our subsidiaries to pay dividends or to advance or repay funds in sufficient amounts or at appropriate times to meet our debt obligations and corporate expenses. Requiring our insurance subsidiaries to hold additional reserves has the potential to constrain their ability to pay dividends to Jackson. See “Business–Regulation–State Insurance Regulation” and

Part I | Item 1A. Risk Factors
“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions from our Insurance Company Subsidiaries.”

We have incurred indebtedness that we will need to service and refinance, which will depend upon, among other things, cash made available to us by our operating subsidiaries and our ability to access the capital markets.

Our ability to make payments on and to refinance our existing indebtedness, as well as any future indebtedness that we may incur, will depend on our ability to generate cash in the future from our subsidiaries’ operations, our ability to access the capital markets for financing or refinancing, or asset sales. Our ability to generate cash to meet our debt obligations in the future is sensitive to capital market returns and interest rates, primarily due to our variable annuity business. In addition, we may be able to incur substantially more indebtedness under the terms of our debt agreements. Any such incurrence of additional indebtedness would increase the risks created by our level of indebtedness. The interest expense associated with our debt may increase due to increased indebtedness or refinancing of existing debt at higher rates due to rising interest rates or higher credit spreads, or both.

Overall, our ability to generate cash is subject to general economic, financial market, competitive, legislative, regulatory, client behavior and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we could be forced to take unfavorable actions, including significant business and legal entity restructuring, limiting new business investment, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In the event we default on debt having a principal balance of $150 million or more, the lenders who hold our revolving credit facility and senior notes could also accelerate amounts due on that debt, which could potentially trigger a default or acceleration of the maturity of our other debt.

Adverse capital and credit market conditions could significantly affect our liquidity, access to capital and cost of capital, which would adversely impact our business, financial condition, results of operations and cash flows.

During previous periods of market upheaval and economic uncertainty, capital and credit markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need to access liquidity to pay operating expenses (including costs relating to our hedging program), policyholder benefits, interest expenses, dividends, or distributions on our common stock, and to capitalize our insurance subsidiaries.

We require a significant amount of liquidity to support our hedging program, to satisfy variation margin requirements on futures positions or to cover the initial cost of equity and interest rate options. Volatile market environments have the potential to increase hedging-related liquidity requirements, as the amount of cash we need to pay out in variation margin each day is directly related to the magnitude of equity market and interest rate movements. Additionally, as our over-the-counter bilateral hedging transactions become subject to initial margin requirements, we would need liquid assets of sufficient quality to satisfy those requirements. Without sufficient liquidity, we could be required to curtail or limit our operations and our hedging program, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

The level of cash and securities we maintain combined with expected cash inflows from investments and operations, may be inadequate to meet our short-term and long-term customer benefits and expense payment obligations. If market or other conditions have an adverse impact on our capital and liquidity, we may have to seek additional financing, which may be unavailable due to adverse market conditions, restrictive regulatory considerations, overall lower availability of credit to the financial services industry, our credit ratings and credit capacity, or a negative perception in the lender community of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn or recession. Similarly, our access to funds could be impaired if regulatory authorities or rating agencies take negative actions against us. Internal sources of liquidity could prove to be insufficient, and, in such case, we would not be able to successfully obtain additional financing on favorable terms, or at all. If we are unable to access capital markets to issue new debt, refinance existing debt or sell additional equity as needed, or if we are unable to obtain such financing on acceptable terms, our business, financial condition, results of operations and cash flows could be adversely impacted.

Disruptions, uncertainty or volatility in capital and credit markets could also limit our access to the capital required to operate our business. Such market conditions would limit our ability to replace maturing liabilities in a timely manner,

Part I | Item 1A. Risk Factors
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

Disruptions in financial markets could limit our access to derivatives used to manage risk pursuant to our hedging strategy or access to fixed income investments used to execute our investment strategy. As a result, disruptions in the financial markets could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A change in outlook to negative on our ratings, a downgrade in any of our ratings, an announcement of a potential downgrade, or customer concerns about the possibility of a downgrade, could cause direct or indirect adverse effects, including impacts on:

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

We use institutional funding agreements originating from FHLBI, which from time to time serve as a significant source of our liquidity. See Note 11 of Notes to Consolidated Financial Statements for a description of those funding agreements and related collateral requirements. Additionally, we use agreements with the FHLBI to meet near-term liquidity needs, augmenting our repurchase agreement capacity from other counterparties. If the FHLBI were to change its definition of eligible collateral, we could be required to post additional amounts of collateral in the form of cash or other assets. Or, if our creditworthiness falls below the FHLBI’s requirements or if legislative or other political actions cause changes to the FHLBI’s mandate or to the eligibility of life insurance companies to be members of the FHLBI system, we could be required to find other sources to replace this funding, which may prove difficult and increase our liquidity risk.

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

Part I | Item 1A. Risk Factors
Risks Related to Legal, Tax and Regulatory Matters

We face risks associated with the heavily regulated nature of our subsidiaries’ businesses and operations, the effect of changes in regulations, the impact of tax laws upon our products and tax payments, the effect of changes in accounting standards, and legal investigations and regulatory audits and exams. These risks include:

Our businesses are heavily regulated and changes in regulation could reduce our profitability and limit our growth.

Our annuity products and our insurance company subsidiaries are subject to extensive and potentially conflicting state and federal tax, securities, insurance and employee benefit plan laws and regulations in the jurisdictions in which we operate. These laws and regulations are complex and subject to change, which could have an unknown or adverse impact on us. Moreover, these laws and regulations are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, the U.S. Securities and Exchange Commission, the Financial Industry Regulatory Authority, the U.S. Department of Labor, the U.S. Department of Justice, the U.S. Internal Revenue Service and state attorneys general, each of which exercises a degree of interpretive latitude. We also are subject to the laws and regulations from state insurance regulators, who regularly re-examine existing laws and regulations applicable to insurance companies and their products. In some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not investors. In addition, federal and state securities laws and regulations apply to certain of our insurance products that are considered “securities” under such laws, including our variable annuity contracts and our RILA product. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital.”

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

A decrease in the risk-based capital ("RBC") ratio (as a result of a reduction in statutory capital and surplus or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies, which scrutiny could lead to corrective measures and ratings declines adversely affecting our business, financial condition, results of operations and cash flows.

The National Association of Insurance Commissioners ("NAIC") has established model regulations that provide minimum capitalization requirements for insurance companies based on risk-based capital ("RBC") formulas. Each of our U.S. insurance subsidiaries is subject to RBC standards or other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. A failure to meet these requirements could subject them to further examination or corrective action imposed by insurance regulators, including limitations on their ability to write additional business, increased regulatory supervision, or seizure or liquidation. Any corrective action imposed could cause a material adverse effect on our business, financial condition, results of operations and cash flows. A decline in RBC ratio, whether or not it results in a failure to meet applicable RBC requirements, could limit the ability of an insurance subsidiary to make dividends or distributions to us, could result in a loss of customers or new business, or could influence ratings agencies to

Part I | Item 1A. Risk Factors
downgrade financial strength ratings, each of which could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

In any particular year, total adjusted capital amounts and RBC ratios could change due to a variety of factors, including the amount of statutory earnings generated by the insurance subsidiary, the amount of additional capital that insurer must hold to support business growth, equity market and credit market conditions, the value and credit ratings of certain fixed income and equity securities in its investment portfolio, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, and that have the effect of increasing or decreasing the amount of capital our insurance subsidiaries should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital market conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that an insurance subsidiary is required to hold could materially increase. These factors would decrease the total adjusted capital available for use in calculating the subsidiary’s RBC ratio. To the extent that an insurance subsidiary’s RBC ratio is deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies could view this as a reason for a ratings downgrade.

Our investment management business is heavily regulated, and changes in regulation and in supervisory and enforcement policies could limit or delay our growth and cause a material adverse effect on our business, results of operations and cash flows.

Virtually all aspects of our investment management business are subject to federal and state laws, regulations and rules of securities regulators and exchanges, and laws and regulations in the foreign jurisdictions in which our subsidiaries conduct business. Violations could subject us to civil liability, criminal liability or sanction, including restriction or revocation of our professional licenses or registrations, restriction on the ability to collect fees for services provided, revocation of the licenses of our associates, censures, fines, or temporary suspension or permanent bar from conducting business. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanction, could require substantial expenditures of time, resources, and money, and could potentially damage our reputation. Any such liability or sanction could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Part I | Item 1A. Risk Factors
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

Prudential plc and its affiliates are significant clients of PPM. Prudential and its affiliates represent $23.3 billion of assets under management or 33% of PPM’s total assets under management. PPM’s investment management agreements with Prudential and its affiliates are terminable at any time or on short notice by either party, and Prudential and its affiliates are not under any obligation to maintain any level of assets under management with PPM. If Prudential and its affiliates were to terminate their investment management agreements with PPM, it could cause material disruption in the operations and investment advisory capabilities of PPM, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in U.S. federal income or other tax laws or the interpretation of tax laws could affect sales of our products, cash flows, and profitability.

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

The recently enacted Inflation Reduction Act of 2022 (“IRA”) establishes a new 15 percent corporate alternative minimum tax (“AMT”) on corporations that have an average adjusted financial statement income in excess of $1 billion over a three-year period and is effective January 1, 2023. The implementation of the AMT contemplates that the U.S. Department of Treasury issues final regulatory guidance, which is expected throughout 2023 and beyond. It remains difficult to predict the specific final guidance or the definition of adjusted financial statement income. In the absence of further guidance, despite our federal net operating loss and foreign tax credit carryforwards, we may be required to pay tax equal to 15 percent of our pre-tax financial statement income, as adjusted by the AMT, which includes certain items that are non-economic and can fluctuate significantly based on the movement of interest rates and equity markets. The AMT and any potential future increase in the U.S. corporate income tax rate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Federal and state securities laws and regulations apply to insurance products that are also “securities” (including variable annuity contracts), to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts. Such laws and regulations require that we distribute these products through a broker-dealer that is registered with the U.S. Securities and Exchange Commission and certain state securities regulators and is a member of the Financial Industry Regulatory Authority ("FINRA"). Accordingly, our offering and selling of annuities, and in managing certain proprietary mutual funds associated with those products, are subject to extensive regulation under federal and state securities laws as well as the FINRA rules. Costs related to compliance with these securities laws will be greater than costs for our unregistered products. Due to the increased operating and compliance costs, the profitability of issuing these products is uncertain. Moreover, changes in these laws and regulations could affect the way we conduct our business and the products

Part I | Item 1A. Risk Factors
we sell and could adversely impact our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs.

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

Our operations could become subject to individual lawsuits, class action lawsuits and regulatory actions relating, among other things, to sales or underwriting practices; payment of contingent or other sales commissions; claims payments, refunds, practices and procedures; product design; disclosure; administration; additional premium charges for premiums paid on a periodic basis; interest crediting practices; denial or delay of benefits; charging excessive or impermissible fees; alleged misconduct by our associates and agents; failure to properly supervise representatives, agents or other persons with whom we do business; and alleged breaches of duties to customers.

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

Part I | Item 1A. Risk Factors
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

Our consolidated financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time, we will be required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). FASB has issued several accounting standards updates which have resulted in significant changes in U.S. GAAP, including how we account for our financial instruments and how our financial statements are presented. Changes to U.S. GAAP could affect the way we account for and report significant areas of our business, impose special demands on us in the areas of governance, associate training, internal controls and disclosure and affect how we manage our business. To the extent that such changes affect income, expenses, assets, liabilities or shareholders’ equity, they could adversely affect rating agency metrics and could consequently adversely impact our financial strength ratings and our ability to incur new indebtedness or refinance our existing indebtedness. The changes could also result in increased market sensitivity of our financial statements and results of operations. See Note 2 of Notes to Consolidated Financial Statements for a description of pending changes in accounting principles.

Our operating insurance companies are also subject to statutory accounting practices prescribed or permitted by their states of domicile. Any changes in the method of calculating reserves for our products under statutory accounting practices could result in increased reserve requirements, and any movements in economic inputs, such as interest rates, under this framework could impact the volatility of our statutory surplus and required capital. The NAIC prescribes Economic Scenario Generator developed by the American Academy of Actuaries (“Academy”) for use by the life insurance industry in calculations of life and annuity statutory reserves and statutory capital. Beginning in early 2017, the Academy notified the NAIC’s Life Actuarial (A) Task Force that it did not have the resources to maintain the Economic Scenario Generator, except in their current form, and that a suitable replacement should be found. As a result, in October 2020, the NAIC selected Conning, Inc. (“Conning”), a global software and professional services firm, to provide an Economic Scenario Generator software platform for use in calculations of life and annuity reserves and capital under the NAIC risk-based capital requirements. Conning is expected to provide the NAIC with updated real-world scenarios modeling interest rates, equities, and other economic factors, and provide full documentation and training materials for regulators and insurers. Based on currently available information, the potential impact of any revisions to the Economic Scenario Generator is unclear. If these potential changes to Economic Scenario Generator are significant, there could be a material impact on the level and volatility of our statutory surplus and required statutory capital.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of Part II of this Form 10-K, our management identified a material weakness in our internal control over financial reporting related to ineffective risk assessment of a process level control used to determine our nonperformance risk adjustment in developing the discount rate used to estimate the fair value of some of the guarantee features of our variable annuity products. Specifically, management determined that the evidence of evaluation around the consideration of changes in factors that could have a material impact on the discount rate was insufficient to demonstrate that an effective control existed. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our

Part I | Item 1A. Risk Factors
internal control over financial reporting was not effective as of December 31, 2022. We are developing a remediation plan designed to address this material weakness. If the remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Those circumstances, were they to occur, could subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

Risks Related to the Products We Offer and Distribution

Our subsidiaries’ products are complex and require us to make assumptions on customer behavior and manage risk through the use of financial derivatives. We face risk related to potential future updates to our assumptions and the effectiveness of our risk management programs. We also face risk in the marketing and distribution of our products due to competitive pressures and our ability to accurately describe and administer our products’ features. These risks include:

Our failure to accurately describe the many features and options of our annuities or to administer the many features and options consistent with their descriptions could adversely impact our business, financial condition, results of operations and cash flows.

Our annuities contain many options and features, and we rely on third-party distributors to describe and explain our products to investors and our customers. There is a risk that we or our distributors fail to describe every feature and option in contracts, forms, regulatory filings, marketing literature, and other written descriptions. Any such failure, or any other intentional or unintentional misrepresentation of our products in advertising materials or other external communications, or inappropriate activities by our personnel or third-party distributors, could adversely affect our reputation and business, as well as lead to potential regulatory actions or litigation.

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

Optional guaranteed benefits within certain of our annuities could decrease our earnings, decrease our capitalization, and increase the volatility of our financial results.

Certain of the annuities we have in-force and continue to sell include optional guaranteed benefits. Optional guaranteed benefits are designed to offer various forms of protection to customers against losses in their account value. The value of liabilities associated with optional guaranteed benefits is affected by equity and fixed income market performance, the level of interest rates, realized volatility in equity markets and interest rates, and customer behavior; an increase in these liabilities could result in a decrease in our net income and depending on the magnitude of any such increase, could cause a material adverse effect on our financial condition, including our capitalization, as well as the financial strength and credit ratings which are necessary to support the sales of our products.

Additionally, we make assumptions regarding customer behavior that affect the pricing and valuation of optional guaranteed benefits within our products. Annually, or as circumstances warrant, we conduct a comprehensive review of our assumptions, including those relating to customer behavior, and update them when appropriate. If we update our assumptions based on our review in future years, we could be required to increase the liabilities we record for future policy benefits and claims to a level that causes a material adverse effect on our business, financial condition, results of operations and cash flows which, in certain circumstances, could impair our solvency. In addition, we have in the past updated our assumptions on customer behavior, which has negatively impacted our net income, and we could be required to implement further updates in the future.

Our use of derivative instruments to manage risk associated with optional guaranteed benefits may not result in positive financial performance in all periods. Many factors may influence the impact of optional guaranteed benefits, net of hedging, on our financial performance, such as equity market performance and volatility, the level and volatility of interest

Part I | Item 1A. Risk Factors
rates, and deviations from assumed customer behavior. The manner in which we hedge optional guaranteed benefits of our annuities has resulted in, and could continue to result in, significant variability in our U.S. GAAP accounting results and could have adverse impacts on the level of statutory capital and the RBC ratios of our insurance subsidiaries. These factors, individually or collectively, could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

The terms of our registered index-linked annuities ("RILAs") may not meet customer needs, and we may encounter delays and missed market opportunities if we need to revise those terms, which could negatively affect our revenues, costs and results of operations.

Our registered index-linked annuity ("RILA") intends to meet the growing demand for RILA products and provide value for customers. Creation of the product required the preparation, filing and effectiveness of a registration statement with the SEC. Changes to that product offering may require an amendment to that registration statement, or a new registration statement, which would entail analysis of the needed changes and their effects, a new product description and review by the SEC. Those steps could interrupt and delay the marketing of our product, which could decrease revenues, increase costs, and negatively impact our results of operations.

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

The competitive landscape in which we operate could be further affected by government sponsored programs or regulatory changes in the U.S. and similar governmental actions outside of the U.S. Competitors that receive governmental financing, guarantees or other assistance, or that are not subject to the same regulatory constraints could have or obtain pricing or other competitive advantages.

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

Part I | Item 1A. Risk Factors
continue to compete effectively, and competitive activity could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

We could experience difficulty in marketing and distributing products.

We distribute our products through a variety of third-party distribution partners. Our agreements with third-party distributors are subject to termination by either party with or without cause. We periodically renegotiate the terms of these agreements, and such terms may not remain attractive or acceptable to us or such third parties. Our distributors could elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, decisions to discontinue a product, failure to create new products, adverse developments in our business or products with features that do not meet minimum thresholds set by the distributor, or developments in laws or regulations that affect our products. If certain key distributors were to terminate their relationship with us or reduce the amount of sales they produce for us, our business, financial condition, results of operations and cash flows could be adversely affected. Our key distribution partners could merge, consolidate, or change their business models in ways that affect how our products are sold or terminate their distribution contracts with us. New distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank, wire house and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels.

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

Risks Related to Models, Estimates, Assumptions and Valuations

We face risk related to our reliance upon complex models to predict behavior, value our assets and liabilities, and quantify risk; the assumptions used to populate our models may not reflect what is realized over time, which may impact our financial performance. We also face risk in the determination of allowances and impairments with respect to the value of our investments. These risks include:

We rely on complex models to predict behavior, identify potential risks and estimate financial performance. These models may be ineffective due to incomplete or inaccurate assumptions or errors in data analysis or interpretation, which could result in materially inaccurate risk assessments and output.

We use complex models to predict customer behavior, identify potential risks and estimate financial performance, including market trends. Those models assist in establishing reserves and derivative positions in respect of liabilities arising from our insurance policies and annuity contracts and to perform a range of operational functions, including calculation of regulatory or internal capital requirements and determining hedging requirements. Some of these tools form an integral part of our information and decision-making framework.

No model is perfect, and each is highly dependent upon the assumptions used, which, in turn, are dependent upon the empirical and subjective analysis and evaluation of data with respect to customer behavior under different conditions, mortality, policy lapse or surrender, market trends, performance and volatility, and intervening factors, such as large- scale disasters and pandemics. There is a significant risk that the underlying data may be incomplete, may contain errors due to the large volume of information collected and processed or the limitations of the tools used in that processing, or be insufficiently predictive of future trends given its historical nature. Further, judgments applied in interpreting that data may be incorrect due to the significant subjective and complex judgments, estimates and assumptions involved. The failure of the model to predict trends or outcomes could adversely impact our business, financial condition, results of operations and cash flows.

Our analyses of scenarios and sensitivities that we utilize in connection with our variable annuity risk management strategies involve significant estimates based on assumptions and could therefore result in material differences from actual outcomes compared to the sensitivities calculated under such scenarios.

As part of our variable annuity risk management program, we may, from time to time, estimate the impact of various market factors under certain scenarios on our variable annuity distributable earnings or our reserves (collectively, the

Part I | Item 1A. Risk Factors
“market sensitivities”), which are used to guide our assessment of investment and hedging strategies and capital reserves. Any such market sensitivities may use inputs which are difficult to approximate and could include estimates that differ materially from actual results. Any such estimates, or the absence thereof, could be associated with, among other things: (i) differences in returns of equity or fixed income indices and policyholder funds, (ii) actuarial assumptions related to customer behavior and life expectancy and (iii) management actions, including changes in investment and hedging activities, that may occur in response to developing facts, circumstances and experience for which no estimates are made in any market sensitivities. Any such estimates, or the absence thereof, could produce sensitivities that could differ materially from actual outcomes and therefore affect our actions in connection with our risk management program. Our liquidity, statutory capitalization, results of operations and financial condition could be adversely affected by a broad range of capital market scenarios, which could materially affect our reserving requirements and, by extension, could materially affect the accuracy of estimates used in any market sensitivities.

If our reserves for future policy benefits and claims are not sufficient, we would be required to increase our reserve liabilities.

We calculate and maintain reserves for estimated future benefit payments to our customers. We release these reserves as those future obligations are extinguished. The reserves we establish necessarily reflect estimates and actuarial assumptions about our expected future experience. These estimates and actuarial assumptions include estimates and assumptions related to future mortality, longevity, interest rates, future equity performance, reinvestment rates, persistency, claims experience and customer elections (i.e., the exercise or non-exercise of rights by customers under the contracts). Examples of customer elections include lapses and surrenders, withdrawals and amounts of withdrawals, and contributions and the allocation thereof. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. Annually, or as circumstances warrant, we conduct a comprehensive review of the assumptions used in connection with the reserve estimation process. Based on this review, reserves may be adjusted with a corresponding benefit or charge to net income. Our future financial results depend on the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors affect future experience, including economic, political, and social conditions, inflation, healthcare costs and changes in doctrines of legal liability and damage awards in litigation. The ultimate amounts we will pay for actual future benefits and the timing of those payments is uncertain.

We could face unanticipated losses if there are significant deviations from our assumptions regarding the persistency of our annuity contracts or if mortality rates differ significantly from our pricing expectations.

Our future profitability is based in part on expected patterns of premiums, expenses and benefits using a number of assumptions, including those related to the probability that a policy or contract will remain in force from one period to the next, or persistency or mortality. It is not possible to precisely predict persistency or mortality, and actual results could differ significantly from assumptions. The effect of persistency on profitability varies for different products. For certain products, actual persistency that is lower than assumptions could have an adverse impact on future profitability. In addition, we could also be forced to sell investments at a loss to fund withdrawals. For some life insurance and variable annuities, actual persistency in later policy durations that is higher than assumed persistency could also have a negative impact on profitability. If these policies remain in force longer than assumed, we could be required to make greater benefit payments than we had anticipated when we priced these products. In addition, we set prices and initial crediting rates for our annuities based on expected claims and payment patterns, using assumptions for, among other factors, the persistency and mortality rates of our customers. Significant deviations in experience from assumptions regarding persistency and mortality rates could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

Part I | Item 1A. Risk Factors

Risks Related to Counterparty Performance and Reinsurance

We face credit risk from our transactions with counterparties relating to derivatives, reinsurance, and other transactions. These risks include:

Our use of financial derivative transactions to hedge risks associated with our operations exposes us to counterparty credit risk that could adversely affect us.

We use derivatives primarily as part of our financial risk management strategy, principally to manage the inherent equity market and interest rate risk associated with the optional guaranteed benefits embedded in our products. Derivative contracts, primarily composed of futures and options on equity indices and interest rates, are an essential part of our risk management program and are selected to provide a measure of protection against adverse financial market events. These transactions are designed to manage the risk of a change in the value, yield, price, cash flows or degree of exposure with respect to assets, liabilities, or future cash flows that we have acquired or incurred. For information regarding notional amounts on our derivative instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments—Derivative Instruments.” We manage the potential credit exposure for derivative contracts through the use of the International Swaps and Derivatives Association’s (“ISDA’s”) collateral agreements and master netting agreements, and by limiting exposure to each counterparty based on their credit worthiness. If our counterparty fails or refuses to honor its obligations under the derivative contracts, such failure or refusal could cause a material adverse effect on our business, financial condition, results of operations and cash flows, as we may not be able to realize the full market value of the derivative positions if the value exceeds the amount of collateral held, or we are unable to replace the derivative positions with a new counterparty.

Our transactions with financial and other institutions generally specify the circumstances under which either party is required to pledge collateral related to any change in the market value of the derivatives contracts. The amount of collateral, or variation margin, we are required to post under these agreements could increase under certain circumstances, which could adversely affect our liquidity. We invest on a short-term basis the cash collateral pledged to us by our derivative counterparties in unsecured money market and prime funds, which exposes us to the credit risk of the financial institutions where we invest funds received as collateral. Additionally, implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) and other regulations could increase the need for liquidity and for the amount of collateral assets in excess of current levels, further exacerbating these risks.

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

We use reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force annuity and life insurance products with regard to longevity and mortality risks, in certain of our annuities with regard to the Guaranteed Minimum Income Benefit (“GMIB”) features, and the in-force fixed annuities and fixed index annuities ceded to Athene. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject.

We remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that a reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. The inability or unwillingness of a reinsurer to meet its obligations to us, or the inability to collect under our reinsurance treaties for any other reason, could cause a material adverse impact on our business, financial condition, results of operations and cash flows. In connection with the Athene Reinsurance Transaction, Apollo Insurance Solutions Group LP, an affiliate of Athene, manages the assets held in the related funds withheld account. Since this arrangement with Athene involves reinsurance of substantially all our in-force fixed annuities and fixed index annuities, it covers a larger volume of business than would a traditional reinsurance agreement, thereby exposing us to a large concentration of credit risk with respect to Athene. See “Certain Relationships and Related Party Transactions.”

Part I | Item 1A. Risk Factors
Difficulties faced by other financial institutions could adversely affect us.

We have exposure to financial institutions in the form of unsecured bank accounts and debt instruments, unsecured money market and prime funds, and equity investments. Losses or impairments to the carrying value of these assets could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, an insolvency of, or the appointment of a receiver to rehabilitate or liquidate, a significant competitor could affect consumer confidence in our products and services and negatively impact our business.

Risks Related to Our Information Technology and Other Operational Matters

Our business depends on performance of information technology systems and the management and protection of data. We face risks from the interruptions of those systems, unauthorized access or intrusions to those systems, and breach of protection of confidential business and personal data. We also face risks associated with the actions or inactions of our associates. These risks include:

Adverse outcomes from the operational risks inherent in our business could disrupt our business, and have a negative impact on our business, financial condition, results of operations and cash flows.

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

Exposure to such events could impact our operational resilience and ability to perform necessary business functions by disrupting our systems, operations, new business sales and renewals, distribution channels and services to customers, or result in the loss of confidential or proprietary data. Such events, as well as any weaknesses in administration systems (such as those relating to customer records) or actuarial reserving and hedging processes, may lead to legal and regulatory sanctions, decreased profitability, financial loss, adverse changes in policyholder behavior, as well as damage to our reputation or relationship with our customers and business partners.

Adverse outcomes from the operational risks of our material outsourcing partners, could disrupt our business, and have a negative impact on our business, financial condition, results of operations and cash flows.

We rely on the performance and operations of a number of third-party distribution, policy administration, outsourcing (including external technology and data hosting), and service partners. These include back-office support functions, such as those relating to information technology infrastructure, development and support, and customer facing operations and services, such as product distribution and services (including through digital channels) and investment operations. This creates reliance upon the resilient operational performance of these partners and requires the implementation and oversight of policies and procedures to ensure we are not unduly subjected to reputational, financial, or other risks attributable to such third parties. Failure to adequately oversee our third-party partners, or the failure of a partner (or of its information technology and operational systems and processes) could result in significant disruption to business operations and customers and could have adverse reputational, regulatory and legal implications, and thus could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Part I | Item 1A. Risk Factors
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

We are exposed to continuously evolving risks of attempts to disrupt the availability, confidentiality and integrity of our information technology systems, which could result in disruption to key operations or loss of the availability, confidentiality or integrity of customer or other Company data. This could result in reputational damage and direct or indirect financial loss. The cybersecurity threat continues to evolve globally in sophistication, frequency of attacks and potential significance. Our market profile and growing customer interest in interacting with their financial services providers, through the internet and social media, could also increase the likelihood of us being a target by cyber criminals. We have been, and likely will continue to be, subject to potential damage from computer viruses, attempts to access confidential information, including customer data, and cybersecurity attacks such as “denial of service” attacks, phishing, sophisticated and automated attacks, and other disruptive software campaigns. Our security measures, including information security policies, administrative, technical, and physical controls, associate training and other preventative actions may not fully protect us from such events.

During times of significant change, the resilience and operational effectiveness of these systems and processes could be adversely impacted. In particular, we are increasing use of emerging technological tools and digital services and forming strategic partnerships with third parties to provide these capabilities. A failure to implement appropriate governance and management of the incremental operational risks from emerging technologies could adversely impact our business, financial condition, results of operations and cash flows. New and currently unforeseeable regulatory issues could also arise from the increased use of emerging technology, data, and digital services. A material failure or breach of our information technology systems, or those of our third-party suppliers and other service providers, could result in a material adverse effect on our business, financial condition, results of operations and cash flows as well as loss of trust from our customers and associates, reputational damage and potential legal and regulatory liability.

Increased cybersecurity threats and computer crime also pose a risk of litigation, regulatory investigations, and other penalties. Data privacy is subject to frequently changing rules and regulations regarding the handling of personal data. Any breach in the security of our information technology systems could result in the disclosure or misuse of confidential or proprietary business information, including sensitive customer, supplier, or associate information maintained in the ordinary course of our business. Any such event, or any failure to comply with these data privacy requirements or other laws in this area, could cause damage to our reputation, or loss of revenue and could result in legal liability or penalties. In addition, we could incur large expenditures to investigate, remediate, and recover networks or information systems and protect against similar future events.

Failure to protect the confidentiality of customer information or proprietary business information could adversely affect our reputation and cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business and relationships with customers depend on our ability to maintain the confidentiality of our customers’ proprietary business and confidential information (including customer transactional data and personal information about our distribution partners and customers). The risks of failing to secure data and misusing data are increased by the use of emerging technological tools that increase the volume of data that we collect and process.

Pursuant to federal laws, various federal agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary from jurisdiction to jurisdiction, to safeguard the

Part I | Item 1A. Risk Factors
privacy and security of personal information. Any compromise of our information technology systems or of the third-party partners' systems that results in the unauthorized access or disclosure of non-public personally identifiable or proprietary business information could damage our reputation in the marketplace, deter investors from purchasing our products, subject us to civil liability and require us to incur significant technical, legal and other expenses. New and currently unforeseeable regulatory issues could also arise from the increased use of emerging technology, data, and digital services.

We retain confidential information in our information systems and in cloud-based systems (including customer transactional data and personal information about our distribution partners, customers, and our own associates). We rely on commercial technologies and third parties to maintain the security of those systems. Anyone who circumvents our security measures and penetrates our information systems, or the cloud-based systems we use, could access, view, misappropriate, alter or delete any information in the systems, including personally identifiable customer information and proprietary business information. It is possible that an associate, contractor, or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. Our associates, distribution partners and other third-party partners use portable computers or mobile devices that could contain similar information to that in our information systems, and these devices have been and could be lost, stolen or damaged. Any compromise of the security of our information technology systems that results in the unauthorized disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to civil and criminal liability and require us to incur significant technical, legal and other expenses, any of which could cause a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our inability to recruit, motivate and retain key associates and experienced and productive associates could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business depends on our ability to attract, motivate, and retain highly skilled, and often highly specialized, technical, investment, actuarial, managerial, and executive personnel. Intense competition exists for key associates with demonstrated abilities, and we may be unable to retain or hire such associates. For example, we rely upon the knowledge and experience of associates with technical expertise to provide sound operational controls for our overall enterprise, including the accurate and timely preparation of required regulatory filings and U.S. GAAP and statutory financial statements and operation of internal controls. Our success also depends on the continued service of our key senior management team, including executive officers and senior managers. The unexpected loss of services of one or more of our key associates could have a material adverse effect on our operations due to their skills, knowledge of our business, their years of industry experience and the potential difficulty in promptly finding qualified replacement associates.

We depend on the ability of our associates, including senior management, to work together to accomplish the Company’s business plans and strategic objectives. As a public company, we will continue to need associates with different skillsets and public company experience. We may not be able to attract this talent. In addition, we may not have the resources we need or associates with the right skillsets and working relationships may not develop properly among existing associates and senior management, which may force us to supplement or replace personnel at inopportune times with possible disruption and additional costs.

Intense competition exists generally and among insurers and other financial services companies for highly skilled and experienced associates. Further, heightened competition for talent and skilled associates in localities in which we operate could limit our ability to grow our business in those localities as quickly as planned. We may be unable to retain key associates or identify and attract suitable replacements for various reasons, including if we do not maintain responsible, diverse, and inclusive working practices. Our succession plans may not operate effectively, and our compensation plans may not be effective in helping us retain our key associates, the loss of one or more of whom could cause a material adverse effect on our business, financial condition, and results of operations.

General Risk Factors

We face risk from external events, such as natural or man-made disasters, our ability to achieve investor and regulator expectations with respect to environmental, social and governance matters, and our ability to carry-out an acquisition strategy. Provisions in our certificate of incorporation and by-laws may discourage, delay or prevent a change of control.

Part I | Item 1A. Risk Factors
We face risks arising from acquisitions or other strategic transactions.

We have made acquisitions and other strategic transactions in the past and may pursue further acquisitions or other strategic transactions, including reinsurance, dispositions, and joint ventures, in the future. We face a number of risks arising from such transactions, including difficulties in assimilating and retaining associates and intermediaries, incurring unforeseen liabilities that arise in connection with such transactions, or facing unfavorable market conditions that could negatively impact our expectations for such transactions. Further, strategic transactions could require us to increase our leverage or, if we issue shares to fund an acquisition, would dilute holdings of existing shareholders. These risks could prevent us from realizing the expected benefits from acquisitions and could result in the impairment of goodwill and other intangible assets recognized at the time of acquisition. In addition, should we pursue a strategy to complement our organic growth by exploring opportunities for acquisitions, it could be materially and adversely affected by the increasingly competitive nature of the life insurance and annuity merger and acquisition market and the increased participation of non-traditional buyers in the life insurance and annuity merger and acquisition market.

We are exposed to risks related to natural and man-made disasters and catastrophes, diseases, epidemics, pandemics, malicious acts, terrorist acts, civil unrest, and global climate change.

The risk of catastrophic mortality, such as from a pandemic, civil unrest, an act of terrorism, a natural disaster or other event that causes a large number of deaths or injuries is unlikely but present. The likelihood, timing and severity of pandemics, significant epidemics, and outbreaks of disease cannot be predicted. Additionally, the impact of global climate change could cause changes in weather patterns, resulting in more severe and more frequent natural disasters, which could lead to unanticipated problems with our business continuity plans and thereby cause a material adverse effect on our business, financial condition, results of operations and cash flows. Our ability to conduct business could be adversely affected by a disruption in the infrastructure that supports our operations and the communities in which they are located. This could include an electrical disruption, or disruptions involving communications, transportation, or other services we use or that third parties with whom we conduct business use, and we may not be able to successfully implement contingency plans.

Lastly, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. As a result, our ability to write new business could also be affected. These events could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Our efforts to meet Environmental, Social, and Governance (“ESG”) standards may not meet investors’ or regulators’ expectations. Some of our customers, prospective investors, or shareholders, or those considering such a relationship with us, may evaluate our business or other practices according to a variety of ESG standards and expectations.

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

The market price of our common stock could be volatile and could decline.

Stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations could adversely affect the trading price of our common stock. In addition, the market price of our common stock could fluctuate significantly due to, among other factors, our results of operations and any capital markets activities, investors’ perceptions of us relative to other companies in the insurance industry and other industries, and any related actions on the part of regulators or rating agencies.

Part I | Item 1A. Risk Factors
Anti-takeover provisions in our certificate of incorporation and by-laws could discourage, delay, or prevent a change of control of our Company and could affect the trading price of our common stock.

Our certificate of incorporation and our by-laws contain provisions that could discourage, delay, or prevent a change in our management or control over us, which shareholders consider favorable. For example, our certificate of incorporation and by-laws collectively:

•authorize the issuance of shares of common stock to create voting impediments or to frustrate persons seeking to effect a takeover or gain control;
•authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;
•provide that, vacancies on our Board of Directors, including vacancies resulting from an enlargement of our Board of Directors, may be filled only by a majority vote of Directors then in office;
•prohibit shareholder action by written consent, thereby requiring all actions to be taken at a meeting of the shareholders; and
•establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our shareholders.

These provisions could prevent our shareholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions could adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.

Our certificate of incorporation and by-laws could also make it difficult for shareholders to replace or remove our management. Furthermore, the existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of common stock. These provisions could facilitate management entrenchment that could delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our shareholders.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any of our current or former directors, officers, other associates, agents or shareholders, (iii) any action asserting a claim arising out of or under the Delaware General Corporation Law ("DGCL"), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware (including, without limitation, any action asserting a claim arising out of or pursuant to our certificate of incorporation or our bylaws) or (iv) any action asserting a claim that is governed by the internal affairs doctrine. Unless we consent to an alternative forum, the federal district courts of the U.S. will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws and the rules and regulations thereunder. Neither this provision nor the exclusive forum provision will mean that shareholders have waived our compliance with federal securities laws and the rules and regulations thereunder. The choice of forum provisions in our certificate of incorporation will limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or any of our current or former directors, officers, other associates, agents or shareholders, which could discourage lawsuits with respect to such claims. Or, a court could determine that the exclusive forum provision is unenforceable. If a court were to find the choice of forum provision

Part I | Item 1B. Unresolved Staff Comments
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

Item 3. Legal Proceedings

For a discussion of legal proceedings, see Note 14 to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Jackson Financial's common stock is listed on the NYSE under the symbol, "JXN", and began trading on September 20, 2021. Prior to that date, there was no public trading market for our common stock. On January 18, 2023, the approximate number of shareholders of record at the close of business on that date was 42,000.

Equity Compensation Plans

Our table of equity compensation plans will be included in the definitive proxy statement for the Company's 2023 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (2)
October 1, 2022 - October 31, 2022 (1)
Share repurchase program	792,105	$31.58	792,105	$119
Employee transactions (3)	114,761	N/A	N/A	N/A

November 1, 2022 - November 30, 2022
Share repurchase program	250,000	37.67	250,000	109
Employee transactions (3)	N/A	N/A	N/A	N/A

December 1, 2022 - December 31, 2022
Share repurchase program	100,000	36.32	100,000	106
Employee transactions (3)	17,047	—	N/A	N/A

Totals
Share repurchase program	1,142,105		1,142,105
Employee transactions (3)	131,808		N/A
	1,273,913		1,142,105

(1) Includes repurchases of shares under share repurchase agreements with Athene.
(2) On February 27, 2023, our Board of Directors authorized an increase of $450 million to the existing share repurchase authorization. For more information on common stock repurchases, see Note 22 to Consolidated Financial Statements included elsewhere in this Form 10-K.
(3) Includes shares withheld pursuant to the terms of awards under the Company's 2021 Omnibus Incentive Plan to offset tax withholding obligations that occur upon vesting and release of shares, which are treated as share repurchases. The value of the shares withheld is the closing price of common stock of Jackson Financial Inc. on the date the relevant transaction occurs.

Part II | Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Common Stock Performance Graph

The graph and table, below, compare the total return on our common stock with the total return on the S&P Global Ratings (“S&P”) 500, S&P 500 Insurance, S&P 500 Financials, and S&P Insurance Select Industry indices, respectively, between September 20, 2021 (the date that our common stock commenced regular way trading on the NYSE) through December 31, 2022. The graph and table show the total return on a hypothetical $100 investment in our shares of common stock and in each index, respectively, on September 20, 2021, including the reinvestment of all dividends.

	9/20/2021	12/31/2021	03/31/2022	06/30/2022	09/30/2022	12/31/2022
Jackson Financial Inc.	100	162.50	174.23	107.00	112.99	141.65
S&P 500 Index	100	109.37	103.96	86.87	82.28	88.11
S&P 500 Insurance Index	100	107.51	116.53	104.36	100.16	116.26
S&P 500 Financial Index	100	106.77	104.73	85.96	82.85	93.58
S&P Insurance Select Industry Index	100	106.97	111.32	100.32	95.74	108.77

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

This executive summary of Management’s Discussion and Analysis of Financial Condition and Results of Operation highlights selected information and may not contain all the information that is important to current or potential investors in our securities. You should read this Annual Report on Form 10-K (the "Form 10-K") in its entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

Discussion related to the results of operations for the Company's comparison of 2021 results to 2020 results have been omitted in this Form 10-K. The Company's comparison of 2021 results to 2020 results is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Results of Operations.

Jackson Financial Inc. (“Jackson Financial”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans grow and protect their savings and income to enable them to pursue financial freedom for life. We believe that we are uniquely positioned in our markets because of our differentiated products, well-known brand and disciplined risk management. Our market leadership is supported by our efficient and scalable operating platform and industry-leading distribution network. We believe these core strengths will enable us to grow profitably as an aging, U.S. population transitions into retirement.

We offer a diverse suite of annuities to retail investors in the U.S. Our variable annuities have been among the best-selling products of their kind in the U.S., primarily due to the differentiated features we offer as compared to our competitors, in particular the wider range of investment options and greater freedom to invest across multiple investment options. We also offer fixed index annuities and fixed annuities. In the fourth quarter of 2021, our primary life insurance subsidiary, Jackson National Life Insurance Company (“Jackson”) and its insurance subsidiaries successfully launched Jackson Market Link ProSM and Jackson Market Link Pro AdvisorySM, its commission and advisory based suite of registered index-linked annuities ("RILA"). Also in the fourth quarter of 2021, we entered the defined contribution market as a carrier in the AllianceBernstein Lifetime Income Strategy ("AllianceBernstein").

We manage our business through three segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report certain activities and items that are not included in these segments, including the results of PPMH, the holding company of PPM, which manages the majority of our general account investment portfolio, in Corporate and Other. See Note 3 to Consolidated Financial Statements for further information on our segments.

There are several significant events that have affected, or are expected to affect, us, including:

•Demerger from Prudential: We were previously a majority-owned subsidiary of Prudential plc (“Prudential”), London, England and served as the holding company for its U.S. operations. The demerger, or separation, from Prudential was completed September 13, 2021 (the "Demerger"), and we are now an independent U.S. public company. Prudential retained an equity interest in us, which, as a result of Prudential's sales subsequent to the Demerger, represents 9.2% beneficial ownership of our outstanding common stock as of December 31, 2022.

•Common Stock Split: On September 9, 2021, Jackson Financial effected a 104,960.3836276-for-1 stock split of its Class A Common Stock and Class B Common Stock by way of a reclassification of its Class A Common Stock and Class B Common Stock. All share and earnings per share information presented in this Form 10-K have been retroactively adjusted to reflect the stock split. On June 9, 2022, our shareholders approved the Third Amended and Restated Certificate of Incorporation, which eliminated the Class B Common Stock. As a result, our Class A Common Stock became simply, common stock.

•Athene Transactions: On June 18, 2020, Jackson announced that it entered into a funds withheld coinsurance agreement (the “Athene Reinsurance Agreement”) with Athene Life Re Ltd. (“Athene”), effective June 1, 2020, to reinsure on a 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission (the “Athene Reinsurance Transaction”). As a result,

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Executive Summary
we hold various investments whose economic performance accrues to Athene but are reported in our financial statements. In July 2020, Athene invested $500 million of capital into the Company for an equity interest. In August 2020, the Company contributed $500 million, as a capital contribution to Jackson. Athene has an equity interest in us, which as a result of Athene's sales subsequent to the Demerger, represents 1.9% beneficial ownership of our outstanding common stock as of December 31, 2022.

•Common Stock Repurchases: Since the Demerger and through December 31, 2022, we have repurchased 13,425,218 shares of our common stock for an aggregate consideration of $494 million. After giving effect to those repurchases and issuances for our equity-based compensation programs, we had 11,784,813 shares of treasury stock and 82,690,098 shares of common stock outstanding at December 31, 2022.

•Inflation Reduction Act of 2022: As discussed in Note 13 of Notes to Consolidated Financial Statements in this Form 10-K, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“AMT”) based on "adjusted financial statement income," rather than reported taxable income, and imposed a 1% excise tax on corporate stock repurchases. The AMT provision is effective January 1, 2023. We expect that we will be subject to the AMT beginning in 2023. We expect any AMT incurred to be treated as a taxable temporary difference, and recorded as a deferred tax asset, so it is not expected to have a direct impact on total income tax expense; although it could affect our cash tax liabilities. As of December 31, 2022, we have not recorded any provision for the AMT. The calculation of adjusted financial statement income, and therefore the AMT, is subject to the issuance of regulatory guidance by the U.S. Department of the Treasury, which is expected throughout 2023. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense. We continue to monitor developments and regulations associated with the IRA for any potential future impacts on our business, financial condition, results of operations and cash flows. See Part I. Item 1A, Risk Factors, in this Report.

Our U.S. GAAP results have been affected by the variability associated with our amortization of deferred acquisition costs ("DAC") and are affected by the fact that our use of derivatives does not qualify for U.S. GAAP hedge accounting treatment, resulting in the derivatives being marked to market each reporting period. See “Critical Accounting Estimates” below for more information.

Also, an understanding of several key operating measures, including sales, account value, net flows, benefit base and assets under management ("AUM"), is helpful to evaluating our results. See “Key Operating Measures” below. Finally, we are affected by various economic, industry and regulatory trends, which are described below under “Macroeconomic, Industry and Regulatory Trends.”

Impact of Recent Accounting Pronouncements

For a complete discussion of new accounting pronouncements affecting us, see Note 2 of Notes to Consolidated Financial Statements.

As discussed in Note 2 of Notes to Consolidated Financial Statements in this Report, we will be adopting Accounting Standards Update ("ASU") 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts” (“LDTI”), for our fiscal year beginning January 1, 2023, with a transition date of January 1, 2021. Based upon the elected transition methods, the Company expects the adoption of the standard to result in a decrease to the Company's total equity of approximately $3 billion at the transition date of January 1, 2021. The estimated negative impact at the transition date is now an estimated positive impact to the Company's total equity, as of December 31, 2022, primarily due to higher interest rates and is comprised of a reduction in retained earnings that is more than offset by an increase in accumulated other comprehensive income. See further discussion in Note 2 for the significant changes associated with this future change in accounting principle.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
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

•Net Reserve and Embedded Derivative Movements: changes in the valuation of certain life and annuity reserves, a portion of which are accounted for as embedded derivative instruments, and which are primarily composed of variable and fixed index annuity reserves, including those arising from the guaranteed benefit features offered for certain of our variable annuities. Net reserve and embedded derivative movements have been excluded from Adjusted Operating Earnings as the carrying values of these derivatives may vary significantly from period to period as the result of near-term market conditions and policyholder behavior-related inputs and therefore are not directly comparable or reflective of the underlying performance of our business. Movements in reserves attributable to the

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Non-GAAP Financial Measures
current period claims and benefit payments in excess of a customer’s account value on these policies are also excluded from Adjusted Operating Earnings as these benefit payments are affected by near-term market conditions and policyholder behavior-related inputs and therefore may vary significantly from period to period;

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

In connection with preparing for the Demerger and our operation as a separate, publicly traded company, we incurred one-time and recurring expenses of approximately $2 million and $51 million during the year ended December 31, 2022 and 2021, respectively, which are included in Other Items.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Non-GAAP Financial Measures
The following is a reconciliation of Adjusted Operating Earnings to Net income (loss) attributable to Jackson Financial Inc., the most comparable U.S. GAAP measure.

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net income (loss) attributable to Jackson Financial Inc.	$5,697	$3,183	$(1,634)
Income tax expense (benefit)	1,371	602	(854)
Pretax income (loss) attributable to Jackson Financial Inc.	7,068	3,785	(2,488)
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(3,077)	(2,854)	(2,509)
Net movement in freestanding derivatives	2,744	5,674	4,662
Net reserve and embedded derivative movements	(2,891)	(2,753)	3,184
DAC and DSI impact	1,214	266	(1,261)
Assumption changes	(367)	(24)	(128)
Total guaranteed benefits and hedging results	(2,377)	309	3,948
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	(1,827)	(161)	(817)
Loss on Athene Reinsurance Transaction	—	—	2,082
Net investment income on funds withheld assets	(1,254)	(1,188)	(792)
Other items	22	36	41
Total non-operating adjustments	(5,436)	(1,004)	4,462
Pretax Adjusted Operating Earnings	1,632	2,781	1,974
Operating income taxes	189	383	94
Adjusted Operating Earnings	$1,443	$2,398	$1,880

Adjusted Book Value and Adjusted Operating ROE

We use Adjusted Operating Return on Equity ("ROE") to manage our business and evaluate our financial performance. Adjusted Operating ROE excludes items that vary from period to period due to accounting treatment under U.S. GAAP or that are non-recurring in nature, as such items may distort the underlying performance of our business. We calculate Adjusted Operating ROE by dividing our Adjusted Operating Earnings by average Adjusted Book Value. Adjusted Book Value excludes Accumulated Other Comprehensive Income (Loss) ("AOCI") attributable to Jackson Financial Inc ("JFI"). AOCI attributable to JFI excludes AOCI arising from investments held within the funds withheld account related to the Athene Reinsurance Transaction. We exclude AOCI attributable to JFI from Adjusted Book Value because our invested assets are generally invested to closely match the duration of our liabilities, which are longer duration in nature, and therefore we believe period-to-period fair market value fluctuations in AOCI to be inconsistent with this objective. We believe excluding AOCI attributable to JFI is more useful to investors in analyzing trends in our business.

Adjusted Book Value and Adjusted Operating ROE should not be used as substitutes for total shareholders’ equity and ROE as calculated using annualized net income and average equity in accordance with U.S. GAAP. However, we believe the adjustments to equity and earnings are useful to gaining an understanding of our overall results of operations.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Non-GAAP Financial Measures
The following is a reconciliation of Adjusted Book Value to total shareholders’ equity and a comparison of Adjusted Operating ROE to ROE, the most comparable U.S. GAAP measure:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net income (loss) attributable to Jackson Financial Inc.	$5,697	$3,183	$(1,634)
Adjusted Operating Earnings	1,443	2,398	1,880

Total shareholders' equity	$8,423	$10,394	$9,429
Adjustments to total shareholders’ equity:
Exclude accumulated other comprehensive (income) loss attributable to Jackson Financial Inc. (1)	3,375	(1,457)	(2,608)
Adjusted Book Value	$11,798	$8,937	$6,821

ROE on average equity	60.7%	31.5%	(20.1)%
Adjusted Operating ROE on average equity	13.2%	28.6%	27.6%

(1) Accumulated other comprehensive income (loss) of $(2,106) million and $287 million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of December 31, 2022 and 2021, respectively, are not attributable to Jackson Financial Inc. and are therefore not included as an adjustment to total shareholders’ equity in the reconciliation of Adjusted Book Value to total shareholders’ equity.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
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

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Sales
Variable annuities	$13,638	$19,073	$16,621
RILA	1,811	108	—
Fixed Index Annuities	126	115	997
Fixed Annuities	162	33	327
Total Retail Annuity Sales	15,737	19,329	17,945

Total Institutional Product Sales	2,398	475	1,284

Total Sales	$18,135	$19,804	$19,229

For the year ended December 31, 2022, total sales decreased by $1,669 million compared to the year ended December 31, 2021. Lower retail sales were primarily due to decreased sales of our variable annuities with lifetime living benefits, the decline in equity markets, and shifting consumer preferences in a rising interest rate environment. The lower sales were partially offset by sales of our lifetime income solutions offering in the defined contribution market and our new RILA product, which were launched in the fourth quarter of 2021. Sales of fixed index and fixed annuities increased in 2022 due to the rising interest rate environment, which enabled more favorable pricing actions. In addition, sales of our institutional products were higher by $1,923 million, compared to the year ended December 31, 2021.

Account Value

Account value generally equals the account value of our variable annuities, RILA, fixed index annuities, fixed annuities, interest sensitive life, and institutional products. It reflects the total amount of customer invested assets that have accumulated within a respective product and equals cumulative customer contributions, which includes gross deposits or premiums, plus accrued credited interest plus or minus the impact of market movements, as applicable, less withdrawals and various fees. We believe account value is a useful metric in providing an understanding of, among other things, the sources of potential fee income generation, potential benefit obligations and risk management priorities.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Key Operating Measures

	December 31,
	2022	2021
	(in millions)
Account Value
GMWB For Life	$149,706	$188,078
GMWB	5,674	7,318
GMIB	1,356	1,808
No Living Benefits	49,073	60,719
Total Variable Annuity Account Value	205,809	257,923

RILA	1,875	110

Fixed Index Annuity (1)	415	291
Fixed Annuity (1)	1,219	1,099
Total Fixed & Fixed Index Annuity Account Value	1,634	1,390

Total Retail Annuities Account Value	$209,318	$259,423

Total Institutional Products Account Value	$9,019	$8,830

Total Closed Life and Annuity Blocks Account Value (2)	$8,407	$8,778

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

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net Flows:
Variable Annuity	$(2,407)	$(1,011)	$1,788
RILA	1,803	108	—
Fixed Index Annuity (1)	124	106	481
Fixed Annuity (1)	90	13	(179)
Total Retail Annuities Net Flows	(390)	(784)	2,090
Net flows ceded to Athene	(3,243)	(2,577)	(1,509)
Total Retail Annuities net flows, Gross of Reinsurance	$(3,633)	$(3,361)	$581

Total Institutional Products Net Flows	$40	$(2,440)	$(1,517)

Total Closed Life and Annuity Blocks Net Flows (2)	$(296)	$(267)	$(293)

(1) Net of reinsurance to Athene.
(2) Excludes payout annuities and traditional life insurance without account value.

Net flows, net of reinsurance, improved for the year ended December 31, 2022, compared to the year ended December 31, 2021, driven by the increased sales of RILA and institutional products which has a positive effect on net flows.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Key Operating Measures
Benefit Base

Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit, and therefore may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of December 31, 2022 and 2021:

	Years Ended December 31,
	2022		2021
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$49,073	N/A	$60,719	N/A
By Guaranteed Living Benefits:
GMWB for Life	149,706	189,814	188,078	183,626
GMWB	5,674	5,655	7,318	5,860
GMIB (1)	1,356	1,929	1,808	2,059
Total	$205,809	$197,398	$257,923	$191,545

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$25,049	N/A	$30,337	N/A
Return of Premium	157,339	138,419	197,544	135,034
Highest Anniversary Value	12,128	14,272	15,599	14,767
Rollup	3,229	4,695	4,188	4,850
Combination HAV/Rollup	8,064	10,297	10,255	10,402
Total	$205,809	$167,683	$257,923	$165,053

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

	December 31,
	2022	2021
	(in millions)
Jackson Invested Assets	$44,486	$47,224
Third Party Invested Assets (including CLOs)	26,993	31,980
Total PPM AUM	71,479	79,204
Total JNAM AUM	219,070	280,250
Total AUM	$290,549	$359,454

Total AUM decreased for the year ended December 31, 2022, compared to the year ended December 31, 2021, driven by a decline in separate account balances managed by JNAM due to negative equity market returns over the last year.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Macroeconomic, Industry and Regulatory Trends
Macroeconomic, Industry and Regulatory Trends

We discuss a number of trends and uncertainties below that we believe could materially affect our future business performance, including our results of operations, our investments, our cash flows, and our capital and liquidity position.

Macroeconomic and Financial Market Conditions

Our business and results of operations are affected by macroeconomic factors. The level of interest rates and shape of the yield curve, credit and equity market performance and equity volatility, regulation, tax policy, the level of U.S. employment, inflation and the overall economic growth rate can affect both our short and long-term profitability. Monetary and fiscal policy in the U.S., or similar actions in foreign nations, could result in increased volatility in financial markets, including interest rates, currencies and equity markets, and could impact our business in both the short-term and medium-term. Political events, including precautions with the COVID-19 pandemic, civil unrest, tariffs or other barriers to international trade, and the effects that these or other political events could have on levels of economic activity, could also impact our business through impacts on consumers’ behavior or impact on financial markets.

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

Equity Market Environment

Our financial performance is impacted by the performance of equity markets. For example, our variable annuities earn fees based on the account value, which changes with equity market levels. After a very volatile 2020, U.S. equity markets performed well in 2021, with the S&P 500 generally at or near all-time highs throughout the year. In 2022, equity markets declined and equity volatility increased, resulting in higher hedging costs. The financial performance of our hedging program could be impacted by large directional market movements or periods of high volatility. In particular, our hedges could be less effective in periods of large directional movements or we could experience more frequent or more costly rebalancing in periods of high volatility, which would lead to adverse performance versus our hedge targets and increased hedging costs. Further, we are also exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance is perfectly correlated to the performance of the funds into which customers allocate their assets. We make funds available to customers where we believe we can transact in sufficiently correlated hedge assets, and we anticipate some variance in the performance of our hedge assets and customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our hedge results relative to our hedge targets and U.S GAAP results.

Interest Rate Environment

The interest rate environment has affected, and will continue to affect our business and financial performance in the future for the following reasons:

•Periods of sharp rises in interest rates, as we have seen recently as a result of the Federal Reserve's actions and signals about upcoming interest rate decisions, impact investment related activity including investment income returns, net investment spread results, new money rates, mortgage loan prepayments, and bond redemptions. Due to increases in interest rates, the yield on new investments has generally exceeded the yield on asset maturities and redemptions (runoff yield). Rising interest rates also impact the hedging results of our variable annuity business as the market value of interest rate hedges decline driving immediate hedging losses. We would expect lower hedging costs and reduced levels of hedging going forward. Further, we expect near-term hedging losses from rising rates may be more than offset by changes in the fair value of the related guaranteed benefit liabilities as was the case for the year ended December 31, 2022.

•Interest rate increases also expose us to disintermediation risk, where higher rates make currently sold fixed annuity products more attractive while simultaneously reducing the market value of assets backing our liabilities. This creates an incentive for our customers to lapse their products in an environment where selling assets causes us to realize losses.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Macroeconomic, Industry and Regulatory Trends
•Additionally, our statutory total adjusted capital ("TAC") may be negatively impacted by rising rates due to minimum required reserving levels (i.e., cash surrender value floor) when reserve releases are limited and unable to offset interest rate hedging losses. Statutory required capital, or company action level ("CAL") will generally decline in rising interest rate environments. The RBC ratio may increase or decrease depending on the interaction between TAC and the CAL movements which could impact available dividends from our insurance subsidiaries.

•We operated in a low interest rate environment for several years. A prolonged low interest rate environment subjects us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for optional guaranteed benefits, decreasing statutory surplus, which would adversely affect their ability to pay dividends. Certain inputs to the statutory models rely on prescribed interest rates, which are determined using a historical interest rate perspective with a mean reversion path over the longer term. In addition, low interest rates could also increase the perceived value of optional guaranteed benefit features to our customers, which in turn could lead to a higher utilization of withdrawal or annuitization features of annuity policies and higher persistency of those products over time.

•Finally, some of our annuities have a guaranteed minimum interest crediting rate. These guaranteed minimum interest crediting rates may not be lowered, even if earnings on our investment portfolio decline, resulting in net investment spread compression that negatively impacts earnings. More customers are expected to hold policies with comparatively high guaranteed minimum interest crediting rates longer in a low interest rate environment, which may result in lower than previously expected lapse rates. Similarly, we expect customers would be less likely to hold policies if existing guaranteed minimum interest crediting rates are perceived to have less value as interest rates rise, which may result in higher than previously expected lapse rates.

Credit Market Environment

Our financial performance is impacted by conditions in fixed income markets. After tightening in 2021, credit spreads widened in 2022. As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation is generally reflected in our AOCI. The revaluation will impact net income for realized gains or losses from the sale of securities, the change in fair value of trading securities or securities carried at fair value under the fair value election, or potential changes in the allowance for credit loss ("ACL"). In addition, if credit conditions deteriorate due to a recession or other negative credit events in capital markets, we could experience an increase in defaults and other-than-temporary-impairments (“OTTI”).

OTTI in our underlying investments would result in a reduction in TAC held by our insurance company subsidiaries. Also, shifts in the credit quality or credit rating downgrades of our investments as a result of stressed credit conditions may also impact the level of regulatory required statutory capital for our insurance company subsidiaries. As such, significant credit rating downgrades along with elevated defaults and OTTI losses would negatively impact our RBC ratio which could impact available dividends from our insurance subsidiaries.

Pandemics and Other Public Health Crises

The COVID-19 pandemic disrupted our business and contributed to additional operating costs over the past several years. While the effects of that pandemic appear to be subsiding, other pandemics, epidemics or disease outbreaks in the U.S. or globally could disrupt our business by affecting how we protect and interact with our critical workforce, customers, key vendors, third-party suppliers, or counterparties with whom we transact. Disruption could result from an inability of those persons to work or transact effectively due to illness, quarantines, and government actions in response to public health emergencies. The extent and severity of governmental actions will necessarily depend on the extent and severity of the perceived emergency. We have risk management plans in place and have been able to navigate through COVID-19 with remote and hybrid work environments; however, those plans may be challenged by a new public health emergency.

Consumer Behavior

We believe that many retirees have begun to look to tax-efficient savings products as a tool for addressing their unmet need for retirement planning. We believe our products are well positioned to meet this increasing consumer demand. However,

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Macroeconomic, Industry and Regulatory Trends
consumer behavior may be impacted by increased economic uncertainty, unemployment rates, declining equity markets, significant changes in interest rates and increased volatility of financial markets. In recent years, we have introduced new products to better address changes in consumer demand and targeted distribution channels which meet changes in consumer preferences.

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

Department of Labor Fiduciary Advice Rule

The Department of Labor (“DOL”) has issued a regulatory action (the “Fiduciary Advice Rule”) effective February 16, 2021, that reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act ("ERISA") Plans and Individual Retirement Accounts ("IRAs") and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA, or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice did not constitute investment advice giving rise to a fiduciary relationship. Because our distribution of annuities is primarily through intermediaries, we believe that we will have limited exposure to the new Fiduciary Advice Rule. Unlike the DOL’s previous fiduciary rule issued in 2016, compliance with the Fiduciary Advice Rule will not require us or our distributors to provide the disclosures required for exemptive relief under the previous rule. However, we continue to analyze the impact of the Fiduciary Advice Rule, and, while we cannot predict the rule’s impact, it could have an adverse effect on sales of annuities through our distribution partners. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. We may also need to take certain additional actions to comply with or assist our distributors in their compliance with the Fiduciary Advice Rule.

Legislative Reforms

Congress approved the Setting Every Community Up for Retirement Enhancement Act of 2019 (the "SECURE Act") on December 20, 2019. The SECURE Act provides individuals with greater access to retirement products. Namely, it makes it easier for 401(k) programs to offer annuities as an investment option by, among other things, creating a statutory safe harbor in ERISA for a retirement plan’s selection of an annuity provider. The SECURE Act represents the largest overhaul to retirement plans in over a decade. On December 29, 2022, SECURE 2.0 Act of 2022 (“SECURE 2.0”) was signed into law as part of a larger omnibus appropriations bill. SECURE 2.0 contains provisions that expand automatic enrollment programs, increase the age of required minimum distributions, and eliminate age requirements for traditional IRA contributions. These changes are intended to expand and increase Americans’ retirement savings. We view these reforms as beneficial to our business model and expect growth opportunities will arise from the new laws.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Consolidated Results of Operations
Tax Laws

All our annuities offer investors the opportunity to benefit from tax deferral. If U.S. tax laws were to change, such that our annuities no longer offer tax-deferred advantages, demand for our products could materially decrease.

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Consolidated Financial Statements and the related notes elsewhere in this Report:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Revenues
Fee income	$7,722	$8,059	$6,928
Premiums	132	148	187
Net investment income	2,761	3,424	2,818
Net gains (losses) on derivatives and investments	3,851	(2,478)	(6,451)
Other income	85	94	64
Total revenues	14,551	9,247	3,546

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	2,290	970	1,362
Interest credited on other contract holder funds, net of deferrals and amortization	862	834	1,301
Interest expense	113	37	88
Operating costs and other expenses, net of deferrals	2,432	2,839	1,299
Cost of reinsurance	—	—	2,520
Amortization of deferred acquisition costs	1,743	520	(533)
Total benefits and expenses	7,440	5,200	6,037
Pretax income (loss)	7,111	4,047	(2,491)
Income tax expense (benefit)	1,371	602	(854)
Net income (loss)	5,740	3,445	(1,637)
Less: Net income (loss) attributable to noncontrolling interests	43	262	(3)
Net income (loss) attributable to Jackson Financial Inc.	$5,697	$3,183	$(1,634)

Adjusted Operating Earnings
Net income (loss) attributable to Jackson Financial Inc.	$5,697	$3,183	$(1,634)
Income tax expense (benefit)	1,371	602	(854)
Pretax income (loss) attributable to Jackson Financial Inc.	7,068	3,785	(2,488)
Non-operating adjustments (income) loss:
Fees attributable to guarantee benefit reserves	(3,077)	(2,854)	(2,509)
Net movement in freestanding derivatives	2,744	5,674	4,662
Net reserve and embedded derivative movements	(2,891)	(2,753)	3,184
DAC and DSI impact	1,214	266	(1,261)
Assumption changes	(367)	(24)	(128)
Total guaranteed benefits and hedging results	(2,377)	309	3,948
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	(1,827)	(161)	(817)
Loss on Athene Reinsurance Transaction	—	—	2,082
Net investment income on funds withheld assets	(1,254)	(1,188)	(792)
Other items	22	36	41
Total non-operating adjustments	(5,436)	(1,004)	4,462
Pretax Adjusted Operating Earnings	1,632	2,781	1,974
Operating income taxes	189	383	94
Adjusted Operating Earnings	$1,443	$2,398	$1,880

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Consolidated Results of Operations

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Pretax Income (Loss)

Our pretax income (loss) increased by $3,064 million to pretax income of $7,111 million for the year ended December 31, 2022, from income of $4,047 million for the year ended December 31, 2021, primarily due to:

•$6,329 million improvement on total net gains (losses) on derivatives and investments as shown in table below and driven by:

	Years Ended December 31,
	2022	2021	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(359)	$182	$(541)

Net gains (losses) on freestanding derivatives	(2,704)	(5,520)	2,816
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	4,728	2,881	1,847
Net gains (losses) on derivative instruments	2,024	(2,639)	4,663
Net gains (losses) on funds withheld reinsurance	2,186	(21)	2,207
Total net gains (losses) on derivatives and investments	$3,851	$(2,478)	$6,329

•Lower freestanding derivative losses on our equity derivatives primarily driven by significant market decreases in 2022, compared to market increases in the prior year. These gains were partially offset by losses within our interest rate related hedge instruments, reflecting increases in interest rates, as compared to the prior year;
•Higher benefit recognized on funds withheld reinsurance driven by increased interest rates compared to prior year; and
•More favorable movements in reserves for guaranteed benefits, primarily driven by more favorable increases in interest rates partially offset by unfavorable equity and equity volatility movements, compared to prior year.

Primarily offset by:

•Losses on sales of securities recognized on gains (losses) excluding derivatives and funds withheld assets, compared to prior year gains.

•$407 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower deferred compensation expense as a result of declines in the value of the underlying liabilities, lower incentive compensation in 2022, lower asset-based non-deferrable commissions and lower sub-advisor expenses due to lower account values during the year ended December 31, 2022, and higher separation costs in 2021.

These favorable variances were partially offset by:

•$1,320 million increase in death, other policy benefits and change in policy reserves primarily due to changes in reserves on variable annuity guarantees accounted for as insurance liabilities driven by unfavorable equity movements in 2022 compared to favorable movements in 2021;
•$1,223 million increase in amortization of deferred acquisition costs driven by lower net freestanding derivative losses and embedded derivative gains in 2022, leading to higher current period gross profits and, therefore, higher current period amortization;
•$663 million decrease in net investment income as a result of lower income on limited partnership investments, which are recorded on a one quarter lag;
•$337 million decrease in fee income primarily due to decreases in variable fee income and asset management fees compared to prior year, partially offset by increases in benefit-based guarantee fee income; and
•$76 million higher interest expense incurred in the current year primarily related to our senior notes, which refinanced our term loan facilities.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Consolidated Results of Operations
Income Taxes

Income tax expense increased $769 million to an expense of $1,371 million for the year ended December 31, 2022, from an expense of $602 million for the year ended December 31, 2021. The 2022 income tax expense represents an effective tax rate of 19%, versus a 2021 income tax expense that represents an effective income tax rate of 16%. Our effective rate typically varies from the marginal statutory rate of 21% due to the impact of permanent tax differences, such as dividends received deduction and foreign tax credits. In addition, income taxes for the year ended December 31, 2021 included $24 million benefit of net interest related to tax refunds and $3 million benefit for the reversal of an uncertain tax position.

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

Pretax Adjusted Operating Earnings by Segment

The following table summarizes pretax adjusted operating earnings from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated U.S. GAAP basis. See also Item 8. Financial Statements and Supplementary Data, Note 3, Segment Information:

	Years Ended December 31,
	2022	2021	2020
		(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$1,626	$2,528	$2,006
Institutional Products	79	64	85
Closed Life and Annuity Blocks	(1)	224	—
Corporate and Other	(72)	(35)	(117)
Pretax Adjusted Operating Earnings	1,632	2,781	1,974
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	3,077	2,854	2,509
Net movement in freestanding derivatives	(2,744)	(5,674)	(4,662)
Net reserve and embedded derivative movements	2,891	2,753	(3,184)
DAC and DSI impact	(1,214)	(266)	1,261
Assumption changes	367	24	128
Total guaranteed benefits and hedging results	2,377	(309)	(3,948)
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	1,827	161	817
Loss on Athene Reinsurance Transaction	—	—	(2,082)
Net investment income on funds withheld assets	1,254	1,188	792
Other items	(22)	(36)	(41)
Total pre-tax reconciling items	5,436	1,004	(4,462)
Pretax income (loss) attributable to Jackson Financial Inc.	7,068	3,785	(2,488)
Income tax expense (benefit)	1,371	602	(854)
Net income (loss) attributable to Jackson Financial Inc.	$5,697	$3,183	$(1,634)

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Segment Results of Operations
Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Report:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$4,108	$4,636	$3,806
Premiums	10	15	27
Net investment income	403	692	956
Income (loss) on operating derivatives	17	52	48
Other income	42	47	30
Total Operating Revenues	4,580	5,442	4,867

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	59	13	142
Interest credited on other contract holder funds, net of deferrals and amortization	254	226	477
Interest expense	32	22	27
Operating costs and other expenses, net of deferrals	2,174	2,456	2,158
Amortization of deferred acquisition costs	435	197	57
Total Operating Benefits and Expenses	2,954	2,914	2,861

Pretax Adjusted Operating Earnings	$1,626	$2,528	$2,006

The following table summarizes a roll forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$259,423	$229,965	$230,932
Premiums and deposits	15,855	19,467	18,117
Surrenders, withdrawals, and benefits	(16,245)	(20,251)	(16,027)
Net flows	(390)	(784)	2,090
Credited Interest/Investment performance	(46,962)	32,831	27,251
Policy Charges and other	(2,753)	(2,589)	(30,308)
Balance as of end of period, net of ceded reinsurance	209,318	259,423	229,965
Ceded reinsurance	21,849	24,956	26,775
Balance as of end of period, gross	$231,167	$284,379	$256,740

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $902 million to $1,626 million for the year ended December 31, 2022 from $2,528 million for the year ended December 31, 2021 primarily due to:

•$528 million decrease in fee income primarily due to a decrease in average variable annuity account values stemming from unfavorable separate account performance in 2022.
•$289 million decrease in net investment income primarily due to lower levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2021.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Segment Results of Operations
•$238 million increase in amortization of deferred acquisition costs primarily due to lower separate account returns during 2022, which led to decreased expected future gross profits, and therefore higher current period amortization during 2022.

These decreases were partially offset by:

•$282 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower asset-based non-deferrable commissions due to lower account values during 2022, lower deferred compensation expense as a result of declines in the value of the underlying liabilities and lower incentive compensation expenses in 2022.

Account Value

Retail annuities account value, net of reinsurance, decreased $50.1 billion between periods primarily due to negative variable annuity separate account returns driven by unfavorable market performance in 2022, as well as negative net flows over the period, primarily from our reinsured fixed and fixed index annuity block.

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Report:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$312	$260	$355
Income (loss) on operating derivatives	(22)	(3)	—
Other income	—	—	1
Total Operating Revenues	290	257	356

Operating Benefits and Expenses
Interest credited on other contract holder funds, net of deferrals and amortization	201	188	250
Interest expense	5	—	16
Operating costs and other expenses, net of deferrals	5	5	5
Total Operating Benefits and Expenses	211	193	271

Pretax Adjusted Operating Earnings	$79	$64	$85
The following table summarizes a roll forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Institutional Products:
Balance as of beginning of period	$8,830	$11,138	$12,287
Premiums and deposits	2,398	475	1,284
Surrenders, withdrawals, and benefits	(2,358)	(2,915)	(2,801)
Net flows	40	(2,440)	(1,517)
Credited Interest	201	188	266
Policy Charges and other	(52)	(56)	102
Balance as of end of period	$9,019	$8,830	$11,138

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Segment Results of Operations
Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $15 million to $79 million for the year ended December 31, 2022 from $64 million for the year ended December 31, 2021 primarily due to increased investment income partially offset by higher interest credited and increased losses on operating derivatives, driven by interest rate and foreign exchange movements, compared to prior year.

Account Value

Institutional product account value increased from $8,830 million at December 31, 2021 to $9,019 million at December 31, 2022. The increase in account value was driven by new issuances in 2022, partially offset by continued maturities of the existing contracts and funding agreements.

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Report:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$474	$492	$513
Premiums	134	145	172
Net investment income	706	950	778
Income (loss) on operating derivatives	31	72	58
Other income	35	39	25
Total Operating Revenues	1,380	1,698	1,546

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	838	860	906
Interest credited on other contract holder funds, net of deferrals and amortization	407	420	436
Operating costs and other expenses, net of deferrals	130	180	187
Amortization of deferred acquisition costs	6	14	17
Total Operating Benefits and Expenses	1,381	1,474	1,546

Pretax Adjusted Operating Earnings	$(1)	$224	$—

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $225 million to a loss of $1 million for the year ended December 31, 2022 from income of $224 million for the year ended December 31, 2021 primarily due to:

•$244 million decrease in net investment income primarily due to lower levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2021.

This was partially offset by:

•$50 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower deferred and incentive compensation expenses in 2022.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Segment Results of Operations
Corporate and Other

Corporate and Other includes the operations of PPM Holdings, Inc., the holding company of PPM, and unallocated corporate revenue and expenses, as well as certain eliminations and consolidation adjustments. The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for Corporate and Other. The information contained in the table below should be read in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Report:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$52	$65	$88
Net investment income	65	55	(35)
Income (loss) on operating derivatives	14	32	21
Other income	8	8	8
Total Operating Revenues	139	160	82

Operating Benefits and Expenses
Interest expense	76	15	45
Operating costs and other expenses, net of deferrals	123	146	134
Amortization of deferred acquisition costs	12	34	20
Total Operating Benefits and Expenses	211	195	199

Pretax Adjusted Operating Earnings	$(72)	$(35)	$(117)

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $37 million to $(72) million for the year ended December 31, 2022 from $(35) million for the year ended December 31, 2021 primarily due to the following:

•$61 million higher interest expense incurred in the current year primarily related to our senior notes. See Note 11 - Long-Term Debt of Notes to Consolidated Financial Statements.

This was partially offset by:

•$23 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower deferred and incentive compensation expenses in 2022 and higher separation costs in 2021.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments

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

Investment Strategy

Our overall investment strategy is to maintain a diversified and largely investment grade fixed income portfolio that is capital efficient, achieves risk-adjusted returns that support competitive pricing for our products, generates profitable growth of our business and maintains adequate liquidity to support our obligations. The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate, see Note 8 - Reinsurance of Notes to Consolidated Financial Statements for further details. We may also use other third-party investment managers for certain niche asset classes. As of December 31, 2022, Apollo managed $19.7 billion of cash and investments and other third-party investment managers represented approximately $182 million of investments.

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

Recognizing the trade -offs between the level of risk, required capital, liquidity and investment return, the largest allocation within our investment portfolio is to investment grade fixed income securities. As previously mentioned, our investment manager accesses a broad universe of potential investments to construct the investment portfolio and considers the benefits of diversification across various sectors, collateral types and asset classes. To this end, our SAA and investment portfolio includes allocations to public and private corporate bonds (both investment grade and high yield), mortgage loans, structured securities, private equity and U.S. Treasury securities. These U.S. Treasury securities, while lower yielding than other alternatives, provide a higher level of liquidity and play a role in managing our interest rate exposure.

As of December 31, 2022 and 2021, we had total investments of $65.9 billion and $74.2 billion, respectively.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments
Portfolio Composition

The following table summarizes the carrying values of our investments:

	December 31,
	2022			2021
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$28,867	$13,622	$42,489	$32,453	$19,094	$51,547
Debt Securities, at fair value under fair value option	2,014	159	2,173	1,547	164	1,711
Debt securities, trading, at fair value	100	—	100	117	—	117
Equity securities, at fair value	316	77	393	163	116	279
Mortgage loans, net of allowance for credit losses	6,840	4,127	10,967	6,743	4,739	11,482
Mortgage loans, at fair value under fair value option	—	582	582	—	—	—
Policy loans	942	3,435	4,377	992	3,483	4,475
Freestanding derivative instruments	1,192	78	1,270	1,375	42	1,417
Other invested assets	2,802	793	3,595	2,484	715	3,199
Total investments	$43,073	$22,873	$65,946	$45,874	$28,353	$74,227

Available-for-sale debt securities decreased to $42,489 million at December 31, 2022 from $51,547 million at the end of 2021, primarily due to a decrease in net unrealized gains. The amortized cost of debt securities, available-for-sale, decreased from $51,206 million as of December 31, 2021 to $51,071 million as of December 31, 2022. Further, net unrealized gains on these assets decreased from a net unrealized gain of $2,178 million as of December 31, 2021 to a net unrealized loss of $6,286 million as of December 31, 2022.

Other Invested Assets

In June 2021, we entered into an arrangement to sell $420 million of limited partnership investments, of which $236 million and $168 million were sold in the second and third quarter of 2021, respectively, and the remainder was sold in January 2022. The increase in Other Invested Assets from December 31, 2021 to December 31, 2022 primarily resulted from the increased valuations of limited partnership investments.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments
Debt Securities

At December 31, 2022 and December 31, 2021, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

December 31, 2022	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$6,192	$—	$1	$1,008	$5,185
Other government securities	1,719	2	1	251	1,467
Corporate securities
Utilities	5,893	—	27	695	5,225
Energy	3,006	10	7	390	2,613
Banking	1,994	—	2	234	1,762
Healthcare	2,956	—	8	439	2,525
Finance/Insurance	4,497	4	8	621	3,880
Technology/Telecom	2,333	1	2	296	2,038
Consumer goods	2,463	—	10	378	2,095
Industrial	1,675	—	8	173	1,510
Capital goods	1,982	—	3	196	1,789
Real estate	1,723	—	1	225	1,499
Media	1,230	—	1	175	1,056
Transportation	1,576	—	3	214	1,365
Retail	1,312	—	5	182	1,135
Other (1)	2,056	—	1	178	1,879
Total Corporate Securities	34,696	15	86	4,396	30,371
Residential mortgage-backed	510	6	19	59	464
Commercial mortgage-backed	1,821	—	—	183	1,638
Other asset-backed securities	6,133	—	8	504	5,637
Total Debt Securities	$51,071	$23	$115	$6,401	$44,762

(1) No single remaining industry exceeds 3% of the portfolio.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments

December 31, 2021	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,525	$—	$97	$301	$4,321
Other government securities	1,489	—	147	17	1,619
Corporate securities
Utilities	6,069	—	671	25	6,715
Energy	2,872	—	222	16	3,078
Banking	1,944	—	79	10	2,013
Healthcare	3,196	—	175	21	3,350
Finance/Insurance	4,299	—	228	47	4,480
Technology/Telecom	2,376	—	123	26	2,473
Consumer goods	2,525	—	123	38	2,610
Industrial	1,996	—	118	10	2,104
Capital goods	2,206	—	134	8	2,332
Real estate	1,805	—	82	11	1,876
Media	1,187	—	84	19	1,252
Transportation	1,789	—	105	13	1,881
Retail	1,289	—	75	13	1,351
Other (1)	2,217	—	134	5	2,346
Total Corporate Securities	35,770	—	2,353	262	37,861
Residential mortgage-backed	528	2	46	3	569
Commercial mortgage-backed	1,968	—	76	6	2,038
Other asset-backed securities	6,926	7	71	23	6,967
Total Debt Securities	$51,206	$9	$2,790	$612	$53,375

(1) No single remaining industry exceeds 3% of the portfolio.

Debt Securities Credit Quality

The following tables set forth the composition of the fair value of debt securities, including both those held as available-for-sale and for trading, as classified by rating categories assigned by nationally recognized statistical rating organizations (“NRSRO”), the NAIC or, if not rated by such organizations, our consolidated investment advisor, PPM. The Company uses the second lowest rating by an NRSRO when NRSRO ratings are not equivalent and, for purposes of the table, if not otherwise rated by a NRSRO, the NAIC rating of a security is converted to an equivalent NRSRO-style rating.

	Percent of Total Debt Securities Carrying Value
	December 31,
Investment Rating	2022	2021
AAA	17.9%	14.5%
AA	8.2%	9.6%
A	29.9%	28.5%
BBB	36.4%	40.9%
Investment grade	92.4%	93.5%
BB	3.9%	3.6%
B and below	3.7%	2.9%
Below investment grade	7.6%	6.5%
Total debt securities	100.0%	100.0%

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments
Unrealized Losses

The following tables summarize the amount of gross unrealized losses, fair value and the number of securities aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (in millions):

	December 31, 2022			December 31, 2021
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$339	$2,815	40	$2	$107	16
Other government securities	174	1,258	143	17	252	23
Public utilities	508	4,279	490	17	721	93
Corporate securities	2,087	17,068	2,323	180	6,343	728
Residential mortgage-backed	43	279	196	3	174	109
Commercial mortgage-backed	138	1,421	177	5	314	37
Other asset-backed securities	282	3,485	417	22	3,224	338
Total temporarily impaired securities	$3,571	$30,605	3,786	$246	$11,135	1,344

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$669	$1,386	6	$299	$3,190	7
Other government securities	77	177	23	—	4	2
Public utilities	187	520	87	7	99	8
Corporate securities	1,614	4,601	644	58	661	69
Residential mortgage-backed	16	81	94	—	11	12
Commercial mortgage-backed	45	192	31	1	30	3
Other asset-backed securities	222	1,551	171	1	11	3
Total temporarily impaired securities	$2,830	$8,508	1,056	$366	$4,006	104

	Total			Total
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities (1)	Losses		securities (1)
U.S. government securities	$1,008	$4,201	42	$301	$3,297	21
Other government securities	251	1,435	162	17	256	25
Public utilities	695	4,799	562	24	820	98
Corporate securities	3,701	21,669	2,806	238	7,004	776
Residential mortgage-backed	59	360	290	3	185	121
Commercial mortgage-backed	183	1,613	206	6	344	39
Other asset-backed securities	504	5,036	577	23	3,235	341
Total temporarily impaired securities	$6,401	$39,113	4,645	$612	$15,141	1,421
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

The increase in rates on U.S. Treasury securities and the widening credit spreads of investment grade corporate securities resulted in reduced fair values and increased unrealized losses during the year ended December 31, 2022. Of the $5,789 million total increase in unrealized losses and the $23,972 million additional fair value on securities with an associated unrealized loss, $2,516 million and $5,033 million, respectively, are associated with assets subject to funds withheld agreements.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments
Evaluation of Available-For-Sale Debt Securities

See Note 4 - Investment of Notes to Consolidated Financial Statements for information about how we evaluate our available-for-sale debt securities for credit loss.

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Years Ended December 31,
	2022	2021	2020
Available-for-sale securities
Realized gains on sale	$41	$169	$778
Realized losses on sale	(429)	(88)	(196)
Credit loss income (expense)	(5)	(10)	(14)
Gross impairments	—	—	(27)
Credit loss income (expense) on mortgage loans	(16)	62	(61)
Other (1)	50	49	(103)
Net gains (losses) excluding derivatives and funds withheld assets	(359)	182	377
Net gains (losses) on derivative instruments	2,024	(2,639)	(7,268)
Net gains (losses) on funds withheld reinsurance treaties	2,186	(21)	440
Total net gains (losses) on derivatives and investments	$3,851	$(2,478)	$(6,451)

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

	December 31,
	2022	2021
	(in millions)
Common Stock	$82	$78
Preferred Stock	133	168
Mutual Funds	178	33
Total	$393	$279

Mortgage Loans

Commercial mortgage loans of $10.2 billion and $10.5 billion at December 31, 2022 and 2021, respectively, are reported net of an allowance for credit losses of $91 million and $85 million at each date, respectively. At December 31, 2022, commercial mortgage loans were collateralized by properties located in 38 states, the District of Columbia, and Europe. Residential mortgage loans of $1,308 million and $939 million at December 31, 2022 and 2021, respectively, are reported net of an allowance for credit losses of $4 million and $9 million at each date, respectively. Loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments
The table below presents the carrying value, net of allowance of credit loss, of our mortgage loans by property type:

	December 31,
	2022	2021
	(in millions)
Commercial:
Apartment	$3,558	$3,755
Hotel	1,015	1,054
Office	1,795	1,889
Retail	2,085	2,104
Warehouse	1,788	1,741
Total Commercial	$10,241	$10,543
Residential	1,308	939
Total	$11,549	$11,482

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	December 31,
	2022	2021
	(in millions)
United States:
East North Central	1,116	1,184
East South Central	546	491
Middle Atlantic	1,677	1,558
Mountain	627	688
New England	371	452
Pacific	2,850	2,897
South Atlantic	2,313	2,295
West North Central	572	552
West South Central	920	829
Total United States	10,992	10,946
Foreign	557	536
Total	11,549	11,482

The following table provides information about the credit quality of our mortgage loans:

	December 31,
	2022	2021
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$9,586	$9,819
70% - 80%	424	670
80% - 100%	197	44
Greater than 100%	34	10
Total	10,241	10,543

Residential mortgage loans
Performing	1,230	727
Nonperforming (1)	78	212
Total	1,308	939

Total mortgage loans	$11,549	$11,482

(1) At December 31, 2022 and 2021, includes $41 million and $202 million of loans purchased when the loans were greater than 90 days delinquent and $12 million and $5 million of loans in process of foreclosure are supported with insurance or other guarantees provided by various governmental programs, respectively.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	December 31,
	2022	2021
	(in millions)
Balance at beginning of period	$94	$179
Provision (release)	1	(85)
Balance at end of period	$95	$94

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

At December 31, 2022, there was $15 million of recorded investment, $16 million of unpaid principal balance, nil related loan allowance, $18 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans. At December 31, 2021, there was $6 million of recorded investment, $7 million of unpaid principal balance, nil related loan allowance, $2 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.
Derivative Instruments

The following table presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments (in millions):

	December 31, 2022
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,825	$73	$104	$(31)
Equity index call options	17,500	106	—	106
Equity index futures (2)	19,760	—	—	—
Equity index put options	30,500	958	—	958
Interest rate swaps	7,728	5	231	(226)
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	25,000	—	1,711	(1,711)
Interest rate futures (2)	105,261	—	—	—
Total return swaps	739	31	—	31
Total freestanding derivatives	209,813	1,173	2,046	(873)
Embedded derivatives
Variable annuity embedded derivatives (3)	N/A	2,154	—	2,154
Fixed index annuity embedded derivatives (4)	N/A	—	931	(931)
Registered index linked annuity embedded derivatives (4)	N/A	—	205	(205)
Total embedded derivatives	N/A	2,154	1,136	1,018
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	23	1	22
Cross-currency forwards	1,490	74	18	56
Funds withheld embedded derivative (5)	N/A	3,158	—	3,158
Total derivatives related to funds withheld under reinsurance treaties	1,648	3,255	19	3,236
Total	$211,461	$6,582	$3,201	$3,381

(1) The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures and options represents the market exposure of open positions.

(2) Variation margin is considered settlement resulting in the netting of cash received/paid for variation margin against the fair value of the trades.
(3) Variable annuity net embedded derivatives are included within reserves for future policy benefits and claims payable on the Consolidated Balance Sheets. The nonperformance risk adjustment is included in the balance above.

(4) Included within other contract holder funds on the Consolidated Balance Sheets. The nonperformance risk adjustment is included in the balance above.
(5) Included within funds withheld payable under reinsurance treaties on the Consolidated Balance Sheets.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments

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
(3) Variable annuity net embedded derivatives are included within reserves for future policy benefits and claims payable on the Consolidated Balance Sheets. The nonperformance risk adjustment is included in the balance above.

(4) Included within other contract holder funds on the Consolidated Balance Sheets. The nonperformance risk adjustment is included in the balance above.
(5) Included within funds withheld payable under reinsurance treaties on the Consolidated Balance Sheets.

The notional on derivatives increased to $211 billion from $99 billion at December 31, 2022 and 2021, respectively, primarily resulting from the increase in notional related to interest rate futures as part of our hedging program related to variable annuity guarantees. The interest rate futures employed to hedge the short end of the rate curve require large notional amounts to achieve the appropriate level of hedging.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments
Investment Income

Our sources of net investment income are as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Debt securities (1)	$1,076	$1,154	$1,617
Equity securities	(16)	8	(14)
Mortgage loans	285	319	365
Policy loans	69	73	79
Limited partnerships	144	795	105
Other investment income	49	13	12
Total investment income excluding funds withheld assets	1,607	2,362	2,164

Net investment income on funds withheld assets	1,254	1,188	792

Investment expenses	(100)	(126)	(138)
Net investment income	$2,761	$3,424	$2,818

(1) Includes change in fair value gains (losses) on trading securities and includes $(149) million, $26 million and $(25) million for the years ended December 31, 2022, 2021 and 2020, respectively, related to the change in fair value for securities carried under the fair value option.

Evaluation of Invested Assets

We perform regular evaluations of our invested assets. On a monthly basis, management identifies those investments that may require additional monitoring and carefully reviews the carrying value of such investments to determine whether specific investments should be placed on a non-accrual status and if an allowance for credit loss is required. In making these reviews, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower’s recent financial performance, news reports and other externally generated information concerning the issuer’s affairs. In the case of publicly traded bonds, management also considers market value quotations, where available. For mortgage loans, management generally considers information concerning the mortgaged property, including factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral. For investments in partnerships, management reviews the financial statements and other information provided by the general partners.

To determine an allowance for credit loss, we consider a security’s forecasted cash flows as well as the severity of depressed fair values. Investment income is not accrued on securities in default and otherwise where the collection is uncertain. Subsequent receipts of interest on such securities are generally used to reduce the cost basis of the securities. The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest on mortgage loans is generally suspended when principal or interest payments on mortgage loans are past due more than 90 days. Interest is then accounted for on a cash basis.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Policy and Contract Liabilities

Policy and Contract Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the Consolidated Financial Statements in conformity with U.S. GAAP. For more details on Policyholder Liabilities, see “Critical Accounting Estimates" on Page 92.

As an insurance company, a substantial portion of our profits are derived from fee income and the invested assets backing our policy and contract liabilities, which includes separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of December 31, 2022, 88% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 9% were in our Closed Life and Annuity Blocks segment.

The table below represents a breakdown of our policy and contract liabilities:

December 31, 2022	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Total
	(in millions)
Variable Annuities	$195,835	$945	$10,578	$207,358
RILA[1]	—	—	1,875	1,875
Fixed Annuities	—	842	10,843	11,685
Fixed Index Annuities[2]	—	—	11,788	11,788
Non-life Contingent Payout Annuities	—	—	1,376	1,376
Total Retail Annuities	195,835	1,787	36,460	234,082
Total Institutional Products	—	—	9,019	9,019
Traditional Life	—	4,474	4,084	8,558
Interest-sensitive Life	71	1,731	7,131	8,933
Group Payout Annuities	—	4,586	—	4,586
Other Annuities	—	16	1,322	1,338
Total Closed Life and Annuity Blocks	71	10,807	12,537	23,415
Total Policy and Contract Liabilities	195,906	12,594	58,016	266,516
Claims payable and other	—	1,679	179	1,858
Total	$195,906	$14,273	$58,195	$268,374

December 31, 2021	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Total
	(in millions)
Variable Annuities	$248,859	4,609	9,751	263,219
RILA[1]	—	—	110	110
Fixed Annuities	—	858	12,316	13,174
Fixed Index Annuities[2]	—	50	13,161	13,211
Non-life Contingent Payout Annuities	—	—	1,399	1,399
Total Retail Annuities	248,859	5,517	36,737	291,113
Total Institutional Products	—	—	8,830	8,830
Traditional Life	—	4,762	4,161	8,923
Interest-sensitive Life	90	1,797	7,410	9,297
Group Payout Annuities	—	4,895	—	4,895
Other Annuities	—	17	1,399	1,416
Total Closed Life and Annuity Blocks	90	11,471	12,970	24,531
Total Policy and Contract Liabilities	248,949	16,988	58,537	324,474
Claims payable and other	—	1,679	189	1,868
Total	$248,949	$18,667	$58,726	$326,342
(1) Includes the embedded derivative liabilities related to RILA of $205 million and $6 million at December 31, 2022 and 2021, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity of $931 million and $1,439 million at December 31, 2022 and 2021, respectively.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Policy and Contract Liabilities
As of December 31, 2022, $195.9 billion or 74% of our policy and contract liabilities were backed by separate accounts assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets. We generate revenue on our separate account liabilities primarily from asset-based fee income. Separate account assets and associated liabilities are subject to variability driven by the performance of the underlying investments, which are exposed to fluctuations in equity markets and bond fund valuations. As a result, revenue derived from asset-based fee income is similarly subject to variability in line with the variability of the underlying separate account assets.

As of December 31, 2022, $48.4 billion of our policy and contract liabilities were backed by our investment portfolio and $22.2 billion reinsured by Athene, were backed by funds withheld assets. As of December 31, 2022, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed index annuities and fixed annuities. As of December 31, 2022, 93% of fixed annuity, fixed-indexed annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate.

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

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Policy and Contract Liabilities
For traditional life insurance and payout annuities, reserves for future policy benefits are measured using assumptions determined as of the issuance date or acquisition date with provisions for the risk of adverse deviation, as appropriate. These assumptions are not unlocked unless a premium deficiency exists. At least annually, we perform premium deficiency tests using best estimate assumptions as of the testing date without provision for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., U.S. GAAP reserves net of any DAC or reinsurance), the existing net reserves are adjusted by first reducing the DAC or DSI by the amount of the deficiency (or to zero) through a charge to current period earnings. If the deficiency is more than these asset balances, we increase the reserves by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent reserve measurements, and the net reserves continue to be subject to premium deficiency testing. In a sustained low interest rate environment, there is generally an increased likelihood that the liabilities determined based on best estimate assumptions will be greater than the net reserves.

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

The following tables reflect the impacts from our annual assumption review to pretax (loss) income, pre-tax non-operating adjustments and Pre-Tax Adjusted Operating Earnings for the periods presented.

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Assumption Review Impact:
Total assumption review impact on pretax (loss) income	$420	$62	$(24)
Total assumption review impact on pretax non-operating adjustments	(367)	(24)	(128)
Total assumption review impact on Pretax Adjusted Operating Earnings	$53	$38	$(152)

Assumption Review Impact on Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$59	$38	$(138)
Closed Life and Annuity Blocks	(6)	—	(14)
Total assumption review impact on Pretax Adjusted Operating Earnings	$53	$38	$(152)

2022 Assumption Updates

The impact of assumption changes on Pretax Adjusted Operating Earnings was $53 million, with the majority of this impact attributed to the Retail Annuities segment at $59 million. The principal driver of the favorable impact for Retail Annuities was an increase in the variable annuity DAC balance, primarily due to changes in assumed persistency.

The impact on pretax non-operating adjustments of $(367) million was mainly due to an overall decrease in the GMWB optional guarantee benefit reserves. The reserve decrease was driven principally by changes in GMWB utilization and mortality assumptions, which was partially offset by changes in assumed persistency.

In aggregate, the total impact of assumption changes on pretax income was $420 million.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Liquidity and Capital Resources

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

The discussion below describes our liquidity and capital resources for the years ended December 31, 2022, 2021 and 2020.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net cash provided by (used in) operating activities	$5,206	$5,682	$3,712
Net cash provided by (used in) investing activities	(1,374)	(1,296)	(4,333)
Net cash provided by (used in) financing activities	(2,162)	(3,774)	705
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,670	612	84
Cash, cash equivalents, and restricted cash at beginning of period	2,631	2,019	1,935
Total cash, cash equivalents, and restricted cash at end of period	$4,301	$2,631	$2,019

Cash flows from Operating Activities

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

Cash flows provided by operating activities decreased $476 million to $5,206 million during the year ended December 31, 2022 from $5,682 million during the year ended December 31, 2021. This decrease was primarily due to lower investment income as a result of lower income on limited partnership investments in 2022, compared to prior year.

Cash flows from Investing Activities

The principal cash inflows from our investment activities come from repayments of principal, proceeds from maturities and sales of investments, as well as settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments and settlements of freestanding derivatives. It is not unusual to have a net cash outflow from investing activities because cash inflows from insurance operations are typically reinvested to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors or market disruptions that might impact the timing of investment related cash flows as well as derivative collateral needs, which could result in material liquidity needs for our insurance subsidiaries.

Cash flows used in investing activities decreased $78 million to $(1,374) million during the year ended December 31, 2022 from $(1,296) million during the year ended December 31, 2021. This decrease was primarily due to lower sales of debt securities in 2022 compared to 2021, partially offset by decreased outflows related to our hedging program for derivative settlements and collateral predominately resulting from movements in the equity markets in 2022 compared to 2021 in addition to lower debt security purchases in 2022 compared to 2021.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Liquidity and Capital Resources
Cash flows from Financing Activities

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

Cash flows used in financing activities increased $1,612 million to $(2,162) million during the year ended December 31, 2022 from $(3,774) million for the year ended December 31, 2021. This increase was primarily due to decreased withdrawals of policyholders’ account balances during 2022 compared to 2021. This was partially offset by lower deposits driven by decreased variable annuity sales in 2022 and higher inflows in the prior year related to debt agreements entered into in 2021.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. Risk-based capital, or RBC, requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, claim, expense and statutory reserve items) and model-based components. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of December 31, 2022, our insurance companies were well in excess of the minimum required capital levels. Jackson is also subject to risk-based capital guidelines that provide a method to measure the adjusted capital that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of Jackson’s investments and products.

Jackson had an RBC ratio of 544%, 580% and 347% as of December 31, 2022, 2021 and 2020, respectively. The decrease in Jackson’s RBC ratio as of December 31, 2022 as compared to December 31, 2021 was primarily due to the $600 million return of capital and an increase in variable annuity capital charges during 2022.

Holding Company Liquidity

As a holding company with no business operations of its own, Jackson Financial primarily derives cash flows from dividends and interest payments from its insurance subsidiaries. These principal sources of liquidity are expected to be supplemented by cash and short-term investments held by Jackson Financial and access to bank lines of credit and the capital markets. We intend to maintain a minimum amount of cash and highly liquid securities at Jackson Financial adequate to fund two years of holding company fixed expenses, which may change over time as we refinance existing debt or make changes to our debt and capital structure, and is currently targeted at $250 million. The main uses of liquidity for Jackson Financial are interest payments and debt repayment, holding company operating expenses, payment of dividends and other distributions to shareholders, which may include stock repurchases, and capital contributions, if needed, to our insurance company subsidiaries. Our principal sources of liquidity and our anticipated capital position are described in the following paragraphs.

Any declaration of cash dividends or stock repurchases will be at the discretion of JFI’s Board of Directors and will depend on our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, contractual restrictions with respect to paying cash dividends or repurchasing stock, restrictions imposed by Delaware law, general business conditions and any other factors that JFI’s Board of Directors deems relevant in making any such determination. Therefore, there can be no assurance that we will pay any cash dividends to holders of our common stock or approve any further increase in the existing, or any new, stock repurchase program, or as to the amount of any such cash dividends or stock repurchases.

Delaware law requires that dividends be paid and stock repurchases made only out of “surplus,” which is defined as the fair market value of our net assets, minus our stated capital; or out of the current or the immediately preceding year’s earnings. JFI is a holding company and has no direct operations. All of our business operations are conducted through our subsidiaries. Any dividends we pay or stock repurchases we make will depend upon the funds legally available for distribution, including dividends or distributions from our subsidiaries to us. The states in which our insurance subsidiaries

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Liquidity and Capital Resources
are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to their parent companies. These restrictions are based in part on the prior year’s statutory income and surplus, as well as earned surplus. Such restrictions, or any future restrictions adopted by the states in which our insurance subsidiaries are domiciled, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable by our subsidiaries without affirmative approval of state regulatory authorities. See “Risk Factors—Risks relating to Financing and Liquidity - As a holding company, Jackson Financial depends on the ability of its subsidiaries to pay dividends and make other distributions to meet its obligations and liquidity needs, including servicing debt, dividend payments and stock repurchases.”

During the year ended December 31, 2022, we paid a cash dividend of $0.55 per share on JFI's common stock totaling $199 million. On February 27, 2023, our Board of Directors approved a first quarter cash dividend on JFI's common stock of $0.62 per share, payable on March 23, 2023 to shareholders of record on March 14, 2023.

On February 28, 2022, our Board of Directors authorized an increase of $300 million in our existing share repurchase authorization of JFI's Class A Common Stock. On February 27, 2023, our Board of Directors authorized an increase of $450 million in our existing share repurchase authorization of JFI's common stock. We repurchased a total of 7,646,569 shares of common stock for an aggregate purchase price of $283 million for the year ended December 31, 2022, which were funded with cash on hand.

See Note 22 to Consolidated Financial Statements in this Report for further information on dividends to shareholders and share repurchases.

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

Subject to these limitations, our insurance company subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile, subject to prior notification to the appropriate regulatory agency. Any distributions above the amount permitted by statute in any twelve-month period are considered extraordinary dividends, and the approval of the appropriate regulator is required prior to payment. In Michigan, the Director of the Michigan Department of Insurance and Financial Services (the Michigan Director of Insurance) may limit, or not permit, the payment of dividends from either Jackson or Brooke Life, Jackson's direct parent company, if it determines that the surplus of either of these subsidiaries is not reasonable in relation to their outstanding liabilities and is not adequate to meet their financial needs, as required by the Michigan Insurance Code of 1956. Unless otherwise approved by the Michigan Director of Insurance, dividends may only be paid from earned surplus. Also, surplus note arrangements and interest payments must be approved by the Michigan Director of Insurance and such interest payments to related parties reduce the otherwise calculated ordinary dividend capacity for that period. In New York, all dividends require approval from the NYSDFS.

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

On March 1, 2022, Jackson remitted a $600 million return of capital to its parent company, Brooke Life. Brooke Life subsequently paid a $510 million ordinary dividend to its ultimate parent, Jackson Financial and $90 million of interest associated with the $2 billion surplus note between Brooke Life and Jackson Finance, LLC ("Jackson Finance"), a subsidiary of Jackson Financial, respectively.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Liquidity and Capital Resources
On February 24, 2023, Jackson received approval from the Michigan Director of Insurance for a $600 million distribution to Jackson’s parent company, Brooke Life. The distribution is expected to occur in the first quarter of 2023. Brooke Life will subsequently upstream this distribution to its ultimate parent, Jackson Financial, except for $90 million of the distribution to be used for debt servicing of its surplus note payable.

The maximum distribution permitted by law or contract is not necessarily indicative of an insurer’s actual ability to pay such distributions, which may be constrained by business and other considerations, such as imposition of withholding tax, the impact of such distributions on surplus, which could affect the insurer’s credit and financial strength ratings or competitive position, the ability to generate new annuity sales and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our insurance subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for the insurance subsidiaries’ financial needs. Along with solvency regulations, another primary consideration in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies, including A.M. Best, S&P, Moody’s and Fitch. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for insurance company subsidiaries. We believe our insurance company subsidiaries have sufficient statutory capital and surplus to maintain their desired financial strength rating.

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

Liquidity requirements are principally for purchases of new investments, management of derivative related margin requirements, repayment of principal and interest on debt, payments of interest on surplus notes, funding of insurance product liabilities including payments for policy benefits, surrenders, maturities and new policy loans, funding of expenses including payment of commissions, operating expenses and taxes. As of December 31, 2022, Jackson’s outstanding surplus notes and bank debt included $62 million of bank loans from the Federal Home Loan Bank of Indianapolis ("FHLBI"), collateralized by mortgage-related securities and mortgage loans and $250 million of surplus notes maturing in 2027.

Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are managed in accordance with our hedging and risk management program. Our cash flows associated with collateral received from counterparties and posted with counterparties fluctuates with changes in the market value of the underlying derivative contract and/or the market value of the collateral. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Collateral posting requirements can result in material liquidity needs for our insurance subsidiaries. As of December 31, 2022, we were in a net collateral payable position of $689 million compared to $913 million as of December 31, 2021.

Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements, including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of December 31, 2022, approximately half of Jackson’s general account reserves are either not surrenderable, included surrender charges greater than 5%, or market value adjustments to discourage early withdrawal of policy and contract funds.

The liquidity sources for our insurance company subsidiaries are their cash, short-term investments, sales of publicly traded bonds, insurance premiums, fees charged on our products, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of a short-term borrowing facility with the FHLBI.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Liquidity and Capital Resources
Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of December 31, 2022, the portfolio of cash, short-term investments and privately and publicly traded securities and equities, which are unencumbered and unrestricted to sale, amounted to $23.3 billion.

Our Indebtedness

Senior Notes
On June 8, 2022, the Company issued $750 million aggregate principal amount of its senior unsecured notes, consisting of $400 million aggregate principal amount of 5.170% Senior Notes due June 8, 2027, and $350 million aggregate principal amount of 5.670% Senior Notes due June 8, 2032. The net proceeds of these notes were used, together with cash on hand, to repay the Company’s $750 million aggregate principal amount term loan due February 2023.

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

Revolving Credit Facility

On February 24, 2023, the Company entered into a revolving credit facility (the "2023 Revolving Credit Facility") with a syndicate of banks and Bank of America, N.A., as Administrative Agent. The 2023 Revolving Credit Facility replaced an existing revolving credit facility that was due to expire in February 2024. The 2023 Revolving Credit Facility provides for borrowings for working capital and other general corporate purposes under aggregate commitments of $1.0 billion, with a sub-limit of $500 million available for letters of credit. The 2023 Revolving Credit Facility further provides for the ability to request, subject to customary terms and conditions, an increase in commitments thereunder by up to an additional $500 million. Commitments under the 2023 Revolving Credit Facility terminate on February 24, 2028. Interest on borrowings may be based on a “Base Rate” (as defined in the 2023 Revolving Credit Facility) plus an adder ranging from 0.125% to 0.875%, or a “Term SOFR Rate” (as defined in the 2023 Revolving Credit Facility) plus an adder ranging from 1.125% to 1.875%. The applicable adder is based upon the ratings assigned to the Company’s senior, unsecured, non-credit enhanced debt.

The credit agreement governing the 2023 Revolving Credit Facility contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). The credit agreement contains financial maintenance covenants, including a minimum adjusted consolidated net worth test of no less than 70% of our adjusted consolidated net worth as of September 30, 2022 (plus (to the extent positive) or minus (to the extent negative) 70% of the impact on such adjusted consolidated net worth resulting from the application of a one-time transition adjustment for the LDTI accounting change for insurance contracts, and plus 50% of the aggregate amount of any increase in adjusted consolidated net worth resulting from equity issuances by the Company and its consolidated subsidiaries after September 30, 2022) and a maximum consolidated indebtedness to total capitalization ratio test not to exceed 35%. We were in compliance with these covenants at December 31, 2022.

Term Loans

On February 22, 2021, we and a syndicate of banks entered into a credit agreement consisting of a $1.7 billion senior unsecured delayed draw term loan facility maturing in February 2022 (extended to May 2022 by a subsequent amendment) and a $1.0 billion senior unsecured delayed draw term loan facility maturing in February 2023, under which we borrowed $1.6 billion and $750 million, respectively. We contributed a majority of the proceeds from the term loan borrowings to Jackson. The remaining amount of proceeds from the term loan borrowings were kept at Jackson Financial to establish a minimum liquidity buffer of at least $250 million with an additional approximately $575 million being retained. The amounts at Jackson Financial are expected to be used for general corporate purposes, including interest payments and debt

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Liquidity and Capital Resources
repayment, holding company operating expenses, payment of dividends and other distributions to shareholders, which has included stock repurchases, and may include capital contributions, if needed, to our insurance company subsidiaries. As noted, these term loans were repaid in November 2021 and June 2022, respectively, with the proceeds from our issuance of senior notes.

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes were issued pursuant to Rule 144A under the Securities Act of 1933, as amended, and are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $20 million, $20 million, and $21 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Under the Michigan Insurance Code of 1956, for statutory reporting purposes, the surplus notes are not part of the legal liabilities of the Company and are considered surplus funds. Payments of interest or principal may only be made with the prior approval of the Michigan Director of Insurance and only out of surplus earnings which the director determines to be available for such payments under Michigan insurance law.

Federal Home Loan Bank

Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of December 31, 2022 and 2021, Jackson held a bank loan with an outstanding balance of $62 million and $67 million, respectively.

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

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Liquidity and Capital Resources
As of February 22, 2023, the financial strength ratings of our principal insurance subsidiaries were as follows:

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

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Critical Accounting Estimates
Deferred acquisition costs are increased by interest thereon and amortized into income in proportion to estimated gross profits, including realized gains and losses and derivative movements, for annuities and interest-sensitive life products and in proportion to anticipated premium revenues for traditional life products. Due to volatility of certain factors that affect gross profits, including realized capital gains and losses and derivative movements, amortization may be a benefit or a charge in any given period. In the event of negative amortization, the related deferred acquisition cost balance is capped at the initial amount capitalized, plus interest.

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

For variable annuities, the projection of expected gross profits includes, among other things, an expectation as to the account value upon which core contract fees would be charged. Separate account returns may vary significantly between years, which could have a meaningful impact on the amount of DAC amortization that is recorded in a given year. Accordingly, we employ a mean reversion methodology with the objective of adjusting the amortization of deferred acquisition costs that would otherwise be highly volatile due to fluctuations in the level of future gross profits arising from changes in equity market levels. The mean reversion methodology achieves this objective by applying a dynamic adjustment to the assumption for short-term future investment returns. Under this methodology, the projected returns for the next five years are set such that, when combined with the actual returns for the current and preceding two years, the average rate of return over the eight-year period reverts to the current long-term assumed growth rate (7.15% for 2022, 2021 and 2020, after external investment management fees). This methodology prevents a significant increase or decrease in the separate account fee base in one period due to equity market returns from inflating or deflating, as applicable, the projected gross fees in our DAC models. The mean reversion methodology does, however, include a cap and a floor of 15% and 0% per annum, respectively, on the projected return for each of the next five years. If a projected growth rate of more than 15% or less than 0% per annum would have been necessary to achieve the long-term assumed growth rate at that time, the dampening effects of the mean reversion methodology described above will be limited. As of December 31, 2022 and 2021, projected returns under mean reversion were within the range bound by the 15% cap and 0% floor.

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

We issue variable contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. Certain of these contracts include contract provisions by which we contractually guarantee to the contract holder either a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable upon the depletion of funds (GMWB), in the event of death (GMDB), at annuitization (GMIB), or at the end of a specified period (GMAB). Substantially all of our GMIB benefits are reinsured. GMIB benefits and GMAB benefits were discontinued in 2009 and

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Critical Accounting Estimates
2011, respectively. For additional information regarding our account value by optional guarantee benefit, see “Business–Our Segments–Retail Annuities–Variable Annuities.”

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

For fixed deferred annuities; the fixed option on variable annuities, fixed index annuities, and Registered Index-Linked Annuities; guaranteed investment contracts and other investment contracts: the liability is the policyholder’s account value, plus, as applicable, the unamortized balance of the previously mentioned fair value adjustment. The liability for RILAs and fixed index annuities not invested in a fixed account option is based on three components, 1) the imputed value of the underlying guaranteed host contract, 2) the fair value of the embedded option component of the contract and 3) the liability for guaranteed benefits related to the minimum death benefit or payments for life rider.

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

Certain Guaranteed Minimum Withdrawal Benefits ("GMWB") products include a “not-for-life” component up to the point at which the guaranteed withdrawal benefit is exhausted, after which benefits paid are considered to be “for-life” benefits. The “not-for-life” portion is valued as an embedded derivative, while the “for-life” benefits are valued as an insurance liability consistent with the GMDB liability described above.

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

The fair value calculation described above is based on the present value of future cash flows comprised of future expected benefit payments, less future attributed rider fees, over the lives of the contracts. Estimating these cash flows requires numerous estimates and subjective judgments related to capital market inputs, as well as actuarially determined assumptions related to expectations concerning policyholder behavior. Capital market inputs include expected market rates of return, market volatility, correlations of market index returns to funds, fund performance and discount rates. The more significant actuarial assumptions include benefit utilization by customers, persistency, mortality and withdrawal rates. Best

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Critical Accounting Estimates
estimate assumptions plus risk margins are used as applicable. See “Policy and Contract Liabilities—Actuarial Assumption Changes (Unlocking).”

At each valuation date, we assume expected returns based on constant maturity treasury rates as of that date to determine the value of expected future cash flows produced in a stochastic process. Volatility assumptions are based on a weighting of available market data for implied market volatility for durations up to 10 years, grading to a historical volatility level by year 15, where such long-term historical volatility levels contain an explicit risk margin. Additionally, non-performance risk is incorporated into the calculation through the adjustment of the risk-free rate curve based on spreads indicated by a blend of yields on similarly rated peer debt and yields on JFI debt (adjusted to operating company levels). Risk margins are also incorporated into the model assumptions, particularly for policyholder behavior. Estimates of future policyholder behavior are subjective and are based primarily on our own experience.

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

Determining the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based on historical experience and expectations of future performance. To recognize a tax benefit in the Consolidated Financial Statements, there must be a greater than 50% chance of success of our position being sustained by the relevant taxing authority with regard to that tax position. Management’s judgments are potentially subject to change given the inherent uncertainty in predicting future performance, which is impacted by such factors as policyholder behavior, competitor pricing and other specific industry and market conditions.

Reinsurance

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risk with respect to reinsurance receivables. We periodically review actual and anticipated experience compared to the previously mentioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements. Counterparty credit risk may be managed through the use of letters of credit, collateral trusts or on balance sheet funds withheld agreements. Assets held under funds withheld agreements are included on our balance sheets, but remain the property of the respective counterparties subject to triggers embedded within the relevant reinsurance agreements.

Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Critical Accounting Estimates
to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting. For reinsurance contracts other than those covering GMIB exposure, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.

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

We periodically review our available-for-sale debt securities on a case-by-case basis to determine if an impairment is necessary for securities with a decline in fair value to below cost or amortized cost. Factors considered in determining whether an impairment is necessary include whether we have the intent to sell, or whether it is more likely than not we will be required to sell the security before the amortized cost basis is fully recovered, the severity of the unrealized loss, the reasons for the decline in value and expectations for the amount and timing of a recovery in fair value. For debt securities in an unrealized loss position, for which we deem an impairment necessary, the amortized cost may be written down to fair value through net gains (losses) on derivatives and investments, or an ACL may be recorded along with a charge to net gains (losses) on derivatives and investments.

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

In addition to the review procedures described above, investments in asset-backed securities where market prices are depressed are subject to a review of their future estimated cash flows, including expected and stress case scenarios, to identify potential shortfalls in contractual payments. These estimated cash flows are developed using available performance indicators from the underlying assets including current and projected default or delinquency rates, levels of credit enhancement, current subordination levels, vintage, expected loss severity and other relevant characteristics. These

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Critical Accounting Estimates
estimates reflect a combination of data derived by third parties and internally developed assumptions. Where possible, this data is benchmarked against third-party sources.

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

Mortgage loans, which are not carried at fair value under the fair value option, are carried at the aggregate unpaid principal balance, adjusted for any applicable unamortized discount or premium, or ACL. Acquisition discounts and premiums on mortgage loans are amortized into investment income through maturity dates using the effective interest method. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Interest income and amortization of premiums and discounts are reported in net investment income along with prepayment fees and mortgage loan fees, which are recorded as incurred.

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

Freestanding derivative instruments are reported at fair value, that reflects the estimated amounts, net of payment accruals, which we would receive or pay upon sale or termination of the contracts at the reporting date. Freestanding derivatives priced using third party pricing services incorporate inputs that are predominantly observable in the market. The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Critical Accounting Estimates
participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Notes 5 and 6 to Consolidated Financial Statements for additional information on significant inputs into our derivative pricing methodology.

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

Consolidation of Variable Interest Entities (“VIEs”)

The Company invests in a number of asset types that it has determined are VIEs, such as equity positions in collateralized loan obligations (“CLOs”), limited partnerships (“LPs”), limited liability companies (“LLCs”), and mutual funds that are assessed to determine whether they meet the criteria as a VIE. For those entities deemed to be VIEs, we further assess whether the VIE must be consolidated as a result of the terms specific to each entity. Entities for which consolidation is required are included on our Consolidated Financial Statements. To the extent that external parties are also invested in

Part II | Item 7A. Quantitative and Qualitative Disclosures about Market Risk these VIEs, a non-controlling interest is reflected on our Consolidated Financial Statements as well. See Note 4 to Consolidated Financial Statements for additional information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure results from interest rate fluctuations, equity price movements and changes in credit spreads.

Risk Management

Our actuarial, asset-liability management and finance functions provide first-line management of our market risk exposures. Our risk function provides risk control and oversight and our internal audit team provides independent assurance. Our enterprise risk management framework contemplates a wide range of market risks and focuses on exposures and Risk Limits on a consolidated basis for the Company.

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

Interest Rates

Our market risk exposure to changes in interest rates principally arises from investments in fixed-income securities (primarily, publicly-traded corporate and government bonds and asset-backed securities), interest-rate derivative instruments and embedded derivatives associated with variable and fixed index annuity guaranteed benefits.

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

•As of December 31, 2022, 76% of our total variable annuity account value included a return of premium death benefit and 11% of our total variable annuity account value included an enhanced GMDB selection. Decreases in equity markets increase the likelihood that a customer’s account value will be insufficient to cover the benefit paid

Part II | Item 7A. Quantitative and Qualitative Disclosures about Market Risk to the beneficiary at the time of a claim following the customer’s death. As a result, the risk associated with such payouts is dependent on both the equity market performance and the time of the claim.

•As of December 31, 2022, 75% of total variable annuity account value included either a GMWB for Life or GMWB selection. These benefits guarantee minimum payments based on a fixed annual percentage of the benefit base. These withdrawals may continue even if the account value subsequently falls to zero. When equity markets decrease, we generally expect account values to decline, and the account value therefore to be able to fund relatively fewer guaranteed withdrawals. Conversely, increases in equity markets generally increase account values and extend the number of withdrawals the account value is able to fund.

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

Part II | Item 7A. Quantitative and Qualitative Disclosures about Market Risk
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

For our interest rate exposure, similar to equity market risk, we evaluate the level of interest rate hedge coverage by comparing the impacts of interest rate movements on our hedge assets relative to the liabilities these assets are intended to hedge. The types of derivative instruments we use to manage interest rate risk are different from those we use to manage equity market risk. We also recognize the sensitivity of our equity hedges to interest rates but believe their contribution to the overall interest rate hedge is small due to their relatively short duration of these derivatives.

Risk Measurement—Sensitivity Analysis

In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates and equity market prices utilizing an internal sensitivity analysis. Due to our current portfolio structure and holdings, foreign currency movements are not material to the Company. This analysis estimates the potential changes in estimated fair value or carrying value with respect to our reserves based on a hypothetical 50 basis point parallel shift (increase or decrease) in risk-free interest rates and a 10% change (increase or decrease) in equity market prices. In performing the analysis summarized below, we used market rates and balance sheet positions as of December 31, 2022 and 2021, respectively. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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

Part II | Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including:

•interest-rate sensitive liabilities do not include $72.0 billion and $73.3 billion of policy and contract liabilities as of December 31, 2022 and 2021, respectively, which are accounted for on a book value basis under U.S. GAAP;

•interest-rate sensitive assets do not include assets accounted for on a book value basis under U.S. GAAP, which primarily consist of $11.0 billion and $11.5 billion of mortgage loans as of December 31, 2022 and 2021, respectively;

•the analysis excludes the effect of market or interest rate impacts on assets and liabilities related our funds withheld reinsurance treaties;

•the analysis excludes real estate holdings;

•the analysis excludes the impact of changes in DAC and income taxes; and

•the analysis assumes that the composition of assets and liabilities remains unchanged upon measurement and excludes the impacts of management actions.

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

The table below provides detail regarding the potential change in estimated fair value of our debt securities and the carrying value of our fixed index and variable annuity guarantee liabilities due to a 50 basis point parallel increase and decrease in the yield curve by type of asset or liability (in millions):

	December 31, 2022			December 31, 2021
	Fair	Impact of	Impact of	Fair	Impact of	Impact of
	Value	+50 bps	-50 bps	Value	+50 bps	-50 bps
		Change	Change		Change	Change
Debt Securities (1)
Floating Rate	$3,025	$—	$1	$2,418	$(17)	$4
Fixed Rate	$27,956	$(906)	$946	$31,698	$(1,567)	$1,067

(1) Includes debt securities that are classified as available-for-sale or trading and includes securities at fair value under the fair value option.

	December 31, 2022			December 31, 2021
	Carrying Value	Impact of +50 bps Change	Impact of -50 bps Change	Carrying Value	Impact of +50 bps Change	Impact of -50 bps Change
Fixed Index and Variable Annuity Guarantee Liabilities	$499	$(1,531)	$1,726	$4,031	$(2,646)	$2,997

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

Part II | Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The table below provides additional detail regarding the potential change in estimated fair value of our equity investment portfolio and carrying value of our fixed index and variable annuity guarantee liabilities due to a 10% increase and decrease in equity market prices by type of asset or liability (in millions):

	December 31, 2022			December 31, 2021
	Fair	Impact of	Impact of	Fair	Impact of	Impact of
	Value	10%	-10%	Value	10%	-10%
		Change	Change		Change	Change
Equity Securities and Limited Partnerships	$2,734	$(273)	$273	$2,279	$(228)	$228

	December 31, 2022			December 31, 2021
	Carrying	Impact of	Impact of	Carrying	Impact of	Impact of
	Value	10%	-10%	Value	10%	-10%
		Change	Change		Change	Change
Fixed Index and Variable Annuity Guarantee Liabilities	$499	$(1,793)	$2,202	$4,031	$(663)	$1,526

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

The table below provides details regarding the potential change in estimated fair value of our derivative instruments due to a 50 basis point parallel increase and decrease in the yield curve by type of derivative instrument, as well as the potential change in estimated fair value of our derivative instruments due to a 10% increase and decrease in equity prices (in millions):

			Interest Rate Sensitivity
	Notional	Weighted	Impact of	Fair	Impact of
	Amount	Average Term	+50 bps	Value	-50 bps
		(Years)	Change		Change
December 31, 2022
Swaps	$11,053	6.01	$(165)	$(257)	$174
Swaptions	$25,000	1.07	$(685)	$(1,711)	$647
Interest Rate Futures	$105,261	0.91	$(102)	$—	$83
Total			$(952)	$(1,968)	$904
December 31, 2021
Swaps	$10,995	6.99	$(226)	$450	$238
Swaptions	$19,000	2.07	$(427)	$133	$416
Interest Rate Futures	$912	0.25	$(66)	$—	$73
Total			$(719)	$583	$727

			Equity Sensitivity
	Notional	Weighted	Impact of	Fair	Impact of
	Amount	Average Term	+10%	Value	-10%
		(Years)	Change		Change
December 31, 2022
Options	$48,000	0.53	$225	$1,064	$916
Calls	$17,500	0.10	$698	$106	$(99)
Puts	$30,500	0.77	$(473)	$958	$1,015
Equity Futures	$19,760	1.78	$(1,988)	$—	$1,988
Total Return Swaps	$739	4.34	$(71)	$31	$71
Total			$(1,834)	$1,095	$2,975
December 31, 2021
Options	$48,500	0.20	$1,549	$756	$(115)
Calls	$21,000	0.20	$1,672	$606	$(569)
Puts	$27,500	0.20	$(123)	$150	$454
Equity Futures	$18,258	0.21	$(1,826)	$—	$1,826
Total			$(277)	$756	$1,711

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (KPMG LLP, Chicago, IL, Auditor Firm ID: 185)	105
Consolidated Balance Sheets as of December 31, 2022 and 2021	110
Consolidated Income Statements for the years ended December 31, 2022, 2021 and 2020	111
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020	112
Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020	113
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	114
Notes to Consolidated Financial Statements
Note 1. Business and Basis of Presentation	116
Note 2. Summary of Significant Accounting Policies	118
Note 3. Segment Information	121
Note 4. Investments	127
Note 5. Derivative Instruments	142
Note 6. Fair Value Measurements	148
Note 7. Deferred Acquisition Costs and Deferred Sales Inducements	165
Note 8. Reinsurance	166
Note 9. Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds	170
Note 10. Certain Nontraditional Long-Duration Contracts and Variable Annuity Guarantees	173
Note 11. Long-term Debt	179
Note 12. Federal Home Loan Bank Advances	180
Note 13. Income Taxes	181
Note 14. Commitments and Contingencies	185
Note 15. Leases	186
Note 16. Share-Based Compensation	187
Note 17. Other Related Party Transactions	189
Note 18. Statutory Accounting and Regulatory Matters	190
Note 19. Benefit Plans	191
Note 20. Operating Costs and Other Expenses	191
Note 21. Accumulated Other Comprehensive Income	192
Note 22. Equity	192
Note 23. Earnings Per Share	195
Note 24. Revision and Reclassifications of Prior Period Financial Statements	195
Note 25. Selected Quarterly Financial Data (Unaudited)	197
Note 26. Subsequent Events	197
Financial Statement Schedules:
Schedule I—Summary of Investments—Other Than Investments in Related Parties as of December 31, 2022	198
Schedule II—Financial Statements of Jackson Financial Inc. (Parent Only) as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020	199
Schedule III—Supplemental Insurance Information for the years ended December 31, 2022, 2021 and 2020	202
Schedule IV—Reinsurance for the years ended December 31, 2022, 2021 and 2020	204
Schedule V—Valuation and Qualifying Accounts for the years ended December 31, 2022 and 2021	205

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jackson Financial Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jackson Financial Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated income statements, statements of comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Liability for future policy benefits for certain variable annuity guarantees

As disclosed in Notes 6 and 10 to the consolidated financial statements, variable annuity contracts issued by the Company offer guaranteed minimum death benefits (GMDBs) and guaranteed minimum withdrawal benefits (GMWBs). The non-life contingent component of a GMWB is considered an embedded derivative and reported at fair value. The liability for GMDBs is measured in accordance with the measurement guidance for death and other insurance benefits. The Company estimates the liability for the GMDBs and fair value of embedded derivatives for the non-life contingent component of the

GMWBs (GMWB embedded derivatives) using subjective judgments related to capital market assumptions, as well as actuarially determined assumptions related to expectations of future policyholder behavior. The Company regularly evaluates and updates these assumptions if actual experience or other evidence suggests that earlier assumptions should be revised. As of December 31, 2022, the fair value of the GMWB embedded derivatives was a net asset estimated to be $2,154 million and the liability for the GMDBs was estimated to be $2,209 million. These balances are reported within reserves for future policy benefits and claims payable in the Company’s consolidated balance sheets.

We identified the evaluation of certain assumptions used to estimate the value of the GMWB embedded derivatives and the liability for the GMDBs as a critical audit matter. Due to the significant measurement uncertainty, this evaluation involved subjective auditor judgment and required specialized skills and knowledge related to the assumptions for mortality, benefit utilization, lapse (collectively, the actuarially-derived assumptions for GMWB embedded derivatives), fair value discount rates for GMWB embedded derivatives, and the assumptions for mortality, lapse, fund performance, and GMDB discount rates for the liability for the GMDBs (collectively, the GMDB assumptions).

The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals, we evaluated the design and tested the operating effectiveness of certain internal controls, including controls related to the development of the actuarially-derived assumptions for the GMWB embedded derivatives and GMDB assumptions. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s estimate of the fair value discount rates for the GMWB embedded derivatives, which included assessing the methodology and assumptions utilized by the Company to develop the assumptions for fair value discount rates by developing independent discount rate curves and comparing them to those used by the Company. We involved actuarial professionals with specialized skills and industry knowledge, who assisted in:

•Evaluating the consistency of the Company’s methodology for determining the actuarially-derived assumptions for the GMWB embedded derivatives and the GMDB assumptions for compliance with generally accepted actuarial standards.
•Comparing the actuarially-derived assumptions for the GMWB embedded derivatives and the GMDB assumptions with the Company’s emerging experience or market trends and evaluating the reasonableness of assumptions where deviations from Company experience or market trends were identified.
•Testing the Company’s estimate of the GMWB embedded derivatives and the liability for the GMDBs by recalculating the estimated reserve for a selection of policies using management’s assumptions and comparing the results to the Company’s estimates.

Amortization of deferred acquisition costs

As discussed in Note 7 to the consolidated financial statements, for the year ended December 31, 2022, the Company reported amortization of deferred acquisition costs of $(1,734) million. A substantial portion of this amortization and the unamortized DAC balance as of December 31, 2022, relates to variable annuity contracts, including contracts with guaranteed benefit riders, which is amortized into income in proportion to estimated gross profits of the relevant contracts. Assumptions impacting estimated future gross profits used in the calculation of the amortization of the deferred acquisition costs include but are not limited to policyholder behavior assumptions, mortality rates, investment returns and projected hedging costs. The Company regularly evaluates and updates these assumptions, causing adjustments to the estimated gross profits, if actual experience or other evidence suggests that earlier assumptions should be revised.

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

The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals with specialized skills and industry knowledge, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s development and selection of assumptions used to estimate future gross profits. We involved actuarial professionals with specialized skills and industry knowledge, who assisted in:

•evaluating the consistency with prior periods of the Company’s methodology for estimating assumptions

•comparing the assumptions with the Company’s emerging experience or market trends and evaluating the reasonableness of the assumptions where deviations from Company experience or market trends were identified
•testing the application of the Company’s estimation of gross profits used in the amortization of deferred acquisition costs and confirming the use of the Company’s assumptions by recalculating the estimates of future gross profits for a selection of policies and comparing the results to the Company’s estimates

Disclosure of the expected transition date impact on total equity from the adoption of ASU 2018-12

As discussed in Note 2 to the consolidated financial statements, the Company disclosed the expected transition date impact of the adoption of ASU 2018-12: Financial Services - Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts (the standard). The Company will adopt the standard effective January 1, 2023, with a transition date of January 1, 2021, using the modified retrospective transition method, except for market risk benefits for which the Company will apply a full retrospective transition approach. At transition, the standard requires the Company to measure certain insurance benefits as market risk benefits at fair value. Additionally, at transition the liability for future policy benefits will be measured using a discount rate that is based on the current upper-medium grade fixed-income instrument yield. The Company estimates the impact from the adoption will result in a decrease of approximately $3 billion in the Company’s total equity at the transition date of January 1, 2021, a portion of which relates to market risk benefits.

We identified the assessment of the disclosure of the Company’s expected transition date impact on total equity related to the assumptions, specifically the discount rate and cash flow assumptions (mortality, benefit utilization, lapse, and fund performance) (collectively, the assumptions), used to estimate the fair value of market risk benefits as a critical audit matter. There was a high degree of auditor effort and subjective auditor judgment involved in the evaluation of the assumptions used to estimate the transition date fair value of market risk benefits assets and liabilities. Evaluation of the assumptions required valuation and actuarial professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate the transition date impact, including controls related to the development of the cash flow assumptions. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s estimate of the transition date discount rate, which included assessing the methodology and assumptions utilized by the Company to develop the discount rate assumption for market risk benefits by developing independent discount rate curves and comparing them to those used by the Company. We involved actuarial professionals with specialized skills and knowledge who assisted in evaluating the Company’s estimate of the transition date fair value for market risk benefits, which included:

•Evaluating the Company’s methodology for determining cash flow assumptions used to estimate the transition date fair value of market risk benefits for compliance with generally accepted actuarial standards.
•Comparing the cash flow assumptions with the Company’s emerging experience or market trends and evaluating the reasonableness of these assumptions where deviations from Company experience or market trends were identified.
•Assessing the reasonableness of the Company’s fair value estimate for a selection of policies with market risk benefits by recalculating the fair value and comparing to the Company’s estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1999.

Chicago, Illinois
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jackson Financial Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Jackson Financial Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated income statements, statements of comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective risk assessment of a process level control used to determine the nonperformance risk adjustment in developing the discount rate used to estimate the fair value of some of the guarantee features of variable annuity products has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2023

Jackson Financial Inc.
Consolidated Balance Sheets
(in millions, except per share data)

	December 31,
	2022	2021
Assets
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $23 and $9 at December 31, 2022 and 2021, respectively (amortized cost: 2022 $48,798; 2021 $49,378)	$42,489	$51,547
Debt Securities, at fair value under fair value option	2,173	1,711
Debt Securities, trading, at fair value	100	117
Equity securities, at fair value	393	279
Mortgage loans, net of allowance for credit losses of $95 and $94 at December 31, 2022 and 2021, respectively	10,967	11,482
Mortgage loans, at fair value under fair value option	582	—
Policy loans (including $3,419 and $3,467 at fair value under the fair value option at December 31, 2022 and 2021, respectively)	4,377	4,475
Freestanding derivative instruments	1,270	1,417
Other invested assets	3,595	3,199
Total investments	65,946	74,227
Cash and cash equivalents	4,298	2,623
Accrued investment income	514	503
Deferred acquisition costs	13,422	14,249
Reinsurance recoverable, net of allowance for credit losses of $15 and $12 at December 31, 2022 and 2021, respectively	29,641	33,126
Deferred income taxes, net	385	954
Other assets	946	928
Separate account assets	195,906	248,949
Total assets	$311,058	$375,559
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$14,273	$18,667
Other contract holder funds	58,195	58,726
Funds withheld payable under reinsurance treaties (including $3,582 and $3,639 at fair value under the fair value option at December 31, 2022 and 2021, respectively)	22,957	29,007
Long-term debt	2,635	2,649
Repurchase agreements and securities lending payable	1,048	1,589
Collateral payable for derivative instruments	689	913
Freestanding derivative instruments	2,065	41
Notes issued by consolidated variable interest entities, at fair value under fair value option (See Note 4)	1,732	1,404
Other liabilities	2,403	2,540
Separate account liabilities	195,906	248,949
Total liabilities	301,903	364,485
Commitments, Contingencies, and Guarantees (See Note 14)
Equity
Common stock, (i) at December 31, 2022, common stock (formerly known as the Class A Common Stock at December 31, 2021) 1,000,000,000 shares authorized, $0.01 par value per share and 82,690,098 shares issued and outstanding (ii) at December 31, 2021, Class A Common Stock 900,000,000 shares authorized, $0.01 par value per share and 88,046,833 shares issued and outstanding and Class B Common Stock 100,000,000 shares authorized, $0.01 par value per share and 638,861 shares issued and outstanding (See Note 22)	1	1
Additional paid-in capital	6,063	6,051
Treasury stock, at cost; 11,784,813 and 5,778,649 shares at December 31, 2022 and 2021, respectively	(443)	(211)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(650) in 2022 and $194 in 2021	(5,481)	1,744
Retained earnings	8,283	2,809
Total shareholders' equity	8,423	10,394
Noncontrolling interests	732	680
Total equity	9,155	11,074
Total liabilities and equity	$311,058	$375,559

See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Consolidated Income Statements
(in millions, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Revenues
Fee income	$7,722	$8,059	$6,928
Premiums	132	148	187
Net investment income	2,761	3,424	2,818
Net gains (losses) on derivatives and investments	3,851	(2,478)	(6,451)
Other income	85	94	64
Total revenues	14,551	9,247	3,546

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	2,290	970	1,362
Interest credited on other contract holder funds, net of deferrals and amortization	862	834	1,301
Interest expense	113	37	88
Operating costs and other expenses, net of deferrals	2,432	2,839	1,299
Cost of reinsurance	—	—	2,520
Amortization of deferred acquisition costs	1,743	520	(533)
Total benefits and expenses	7,440	5,200	6,037
Pretax income (loss)	7,111	4,047	(2,491)
Income tax expense (benefit)	1,371	602	(854)
Net income (loss)	5,740	3,445	(1,637)
Less: Net income (loss) attributable to noncontrolling interests	43	262	(3)
Net income (loss) attributable to Jackson Financial Inc.	$5,697	$3,183	$(1,634)

Earnings per share
Basic	$66.62	$33.86	$(24.14)
Diluted	$64.23	$33.69	$(24.14)

See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	For the Years Ended December 31,
	2022	2021	2020

Net income (loss)	$5,740	$3,445	$(1,637)

Other comprehensive income (loss), net of tax:
Change in unrealized appreciation (depreciation) on securities with no credit impairment net of tax expense (benefit) of: $(843), $(573), and $414 for the years ended December 31, 2022, 2021 and 2020, respectively	(7,223)	(2,080)	1,419
Change in unrealized appreciation (depreciation ) on securities with credit impairment, net of tax expense (benefit) of: $(1), $1, and $1 for the years ended December 31, 2022, 2021 and 2020, respectively	(2)	3	4
Total other comprehensive income (loss)	(7,225)	(2,077)	1,423
Comprehensive income (loss)	(1,485)	1,368	(214)
Less: Comprehensive income (loss) attributable to noncontrolling interests	43	262	(3)
Comprehensive income (loss) attributable to Jackson Financial Inc.	$(1,528)	$1,106	$(211)

See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Consolidated Statements of Equity
(in millions)

						Accumulated
		Additional	Treasury	Shares	Equity	Other		Total	Non-
	Common	Paid-In	Stock	Held	Compensation	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Capital	at Cost	In Trust	Reserve	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2019	$1	$3,077	$—	$(4)	$—	$2,398	$1,366	$6,838	$484	$7,322

Net income (loss)	—	—	—	—	—	—	(1,634)	(1,634)	(3)	(1,637)
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	1,423	—	1,423	—	1,423
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	13	13
Common stock issuance - debt restructure	—	2,350	—	—	—	—	—	2,350	—	2,350
Common stock issuance - Athene	—	500	—	—	—	—	—	500	—	500
Change in accounting principle, net of tax	—	—	—	—	—	—	(56)	(56)	—	(56)
Shares acquired at cost	—	—	—	(18)	—	—	—	(18)	—	(18)
Shares distributed at cost	—	—	—	18	—	—	—	18	—	18
Reserve for equity compensation plans	—	—	—	—	8	—	—	8	—	8
Balances as of December 31, 2020	$1	$5,927	$—	$(4)	$8	$3,821	$(324)	$9,429	$494	$9,923

Net income (loss)	—	—	—	—	—	—	3,183	3,183	262	3,445
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	(2,077)	—	(2,077)	—	(2,077)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	(76)	(76)
Dividends on common stock	—	—	—	—	—	—	(50)	(50)	—	(50)
Purchase of treasury stock	—	—	(211)	—	—	—	—	(211)	—	(211)
Shares sold in connection with demerger	—	1	—	4	—	—	—	5	—	5
Share based compensation	—	123	—	—	—	—	—	123	—	123
Reserve for equity compensation plans	—	—	—	—	(8)	—	—	(8)	—	(8)
Balances as of December 31, 2021	$1	$6,051	$(211)	$—	$—	$1,744	$2,809	$10,394	$680	$11,074

Net income (loss)	—	—	—	—	—	—	5,697	5,697	43	5,740
Change in unrealized investment gains and losses, net of tax	—	—	—	—	—	(7,225)	—	(7,225)	—	(7,225)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	9	9
Dividends on common stock	—	—	—	—	—	—	(199)	(199)	—	(199)
Purchase of treasury stock	—	—	(321)	—	—	—	—	(321)	—	(321)
Share based compensation	—	12	89	—	—	—	(24)	77	—	77
Balances as of December 31, 2022	$1	$6,063	$(443)	$—	$—	$(5,481)	$8,283	$8,423	$732	$9,155

See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,740	$3,445	$(1,637)

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	359	(182)	(377)
Net losses (gains) on derivatives	(2,024)	2,639	7,268
Net losses (gains) on funds withheld reinsurance treaties	(2,186)	21	(440)
Interest credited on other contract holder funds, gross	862	834	1,304
Mortality, expense and surrender charges	(530)	(553)	(593)
Amortization of discount and premium on investments	11	49	55
Deferred income tax expense (benefit)	1,413	675	(776)
Share-based compensation expense	131	129	56
Cash received (paid to) from reinsurance transaction	—	—	(32)
Change in:
Accrued investment income	(11)	55	36
Deferred acquisition costs	1,119	(270)	(1,503)
Funds withheld, net of reinsurance	(402)	(757)	792
Other assets and liabilities, net	724	(403)	(441)
Net cash provided by (used in) operating activities	5,206	5,682	3,712

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	11,535	19,568	30,094
Equity securities	84	50	45
Mortgage loans	1,695	1,747	1,201
Purchases of:
Debt securities	(11,606)	(14,733)	(28,400)
Equity securities	(249)	(111)	(97)
Mortgage loans	(1,816)	(2,427)	(2,189)
Settlements related to derivatives and collateral on investments	(674)	(4,836)	(5,321)
Other investing activities	(343)	(554)	334
Net cash provided by (used in) investing activities	(1,374)	(1,296)	(4,333)

(continued)

See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Consolidated Statements of Cash Flows (continued)
(in millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Policyholders' account balances:
Deposits	18,456	20,134	19,607
Withdrawals	(25,173)	(28,712)	(23,083)
Net transfers to separate accounts	5,685	2,664	2,561
Proceeds from (payments on) repurchase agreements and securities lending	(541)	476	1,100
Net proceeds from (payments on) Federal Home Loan Bank notes	—	(380)	80
Net proceeds from (payments on) debt	(825)	735	(60)
Net proceeds from issuance of senior notes	750	1,593	—
Debt issuance costs	(7)	(28)	—
Disposition of shares held in trust at cost, net	—	5	—
Dividends on common stock	(186)	(50)	—
Purchase of treasury stock	(321)	(211)	—
Common stock issuance - Athene	—	—	500
Net cash provided by (used in) financing activities	(2,162)	(3,774)	705

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,670	612	84

Cash, cash equivalents, and restricted cash at beginning of period	2,631	2,019	1,935
Total cash, cash equivalents, and restricted cash at end of period	$4,301	$2,631	$2,019

Supplemental cash flow information
Income taxes paid (received)	$(5)	$(403)	$4
Interest paid	$107	$30	$81

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$506	$370	$418
Other invested assets acquired from stock splits and stock distributions	$112	$99	$4
Non-cash financing activities
Non-cash dividend equivalents on stock based awards	$(13)	$—	$—
Non-cash debt restructuring transactions	$—	$—	$(2,350)
Shares issued in settlement of the debt restructuring	$—	$—	$2,350

Reconciliation to Consolidated Balance Sheets
Cash and cash equivalents	$4,298	$2,623	$2,019
Restricted cash (included in Other assets)	3	8	—
Total cash, cash equivalents, and restricted cash	$4,301	$2,631	$2,019

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

Jackson Financial’s primary life insurance subsidiary, Jackson National Life Insurance Company and its insurance subsidiaries (collectively, “Jackson”), is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index and variable annuities), and individual life insurance products, including variable universal life, in all 50 states and the District of Columbia. Jackson also participates in the institutional products market through the issuance of guaranteed investment contracts (“GICs”), funding agreements and medium- term note funding agreements. Jackson Financial’s primary operating subsidiaries , in addition to Jackson, are as follows:

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

Other wholly-owned subsidiaries of Jackson are as follows:

•Life insurers: Jackson National Life Insurance Company of New York ("Jackson NY" or “JNY”); Squire Reassurance Company LLC (“Squire Re”); Squire Reassurance Company II, Inc. (“Squire Re II”); and VFL International Life Company SPC, LTD;
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

The Company's Consolidated Financial Statements also include other insignificant partnerships, limited liability companies (“LLCs”) and other variable interest entities (“VIEs”) in which the Company is deemed the primary beneficiary.

Other

On August 6, 2021, the Company's Class A Common Stock was registered on a Form 10 registration statement filed with the U.S. Securities and Exchange Commission (the "SEC") and became effective under the Securities Exchange Act of 1934, as amended. We refer to that effective Form 10 registration as the "Form 10." The Demerger transaction described in the Form 10 was consummated on September 13, 2021. As of December 31, 2022, Prudential retained a 9.2% remaining interest in the Company, after the Company repurchased 2,242,516 shares of the Company’s Class A Common Stock subsequent to the Demerger, as further discussed in Note 22.

Part II | Item 8. Notes to Consolidated Financial Statements | 1. Business and Basis of Presentation
On September 9, 2021, the Company effected a 104,960.3836276-for-1 stock split of its Class A Common Stock and Class B Common Stock by way of a reclassification of its Class A Common Stock and Class B Common Stock (the “stock split”). The incremental par value of the newly issued shares was recorded with the offset to additional paid-in capital. All share and earnings per share information presented herein have been retroactively adjusted to reflect the stock split. On June 9, 2022, the Company’s shareholders approved the Third Amended and Restated Certificate of Incorporation, which eliminated the Class B Common Stock. As a result, the Class A Common Stock became simply, common stock.

On June 18, 2020, the Company’s subsidiary, Jackson, announced that it had entered into a funds withheld coinsurance agreement with Athene Life Re Ltd. (“Athene”) effective June 1, 2020 to reinsure on 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission (the "Athene Reinsurance Agreement").

In addition, we entered into an investment agreement with Athene, pursuant to which Athene invested $500 million of capital in return for a 9.9% voting interest corresponding to a 11.1% economic interest in the Company. That investment was completed on July 17, 2020. In August 2020, the Company made a $500 million capital contribution to its subsidiary, Jackson. As of December 31, 2022, Athene retained a 1.9% voting interest and 1.9% economic interest.

We continue to monitor developments related to the COVID-19 pandemic. The COVID-19 pandemic caused significant economic and financial turmoil in the U.S. and around the world. There has been a steady resumption of activity during 2022; however, at this time it is not possible to estimate the long-term effectiveness of any therapeutic treatments and vaccines for COVID-19, or their efficacy with respect to current or future variants or mutations of COVID-19, or the longer-term effects that the COVID-19 pandemic could have on our business. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted. The Company implemented business continuity plans that already were in place to ensure the availability of services for our customers, work at home capabilities for our associates, where appropriate, and other ongoing risk management activities. The Company had associates, as needed or voluntarily, in our offices during this time, as permitted by local and state restrictions. The Company rolled out a broader “return to office plan” for all associates, and since September 2022, required some associates to return to the office five days a week. Associates below director level remain on an “office-centric” hybrid schedule between in-office and remote working arrangements.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany accounts and transactions have been eliminated upon consolidation. Certain amounts in the 2021 Notes to Consolidated Financial Statements have been reclassified to conform to the 2022 presentation.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 1. Business and Basis of Presentation
•Assumptions and estimates associated with the Company’s tax positions, including an estimate of the dividends received deduction, which impact the amount of recognized tax benefits recorded by the Company; and
•Assumptions used in calculating the value of guaranteed benefits.

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

Revision of Prior Period Financial Statements

At September 30, 2022, the Company identified errors related to the classification of certain balances and amounts in the line items of the Consolidated Balance Sheets and Consolidated Income Statements. These errors resulted in the revision of balances and amounts related to deferred sales inducement assets, liabilities for certain life-contingent annuities, sub-advisor fee expenses, and other operating expense items that impacted previously issued Consolidated Financial Statements. The impact of these errors to the current and the prior periods' Consolidated Financial Statements were not considered to be material and had no impact on shareholders' equity or net income. However, to improve the consistency and comparability of the financial statements, management revised the financial statements and related disclosures in this Form 10-K. See Note 24 to the Notes to Consolidated Financial Statements for details of the revisions.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

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

Changes in Accounting Principles – Adopted in Current Year

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new guidance provides optional expedients for applying GAAP to contracts and other transactions affected by reference rate reform and is effective for contract modifications made between March 12, 2020 and December 31, 2022. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform. The practical expedient allowed by this standard was elected and is being applied prospectively by the Company as reference rate reform unfolds. The contracts modified to date met the criteria for the practical expedient and therefore had no material impact on the Company’s Consolidated Financial Statements. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments are effective for all entities as of December 21, 2022. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and other transactions through December 31, 2024.

Changes in Accounting Principles – Issued but Not Yet Adopted

In August 2018, the FASB issued ASU 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts,” which includes changes to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. ASU 2018-12 is effective for fiscal years beginning after December 15, 2022.

The amendments in ASU 2018-12 contain four significant changes:
1.Market risk benefits: market risk benefits, a new term for certain contracts or features that provide for potential benefits in addition to the account balance which expose the Company to other than nominal market risk (for example, certain guaranteed benefits on annuity contracts, including guaranteed minimum withdrawal benefits and guaranteed minimum death benefits on variable annuities), will be measured at fair value. Changes in fair value will be recorded and presented separately within the income statement, with the exception of changes in fair value due to instrument-specific credit risk, which will be recognized in other comprehensive income (loss) (“OCI”). See Note 10 to Consolidated Financial Statements for more information regarding guaranteed benefits;

Part II | Item 8. Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies
2.    Deferred acquisition costs: deferred acquisition costs (“DAC”) will be amortized on a constant-level basis, independent of profitability on the underlying business;

3.    Liability for future policy benefits: annual review and, if necessary, update of cash flow assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment insurance contracts will be required. These liabilities will be discounted using an upper-medium grade fixed income instrument yield which will be updated quarterly, with related changes in the liability recognized in OCI; and

4.    Enhanced disclosures: enhanced disclosures, including disaggregated roll-forwards of certain balance sheet accounts that provide information about actual and expected cash flows, as well as information about significant inputs, judgments, assumptions and methods used in measurement, will be required. The enhanced disclosures are intended to improve the ability of users of the financial statements to evaluate the timing, amount, and uncertainty of cash flows arising from long-duration contracts.

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

Given the nature and extent of the required changes, the adoption of this standard will have a significant impact on the Company’s Consolidated Financial Statements and disclosures. Based upon the elected transition methods, the Company expects the adoption of the standard to result in a decrease of approximately $3 billion in the Company’s total equity at the transition date of January 1, 2021. This impact is based on the economic conditions experienced at the transition date.

The most significant drivers of the transition adjustment are:
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

In December 2022, the FASB issued ASU 2022-05, “Financial Services – Insurance: Transition for Sold Contracts”, which amends the guidance in ASU 2018-12 to allow an insurance entity to make an accounting policy election, on a transaction-by-transaction basis, to exclude contracts that meet certain criteria from applying the amendments in ASU 2018-12. ASU 2022-05 is effective consistent with the effective date of ASU 2018-12. The Company will adopt the standard effective January 1, 2023. The Company does not plan to make the accounting policy election and does not anticipate an impact to the Consolidated Financial Statements upon adoption.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The new guidance eliminates the accounting guidance for troubled debt restructurings by creditors, and instead requires an entity to evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. New guidance for vintage disclosures requires that current-period gross write-offs be disclosed by year of origination for financing receivables and net investments in leases that fall within scope of the current expected credit loss model. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Updates should be applied prospectively. However, an entity has the option to apply the modified retrospective method related to the recognition and measurements of troubled debt restructurings. The Company will adopt the standard effective January 1, 2023, and does not anticipate a material impact to the Consolidated Financial Statements upon adoption.

Part II | Item 8. Notes to Consolidated Financial Statements | 3. Segment Information

3.    Segment Information

The Company has three reportable segments consisting of Retail Annuities, Institutional Products, and Closed Life and Annuity Block; plus, its Corporate and Other segment. These segments reflect how the Company’s chief operating decision maker views and manages the business. The following is a brief description of the Company’s reportable segments.

Retail Annuities

The Company’s Retail Annuities segment offers a variety of retirement income and savings products through its diverse suite of products, consisting primarily of variable annuities, fixed index annuities, fixed annuities, payout annuities, and registered index-linked annuities ("RILA"). These products are distributed through various wirehouses, insurance brokers and independent broker-dealers, as well as through banks and financial institutions, primarily to high net worth investors and the mass and affluent markets.

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

The financial results of the variable annuity business within the Company’s Retail Annuities segment are largely dependent on the performance of the contract holder account value, which impacts both the level of fees collected and the benefits paid to the contract holder. The financial results of the Company’s fixed annuities, including the fixed option on variable annuities, RILA and fixed index annuities, are largely dependent on the Company’s ability to earn a spread between earned investment rates on general account assets and the interest credited to contract holders.

Institutional Products

The Company’s Institutional Products consist of traditional Guaranteed Investment Contracts ("GICs"), funding agreements (including agreements issued in conjunction with the Company’s participation in the U.S. Federal Home Loan Bank ("FHLB") program) and medium-term note funding agreements. The Company’s GIC products are marketed to defined contribution pension and profit-sharing retirement plans. Funding agreements are marketed to institutional investors, including corporate cash accounts and securities lending funds, as well as money market funds, and are issued to the FHLB in connection with its program.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 3. Segment Information
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

Part II | Item 8. Notes to Consolidated Financial Statements | 3. Segment Information
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

•Assumption changes: the impact on the valuation of Net Derivative and Reserve Movements, including amortization of DAC, arising from changes in underlying actuarial assumptions generally made on an annual basis;

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

Part II | Item 8. Notes to Consolidated Financial Statements | 3. Segment Information
Set forth in the tables below is certain information with respect to the Company’s segments, as described above (in millions):

For the Year Ended December 31, 2022	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$4,108	$474	$—	$52	$4,634
Premiums	10	134	—	—	144
Net investment income	403	706	312	65	1,486
Income on operating derivatives	17	31	(22)	14	40
Other income	42	35	—	8	85
Total Operating Revenues	4,580	1,380	290	139	6,389

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	59	838	—	—	897
Interest credited on other contract holder funds, net of deferrals and amortization	254	407	201	—	862
Interest expense	32	—	5	76	113
Operating costs and other expenses, net of deferrals	2,174	130	5	123	2,432
Amortization of deferred acquisition costs	435	6	—	12	453
Total Operating Benefits and Expenses	2,954	1,381	211	211	4,757

Pretax Adjusted Operating Earnings	$1,626	$(1)	$79	$(72)	$1,632

For the Year Ended December 31, 2021	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$4,636	$492	$—	$65	$5,193
Premiums	15	145	—	—	160
Net investment income	692	950	260	55	1,957
Income on operating derivatives	52	72	(3)	32	153
Other income	47	39	—	8	94
Total Operating Revenues	5,442	1,698	257	160	7,557

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	13	860	—	—	873
Interest credited on other contract holder funds, net of deferrals and amortization	226	420	188	—	834
Interest expense	22	—	—	15	37
Operating costs and other expenses, net of deferrals	2,456	180	5	146	2,787
Amortization of deferred acquisition costs	197	14	—	34	245
Total Operating Benefits and Expenses	2,914	1,474	193	195	4,776

Pretax Adjusted Operating Earnings	$2,528	$224	$64	$(35)	$2,781

Part II | Item 8. Notes to Consolidated Financial Statements | 3. Segment Information

For the Year Ended December 31, 2020	Retail Annuities	Closed Life and Annuity Blocks	Institutional Products	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$3,806	$513	$—	$88	$4,407
Premiums	27	172	—	—	199
Net investment income	956	778	355	(35)	2,054
Income on operating derivatives	48	58	—	21	127
Other income	30	25	1	8	64
Total Operating Revenues	4,867	1,546	356	82	6,851

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	142	906	—	—	1,048
Interest credited on other contract holder funds, net of deferrals and amortization	477	436	250	—	1,163
Interest expense	27	—	16	45	88
Operating costs and other expenses, net of deferrals	2,158	187	5	134	2,484
Amortization of deferred acquisition costs	57	17	—	20	94
Total Operating Benefits and Expenses	2,861	1,546	271	199	4,877

Pretax Adjusted Operating Earnings	$2,006	$—	$85	$(117)	$1,974

Intersegment eliminations in the above tables are included in the Corporate and Other segment. This includes the elimination of investment income, net of deferred acquisition costs amortization, between Retail Annuities and the Corporate and Other segments. This also includes the elimination from fee income, investment income, and operating costs and other expenses, of investment fees paid by Jackson Financial subsidiaries to its affiliate PPM, which was $74 million, $69 million, and $78 million for the years ended December 31, 2022, 2021 and 2020.

Part II | Item 8. Notes to Consolidated Financial Statements | 3. Segment Information
The following table summarizes the reconciling items from the non-GAAP measure of operating revenues to the GAAP measure of total revenues attributable to the Company (in millions):

	Years Ended December 31,
	2022	2021	2020
Total operating revenues	6,389	7,557	$6,851
Fees attributed to variable annuity benefit reserves	3,077	2,854	2,509
Net gains (losses) on derivatives and investments	3,810	(2,631)	(6,578)
Net investment income (loss) related to noncontrolling interests	43	262	(3)
Consolidated investments	(22)	17	(25)
Net investment income on funds withheld assets	1,254	1,188	792
Total revenues (1)	$14,551	$9,247	$3,546
(1) Substantially all the Company's revenues originated in the U.S. There were no individual customers that exceeded 10% of total revenues.

The following table summarizes the reconciling items from the non-GAAP measure of operating benefits and expenses to the GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Years Ended December 31,
	2022	2021	2020
Total operating benefits and expenses	4,757	4,776	$4,877
Benefits attributed to variable annuity benefit reserves	238	119	150
Amortization of DAC and DSI related to non-operating revenues and expenses	1,288	275	(1,252)
SOP 03-1 reserve movements	1,155	(22)	164
Athene reinsurance transaction	—	—	2,082
Other items	2	52	16
Total benefits and expenses	$7,440	$5,200	$6,037

The following table summarizes the reconciling items, net of deferred acquisition costs and deferred sales inducements, from the non-GAAP measure of pretax adjusted operating earnings to the GAAP measure of net income attributable to the Company (in millions):

	Years Ended December 31,
	2022	2021	2020
Pretax adjusted operating earnings	$1,632	$2,781	$1,974
Non-operating adjustments (income) loss:
Fees attributable to guarantee benefit reserves	3,077	2,854	2,509
Net movement in freestanding derivatives	(2,744)	(5,674)	(4,662)
Net reserve and embedded derivative movements	2,891	2,753	(3,184)
DAC and DSI impact	(1,214)	(266)	1,261
Assumption changes	367	24	128
Net realized investment gains (losses) including change in fair value of funds withheld embedded derivative	1,827	161	817
Loss on funds withheld reinsurance transaction	—	—	(2,082)
Net investment income on funds withheld assets	1,254	1,188	792
Other items	(22)	(36)	(41)
Pretax income (loss) attributable to Jackson Financial Inc.	7,068	3,785	(2,488)
Income tax expense (benefit)	1,371	602	(854)
Net income (loss) attributable to Jackson Financial Inc.	$5,697	$3,183	$(1,634)

Part II | Item 8. Notes to Consolidated Financial Statements | 3. Segment Information
The following table summarizes total assets by segment (in millions):

	December 31,
	2022	2021
Retail Annuities	$265,557	$327,194
Closed Life and Annuity Blocks	29,611	32,616
Institutional Products	10,175	10,713
Corporate and Other	5,715	5,036
Total Assets	$311,058	$375,559

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

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
The following table sets forth the composition of the fair value of debt securities at December 31, 2022 and 2021, classified by rating categories as assigned by nationally recognized statistical rating organizations (“NRSRO”), the National Association of Insurance Commissioners (“NAIC”), or if not rated by such organizations, the Company’s consolidated investment advisor, PPM. The Company uses the second lowest rating by an NRSRO when NRSRO ratings are not equivalent and, for purposes of the table, if not otherwise rated by an NRSRO, the NAIC rating of a security is converted to an equivalent NRSRO-style rating. At December 31, 2022 and 2021, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $32 million and $13 million, respectively.

	Percent of Total Debt Securities Carrying Value
	December 31,
Investment Rating	2022	2021
AAA	17.9%	14.5%
AA	8.2%	9.6%
A	29.9%	28.5%
BBB	36.4%	40.9%
Investment grade	92.4%	93.5%
BB	3.9%	3.6%
B and below	3.7%	2.9%
Below investment grade	7.6%	6.5%
Total debt securities	100.0%	100.0%

At December 31, 2022, based on ratings by NRSROs, of the total carrying value of debt securities in an unrealized loss position, 78% were investment grade, 2% were below investment grade and 20% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 21% of the aggregate gross unrealized losses on available-for-sale debt securities.

At December 31, 2021, based on ratings by NRSROs, of the total carrying value of debt securities in an unrealized loss position, 76% were investment grade, 2% were below investment grade and 22% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 16% of the aggregate gross unrealized losses on available for sale debt securities.

Corporate securities in an unrealized loss position were diversified across industries. As of December 31, 2022, the industries accounting for the largest percentage of unrealized losses included utility (16% of corporate gross unrealized losses) and healthcare (10%). The largest unrealized loss related to a single corporate obligor was $57 million at December 31, 2022.

As of December 31, 2021, the industries accounting for the largest percentage of unrealized losses included financial services (16% of corporate gross unrealized losses) and consumer goods (15%). The largest unrealized loss related to a single corporate obligor was $16 million at December 31, 2021.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
At December 31, 2022 and 2021, the amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2022	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$6,192	$—	$1	$1,008	$5,185
Other government securities	1,719	2	1	251	1,467
Public utilities	5,893	—	27	695	5,225
Corporate securities	28,803	15	59	3,701	25,146
Residential mortgage-backed	510	6	19	59	464
Commercial mortgage-backed	1,821	—	—	183	1,638
Other asset-backed securities	6,133	—	8	504	5,637
Total debt securities	$51,071	$23	$115	$6,401	$44,762

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2021	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,525	$—	$97	$301	$4,321
Other government securities	1,489	—	147	17	1,619
Public utilities	6,069	—	671	25	6,715
Corporate securities	29,701	—	1,682	237	31,146
Residential mortgage-backed	528	2	46	3	569
Commercial mortgage-backed	1,968	—	76	6	2,038
Other asset-backed securities	6,926	7	71	23	6,967
Total debt securities	$51,206	$9	$2,790	$612	$53,375

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at December 31, 2022, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$2,472	$—	$—	$7	$2,465
Due after 1 year through 5 years	9,761	3	15	435	9,338
Due after 5 years through 10 years	13,477	11	26	1,541	11,951
Due after 10 years through 20 years	9,165	3	46	1,658	7,550
Due after 20 years	7,732	—	1	2,014	5,719
Residential mortgage-backed	510	6	19	59	464
Commercial mortgage-backed	1,821	—	—	183	1,638
Other asset-backed securities	6,133	—	8	504	5,637
Total	$51,071	$23	$115	$6,401	$44,762
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

As required by law in various states in which business is conducted, securities with a carrying value of $90 million and $117 million at December 31, 2022 and 2021, respectively, were on deposit with regulatory authorities.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2022	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$206	$4	$2	$30	$174
Alt-A	84	2	7	10	79
Subprime	27	—	10	1	36
Total non-agency RMBS	$317	$6	$19	$41	$289

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2021	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$228	$1	$10	$2	$235
Alt-A	94	1	21	—	114
Subprime	39	—	13	—	52
Total non-agency RMBS	$361	$2	$44	$2	$401

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

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
The following tables summarize the amount of gross unrealized losses, fair value and the number of securities aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	December 31, 2022			December 31, 2021
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$339	$2,815	40	$2	$107	16
Other government securities	174	1,258	143	17	252	23
Public utilities	508	4,279	490	17	721	93
Corporate securities	2,087	17,068	2,323	180	6,343	728
Residential mortgage-backed	43	279	196	3	174	109
Commercial mortgage-backed	138	1,421	177	5	314	37
Other asset-backed securities	282	3,485	417	22	3,224	338
Total temporarily impaired securities	$3,571	$30,605	3,786	$246	$11,135	1,344

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$669	$1,386	6	$299	$3,190	7
Other government securities	77	177	23	—	4	2
Public utilities	187	520	87	7	99	8
Corporate securities	1,614	4,601	644	58	661	69
Residential mortgage-backed	16	81	94	—	11	12
Commercial mortgage-backed	45	192	31	1	30	3
Other asset-backed securities	222	1,551	171	1	11	3
Total temporarily impaired securities	$2,830	$8,508	1,056	$366	$4,006	104

	Total			Total
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities (1)	Losses		securities (1)
U.S. government securities	$1,008	$4,201	42	$301	$3,297	21
Other government securities	251	1,435	162	17	256	25
Public utilities	695	4,799	562	24	820	98
Corporate securities	3,701	21,669	2,806	238	7,004	776
Residential mortgage-backed	59	360	290	3	185	121
Commercial mortgage-backed	183	1,613	206	6	344	39
Other asset-backed securities	504	5,036	577	23	3,235	341
Total temporarily impaired securities	$6,401	$39,113	4,645	$612	$15,141	1,421
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
Debt securities in an unrealized loss position as of December 31, 2022 did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.

As of December 31, 2022, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. The Company performed a detailed analysis of the financial performance of the underlying issues in an unrealized loss position and determined that recovery of the entire amortized cost of each impaired security is expected. In addition, mortgage-backed and asset-backed securities were assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities, and prepayment rates. The Company estimated losses for a security by forecasting performance in the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. The forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, and other independent market data. Based upon this assessment of the expected credit losses of the security given the performance of the underlying collateral compared to subordination or other credit enhancement, the Company expects to recover the entire amortized cost of each impaired security.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest of nil was written off during the years ended December 31, 2022 and 2021.

The roll forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

December 31, 2022	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2022	$—	$—	$—	$—	$2	$—	$7	$9
Additions for which credit loss was not previously recorded	—	6	1	43	4	—	—	54
Changes for securities with previously recorded credit loss	—	—	(1)	(10)	—	—	(7)	(18)
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	(4)	—	(1)	—	—	—	(5)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	(17)	—	—	—	(17)
Balance at December 31, 2022 (2)	$—	$2	$—	$15	$6	$—	$—	$23

December 31, 2021	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2021	$—	$—	$—	$—	$—	$—	$14	$14
Additions for which credit loss was not previously recorded	—	—	—	—	2	—	—	2
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	9	9
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	(16)	(16)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at December 31, 2021 (2)	$—	$—	$—	$—	$2	$—	$7	$9

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $407 million and $381 million as of December 31, 2022 and 2021, respectively, and was excluded from the determination of credit losses for the years ended December 31, 2022 and 2021.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments

Net Investment Income

The sources of net investment income were as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Debt securities (1)	$1,076	$1,154	$1,617
Equity securities	(16)	8	(14)
Mortgage loans	285	319	365
Policy loans	69	73	79
Limited partnerships	144	795	105
Other investment income	49	13	12
Total investment income excluding funds withheld assets	1,607	2,362	2,164

Net investment income on funds withheld assets (see Note 8)	1,254	1,188	792

Investment expenses	(100)	(126)	(138)
Net investment income	$2,761	$3,424	$2,818
(1) Includes changes in fair value gains (losses) on trading securities and includes $(149) million, $26 million and $(25) million for the years ended December 31, 2022, 2021 and 2020, respectively, related to the change in fair value for securities carried under the fair value option.

Investment income is not accrued on securities in default and otherwise where the collection is uncertain. In these cases, receipts of interest on such securities are used to reduce the cost basis of the securities.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $(52) million, $26 million and $(51) million, for the years ended December 31, 2022, 2021 and 2020, respectively.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
Net Gains (Losses) on Derivatives and Investments

Realized gains and losses on sales of investments are recognized in income at the date of sale and are determined using the specific cost identification method.

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Years Ended December 31,
	2022	2021	2020
Available-for-sale securities
Realized gains on sale	$41	$169	$778
Realized losses on sale	(429)	(88)	(196)
Credit loss income (expense)	(5)	(10)	(14)
Gross impairments	—	—	(27)
Credit loss income (expense) on mortgage loans	(16)	62	(61)
Other (1)	50	49	(103)
Net gains (losses) excluding derivatives and funds withheld assets	(359)	182	377
Net gains (losses) on derivative instruments (see Note 5)	2,024	(2,639)	(7,268)
Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	2,186	(21)	440
Total net gains (losses) on derivatives and investments	$3,851	$(2,478)	$(6,451)

(1) Includes the foreign currency gain or loss related to foreign denominated trust instruments supporting funding agreements.
Net gains (losses) on funds withheld reinsurance treaties represents income (loss) from the sale of investments held in segregated funds withheld accounts in support of reinsurance agreements for which Jackson retains legal ownership of the underlying investments. These gains (losses) are increased or decreased by changes in the embedded derivative liability related to the Athene Reinsurance Agreement. The gains (losses) also include (i) changes in the related funds withheld payable, as all economic performance of the investments held in the segregated funds withheld accounts inure to the benefit of the reinsurers under the respective reinsurance agreements with each reinsurer, and (ii) amortization of the difference between book value and fair value of the investments as of the effective date of the reinsurance agreements with each reinsurer.

The aggregate fair value of securities sold at a loss for the years ended December 31, 2022, 2021 and 2020 was $5,376 million, $2,604 million and $7,612 million, which was approximately 93%, 95% and 97% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $7,980 million, $9,600 million and $25,533 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
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

The Company funds affiliated limited liability companies to facilitate the issuance of collateralized loan obligations. The Company concluded that these limited liability companies are VIEs and that the Company is the primary beneficiary as it has the power to direct the most significant activities affecting the performance of the entity as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. In April 2022, the Company reinvested in collateralized loan obligation issuances resulting in an increase of consolidated assets and liabilities. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments. In December 2022, a consolidated VIE issued $276 million par, net of the Company’s holding, of collateralized loan obligation. The Company’s policy is to record the consolidation of VIEs on a one-month lag due to the timing of when information is available from the VIE. Therefore, the VIE's issuance of this CLO is not reflected in the Company’s Consolidated Balance Sheet as of December 31, 2022, but would not materially impact the financial position of the Company as a result of the offsetting changes to assets and liabilities.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
Asset and liability information for the consolidated VIEs included on the Consolidated Balance Sheets are as follows (in millions):

	December 31, 2022	December 31, 2021
Assets
Debt securities, at fair value under fair value option	$2,014	$1,546
Debt securities, trading	100	117
Equity securities	127	129
Other invested assets	1,507	1,309
Cash and cash equivalents	75	120
Other assets	19	45
Total assets	$3,842	$3,266

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$1,732	$1,404
Other liabilities	343	307
Total other liabilities	2,075	1,711
Securities lending payable	4	4
Total liabilities	$2,079	$1,715

Equity
Noncontrolling interests	$732	$680
Unconsolidated VIEs

The Company invests in certain LPs and LLCs that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs as it does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. In addition, the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities. Therefore, the Company does not consolidate these VIEs and the carrying amounts of the Company’s investments in these LPs and LLCs are recognized in other invested assets on the Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 14. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to the LPs/LLCs, which was $3,285 million and $3,860 million as of December 31, 2022 and 2021, respectively. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

The Company invests in certain mutual funds that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs. Mutual funds for which the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities are recognized in equity securities on the Consolidated Balance Sheets and were $28 million and $33 million as of December 31, 2022 and 2021, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

The Company makes investments in structured debt securities issued by VIEs for which it is not the manager. These structured debt securities include RMBS, Commercial Mortgage-Backed Securities ("CMBS"), and asset-backed securities ("ABS"). The Company does not consolidate the securitization trusts utilized in these transactions because it does not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. The Company does not consider its continuing involvement with these VIEs to be significant because it either invests in securities issued by the VIE and was not involved in the design of the VIE or no transfers have occurred between the Company and the VIE. The Company’s maximum exposure to loss on these structured debt securities is limited to the amortized cost of these investments. The Company does not have any further contractual obligations to the VIE. The Company recognizes the variable interest in these VIEs at fair value on the Consolidated Balance Sheets.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
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

Commercial mortgage loans of $10.2 billion and $10.5 billion at December 31, 2022 and 2021, respectively, are reported net of an allowance for credit losses of $91 million and $85 million at each date, respectively. At December 31, 2022, commercial mortgage loans were collateralized by properties located in 38 states, the District of Columbia, and Europe. Accrued interest receivable on commercial mortgage loans was $39 million and $32 million at December 31, 2022 and 2021, respectively.

Residential mortgage loans of $1,308 million and $939 million at December 31, 2022 and 2021, respectively, are reported net of an allowance for credit losses of $4 million and $9 million at each date, respectively. Loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe. Accrued interest receivable on residential mortgage loans was $9 million and $13 million at December 31, 2022 and 2021, respectively.

Mortgage Loan Concessions

In response to the adverse economic impact of the COVID-19 pandemic, the Company granted concessions to certain of its commercial mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act of 2021, and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) not to account for or report qualifying concessions as troubled debt restructurings and does not classify such loans as past due during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. For some commercial mortgage loan borrowers (principally in the hotel and retail sectors), the Company granted concessions which were primarily interest and/or principal payment deferrals generally ranging from 6 to 14 months and, to a much lesser extent, maturity date extensions. Repayment periods are generally within one year but may extend until maturity date. Deferred commercial mortgage loan interest and principal payments were $10 million at December 31, 2022. The concessions granted had no impact on the Company’s results of operations or financial position as the Company has not granted concessions that would have been disclosed and accounted for as troubled debt restructurings.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
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

The following table provides a summary of the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

December 31, 2022	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2022	$19	$9	$28	$17	$12	$9	$94
Charge offs, net of recoveries	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—
Provision (release)	(1)	11	(13)	5	4	(5)	1
Balance at December 31, 2022 (1)	$18	$20	$15	$22	$16	$4	$95

December 31, 2021	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2021	$58	$34	$25	$24	$24	$14	$179
Charge offs, net of recoveries	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—
Provision (release)	(39)	(25)	3	(7)	(12)	(5)	(85)
Balance at December 31, 2021 (1)	$19	$9	$28	$17	$12	$9	$94

(1) Accrued interest receivable totaled $48 million and $44 million as of December 31, 2022 and 2021, respectively, and was excluded from the determination of credit losses.
Accrued interest receivables are presented separate from the amortized cost of mortgage loans. An ACL is not estimated on an accrued interest receivable, rather receivable balances that are deemed uncollectible are written off with a corresponding reduction to net investment income.

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

At December 31, 2022, there was $15 million of recorded investment, $16 million of unpaid principal balance, no related loan allowance, $18 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans. At December 31, 2021, there was $6 million of recorded investment, $7 million of unpaid principal balance, no related loan allowance, $2 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
The following tables provide information about the credit quality and vintage year of mortgage loans (in millions):

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$771	$1,266	$1,171	$1,473	$1,480	$3,421	$4	$9,586	94%
70% - 80%	125	190	32	13	5	59	—	424	4%
80% - 100%	—	152	—	—	5	40	—	197	2%
Greater than 100%	—	—	—	25	—	9	—	34	—%
Total commercial mortgage loans	896	1,608	1,203	1,511	1,490	3,529	4	10,241	100%

Debt service coverage ratios:
Greater than 1.20x	694	1,092	955	1,387	1,324	3,211	4	8,667	85%
1.00x - 1.20x	202	372	106	83	34	172	—	969	9%
Less than 1.00x	—	144	142	41	132	146	—	605	6%
Total commercial mortgage loans	896	1,608	1,203	1,511	1,490	3,529	4	10,241	100%

Residential mortgage loans
Performing	413	308	49	37	14	409	—	1,230	94%
Nonperforming (1)	6	11	8	6	7	40	—	78	6%
Total residential mortgage loans	419	319	57	43	21	449	—	1,308	100%

Total mortgage loans	$1,315	$1,927	$1,260	$1,554	$1,511	$3,978	$4	$11,549	100%

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$1,270	$1,346	$1,592	$1,599	$1,305	$2,703	$4	$9,819	93%
70% - 80%	345	35	—	52	85	153	—	670	6%
80% - 100%	—	—	39	5	—	—	—	44	—%
Greater than 100%	—	—	—	—	—	10	—	10	—%
Total commercial mortgage loans	1,615	1,381	1,631	1,656	1,390	2,866	4	10,543	100%

Debt service coverage ratios:
Greater than 1.20x	796	974	1,532	1,293	1,257	2,609	4	8,465	80%
1.00x - 1.20x	651	329	81	90	11	68	—	1,230	12%
Less than 1.00x	168	78	18	273	122	189	—	848	8%
Total commercial mortgage loans	1,615	1,381	1,631	1,656	1,390	2,866	4	10,543	100%

Residential mortgage loans
Performing	268	22	18	16	7	396	—	727	77%
Nonperforming	4	44	22	19	23	100	—	212	23%
Total residential mortgage loans	272	66	40	35	30	496	—	939	100%

Total mortgage loans	$1,887	$1,447	$1,671	$1,691	$1,420	$3,362	$4	$11,482	100%

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments

	December 31, 2022
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,558	$—	$—	$—	$3,558
Hotel	1,015	—	—	—	1,015
Office	1,795	—	—	—	1,795
Retail	2,085	—	—	—	2,085
Warehouse	1,788	—	—	—	1,788
Total commercial	10,241	—	—	—	10,241
Residential (2)	1,230	—	63	15	1,308
Total	$11,471	$—	$63	$15	$11,549

	December 31, 2021
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,755	$—	$—	$—	$3,755
Hotel	1,054	—	—	—	1,054
Office	1,889	—	—	—	1,889
Retail	2,104	—	—	—	2,104
Warehouse	1,741	—	—	—	1,741
Total commercial	10,543	—	—	—	10,543
Residential	727	—	206	6	939
Total	$11,270	$—	$206	$6	$11,482
(1)     At December 31, 2022 and 2021, includes mezzanine loans of $410 million and $278 million in the Apartment category, $41 million and $75 million in the Hotel category, $236 million and $252 million in the Office category, $43 million and $27 million in the Retail category, and $140 million and $26 million in the Warehouse category, respectively.
(2)    At December 31, 2022 and 2021, includes $41 million and $202 million of loans purchased when the loans were greater than 90 days delinquent and $12 million and $5 million of loans in process of foreclosure are supported with insurance or other guarantees provided by various governmental programs, respectively.

As of December 31, 2022 and 2021, there were no commercial mortgage loans involved in troubled debt restructuring, and stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $3 million and nil, respectively.

Equity Securities

Equity securities include common stocks, preferred stocks and mutual funds. All equity securities are carried at fair value with changes in value included in net investment income.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At December 31, 2022 and 2021, $3.4 billion and $3.5 billion, respectively, of these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At both December 31, 2022 and 2021, the Company had $1.0 billion of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Other Invested Assets

Other invested assets primarily include investments in Federal Home Loan Bank capital stock, limited partnerships (“LPs”), and real estate. Federal Home Loan Bank capital stock is carried at cost and adjusted for any impairment. At December 31, 2022 and 2021, FHLB capital stock had carrying value of $146 million and $125 million, respectively. Real estate is carried at the lower of depreciated cost or fair value. At December 31, 2022 and 2021, real estate totaling $237 million and $243 million, included foreclosed properties with a book value of nil and $1 million, respectively. Limited Partnerships are

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
primarily carried at fair value or are carried at the proportion of the Company's investment in each fund (Net Asset Value ("NAV") equivalent) as a practical expedient for fair value, which are generally recorded on a three-month lag, with changes in value included in net investment income. At December 31, 2022 and 2021, investments in LPs had carrying values of $3,212 million and $2,831 million, respectively.

In June 2021, the Company entered into an arrangement to sell $420 million of limited partnership investments, of which $236 million and $168 million were sold in the second and third quarter of 2021, respectively, and the remainder was sold in January 2022. The LPs sold were carried at estimated sales price.

Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of December 31, 2022 and 2021, the estimated fair value of loaned securities was $35 million and $17 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At December 31, 2022 and 2021, cash collateral received in the amount of $36 million and $17 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Consolidated Balance Sheets. As of December 31, 2022 and 2021, short-term borrowings under such agreements averaged $311 million and $1,548 million, with weighted average interest rates of 2.54% and 0.07%, respectively. At December 31, 2022 and 2021, the outstanding repurchase agreement balance was $1,012 million and $1,572 million, respectively, with remaining maturity within 30 days, and collateralized with U.S. Treasury notes and corporate securities, and was included within repurchase agreements and securities lending payable in the Consolidated Balance Sheets. In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $8 million, $1 million and $1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The highest level of short-term borrowings at any month end was $1,012 million and $2,349 million for the years ended December 31, 2022 and 2021, respectively.

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

With respect to the Company’s interest rate swaps, total return swaps, and cross-currency swaps, the Company records the income related to periodic interest payment settlements within net gains (losses) on derivatives and investments. Although the Company does not account for these as cash flow hedges, the income from these settlements is considered operating income due to the cash settlement nature and is reported, as such, within the Company’s segment related disclosure within pretax adjusted operating earnings.

Part II | Item 8. Notes to Consolidated Financial Statements | 5. Derivative Instruments
The Company manages the potential credit exposure for over-the-counter derivative contracts through evaluation of the counterparty credit standing, collateral agreements, and master netting agreements. The Company is exposed to credit-related losses in the event of nonperformance by counterparties, however, it does not anticipate nonperformance. There were no charges due to nonperformance by derivative counterparties in 2022, 2021 or 2020.

Embedded Derivatives—Product Liabilities

Certain product liabilities, including fixed index annuities, RILAs and guarantees offered in connection with variable and fixed index annuities and RILAs issued by the Company, may contain embedded derivatives. Derivatives embedded in certain host insurance contracts that have been separated for accounting and financial reporting purposes, are carried at fair value. The results from changes in value of embedded derivatives are reported in net income.

See “Variable Annuity Guarantees”, “Fixed Index Annuities”, and "RILA", which are further discussed in Note 10 for additional information on the accounting policies for embedded derivatives bifurcated from insurance host contracts.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 5. Derivative Instruments
A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	December 31, 2022
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,825	$73	$104	$(31)
Equity index call options	17,500	106	—	106
Equity index futures (2)	19,760	—	—	—
Equity index put options	30,500	958	—	958
Interest rate swaps	7,728	5	231	(226)
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	25,000	—	1,711	(1,711)
Interest rate futures (2)	105,261	—	—	—
Total return swaps	739	31	—	31
Total freestanding derivatives	209,813	1,173	2,046	(873)
Embedded derivatives
Variable annuity embedded derivatives (3)	N/A	2,154	—	2,154
Fixed index annuity embedded derivatives (4)	N/A	—	931	(931)
Registered index linked annuity embedded derivatives (4)	N/A	—	205	(205)
Total embedded derivatives	N/A	2,154	1,136	1,018
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	23	1	22
Cross-currency forwards	1,490	74	18	56
Funds withheld embedded derivative (5)	N/A	3,158	—	3,158
Total derivatives related to funds withheld under reinsurance treaties	1,648	3,255	19	3,236
Total	$211,461	$6,582	$3,201	$3,381

(1) The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures and options represents the market exposure of open positions.

(2) Variation margin is considered settlement resulting in the netting of cash received/paid for variation margin against the fair value of the trades.
(3) Variable annuity net embedded derivatives are included within reserves for future policy benefits and claims payable on the Consolidated Balance Sheets. The nonperformance risk adjustment is included in the balance above.

(4) Included within other contract holder funds on the Consolidated Balance Sheets. The nonperformance risk adjustment is included in the balance above.
(5) Included within funds withheld payable under reinsurance treaties on the Consolidated Balance Sheets.

Part II | Item 8. Notes to Consolidated Financial Statements | 5. Derivative Instruments

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
(3) Variable annuity net embedded derivatives are included within reserves for future policy benefits and claims payable on the Consolidated Balance Sheets. The nonperformance risk adjustment is included in the balance above.

(4) Included within other contract holder funds on the Consolidated Balance Sheets. The nonperformance risk adjustment is included in the balance above.
(5) Included within funds withheld payable under reinsurance treaties on the Consolidated Balance Sheets.

Part II | Item 8. Notes to Consolidated Financial Statements | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Years Ended December 31,
	2022	2021	2020
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$(67)	$(36)	$74
Equity index call options	(1,830)	1,479	1,468
Equity index futures	3,005	(4,663)	(8,286)
Equity index put options	(244)	(1,202)	(218)
Interest rate swaps	(615)	(179)	578
Interest rate swaps - cleared	(201)	(64)	1
Put-swaptions	(1,832)	134	199
Interest rate futures	(925)	(989)	1,650
Total return swaps	5	—	—
Fixed index annuity embedded derivatives	3	(5)	30
Registered index linked annuity embedded derivatives	37	(1)	—
Variable annuity embedded derivatives	4,688	2,887	(2,764)
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	2,024	(2,639)	(7,268)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	14	15	(5)
Cross-currency forwards	79	42	(19)
Treasury futures	—	—	(204)
Funds withheld embedded derivative	3,278	707	(827)
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	3,371	764	(1,055)
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$5,395	$(1,875)	$(8,323)

All of the Company’s trade agreements for freestanding, over-the-counter derivatives, contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit. At December 31, 2022 and 2021, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $885 million and $1,376 million, respectively, and held collateral was $858 million and $1,576 million, respectively, related to these agreements. At December 31, 2022 and 2021, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $1,680 million and nil, respectively, and provided collateral was $1,650 million and nil, respectively, related to these agreements. If all of the downgrade provisions had been triggered at December 31, 2022 and 2021, in aggregate, the Company would have had to disburse $30 million and $200 million, respectively, and would have been allowed to claim $27 million and nil, respectively.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 5. Derivative Instruments
The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
				Gross Amounts Not Offset in the Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative
assets	$1,270	$—	$1,270	$385	$683	$157	$45
Financial Liabilities:
Freestanding derivative
liabilities	$2,065	$—	$2,065	$385	$—	$1,638	$42
Securities loaned	36	—	36	—	36	—	—
Repurchase agreements	1,012	—	1,012	—	—	1,012	—
Total financial liabilities	$3,113	$—	$3,113	$385	$36	$2,650	$42

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

In the above tables, the amounts of assets or liabilities presented in the Company’s Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative asset (liability) of $1,018 million and $(4,071) million as of December 31, 2022 and 2021, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative asset (liability) of $3,158 million and $(120) million at December 31, 2022 and 2021.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$44,762	$44,762	$53,375	$53,375
Equity securities	393	393	279	279
Mortgage loans (1)	11,549	10,841	11,482	11,910
Limited partnerships	3,212	3,212	2,831	2,831
Policy loans (1)	4,377	4,377	4,475	4,475
Freestanding derivative instruments	1,270	1,270	1,417	1,417
Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock	146	146	125	125
Cash and cash equivalents	4,298	4,298	2,623	2,623
GMIB reinsurance recoverable	170	170	262	262
Separate account assets	195,906	195,906	248,949	248,949

Liabilities
Annuity reserves (2)	35,203	30,223	40,389	48,711
Reserves for guaranteed investment contracts (3)	1,128	1,099	894	923
Trust instruments supported by funding agreements (3)	5,887	5,760	5,986	6,175
FHLB funding agreements (3)	2,004	2,104	1,950	1,938
Funds withheld payable under reinsurance treaties (1)	22,957	22,957	29,007	29,007
Long-term debt	2,635	2,344	2,649	2,745
Securities lending payable	36	36	17	17
Freestanding derivative instruments	2,065	2,065	41	41
Notes issued by consolidated VIEs	1,732	1,732	1,404	1,404
Repurchase agreements	1,012	1,012	1,572	1,572
Separate account liabilities	195,906	195,906	248,949	248,949
(1) Includes items carried at fair value under the fair value option and trading securities.
(2) Annuity reserves represent only the components of other contract holder funds and reserves for future policy benefits and claims payable that are considered to be financial instruments. The fair value amounts shown in the table for 2021 have been revised for an immaterial error related to the historical disclosure for annuity reserves not reported at fair value within the Fair Value Measurement note to the Consolidated Financial Statements. The prior period error did not impact the Consolidated Balance Sheets.
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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
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

For those securities that were internally valued at December 31, 2022 and 2021, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, is generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally, are recorded on a three-month lag. No material adjustments were deemed necessary at December 31, 2022 and 2021.

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

In cases when a limited partnership's financial statements are unavailable and a NAV equivalent is not available or practical, the fair value may be based on an internally developed model or provided by the general partner as determined using private transactions, information obtained from the primary co-investor or underlying company, or financial metrics provided by the lead sponsor. These investments are classified as Level 3 in the fair value hierarchy.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
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

GMABs and non-life contingent components of GMWB and GMWB for Life contracts are recorded at fair value with changes in fair value recorded in net gains (losses) on derivatives and investments. The fair value is based on the expectations of future benefit payments and certain future fees associated with the benefits. At the inception of the contract, the Company attributes to the embedded derivative a portion of rider fees collected from the contract holder, which is then held static in future valuations. Those fees, generally referred to as the attributed fees, are set such that the present value of the attributed fees is equal to the present value of future claims expected to be paid under the guaranteed benefit at the inception of the contract. In subsequent valuations, both the present value of future benefits and the present value of attributed fees are revalued based on current market conditions and policyholder behavior assumptions. The difference between each of the two components represents the fair value of the embedded derivative. Thus, when unfavorable equity market movements cause declines in the contract holder’s account value relative to the guarantee benefit, the valuation of future expected claims would generally increase relative to the measurement performed at the inception of the contract, resulting in an increase in the fair value of the embedded derivative liability (and vice versa).

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

At each valuation date, the fair value calculation reflects expected returns based on constant maturity treasury rates as of that date to determine the value of expected future cash flows produced in a stochastic process. Volatility assumptions are based on a weighting of available market data for implied market volatility for durations up to 10 years, grading to a historical volatility level by year 15, where such long-term historical volatility levels contain an explicit risk margin. Additionally, non-performance risk is incorporated into the calculation through the adjustment of the risk-free rate curve based on spreads indicated by a blend of yields on similarly rated peer debt and yields on JFI debt (adjusted to operating company levels). Risk margins are also incorporated into the model assumptions, particularly for policyholder behavior. Estimates of future policyholder behavior are subjective and are based primarily on the Company’s experience.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
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

Fair Value Option

The Company elected the fair value option for debt securities related to certain consolidated investments totaling $2,014 million and $1,546 million at December 31, 2022 and 2021, respectively. These debt securities are reflected on the Company’s Consolidated Balance Sheets as debt securities, at fair value under the fair value option.

The Company has elected the fair value option for certain funds withheld assets, which are held as collateral for reinsurance, totaling $4,160 million and $3,632 million at December 31, 2022 and 2021, respectively, as discussed above, and includes mortgage loans as discussed below.

The Company elected the fair value option for certain mortgage loans held under the funds withheld reinsurance agreement. The fair value option was elected for these mortgage loans, purchased or funded after December 31, 2021, to mitigate inconsistency in earnings that would otherwise result between these mortgage loan assets and the funds withheld liability, including the associated embedded derivative, and are valued using third-party pricing services. Changes in fair value are reflected in net investment income on the Consolidated Income Statements.

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

December 31,
2022
Fair value	$582
Aggregate contractual principal	591

As of December 31, 2022, no loans for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

The Company elected the fair value option for notes issued by consolidated VIEs totaling $1,732 million and $1,404 million at December 31, 2022 and 2021, respectively.

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Consolidated Financial Statements.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$5,185	$5,184	$1	$—
Other government securities	1,467	—	1,467	—
Public utilities	5,225	—	5,225	—
Corporate securities	25,146	—	25,090	56
Residential mortgage-backed	464	—	464	—
Commercial mortgage-backed	1,638	—	1,638	—
Other asset-backed securities	5,637	—	5,637	—
Equity securities	393	165	106	122
Mortgage loans	582	—	—	582
Limited partnerships (1)	440	—	—	440
Policy loans	3,419	—	—	3,419
Freestanding derivative instruments	1,270	—	1,270	—
Cash and cash equivalents	4,298	4,298	—	—
GMIB reinsurance recoverable	170	—	—	170
Separate account assets	195,906	—	195,906	—
Total	$251,240	$9,647	$236,804	$4,789

Liabilities
Embedded derivative (assets) liabilities (2)	$(1,018)	$—	$1,136	$(2,154)
Funds withheld payable under reinsurance treaties (3)	424	—	—	424
Freestanding derivative instruments	2,065	—	2,065	—
Notes issued by consolidated VIEs	1,732	—	1,732	—
Total	$3,203	$—	$4,933	$(1,730)

(1) Excludes $2,772 million of limited partnership investments measured at NAV.
(2) Includes net embedded derivative (assets) liabilities of $(2,154) million related to GMWB reserves included in reserves for future policy benefits and claims payable, and $205 million related to RILA and $931 million of fixed index annuities, both included in other contract holder funds on the Consolidated Balance Sheets.

(3) Includes the Athene Embedded Derivative asset of $3,158 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$4,321	$4,321	$—	$—
Other government securities	1,619	—	1,619	—
Public utilities	6,715	—	6,715	—
Corporate securities	31,146	—	31,137	9
Residential mortgage-backed	569	—	569	—
Commercial mortgage-backed	2,038	—	2,038	—
Other asset-backed securities	6,967	—	6,967	—
Equity securities	279	111	56	112
Limited partnerships (1)	413	—	17	396
Policy loans	3,467	—	—	3,467
Freestanding derivative instruments	1,417	—	1,417	—
Cash and cash equivalents	2,623	2,623	—	—
GMIB reinsurance recoverable	262	—	—	262
Separate account assets	248,949	—	248,949	—
Total	$310,785	$7,055	$299,484	$4,246

Liabilities
Embedded derivative (assets) liabilities (2)	$4,071	$—	$1,445	$2,626
Funds withheld payable under reinsurance treaties (3)	3,759	—	—	3,759
Freestanding derivative instruments	41	—	41	—
Notes issued by consolidated VIEs	1,404	—	1,404	—
Total	$9,275	$—	$2,890	$6,385

(1) Excludes $2,418 million of limited partnership investments measured at NAV. The fair value amounts shown in the table and the amount disclosed as measured at NAV have been revised for an immaterial error related to the historical disclosure of certain limited partnerships which are measured using a Level 3 fair value measurement as being measured using NAV as a practical expedient within the Fair Value Measurement note to the consolidated financial statements. The prior period error did not impact the Consolidated Balance Sheets.

(2) Includes net embedded derivative (assets) liabilities of $2,626 million related to GMWB reserves included in reserves for future policy benefits and claims payable, and $6 million related to RILA and $1,439 million of fixed index annuities, both included in other contract holder funds on the Consolidated Balance Sheets.

(3) Includes the Athene Embedded Derivative liability of $120 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	December 31, 2022
Assets	Total	Internal	External
Debt securities:
Corporate	$56	$—	$56
Equity securities	122	1	121
Mortgage loans	582	—	582
Limited partnerships	440	8	432
Policy loans	3,419	3,419	—
GMIB reinsurance recoverable	170	170	—
Total	$4,789	$3,598	$1,191

Liabilities
Embedded derivative (assets) liabilities (1)	$(2,154)	$(2,154)	$—
Funds withheld payable under reinsurance treaties (2)	424	424	—
Total	$(1,730)	$(1,730)	$—

(1) Includes the net embedded derivative (asset) liability related to GMWB reserves presented in reserves for future policy benefits and claims payable.
(2) Includes the Athene Embedded Derivative asset of $3,158 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

	December 31, 2021
Assets	Total	Internal	External
Debt securities:
Corporate	$9	$—	$9
Equity securities	112	1	111
Limited partnerships(3)	396	1	395
Policy loans	3,467	3,467	—
GMIB reinsurance recoverable	262	262	—
Total	$4,246	$3,731	$515

Liabilities
Embedded derivative (assets) liabilities (1)	$2,626	$2,626	$—
Funds withheld payable under reinsurance treaties (2)	3,759	3,759	—
Total	$6,385	$6,385	$—

(1) Includes the net embedded derivative (asset) liability related to GMWB reserves presented in reserves for future policy benefits and claims payable.
(2) Includes the Athene Embedded Derivative liability of $120 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.
(3) The fair value amounts shown in the table have been revised for an immaterial error related to the historical disclosure of certain limited partnerships which are measured using a Level 3 fair value measurement as being measured using NAV as a practical expedient within the Fair Value Measurement note to the consolidated financial statements. The prior period error did not impact the consolidated balance sheets.

External pricing sources for securities represent unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on internally priced Level 3 assets and liabilities that use significant unobservable inputs (in millions):

As of December 31, 2022
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
GMIB reinsurance recoverable	$170	Discounted cash flow	Mortality(1)	0.01% - 51.25%	Decrease
			Lapse(2)	2.97% - 8.10%	Decrease
			Utilization(3)	0.00% - 20.00%	Increase
			Withdrawal(4)	4.75% - 5.25%	Increase
			Nonperformance risk adjustment(5)	0.64% - 2.27%	Decrease
			Long-term Equity Volatility(6)	18.50% - 23.68%	Increase

Liabilities
Embedded derivative (assets) liabilities	$(2,154)	Discounted cash flow	Mortality(1)	0.04% - 49.20%	Decrease
			Lapse(2)	0.12% - 41.28%	Decrease
			Utilization(3)	1.35% - 100.00%	Increase
			Withdrawal(4)	58.75% - 100.00%	Increase
			Nonperformance risk adjustment(5)	0.64% - 2.27%	Decrease
			Long-term Equity Volatility(6)	18.50% - 23.68%	Increase

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
(5)    Nonperformance risk adjustment is applied as a spread over the risk-free rate to determine the rate used to discount the related cash flows and varies by projection year.
(6)    Long-term equity volatility represents the equity volatility beyond the period for which observable equity volatilities are available.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements

As of December 31, 2021
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
GMIB reinsurance recoverable	$262	Discounted cash flow	Mortality(1)	0.01% - 23.42%	Decrease
			Lapse(2)	3.30% - 9.00%	Decrease
			Utilization(3)	0.00% - 20.00%	Increase
			Withdrawal(4)	3.75% - 4.50%	Increase
			Nonperformance risk adjustment(5)	0.11% - 1.50%	Decrease
			Long-term Equity Volatility(6)	18.50% - 22.06%	Increase

Liabilities
Embedded derivative (assets) liabilities	$2,626	Discounted cash flow	Mortality(1)	0.04% - 21.45%	Decrease
			Lapse(2)	0.20% - 30.90%	Decrease
			Utilization(3)	5.00% - 100.00%	Increase
			Withdrawal(4)	58.00% - 97.00%	Increase
			Nonperformance risk adjustment(5)	0.11% - 1.50%	Decrease
			Long-term Equity Volatility(6)	18.50% - 22.06%	Increase
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
(5)    Nonperformance risk adjustment is applied as a spread over the risk-free rate to determine the rate used to discount the related cash flows and varies by projection year.
(6)    Long-term equity volatility represents the equity volatility beyond the period for which observable equity volatilities are available.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
Sensitivity to Changes in Unobservable Inputs

The following is a general description of sensitivities of significant unobservable inputs and their impact on the fair value measurement for the assets and liabilities reflected in the tables above.

At December 31, 2022 and 2021, securities of $9 million and $2 million are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy, respectively. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

Policy loans that support funds withheld reinsurance agreements that are held at fair value under the fair value option on the Company’s Consolidated Balance Sheets are excluded from the tables above. These policy loans do not have a stated maturity and the balances, plus accrued investment income, are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans, which includes accrued investment income, approximates fair value and are classified as Level 3 within the fair value hierarchy.

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

Embedded derivatives classified in Level 3 represent the fair value of guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”). These fair value calculations are based on the present value of future cash flows comprised of future expected benefit payments, less future attributed rider fees, over the lives of the contracts. Estimating these cash flows requires actuarially determined assumptions related to expectations concerning policyholder behavior and long-term market volatility. The more significant policyholder behavior actuarial assumptions include benefit utilization, fund allocation, lapse, and mortality.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
The tables below provide roll forwards for the years ended December 31, 2022 and 2021 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		January 1,	Net	Comprehensive	and	(out of)	December 31,
December 31, 2022		2022	Income	Income	Settlements	Level 3	2022
Assets
	Debt securities
	Corporate securities	$9	$—	$(13)	$12	$48	$56
	Equity securities	112	7	—	3	—	122
	Mortgage loans	—	(7)	—	589	—	582
	Limited partnerships	396	8	—	27	9	440
	GMIB reinsurance recoverable	262	(92)	—	—	—	170
	Policy loans	3,467	29	—	(77)	—	3,419

Liabilities
	Embedded derivative assets (liabilities)	$(2,626)	$4,780	$—	$—	$—	$2,154
	Funds withheld payable under reinsurance treaties	(3,759)	3,249	—	86	—	(424)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		January 1,	Net	Comprehensive	and	(out of)	December 31,
December 31, 2021		2021	Income	Income	Settlements	Level 3	2021
Assets
	Debt securities
	Corporate securities	$29	$2	$—	$10	$(32)	$9
	Equity securities	104	14	—	(6)	—	112
	Limited partnerships (1)	313	74	—	9	—	396
	GMIB reinsurance recoverable	340	(78)	—	—	—	262
	Policy loans	3,454	(2)	—	15	—	3,467

Liabilities
	Embedded derivative assets (liabilities)	$(5,592)	$2,966	$—	$—	$—	$(2,626)
	Funds withheld payable under reinsurance treaties	(4,453)	708	—	(14)	—	(3,759)
(1) The fair value amounts shown in the table have been revised for an immaterial error related to the historical disclosure of certain limited partnerships which are measured using a Level 3 fair value measurement as being measured using NAV as a practical expedient within the Fair Value Measurement note to the consolidated financial statements. The prior period error did not impact the Consolidated Balance Sheets.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the years ended December 31, 2022 and 2021 shown above are as follows (in millions):

December 31, 2022	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$15	$(3)	$—	$—	$12
Equity securities	7	(4)	—	—	3
Mortgage loans	632	(43)	—	—	589
Limited partnerships	45	(18)	—	—	27
Policy loans	—	—	215	(292)	(77)
Total	$699	$(68)	$215	$(292)	$554

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(222)	$308	$86

December 31, 2021	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$11	$(1)	$—	$—	$10
Equity securities	2	(8)	—	—	(6)
Limited partnerships(1)	55	(46)	—	—	9
Policy loans	—	—	261	(246)	15
Total	$68	$(55)	$261	$(246)	$28

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(468)	$454	$(14)
(1) The fair value amounts shown in the table have been revised for an immaterial error related to the historical disclosure of certain limited partnerships which are measured using a Level 3 fair value measurement as being measured using NAV as a practical expedient within the Fair Value Measurement note to the consolidated financial statements. The prior period error did not impact the Consolidated Balance Sheets.

In 2022, transfers from Level 3 to Level 2 of the fair value hierarchy were $5 million, transfers from Level 2 to Level 3 were $53 million, and transfers from NAV equivalent to Level 3 were $9 million.

In 2021, transfers from Level 3 to Level 2 of the fair value hierarchy were $59 million, transfers from Level 2 to Level 3 were $27 million, and there were no transfers from NAV equivalent to Level 3.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
The portion of gains (losses) included in net income (loss) or other comprehensive income (loss) ("OCI") attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Year Ended December 31,
	2022		2021
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$—	$(13)	$2	$—
Equity securities	21	—	14	—
Mortgage loans	(7)	—	—	—
Limited partnerships (1)	8	—	74	—
GMIB reinsurance recoverable	(92)	—	(78)	—
Policy loans	29	—	(2)	—

Liabilities
Embedded derivative (assets) liabilities	$4,780	$—	$2,966	$—
Funds withheld payable under reinsurance treaties	3,249	—	708	—
(1) The fair value amounts shown in the table for 2021 have been revised for an immaterial error related to the historical disclosure of certain limited partnerships which are measured using a Level 3 fair value measurement as being measured using NAV as a practical expedient within the Fair Value Measurement note to the consolidated financial statements. The prior period error did not impact the consolidated balance sheets.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions):

	December 31, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$10,967	$10,259	$—	$—	$10,259
Policy loans	958	958	—	—	958
FHLBI capital stock	146	146	146	—	—

Liabilities
Annuity reserves (1)	$36,221	$31,241	$—	$—	$31,241
Reserves for guaranteed investment contracts (2)	1,128	1,099	—	—	1,099
Trust instruments supported by funding agreements (2)	5,887	5,760	—	—	5,760
FHLB funding agreements (2)	2,004	2,104	—	—	2,104
Funds withheld payable under reinsurance treaties	22,533	22,533	—	—	22,533
Debt	2,635	2,344	—	2,344	—
Securities lending payable	36	36	—	36	—
Repurchase agreements	1,012	1,012	—	1,012	—
Separate account liabilities (4)	195,906	195,906	—	195,906	—

	December 31, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$11,482	$11,910	$—	$—	$11,910
Policy loans	1,008	1,008	—	—	1,008
FHLBI capital stock	125	125	125	—	—

Liabilities
Annuity reserves (1)	$36,318	$44,640	$—	$—	$44,640
Reserves for guaranteed investment contracts (2)	894	923	—	—	923
Trust instruments supported by funding agreements (2)	5,986	6,175	—	—	6,175
FHLB funding agreements (2)	1,950	1,938	—	—	1,938
Funds withheld payable under reinsurance treaties (3)	24,533	24,533	537	19,127	4,869
Debt	2,649	2,745	—	2,745	—
Securities lending payable	17	17	—	17	—
Repurchase agreements	1,572	1,572	—	1,572	—
Separate account liabilities (4)	248,949	248,949	—	248,949	—

(1) Annuity reserves represent only the components of other contract holder funds that are considered to be financial instruments. The fair value amounts shown in the table for 2021 have been revised for an immaterial error related to the historical disclosure for annuity reserves not reported at fair value within the Fair Value Measurement note to the Consolidated Financial Statements. The prior period error did not impact the Consolidated Balance Sheets.

(2) Included as a component of other contract holder funds on the Consolidated Balance Sheets.
(3) Excludes $715 million of limited partnership investments measured at NAV at December 31, 2021.
(4) The values of separate account liabilities are set equal to the values of separate account assets.

Part II | Item 8. Notes to Consolidated Financial Statements | 7. Deferred Acquisition Costs and Deferred Sales Inducements

7.    Deferred Acquisition Costs and Deferred Sales Inducements

Deferred Acquisition Costs

Under current accounting guidance, certain costs that are directly related to the successful acquisition of new or renewal insurance business are capitalized as deferred acquisition costs ("DAC"). These costs primarily pertain to commissions and certain costs associated with policy issuance and underwriting. All other acquisition costs are expensed as incurred.

DAC are increased by interest thereon and amortized into income in proportion to anticipated premium revenues for traditional life policies and in proportion to estimated gross profits, including net gains (losses) on derivatives and investments, for annuities and interest-sensitive life products. Due to volatility of certain factors that affect gross profits, including net gains (losses) on derivatives and investments, amortization may be a benefit or a charge in any given period. In the event of negative amortization, the related DAC balance is capped at the initial amount capitalized, plus interest. Unamortized DAC are written off when a contract is internally replaced and substantially changed. DAC is reviewed periodically to ensure that the unamortized portion does not exceed the expected recoverable amounts. The Company’s accounting policy includes reinsurance balances when evaluating recoverability of DAC. Any amount deemed unrecoverable is written off with a charge through DAC amortization. Other than the amounts related to the Athene Reinsurance Transaction in 2020 noted below, no such write-offs were required for 2022 and 2021.

As available-for-sale debt securities are carried at fair value, an adjustment is made to DAC equal to the change in amortization that would have occurred if such securities had been sold at their stated fair value and the proceeds reinvested at current yields. This adjustment, along with the change in net unrealized gains (losses) on available-for-sale debt securities, net of applicable tax, is credited or charged directly to equity as a component of other comprehensive income. At December 31, 2022 and 2021, DAC increased by $229 million and decreased by $63 million, respectively, to reflect this adjustment.

For variable annuity business, the Company employs a mean reversion methodology that is applied with the objective of adjusting the amortization of DAC that would otherwise be highly volatile due to fluctuations in the level of future gross profits arising from changes in equity market levels. The mean reversion methodology achieves this objective by applying a dynamic adjustment to the assumption for short-term future investment returns. Under this methodology, the projected returns for the next five years are set such that, when combined with the actual returns for the current and preceding two years, the average rate of return over the eight-year period is 7.15% for 2022 and 2021, after external investment management fees. The mean reversion methodology does, however, include a cap and a floor of 15% and 0% per annum, respectively, on the projected return for each of the next five years. At December 31, 2022 and 2021, projected returns under mean reversion were within the range bound by the 15% cap and 0% floor. At both December 31, 2022 and 2021, projected returns after the next five years were set at 7.15%.

The Company evaluated the recoverability of previously established DAC assets in accordance with ASC 944-30-35-22. The Company determined it was appropriate to immediately write-off the remaining DAC on the business reinsured to Athene as no future profits will be recognized on this business at this aggregated level of recoverability testing. Accordingly, amortization of DAC for the year ended December 31, 2020 included a write-off of $626 million, related to the blocks of fixed and fixed-index annuity business, as a result of the Athene Reinsurance Transaction (see Note 8 to Consolidated Financial Statements for a description of the Athene Reinsurance Transaction).

The balances of, and changes, in deferred acquisition costs were as follows (in millions):
.

	Years Ended December 31,
	2022	2021	2020
Balance, beginning of period	$14,249	$13,897	$12,337
Deferrals of acquisition costs	624	790	738
Amortization	(1,743)	(520)	533
Unrealized investment (gains) losses	292	82	289
Balance, end of period	13,422	14,249	13,897

Part II | Item 8. Notes to Consolidated Financial Statements | 7. Deferred Acquisition Costs and Deferred Sales Inducements
Actuarial Assumption Changes (Unlocking)

Annually, or as circumstances warrant, the Company conducts a comprehensive review of the assumptions used for its estimates of future gross profits underlying the amortization of DAC and deferred sales inducements ("DSI"), as well as the valuation of the embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees. These assumptions include, but may not be limited to, policyholder behavior, mortality rates, expenses, projected hedging costs, investment returns and policy crediting rates. Based on this review, the cumulative balances of DAC, DSI and life and annuity guaranteed benefit reserves are adjusted with a corresponding benefit or charge to net income.

Deferred Sales Inducements

Certain sales inducement costs that are directly related to the successful acquisition of new or renewal insurance business are capitalized as DSI. Bonus interest on deferred fixed annuities and contract enhancements on fixed index annuities and variable annuities are capitalized as DSI and included in other assets. DSI are increased by interest thereon and amortized into income in proportion to estimated gross profits, including net gains (losses) on derivatives and investments. DSI are reviewed periodically to ensure that the unamortized portion does not exceed the expected recoverable amounts. Any amount deemed unrecoverable is written off with a charge through DSI amortization. Other than the amounts related to the Athene Reinsurance Transaction in 2020 noted below, no such write-offs were required for 2022, 2021, and 2020.

The Company evaluated the recoverability of previously established DAC and DSI assets in accordance with ASC 944-30-35-22. The Company determined it was appropriate to immediately write-off the remaining DAC and DSI costs on the business reinsured to Athene as no future profits will be recognized on this business at this aggregated level of recoverability testing. Accordingly, amortization of DSI costs for the year ended December 31, 2020, included a write-off of $138 million, related to the blocks of fixed and fixed-index annuity business, as a result of the Athene Reinsurance Transaction.

The balances of and changes in deferred sales inducements, which are reported in other assets, were as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Balance, beginning of year	$77	$77	$140
Deferrals of sales inducements	4	2	1
Amortization	(4)	(3)	(152)
Unrealized investment losses (gains)	2	1	88
Balance, end of year	79	77	77

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

At December 31, 2022 and 2021, the Company had an ACL of $15 million and $12 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the Consolidated Balance Sheets. The ACL considers the credit quality of

Part II | Item 8. Notes to Consolidated Financial Statements | 8. Reinsurance
the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements. Additions to or releases of the allowance were reported in death, other policyholder benefits, and changes in reserves, net of deferrals in the Consolidated Income Statements.

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

The Athene Reinsurance Agreement required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Upon closing of the transaction, Jackson placed investments into the segregated account with a statutory book value of $25.6 billion. The investments maintained in the segregated account are valued at statutory carrying value for purposes of determining periodic settlement amounts under the Athene Reinsurance Agreement. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the Athene Reinsurance Agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the Athene Reinsurance Agreement. To further support its obligations under the Athene Reinsurance Agreement, Athene procured $1.2 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $212 million at December 31, 2022.

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

The following table summarizes the impact of the Athene Reinsurance Transaction on the Consolidated Income Statements (in millions):

December 31, 2020
Contractual ceding commission	$1,202
Cost of reinsurance write-off (1)	(2,520)
DAC and DSI write-off	(764)
Total pretax loss on Athene Reinsurance Transaction	$(2,082)
(1) Cost of reinsurance reflects the net impact of the fair value of assets of $30.1 billion and ceded reserves of $27.6 billion.

Pursuant to the Athene Reinsurance Agreement, the Company holds certain assets as collateral. At December 31, 2022 and 2021, assets held as collateral in the segregated custody account were $19.4 billion and $25.4 billion, respectively.

Swiss Re Reinsurance

The Company has three retrocession reinsurance agreements (“retro treaties”) with Swiss Reinsurance Company Ltd. (“SRZ”). Pursuant to these retro treaties, the Company ceded certain blocks of business to SRZ on a 100% coinsurance basis, subject to pre-existing reinsurance with other parties.

Part II | Item 8. Notes to Consolidated Financial Statements | 8. Reinsurance

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

The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the Consolidated Balance Sheets (in millions):

	December 31,
	2022	2021
Assets
Debt securities, available-for-sale	$13,622	$19,094
Debt securities, at fair value under the fair value option	159	164
Equity securities	77	116
Mortgage loans	4,127	4,739
Mortgage loans, at fair value under the fair value option	582	—
Policy loans	3,435	3,483
Freestanding derivative instruments, net	78	37
Other invested assets	793	715
Cash and cash equivalents	260	438
Accrued investment income	166	162
Other assets and liabilities, net	(73)	(56)
Total assets (1)	$23,226	$28,892

Liabilities
Funds held under reinsurance treaties (2)	$22,957	$29,007
Total liabilities	$22,957	$29,007
(1)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $3,158 million and $(120) million at December 31, 2022 and 2021, respectively.

Part II | Item 8. Notes to Consolidated Financial Statements | 8. Reinsurance
The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Consolidated Income Statements were as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Debt securities (1)	$680	$762	$490
Equity securities	(34)	5	2
Mortgage loans (2)	231	179	51
Policy loans	312	314	315
Limited partnerships	149	35	—
Other investment income	1	—	—
Total investment income on funds withheld assets	1,339	1,295	858
Other investment expenses on funds withheld assets (3)	(85)	(107)	(66)
Total net investment income on funds withheld reinsurance treaties	$1,254	$1,188	$792

(1) Includes $(10) million, $(3) million, and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to the change in fair value for securities carried under the fair value option.
(2) Includes $(7) million for the year ended December 31, 2022, and nil for the years ended December 31, 2021 and 2020 respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Consolidated Income Statements were as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Available-for-sale securities
Realized gains on sale	$43	$536	$2,074
Realized losses on sale	(54)	(52)	(12)
Credit loss expense	(26)	(1)	—
Gross impairments	—	—	(2)
Credit loss expense on mortgage loans	15	23	(47)
Other	(62)	(29)	4
Net gains (losses) on non-derivative investments	(84)	477	2,017
Net gains (losses) on derivative instruments	93	58	(228)
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	2,177	(556)	(1,349)
Total net gains (losses) on derivatives and investments	$2,186	$(21)	$440

(1) Includes the Athene Embedded Derivative gain (loss) of $3,278 million, $707 million, and $(827) million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Part II | Item 8. Notes to Consolidated Financial Statements | 8. Reinsurance
The effect of reinsurance on premiums and benefits was as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Premiums
Direct	$360	$407	$336
Assumed	40	42	47
Ceded	(268)	(301)	(196)
Total premium	$132	$148	$187

Benefits
Direct	$1,692	$1,488	$1,611
Assumed	866	876	749
Ceded	(922)	(863)	(666)
Change in reserves, net of reinsurance	654	(531)	(332)
Total benefits	$2,290	$970	$1,362

Components of the Company’s reinsurance recoverable were as follows (in millions):

	December 31,
	2022	2021
Reserves:
Life	$5,641	$5,829
Accident and health	523	547
Guaranteed minimum income benefits	170	262
Other annuity benefits (1)	22,487	25,625
Claims liability and other	820	863
Total	$29,641	$33,126
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

Part II | Item 8. Notes to Consolidated Financial Statements | 9. Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds
The following table sets forth the Company’s reserves for future policy benefits and claims payable balances (in millions):

	December 31,
	2022	2021
Traditional life	$3,951	$4,262
Guaranteed benefits (1)	1,779	5,477
Claims payable	1,033	1,050
Accident and health	1,164	1,204
Group payout annuities	4,586	4,895
Life contingent payouts	1,158	1,152
Other	602	627
Total	$14,273	$18,667
(1)     Includes net embedded derivative (assets) liabilities related to the GMWB and liabilities related to GMDB.

The following table sets forth the Company’s liabilities for other contract holder funds balances (in millions):

	December 31,
	2022	2021
Interest-sensitive life	$11,197	$11,553
Variable annuity fixed option	10,578	9,751
RILA (1)	1,875	110
Fixed annuity	13,410	14,960
Fixed index annuity (2)	11,937	13,333
GICs, funding agreements and FHLB advances	9,019	8,830
Other	179	189
Total	$58,195	$58,726
(1) Includes the embedded derivative liabilities related to RILA of $205 million and $6 million at December 31, 2022 and 2021, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity of $931 million and $1,439 million at December 31, 2022 and 2021, respectively.

For interest-sensitive life contracts, liabilities approximate the policyholder’s account value, plus the remaining balance of the fair value adjustment related to previously acquired business, which is further discussed below. The liability for fixed index annuities and registered index linked annuities is based on three components, 1) the imputed value of the underlying guaranteed host contract, 2) the fair value of the embedded option component of the contract, and 3) the liability for guaranteed benefits related to the optional lifetime income rider. For fixed annuities, variable annuity fixed option, and other investment contracts, as included in the above table, the liability is the account value, plus the unamortized balance of the fair value adjustment related to previously acquired business. For payout annuities, as included in the above table, reserves are determined under the methodology for limited-payment contracts (for those with significant life contingencies) or using a constant yield method and assumptions as of the issue date for mortality, interest rates, lapse and expenses plus provisions for adverse deviations. At December 31, 2022, the Company had interest sensitive life business with minimum guaranteed interest rates ranging from 2.5% to 6.0% with a 4.68% average guaranteed rate and fixed interest rate annuities with minimum guaranteed rates ranging from 1.0% to 5.5% and a 1.93% average guaranteed rate.

Part II | Item 8. Notes to Consolidated Financial Statements | 9. Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds
At December 31, 2022 and 2021, excluding the reinsured business, approximately 93% and 94%, respectively, of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates. The following tables show the distribution of those annuity account values within the presented ranges of minimum guaranteed interest rates (in millions):

	December 31, 2022
Minimum Guaranteed Interest Rate	Account Value
	Fixed	Fixed Index	RILA	Variable	Total
1.0%	$333	$399	$17	$6,775	$7,524
>1.0% - 2.0%	50	—	—	207	257
>2.0% - 3.0%	1,050	165	—	3,277	4,492
>3.0% - 4.0%	565	—	—	—	565
>4.0% - 5.0%	270	—	—	—	270
>5.0% - 5.5%	71	—	—	—	71
Subtotal	2,339	564	17	10,259	13,179
Ceded reinsurance	10,476	11,373	—	—	21,849
Total	$12,815	$11,937	$17	$10,259	$35,028

	December 31, 2021
Minimum Guaranteed Interest Rate	Account Value
	Fixed	Fixed Index	RILA	Variable	Total
1.0%	$156	$279	$1	$5,988	$6,424
>1.0% - 2.0%	57	1	—	214	272
>2.0% - 3.0%	1,113	183	—	3,254	4,550
>3.0% - 4.0%	594	—	—	—	594
>4.0% - 5.0%	276	—	—	—	276
>5.0% - 5.5%	72	—	—	—	72
Subtotal	2,268	463	1	9,456	12,188
Ceded reinsurance	12,086	12,870	—	—	24,956
Total	$14,354	$13,333	$1	$9,456	$37,144

At both December 31, 2022 and 2021, approximately 80% of the Company’s interest sensitive life business account values correspond to crediting rates that are at the minimum guaranteed interest rates. The following table shows the distribution of the interest sensitive life business account values within the presented ranges of minimum guaranteed interest rates, excluding the business that is subject to the previously mentioned retro treaties (in millions):

	December 31,
Minimum Guaranteed Interest Rate	2022	2021
	Account Value - Interest Sensitive Life
>2.0% - 3.0%	$241	$252
>3.0% - 4.0%	2,632	2,736
>4.0% - 5.0%	2,294	2,381
>5.0% - 6.0%	1,883	1,962
Subtotal	7,050	7,331
Retro treaties	4,147	4,222
Total	$11,197	$11,553

The Company has established a $27 billion aggregate Global Medium Term Note ("MTN") program. Jackson National Life Global Funding was formed as a statutory business trust, solely for the purpose of issuing Medium Term Note instruments to institutional investors, the proceeds of which are deposited with the Company and secured by the issuance of funding agreements. The carrying values at December 31, 2022 and 2021 totaled $5.9 billion and $6.0 billion, respectively.

Part II | Item 8. Notes to Consolidated Financial Statements | 9. Reserves for Future Policy Benefits and Claims Payable and Other Contract Holder Funds
Those Medium-Term Note instruments issued in a foreign currency have been hedged for changes in exchange rates using cross-currency swaps. The unrealized foreign currency gains and losses on those Medium-Term Note instruments are included in the carrying value of the trust instruments supported by funding agreements.

Trust instrument liabilities are adjusted to reflect the effects of foreign currency translation gains and losses using exchange rates as of the reporting date. Foreign currency translation gains and losses are included in net gains (losses) on derivatives and investments.

Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of long-term notes or funding agreements issued to FHLBI. At December 31, 2022 and 2021, the Company held $146 million and $125 million of FHLBI capital stock, respectively, supporting $2.1 billion and $2.0 billion in funding agreements and long-term borrowings at December 31, 2022 and 2021, respectively.

The Company’s institutional products business is comprised of the traditional guaranteed investment contracts, medium-term funding agreement-backed notes and funding agreements (including agreements issued in conjunction with the Company’s participation in the U.S. Federal Home Loan Bank ("FHLB") program) described above.

10.    Certain Non-traditional Long-Duration Contracts and Variable Annuity Guarantees

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

The non-life contingent component of GMWB and GMWB for Life contracts consists of those guaranteed withdrawal amounts paid to the contract holder in excess of the account value of the contract, up to the amount of the living benefit base. Withdrawal amounts paid to the contract holder in excess of the living benefit base are considered life contingent and are accounted for as insurance benefits. GMABs and non-life contingent components of GMWB and GMWB for Life contracts are recorded at fair value with changes in fair value recorded in net gains (losses) on derivatives and investments. The fair value of the reserve is based on the expectations of future benefit payments and certain future fees associated with the benefits. At the inception of the contract, the Company attributes to the embedded derivative a portion of rider fees collected from the contract holder, which is then held static in future valuations. Those fees, generally referred to as the attributed fees, are set such that the present value of the attributed fees is equal to the present value of future claims expected to be paid under the guaranteed benefit at the inception of the contract. In subsequent valuations, both the present value of future benefits and the present value of attributed fees are revalued based on current market conditions and policyholder behavior assumptions. The difference between each of the two components represents the fair value of the embedded derivative. Thus, when unfavorable equity market movements cause declines in the contract holder’s account value relative to the guarantee benefit, the valuation of future expected claims would generally increase relative to the measurement performed at the inception of the contract, resulting in an increase in the fair value of the embedded derivative liability (and vice versa).

Fair values for GMWB, GMWB for Life, and GMAB embedded derivatives, as well as GMIB reinsurance recoverables, are calculated using internally developed models because active, observable markets do not exist for those guaranteed benefits.

The fair value calculation is based on the present value of future cash flows comprised of future expected benefit payments, less future attributed rider fees, over the lives of the contracts. Estimating these cash flows requires numerous estimates and subjective judgments related to capital market inputs, as well as actuarially determined assumptions related to expectations regarding policyholder behavior. Capital market inputs include expected market rates of return, market volatility, correlations of market index returns to funds, fund performance and discount rates. The more significant actuarial

Part II | Item 8. Notes to Consolidated Financial Statements | 10. Certain Non-traditional Long-Duration Contracts and Variable Annuity Guarantees
assumptions include benefit utilization by policyholders, lapse, mortality, and withdrawal rates. Best estimate assumptions plus risk margins are used as applicable.

At each valuation date, the fair value calculation reflects expected returns based on constant maturity treasury rates as of that date to determine the value of expected future cash flows produced in a stochastic process. Volatility assumptions are based on available market data for implied market volatility for durations up to 10 years, grading to a historical volatility level by year 15, where such long-term historical volatility levels contain an explicit risk margin. Risk margins are also incorporated into the model assumptions, particularly for policyholder behavior. Estimates of future policyholder behavior are subjective and are based primarily on the Company’s experience.

The fair value of a liability reflects the effect of nonperformance risk. Nonperformance risk includes, but may not be limited to, a reporting entity’s own credit risk. Non-performance risk is incorporated into the calculation through the adjustment of the risk-free rate curve based on spreads indicated by a blend of yields on similarly-rated peer debt and yields on JFI debt (adjusted to operating company levels).

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

The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. Liabilities for guaranteed benefits, including net embedded derivatives, are general account obligations and are reported in reserves for future policy benefits and claims payable. Amounts assessed against the contract holders for mortality, administrative, and other services are reported in revenue as fee income. Changes in liabilities for minimum guarantees are reported within death, other policy benefits and change in policy reserves within the Consolidated Income Statements with the exception of changes in embedded derivatives, which are included in net gains (losses) on derivatives and investments. Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Consolidated Income Statements.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 10. Certain Non-traditional Long-Duration Contracts and Variable Annuity Guarantees

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

Separate Account Assets and Liabilities

The Company maintains separate account assets, which are reported at fair value. The related liabilities are reported at an amount equivalent to the separate account assets. At December 31, 2022 and 2021, the assets and liabilities associated with variable life and annuity contracts were $196 billion and $249 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company. Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Consolidated Income Statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

Included in the assets and liabilities described above is a Jackson issued group variable annuity contract designed for use in connection with and issued to the Company’s Defined Contribution Retirement Plan. These deposits are allocated to the Jackson National Separate Account – II, which had balances of $284 million and $390 million at December 31, 2022 and 2021, respectively. The Company receives administrative fees for managing the funds. These fees are recorded as earned and included in fee income in the Consolidated Income Statements.

Part II | Item 8. Notes to Consolidated Financial Statements | 10. Certain Non-traditional Long-Duration Contracts and Variable Annuity Guarantees
At December 31, 2022 and 2021, the Company provided variable annuity contracts with guarantees, for which the net amount at risk is defined as the amount of guaranteed benefit in excess of current account value, as follows (dollars in millions):

	Minimum Return	Account Value	Net Amount at Risk	Weighted Average Attained Age	Average Period until Expected Annuitization

December 31, 2022
Return of net deposits plus a minimum return
GMDB	0-6%	$152,267	$8,812	69.3 years
GMWB - Premium only	0%	2,123	58
GMWB	0-5%*	169	14
Highest specified anniversary account value minus withdrawals post-anniversary
GMDB		11,255	2,406	70.5 years
GMWB - Highest anniversary only		2,992	559
GMWB		889	127
Combination net deposits plus minimum return, highest specified anniversary account value minus withdrawals post-anniversary
GMDB	0-6%	7,677	2,309	72.3 years
GMIB	0-6%	1,209	752		0.5 years
GMWB	0-8%*	142,361	41,148

				Weighted Average Attained Age	Average Period until Expected Annuitization
	Minimum Return	Account Value	Net Amount at Risk

December 31, 2021
Return of net deposits plus a minimum return
GMDB	0-6%	$194,060	$2,124	68.7 years
GMWB - Premium only	0%	2,937	7
GMWB	0-5%*	245	8
Highest specified anniversary account value minus withdrawals post-anniversary
GMDB		14,806	93	69.8 years
GMWB - Highest anniversary only		3,919	33
GMWB		643	44
Combination net deposits plus minimum return, highest specified anniversary account value minus withdrawals post-anniversary
GMDB	0-6%	9,896	522	71.9 years
GMIB	0-6%	1,662	463		0.5 years
GMWB	0-8%*	181,457	4,295

* Ranges shown based on simple interest. The upper limits of 5% or 8% simple interest are approximately equal to 4.1% and 6.0%, respectively, on a compound interest basis over a typical 10-year bonus period. The combination GMWB category also includes benefits with a defined increase in the withdrawal percentage under pre-defined non-market conditions.

Part II | Item 8. Notes to Consolidated Financial Statements | 10. Certain Non-traditional Long-Duration Contracts and Variable Annuity Guarantees
Amounts shown as GMWB above include a ‘not-for-life’ component up to the point at which the guaranteed withdrawal benefit is exhausted, after which benefits paid are considered ‘for-life’ benefits. The ‘not-for-life’ portion is valued as an embedded derivative, while the ‘for-life’ benefits are valued as an insurance liability (see below). For this table, the net amount at risk of the ‘not-for-life’ component is the undiscounted excess of the guaranteed withdrawal benefit over the account value, and that of the ‘for-life’ component is the estimated value of additional life contingent benefits paid after the guaranteed withdrawal benefit is exhausted.

Account balances of contracts with guarantees were invested in variable separate accounts as follows (in millions):

	December 31,
	2022	2021
Fund type:
Equity	$118,858	$154,368
Bond	16,047	20,207
Balanced	34,693	43,185
Money market	2,243	1,564
Total	$171,841	$219,324
GMDB liabilities reflected in the general account were as follows (in millions):

	December 31,
	2022	2021
Balance as of beginning of period	$1,370	$1,418
Incurred guaranteed benefits	1,058	55
Paid guaranteed benefits	(219)	(103)
Balance as of end of period	$2,209	$1,370
The GMDB liability is determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the liability balance through the Consolidated Income Statements, within death, other policy benefits and change in policy reserves, if actual experience or other evidence suggests that earlier assumptions should be revised.

The following assumptions and methodology were used to determine the GMDB liability at both December 31, 2022 and 2021 (except where otherwise noted):

•Use of a series of stochastic investment performance scenarios, based on historical average market volatility.
•Mean investment performance assumption of 7.15%, after investment management fees, but before external investment advisory fees and mortality and expense charges.
•Mortality equal to 40% to 100% of the 2012 Individual Annuity Mortality basic table improved using Scale G through 2019.
•Lapse rates varying by contract type, duration and degree the benefit is in-the-money and ranging from 0.3% to 27.9% (before application of dynamic adjustments).
•Discount rates: 7.15% on 2020 and later issues, 7.4% on 2013 through 2019 issues, 8.4% on 2012 and prior issues.

Most GMWB reserves are considered derivatives under current accounting guidance and are recognized at fair value, as previously defined, with the change in fair value reported in net income (as net gains (losses) on derivatives and investments). The fair value of these embedded derivatives is determined using stochastic modeling and inputs as further described in Note 6. The GMWB net embedded derivative (asset) liability of $(2,154) million and $2,626 million at December 31, 2022 and 2021, respectively, and was reported in reserves for future policy benefits and claims payable.

The Company has also issued certain GMWB products that guarantee payments over a lifetime. Reserves for the portion of these benefits after the point where the guaranteed withdrawal balance is exhausted are calculated using assumptions and

Part II | Item 8. Notes to Consolidated Financial Statements | 10. Certain Non-traditional Long-Duration Contracts and Variable Annuity Guarantees
methodology similar to the GMDB liability. At December 31, 2022 and 2021, these GMWB reserves totaled $441 million and $196 million, respectively, and were reported in reserves for future policy benefits and claims payable.

GMAB benefits were offered on some variable annuity products. However, the Company no longer offers these benefits and all have expired as of June 30, 2021.

The direct GMIB liability is determined at each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating the direct GMIB liability are consistent with those used for calculating the GMDB liability. At December 31, 2022 and 2021, GMIB reserves before reinsurance totaled $142 million and $78 million, respectively.

Other Liabilities – Insurance and Annuitization Benefits

The Company has established additional reserves for life insurance business for universal life plans with secondary guarantees, interest-sensitive life plans that exhibit “profits followed by loss” patterns and account balance adjustments to tabular guaranteed cash values on one interest-sensitive life plan.

Liabilities for these benefits, as established according to the methodologies described below, are as follows:

	December 31, 2022			December 31, 2021
Benefit Type	Liability (in millions)	Net Amount at Risk (in millions)	Weighted Average Attained Age	Liability (in millions)	Net Amount at Risk (in millions)	Weighted Average Attained Age
Insurance benefits *	$950	$17,427	64.6 years	$943	$18,506	64.0 years
Account balance adjustments	146	N/A	N/A	141	N/A	N/A
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
•Discount rates equal to credited interest rates, approximately 3.0% to 5.5% at both December 31, 2022 and 2021, respectively.

The Company also has a small closed block of two-tier annuities, where different crediting rates are used for annuitization and surrender benefit calculations. A liability is established to cover future annuitization benefits in excess of surrender values and was immaterial to the Consolidated Financial Statements at both December 31, 2022 and 2021, respectively. The Company also offers an optional lifetime income rider with certain of its fixed index annuities. The liability established for this rider before reinsurance was $58 million and $37 million at December 31, 2022 and 2021, respectively.

Part II | Item 8. Notes to Consolidated Financial Statements | 11. Long-Term Debt

11.    Long-Term Debt

Liabilities for the Company’s debt are primarily carried at an amount equal to the principal balance net of any unamortized original issuance discount or premium. Original issuance discount or premium and any debt issue costs, if applicable, are recognized as a component of interest expense over the period the debt is expected to be outstanding.

The aggregate carrying value of long-term debt was as follows (in millions):

	December 31,
	2022	2021
Long-Term Debt
Senior Notes due 2023	$598	$596
Senior Notes due 2027	397	—
Senior Notes due 2031	493	495
Senior Notes due 2032	347	—
Senior Notes due 2051	488	490
Term loan due 2023	—	751
Surplus notes	250	250
FHLBI bank loans	62	67
Total long-term debt	$2,635	$2,649
The following table presents the contractual maturities of the Company's long-term debt as of December 31, 2022: (in millions):

	Calendar Year
	2023	2024	2025	2026	2027 and thereafter	Total
Long-term debt	$598	$—	$—	$—	$2,037	$2,635

Senior Notes

On June 8, 2022, the Company issued $750 million aggregate principal amount of its senior unsecured notes, consisting of $400 million aggregate principal amount of 5.170% Senior Notes due June 8, 2027, and $350 million aggregate principal amount of 5.670% Senior Notes due June 8, 2032. The net proceeds of these notes were used, together with cash on hand, to repay the Company’s $750 million aggregate principal senior unsecured amount term loan due February 2023 (the “2023 DDTL Facility”).

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

Term Loans

On February 22, 2021, the Company entered into a $1.7 billion 2022 DDTL Facility and a $1.0 billion 2023 DDTL Facility (the “DDTL Credit Facilities”) with a syndicate of banks. On September 10, 2021, the Company borrowed an aggregate principal amount of $2.4 billion under the DDTL Credit Facilities as follows: $1.6 billion under the 2022 DDTL Facility and $750 million under the 2023 DDTL Facility. The proceeds of those borrowings were used for general corporate purposes, including liquidity at the holding company and capitalization of the insurance subsidiaries. Under the terms of the DDTL Credit Facilities, subject to certain exceptions, 100% of the net cash proceeds from any subsequent debt issuance, preferred equity issuance or hybrid instrument issuance by the Company or its subsidiaries will be required to be applied (i) first to prepay the 2022 DDTL Facility and (ii) thereafter, to prepay the 2023 DDTL Facility. As noted above, both term loans have been retired through the application of the proceeds from senior unsecured notes and cash on hand.

Part II | Item 8. Notes to Consolidated Financial Statements | 11. Long-Term Debt
Revolving Credit Facility

On February 22, 2021, the Company entered into loan facilities including a $1.0 billion revolving credit facility (the “2021 Revolving Credit Facility”) with a syndicate of banks. The 2021 Revolving Credit Facility provides liquidity backstop. At December 31, 2022, the Company has zero outstanding against the 2021 Revolving Credit Facility.

On February 24, 2023, the Company replaced the 2021 Revolving Credit Facility that was due to expire in February 2024 and entered into a revolving credit facility (the "2023 Revolving Credit Facility") with a syndicate of banks and Bank of America, N.A., as Administrative Agent. The 2023 Revolving Credit Facility provides for borrowings for working capital and other general corporate purposes under aggregate commitments of $1.0 billion, with a sub-limit of $500 million available for letters of credit. The 2023 Revolving Credit Facility further provides for the ability to request, subject to customary terms and conditions, an increase in commitments thereunder by up to an additional $500 million.

The credit agreement for the 2023 Revolving Credit Facility contains financial maintenance covenants, including a minimum adjusted consolidated net worth test of no less than 70% of our adjusted consolidated net worth as of September 30, 2022 (plus (to the extent positive) or minus (to the extent negative) 70% of the impact on such adjusted consolidated net worth resulting from the application of a one-time transition adjustment for the LDTI accounting change for insurance contracts, and plus 50% of the aggregate amount of any increase in adjusted consolidated net worth resulting from equity issuances by the Company and its consolidated subsidiaries after September 30, 2022), and a maximum consolidated indebtedness to total capitalization ratio test not to exceed 35%. Commitments under the 2023 Revolving Credit Facility terminate on February 24, 2028.

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

On March 15, 1997, the Company, through its subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes were issued pursuant to Rule 144A under the Securities Act of 1933, as amended, and are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $20 million, $20 million, and $21 million for the years ended December 31, 2022, 2021 and 2020, respectively.

FHLB Loans

The Company received loans of $50 million from the FHLBI under its community investment program in both 2015 and 2014, which amortize on a straight-line basis over the loan term. The weighted average interest rate on these loans was 1.7% and 0.1% for the years ended December 31, 2022 and 2021, respectively.

The outstanding balance on these loans was $62 million and $67 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the loans were collateralized by mortgage-related securities and commercial mortgage loans with a carrying value of $96 million and $95 million, respectively.

12.     Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of nil were outstanding at both December 31, 2022 and 2021 and were recorded in other liabilities.

Part II | Item 8. Notes to Consolidated Financial Statements | 13. Income Taxes

13.     Income Taxes

U.S. Tax Law Changes

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA includes a new Federal alternative minimum tax (“AMT”), effective in 2023, that is based on 15% of an applicable corporation’s "adjusted financial statement income" (“AFSI”). A corporation will be subject to the AMT if its average pre-tax AFSI over three prior years (starting with 2020-2022) is greater than $1 billion (an “applicable corporation”). Upon becoming an applicable corporation, an entity will remain so for all future years, except under limited circumstances. The corporation’s AMT liability is payable to the extent the AMT liability exceeds regular corporate income tax. However, any AMT paid would be indefinitely available as a credit carryover that could reduce future regular corporate income tax in excess of AMT. We believe that we will be an applicable corporation starting in 2023. That determination is based on interpretations and assumptions we have made regarding the AMT provisions of the IRA, which may change once regulatory guidance is issued. As of December 31, 2022, we have not recorded any provision for the AMT. The U.S. Department of the Treasury is expected to issue regulatory guidance throughout 2023.

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

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, “the CARES ACT”, was signed into legislation. The CARES ACT includes tax provisions relevant to businesses that during 2020 impacted taxes related to 2018 and 2019. Some of the significant changes are reducing the interest expense disallowance for 2019 and 2020, allowing the five-year carryback of net operating losses for 2018-2020, suspension of the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, and the acceleration of depreciation expense from 2018 and forward on qualified improvement property. In 2020, the Company recognized a tax benefit of $16 million as a result of the CARES ACT. In addition, the Taxpayer Certainty & Disaster Tax Relief Act was enacted on December 27, 2020. There was no impact to taxes from this legislation in 2021 or 2020.

Effective Tax Rate

The components of the provision for federal, state and local income taxes were as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Current tax expense (benefit)
Federal	$(43)	$(71)	$(80)
State and local	1	(2)	2
Total current tax expense (benefit)	(42)	(73)	(78)
Deferred tax expense (benefit)
Federal	1,358	653	(703)
State and local	55	22	(73)
Total deferred tax expense (benefit)	1,413	675	(776)
Total income taxes	$1,371	$602	$(854)

Part II | Item 8. Notes to Consolidated Financial Statements | 13. Income Taxes
The federal income tax provisions differ from the amounts determined by multiplying pretax income attributable to the Company by the statutory federal income tax rate of 21% as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Income taxes at statutory rate	$1,493	$795	$(522)
State income taxes (1)	44	15	(56)
Dividends received deduction	(142)	(146)	(158)
Valuation allowance	2	—	1
U.S. federal tax reform impact (2)	—	—	(16)
Foreign and other tax credits (3)	(24)	(46)	(61)
Prior year deferred tax benefit	—	—	(53)
Other (4)	(2)	(16)	11
Income tax (benefit) expense	$1,371	$602	$(854)
Effective tax rate	19.3%	15.9%	34.3%

(1) For the year ended December 31, 2020, includes a benefit of $33 million relating to prior periods.
(2) For the year ended December 31, 2020, the benefit is the result of the CARES Act.
(3) For the years ended December 31, 2022, 2021 and 2020, this primarily represents the benefit from foreign tax credits generated by the fund investments of the variable life and annuity contracts.
(4) Aggregation of insignificant reconciling items that are less than 5% of the computed income tax expense (benefit).

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to tax. The DRD for the current period was estimated using information from 2021 and estimates of current year investments results. The actual current year DRD can vary based on factors including, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

Income Taxes Paid

Income taxes paid (refunded) were $(5) million, $(403) million, and $4 million in 2022, 2021 and 2020, respectively. The income taxes refunded in 2021 include $(314) million of taxes and $(24) million of net interest related to the IRS audit that closed during 2021 and $(73) million of refunds from the overpayment of 2020 taxes in 2021.

Part II | Item 8. Notes to Consolidated Financial Statements | 13. Income Taxes
Deferred Taxes and Assessment of Valuation Allowance

The tax effects of significant temporary differences that gave rise to deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2022	2021
Gross deferred tax asset
Difference between financial reporting and the tax basis of:
Policy reserves and other insurance items	$1,837	$2,695
Employee benefits	165	181
Derivative investments	789	1,128
Net unrealized losses	1,297	—
Net operating loss carryforward	587	306
Other	75	15
Total gross deferred tax asset	4,750	4,325
Valuation allowance	(910)	(2)
Gross deferred tax asset, net of valuation allowance	$3,840	$4,323
Gross deferred tax liability
Difference between financial reporting and the tax basis of:
Deferred acquisition costs and sales inducements	$(2,644)	$(2,873)
Other investment items	(781)	(23)
Net unrealized gains	—	(453)
Other	(30)	(20)
Total gross deferred tax liability	(3,455)	(3,369)
Net deferred tax asset	$385	$954

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

The Company is required to evaluate the recoverability of its deferred tax assets and establish a valuation allowance, if necessary, to reduce its deferred tax asset to an amount that is more-likely-than-not to be realizable. Considerable judgment and the use of estimates are required when determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. When evaluating the need for a valuation allowance, the Company considers many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of temporary differences; the length of time carryovers can be utilized; and any tax planning strategies the Company would employ to avoid a tax benefit from expiring unused.

The Company utilized a three-year rolling calculation of actual comprehensive income before taxes adjusted for permanent items to measure the cumulative losses in recent years. In 2020, the Company entered into a funds withheld coinsurance agreement with Athene. The cumulative comprehensive income includes items that are not indicative of the Company’s ability to generate future taxable income. As such, an adjustment was made to exclude the change in AOCI not attributable to the funds withheld coinsurance agreement with Athene. The change in AOCI attributable to these assets is excluded because our invested assets are generally invested to closely match the duration of our liabilities, which are longer duration in nature, and therefore the Company believes that the period-to-period fair market value fluctuations in AOCI are inconsistent when analyzing trends in our business. The changes in AOCI within the funds withheld account related to the Athene Reinsurance Transaction are not excluded because they offset the related earnings from the Athene Reinsurance

Part II | Item 8. Notes to Consolidated Financial Statements | 13. Income Taxes
Transaction included in pre-tax income and this appropriately results in removing the impact from the Athene Reinsurance Transaction from the cumulative income test which economically should be minimal over the life of the reinsured business. Based on these factors, it is reasonable that the Company rely on the estimated projection of future income as evidence in assessing the sources of taxable income available to realize the benefit of deferred tax assets.

The Company evaluated each component of the deferred tax asset and assessed the effects of limitations and/or interpretations on the value of such components to be fully recognized in the future. The Company also evaluated the likelihood of sufficient taxable income in the future to offset the available deferred tax assets based on evidence considered to be objective and verifiable. Based on the analysis at December 31, 2022 and 2021, the Company concluded that it is more-likely-than-not, that the $385 million and $954 million, respectively, of net deferred tax assets will be realized through future projected taxable income.

For the year ended December 31, 2022, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses for the life insurance group. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery, our capital loss carryback capacity, along with reversing capital deferred tax liabilities. As of December 31, 2022, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized. For the year ended December 31, 2022 and 2021, respectively, the Company recorded a $906 million and nil valuation allowance associated with the unrealized tax capital losses in the Life Insurance Companies' available for sale securities portfolio. All of the valuation allowance establishment was allocated to other comprehensive income.

At December 31, 2022 and 2021, respectively, the Company recorded a valuation allowance in the amount of $4 million and $2 million against the deferred tax assets associated with both realized and unrealized losses on capital assets, in the Non-life Companies', where it is not more-likely-than-not that the full tax benefit of the losses will be realized.

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

	December 31,
	2022	2021
Federal net operating and capital loss carryforwards (1)	$2,568	$1,280
Section 382 net operating loss from previous acquisition (2)	137	137
State net operating and capital loss carryforwards (3)	350	161
Foreign Tax Credit (4)	44	—
Alternative Minimum Credit (5)	6	6
Total	$3,105	$1,584

(1) Unlimited carryforward
(2) Begins to expire in 2026 with annual limitation of approximately $21 million.
(3) For the year ended December 31, 2022, includes $127 million with expiration of 0-20 years, and with $223 million unlimited carryforward.
(4) 10 year carryforward
(5) Subject to Section 383 limitations.

Accounting for Uncertainty in Income Taxes

The Company determines whether a tax position is more likely than not to be sustained upon examination by tax authorities. The portion of a tax position that is greater than the 50% likelihood of being realized is recorded on the financial statements and any unrecognized part of a position due to uncertainties are recorded as a liability and are charged

Part II | Item 8. Notes to Consolidated Financial Statements | 13. Income Taxes
to income tax in the period that determination is made. The Company has considered both permanent and temporary positions in determining the unrecognized tax benefit. At December 31, 2022, the Company held no reserves related to unrecognized tax benefits. For the year ended December 31, 2021, the Company decreased the reserve by $2 million related to a change in the calculation of its tax basis reserves as a result of the lapse of the statute of limitations, which resulted in no reserves related to unrecognized tax benefits at December 31, 2021.

The Company recognizes interest and penalties accrued, if any, related to unrecognized tax benefits as a component of income tax (benefit) expense. The Company did not recognize any interest and penalty expense in 2022, 2021 or 2020. For 2022 and 2021, the Company had accrued total interest expense of an immaterial amount and nil, respectively. For 2022 and 2021, the Company did not accrue any amounts for penalties.

Based on information available as of December 31, 2022, the Company believes that, in the next 12 months, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease.

Tax Examinations And Litigation

The Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2018. Tax years from 2018 to 2022 remain open under the statute of limitations. The 2018 IRS exam of the JFI non-life federal consolidated return closed during 2022 with no material impact to the Company. Certain of the Company’s subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 2011 to 2021. The Company does not anticipate any material changes from any of these audits.

Organization and Tax Sharing Agreements

Our U.S. federal consolidated income tax group includes both life companies and non-life companies. The Company files separate non-life and life insurance consolidated federal income tax returns with the U.S. federal government and various state and local jurisdictions, as well as certain foreign jurisdictions.

Jackson Financial and its non-life insurance subsidiaries, Jackson Holdings, LLC and PPM, file a consolidated non-life federal income tax return. Brooke Life files a consolidated life insurance company tax return with Jackson, JNY, and Squire Re II. Jackson National Life (Bermuda) LTD and VFL International Life Company SPC, LTD are taxed as controlled foreign corporations of Jackson. With the exception of several insignificant wholly-owned subsidiaries that are not included in the Brooke Life consolidated tax return, all other subsidiaries of Jackson are limited liability companies with all of their interests owned by Jackson. Accordingly, they are not considered separate entities for income tax purposes and, therefore, are taxed as part of the operations of Jackson. Income tax expense is calculated on a separate company basis.

Jackson Financial, Jackson Holdings LLC, and PPM have entered into written tax sharing agreements. These tax sharing agreements are generally based on a separate return basis with benefits for credits and losses.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 14. Commitments and Contingencies
At December 31, 2022, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $1,402 million. At December 31, 2022, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $1,169 million.

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

At December 31, 2022 and 2021, the Company had operating lease net ROU assets of $26 million and $31 million and associated lease liabilities of $36 million and $43 million, respectively, classified within other assets and other liabilities, respectively. Net lease expense was $46 million, $33 million, and $28 million in 2022, 2021 and 2020, respectively, including expenses associated with software leases.

The following table summarizes the components of operating lease costs and other information related to operating leases recorded within operating costs and other expenses, net of deferrals, (in millions):

	Years Ended December 31,
	2022	2021	2020
Lease Cost:
Operating leases (1)	$7	$8	$12
Variable lease costs	4	4	5
Sublease income	(3)	(4)	(5)
Net Lease Cost	$8	$8	$12

Other Information:
Cash paid for amounts included in the measurement of operating lease liability	$9	$11	$12
Weighted average lease term	6 years	7 years	7 years
Weighted average discount rate	3.9%	3.8%	3.8%
(1)    Operating lease costs exclude software leases, as intangible assets are excluded from the scope of Accounting Standard Codification 842, Leases.

Part II | Item 8. Notes to Consolidated Financial Statements | 15. Leases
At December 31, 2022, the maturities of operating lease liabilities were as follows (in millions):

2023	$9
2024	8
2025	6
2026	6
2027	4
Thereafter	7
Total	$40
Less: interest	4
Present value of lease liabilities	$36

16.    Share-Based Compensation

Prudential Share Plans

Historically, certain associates participated in various share award plans relating to Prudential shares and/or American Depositary Receipts (“ADRs”) that were tradable on the New York Stock Exchange. Outstanding non-vested Prudential ADRs granted as of December 31, 2020 were 6,241,847. In 2021, these plans were replaced through a re-issuance by Jackson Financial Inc.’s 2021 Omnibus Incentive Plan (the “Incentive Plan”) and the remaining outstanding awards were exchanged for awards under the new plan as further described below.

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

The Incentive Plan allows for stock-based awards including stock options, stock appreciation rights, restricted share awards, performance share awards, and deferred share units. The Incentive Plan has a ten-year term, expiring in September 2031. The Company currently has Restricted Share Unit and Performance Share Unit equity-based compensation awards outstanding. Dividend equivalents are generally accrued on restricted share units and performance share units outstanding as of the record date. These dividend equivalents are paid only on restricted share units and performance share units that ultimately vest. Generally, the requisite service period is the vesting period. In the case of retirement (eligibility for which is based on the associate's age and years of service as provided in the relevant award agreement), awards vest in full, but are subject to the satisfaction of any applicable performance criteria and paid in line with the original vesting date. The maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to awards under the Incentive Plan shall not exceed 11,000,000 shares. Shares for which payment is in cash, including the shares withheld to cover associate payroll taxes, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded or granted again under the Incentive Plan.

The Company reflects the cash settled awards of the above plan as a liability classified plan and, therefore, reports the accrued compensation expense and the value of the cash settled awards within other liabilities. At December 31, 2022 and 2021, the Company had $79 million and $80 million accrued for future payments under this plan, respectively.

Part II | Item 8. Notes to Consolidated Financial Statements | 16. Share-Based Compensation
Restricted Share Units ("RSUs")

JFI grants RSUs to certain associates and non-employee directors. The majority of associate RSUs are expected to vest in three equal installments on the first through third anniversaries of the grant date over a 3-year service period, subject to forfeiture and transfer restrictions, and are payable in cash or shares at the Company’s discretion. The associate awards granted in 2021 will have a shortened, 30-month vesting period. In addition, 1- and 2-year awards were issued in connection with the Company’s Demerger. RSUs have immediate dividend rights and voting rights upon issuance of underlying shares when the share units vest. In lieu of cash dividend payments, the dividends on unvested RSUs are awarded in additional units equal to the value of the dividends and are subject to the same vesting and distribution conditions as the underlying RSU.

Outstanding non-vested RSUs granted to associates were as follows:

Year Ended December 31, 2022	Share-Settled		Cash-Settled
	RSUs	Weighted-Average Grant Date Fair Value per Share	RSUs	Weighted-Average Grant Date Fair Value per Share
Non-vested at beginning of period	1,345,401	$26.65	1,920,880	$26.09
Granted (1)	400,179	$38.32	1,171,221	$38.74
Vested	(421,085)	$27.14	(836,671)	$26.98
Forfeited	(146,486)	$27.15	(98,657)	$29.01
Non-vested at end of period	1,178,009	$30.38	2,156,773	$32.89

(1) Includes dividend equivalents granted in the current period on awards outstanding

Year Ended December 31, 2021	Share-Settled		Cash-Settled
	RSUs	Weighted-Average Grant Date Fair Value per Share	RSUs	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	—	$—	—	$—
Granted (1)	641,312	$26.91	1,694,960	$26.57
Vested	—	$—	—	$—
Forfeited	—	$—	(8,772)	$26.41
Re-issuance due to modification	704,089	$26.41	234,692	$26.41
Nonvested at end of period	1,345,401	$26.65	1,920,880	$26.09

(1) Includes dividend equivalents granted in the current period on awards outstanding

Performance Share Units ("PSUs")

JFI grants PSUs to certain associates. PSU vesting is contingent on meeting a specified service requirement and the level of achievement of performance conditions. The PSU awards entitle recipients to receive, upon vesting, a number of units that ranges from 0% to 200% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The awards are generally expected to vest after a period of three years, subject to forfeiture and transfer restrictions, and are payable in cash or shares at the Company’s discretion. However, the awards granted in 2021 will have a shortened, 30-month vesting period. Award recipients have immediate dividend rights and voting rights upon issuance of underlying shares when the share units vest. The dividends on unvested PSUs are awarded in additional units equal to the value of the dividends and are subject to the same vesting and distribution conditions as the underlying PSUs. The modified PSU awards retained their vesting and performance conditions, modified to be based on U.S. GAAP based metrics, rather than IFRS.

Part II | Item 8. Notes to Consolidated Financial Statements | 16. Share-Based Compensation
Outstanding non-vested PSUs granted were as follows:

Year Ended December 31, 2022	Share-Settled		Cash-Settled
	PSUs	Weighted-Average Grant Date Fair Value per Share	PSUs	Weighted-Average Grant Date Fair Value per Share
Non-vested at beginning of period	5,775,795	$26.59	1,993,641	$26.56
Granted (1)	749,064	$37.75	292,132	$37.87
Vested	(2,127,430)	$26.64	(709,089)	$26.63
Forfeited	(322,099)	$27.00	(89,231)	$26.79
Non-vested at end of period	4,075,330	$28.59	1,487,453	$28.73
(1) Includes dividend equivalents granted in the current period on awards outstanding

Year Ended December 31, 2021	Share-Settled		Cash-Settled
	PSUs	Weighted-Average Grant Date Fair Value per Share	PSUs	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	—	$—	—	$—
Granted (1)	678,468	$27.95	294,976	$27.42
Vested	—	$—	—	$—
Forfeited	(43,753)	$26.41	(14,868)	$26.41
Re-issuance due to modification	5,141,080	$26.41	1,713,533	$26.41
Nonvested at end of period	5,775,795	$26.59	1,993,641	$26.56
(1) Includes dividend equivalents granted in the current period on awards outstanding

Compensation Cost

JFI charges the fair value of the restricted share units and performance share units to expense over the requisite service period. The fair value of equity-classified RSUs and PSUs is based on the price of JFI’s common stock on the grant date. The fair value of liability-classified RSUs and PSUs is based on the price of JFI’s common stock as of the reporting date. For performance-based awards, JFI estimates the number of shares expected to vest at the end of the performance period based on the probable achievement of the performance objectives. RSUs have graded vesting features and JFI recognizes expense for those awards on a straight-line basis over the requisite service period. The Company recognizes forfeitures as they occur when recognizing share-based compensation expense.

Total expense related to these share-based plans was as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Compensation expense recognized	$131	$129	$56
Income tax benefit recognized	$29	$26	$12

Unrecognized compensation cost for RSUs and PSUs under the Incentive Plan as of December 31, 2022 was $50 million with a weighted average recognition period of 1.07 years.

The shares issued under the Incentive Plan may be authorized and unissued, or reacquired treasury shares.

17.    Other Related Party Transactions

The Company's investment management operation, PPM, provides investment services to certain Prudential affiliated entities. The Company recognized $33 million, $28 million, and $37 million of revenue during the years ended December 31, 2022, 2021 and 2020, associated with these investment services. This revenue is included in fee income in the accompanying Consolidated Income Statements.

Part II | Item 8. Notes to Consolidated Financial Statements | 18. Statutory Accounting and Regulatory Matters
The investments in the segregated account related to the coinsurance agreement with Athene are subject to an investment management agreement between Jackson and Apollo Insurance Solutions Group LP (“Apollo”), which merged with Athene in 2022. Apollo management fees, which are calculated and paid monthly in arrears, are paid directly from the funds withheld account, administered by Athene. These payments were $83 million, $104 million, and $60 million during the years ended December 31, 2022, 2021 and 2020, associated with these services.

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

At December 31, 2022 and 2021, Jackson’s statutory capital and surplus was $6.0 billion and $6.1 billion, respectively. Jackson had statutory net income (loss) of $3,688 million, $136 million, and $(1,933) million, in 2022, 2021 and 2020, respectively.

Furthermore, at December 31, 2022 and 2021, Brooke Life’s statutory capital and surplus was $6.0 billion and $6.1 billion, respectively, which includes its investment in Jackson of $6.0 billion and $6.1 billion, in 2022 and 2021, respectively. Brooke Life’s statutory net income (loss) was $(109) million, $(94) million, and $(85) million in 2022, 2021, and 2020, respectively. Brooke Life’s statutory net income did not include dividend payments from Jackson in 2022 or 2021. Brooke Life paid dividends of $510 million to its parent in 2022 with no related dividend payments in 2021.

The Company’s consolidated assets are primarily those of its life insurance subsidiary, Jackson. Under the Michigan Insurance Code of 1956, Jackson must notify the Michigan Director of Insurance prior to payment of any dividend. Ordinary dividends on capital stock may only be distributed out of earned surplus, excluding any unrealized capital gains and the effect of permitted practices (referred to as adjusted earned surplus). Ordinary dividends are also limited to the greater of 10% of statutory surplus as of the preceding year end, excluding any increase arising from the application of permitted practices, or the statutory net income, excluding any net realized investment gains, for the twelve-month period ended on the preceding December 31. The Michigan Director of Insurance may approve payment of dividends in excess of these amounts, which would be deemed an extraordinary dividend. The maximum amount that would qualify as an ordinary dividend for Jackson, which would consequently be free from restriction and available for payment of dividends to Brooke Life in 2022, is estimated to be $3,688 million, subject to the availability of adjusted earned surplus as of the dividend date. At December 31, 2022, Jackson had $943 million adjusted earned surplus available for ordinary dividends. Furthermore, at December 31, 2022, Brooke Life had adjusted earned surplus of $545 million. The maximum amount that would qualify as an ordinary dividend for Brooke Life, which would consequently be free from restriction and available for payment of dividends to Brooke Life’s parent in 2023, is estimated to be $501 million, subject to the availability of adjusted earned surplus as of the dividend date.

On February 24, 2023, Jackson received approval from the Michigan Director of Insurance for a $600 million distribution to Jackson’s parent company, Brooke Life. The distribution is expected to occur in the first quarter of 2023. Brooke Life will subsequently upstream this distribution to its ultimate parent, Jackson Financial, except for $90 million of the distribution to be used for debt servicing of its surplus note payable.

Under Michigan insurance law, Value of Business Acquired ("VOBA") is reported as an admitted asset if certain criteria are met. Pursuant to Michigan insurance law, Jackson reported $33 million of statutory basis VOBA, at December 31, 2021, which was fully admissible. At December 31, 2022, Jackson's statutory basis VOBA was nil as the balance was fully amortized in 2022.

The NAIC has developed certain risk-based capital (“RBC”) requirements for life insurance companies. Under those requirements, compliance is determined by a ratio of a company’s total adjusted capital (“TAC”), calculated in a manner prescribed by the NAIC to its authorized control level RBC, calculated in a manner prescribed by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice the authorized control level RBC (“Company

Part II | Item 8. Notes to Consolidated Financial Statements | 18. Statutory Accounting and Regulatory Matters
action level RBC”). At December 31, 2022, Jackson and Brooke Life’s TAC remained well in excess of the Company action level RBC.

In addition, on the basis of statutory financial statements that insurers file with the state insurance regulators, the NAIC annually calculates twelve financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A usual range of results for each ratio is used as a benchmark and departure from the usual range on four or more of the ratios can lead to inquiries from individual state insurance departments. In 2022 and 2021, there were no significant exceptions with any ratios.

19.    Benefit Plans

The Company has a defined contribution retirement plan covering substantially all associates and certain affiliates. Effective January 1, 2020, associates are immediately eligible to participate in the Company’s matching contribution. To be eligible to participate in the Company’s profit-sharing contribution, an associate must have attained the age of 21, completed at least 1,000 hours of service in a 12-month period and passed their 12-month employment anniversary. In addition, the associate must be employed on the applicable January 1 or July 1 entry date. The Company’s annual profit-sharing contributions, as declared by Jackson’s Board of Directors, are based on a percentage of eligible compensation paid to participating associates during the year. In addition, the Company matches a participant’s elective contribution, up to 6 percent of eligible compensation, to the plan during the year. The Company’s expense related to this plan was $31 million, $32 million, and $34 million in 2022, 2021 and 2020, respectively.

The Company maintains non-qualified voluntary deferred compensation plans for certain associates and independent agents. At December 31, 2022 and 2021, the total aggregate liability for such plans was $469 million and $564 million, respectively, and was reported in other liabilities. The Company’s expense (income) related to these plans, including a match of elective deferrals for the agents’ deferred compensation plan and the change in value of participant elective deferrals, was $(47) million, $54 million, and $56 million in 2022, 2021 and 2020, respectively.

20.    Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Years Ended December 31,
	2022	2021	2020
Asset-based commission expenses	$1,010	$1,126	$907
Other commission expenses	846	1,042	1,020
Sub-advisor expenses	329	389	324
Athene ceding commission (1)	—	—	(1,202)
General and administrative expenses	875	1,078	985
Deferral of acquisition costs	(628)	(796)	(735)
Total operating costs and other expenses	$2,432	$2,839	$1,299

(1) See Note 8 to Consolidated Financial Statements for further information.

Part II | Item 8. Notes to Consolidated Financial Statements | 21. Accumulated Other Comprehensive Income
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

The following table represents changes in the balance of accumulated other comprehensive income ("AOCI"), net of income tax, related to unrealized investment gains (losses) (in millions):

	Years Ended December 31,
	2022	2021	2020
Balance, beginning of period (1)	$1,744	$3,821	$2,398

Change in unrealized appreciation (depreciation) of investments	(8,296)	(1,829)	2,598
Change in unrealized appreciation (depreciation) - other	382	90	131
Change in deferred tax asset	811	375	(602)
Other comprehensive income (loss) before reclassifications	(7,103)	(1,364)	2,127
Reclassifications from AOCI, net of tax	(122)	(713)	(704)
Other comprehensive income (loss)	(7,225)	(2,077)	1,423
Balance, end of period (1)	$(5,481)	$1,744	$3,821
(1)Includes $(2,106) million and $287 million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of December 31, 2022 and December 31, 2021, respectively.

The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Consolidated Income Statement

	Years Ended December 31,
	2022	2021	2020
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$(167)	$(932)	$(1,148)	Net gains (losses) on derivatives and investments
Other impaired securities	—	(10)	10	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	(167)	(942)	(1,138)
Amortization of deferred acquisition costs	12	32	247
Reclassifications, before income taxes	(155)	(910)	(891)
Income tax expense (benefit)	(33)	(197)	(187)
Reclassifications, net of income taxes	$(122)	$(713)	$(704)

22.    Equity

Common Stock

At the time of the Demerger, the Company had two classes of common stock: Class A Common Stock and Class B Common Stock. Both classes had a par value of $0.01 per share. Each share of Class A Common Stock was entitled to one vote per share. Each share of Class B Common Stock was entitled to one-tenth of one vote per share. Except for voting rights, the Company’s Class A Common Stock and Class B Common Stock had the same dividend rights, were equal in all other respects, and were otherwise treated as if they were one class of shares. On June 9, 2022, our shareholders approved the Third Amended and Restated Certificate of Incorporation, which amended and restated the Second Amended and Restated Certificate of Incorporation to eliminate the Class B Common Stock. At December 31, 2021, the Company was authorized to issue up to 900 million shares of Class A Common Stock and 100 million shares of Class B Common Stock. At December 31, 2022, the Company was authorized to issue up to 1 billion shares of common stock (formerly known as the Class A Common Stock at December 31, 2021).

Part II | Item 8. Notes to Consolidated Financial Statements | 22. Equity
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

On February 27, 2023, our Board of Directors authorized an increase of $450 million in our existing authorization to repurchase shares of our outstanding Class A Common Stock as part of the Company's share repurchase program. As of February 22, 2023, the Company had remaining authorization to purchase $90 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. There can be no assurance that we will continue share repurchases or approve any increase to, or approve any new, stock repurchase program, or as to the amount of any repurchases made pursuant to such programs.

The following table represents share repurchase activities as part of this share repurchase program:

	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
Period
2021 (October 1 - December 31)	5,778,649	$211	$36.51
Total 2021	5,778,649	211	36.51
2022 (January 1 - March 31)	3,433,610	140	40.84
2022 (April 1 - June 30)	1,870,854	66	35.15
2022 (July 1 - September 30)	1,200,000	39	32.75
2022 (October 1 - December 31)	1,142,105	38	33.33
Total 2022	7,646,569	283	37.05
2023 (January 1 - February 22)	409,037	$16	$39.56

Part II | Item 8. Notes to Consolidated Financial Statements | 22. Equity
The following table represents changes in the balance of common stock outstanding:

	Common Stock	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2020	94,464,343	—		94,464,343
Shares repurchased under repurchase program	—	(5,778,649)		(5,778,649)
Shares at December 31, 2021	94,464,343	(5,778,649)		88,685,694
Share-based compensation programs	10,568	1,640,405	(1)	1,650,973
Shares repurchased under repurchase program	—	(7,646,569)		(7,646,569)
Shares at December 31, 2022	94,474,911	(11,784,813)		82,690,098

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

The following table presents declaration date, record date, payment date and dividends paid per share of JFI’s common stock:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
Quarter Ended
03/31/2022	February 28, 2022	March 14, 2022	March 23, 2022	0.55
06/30/2022	May 9, 2022	June 2, 2022	June 16, 2022	0.55
09/30/2022	August 8, 2022	September 1, 2022	September 15, 2022	0.55
12/31/2022	November 7, 2022	December 1, 2022	December 15, 2022	0.55
Quarter Ended
12/31/2021	November 8, 2021	November 19, 2021	December 9, 2021	0.50

There were no dividends declared or paid to the Company’s shareholders for the year ended December 31, 2020.

Dividend equivalents are generally accrued on restricted share units and performance share units outstanding as of the record date. Dividend equivalents on restricted share units and performance share units that are ultimately payable in cash are recognized as compensation expense while those that are ultimately payable in shares are recognized as dividends.

Cumulative Effect of Changes in Accounting Principles

In 2020, the Company adopted ASU 2016-13 and all related amendments with a cumulative effect after-tax adjustment at December 31, 2020 of $56 million to reduce retained earnings primarily related to the Company’s commercial mortgage loans.

Part II | Item 8. Notes to Consolidated Financial Statements | 23. Earnings Per Share

23.    Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial Inc. shareholders by the weighted-average number of common shares outstanding during the period. When the Class B Common Stock was outstanding, except for voting rights, the two classes of common stock had the same dividend rights, were equal in all respects, and were otherwise treated as if they were one class of shares, including the treatment for the earnings per share calculations. Diluted earnings per share is calculated by dividing the net income (loss) attributable to Jackson Financial Inc. shareholders, by the weighted-average number of shares of common stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. In 2020, the Company did not have any outstanding share-based awards involving the issuance of the Company’s equity and, therefore, no impact to the diluted earnings per share calculation. Beginning in 2021, the Company granted it's first share-based awards subject to vesting provisions of the Incentive Plan, which have a dilutive effect. See Note 16 to Consolidated Financial Statements for further description of share-based awards.

The following table sets forth the calculation of earnings per common share:

	Years Ended December 31,
	2022	2021	2020
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$5,697	$3,183	$(1,634)

Weighted average shares of common stock outstanding - basic	85,513,787	93,994,520	67,658,901
Dilutive common shares	3,176,913	470,991	—
Weighted average shares of common stock outstanding - diluted	88,690,700	94,465,511	67,658,901

Earnings per share—common stock
Basic	$66.62	$33.86	$(24.14)
Diluted	$64.23	$33.69	$(24.14)

24.    Revision and Reclassifications of Prior Period Financial Statements

At September 30, 2022, the Company identified errors related to the classification of certain balances and amounts in line items of Consolidated Balance Sheets, Income Statements, and Statements of Cash Flows of its previously issued Consolidated Financial Statements. These errors consist of balances and amounts related to deferred sales inducement assets, liabilities for certain life-contingent annuities, sub-advisor fee expenses, and other operating expenses and do not impact previously reported net income, total equity, or net cash flows.

Management evaluated these errors and the impact to previously issued financial statements based upon SEC Staff Accounting Bulletin No. 99, Materiality, which has since been codified in Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections. Based on this evaluation, management has concluded that the adjustments and impact of these errors are not material to any previously issued quarterly or annual financial statements. However, to improve the consistency and comparability of the financial statements, management has revised previously reported financial statement line items and related disclosures in this report.

In addition, certain other immaterial amounts in prior period financial statements have been reclassified to conform to the current period presentation.

The following tables present Consolidated Balance Sheets and Income Statements line items affected by the revisions and reclassifications of previously reported financial statements, detailing amounts previously reported, the impact upon those line items due to revisions and reclassifications and amounts as currently revised within the financial statements. For the years ended December 31, 2021 and 2020 the reclassification also impacted the Consolidated Statements of Cash Flows in the amount of $61 million and $65 million, respectively, which increased financing cash flows offset by a decrease in operating cash flows. In addition, there were revisions reflected in our disclosures throughout this Form 10-K.

Part II | Item 8. Notes to Consolidated Financial Statements | 24. Revision and Reclassifications of Prior Period Financial Statements

Consolidated Balance Sheets (in millions)	As Previously Reported	Impact of Revisions and Reclassifications	As Revised
	12/31/21	12/31/21	12/31/21

Assets
Other assets	$853	$75	$928
Total assets	375,484	75	375,559
Liabilities
Reserves for future policy benefits and claims payable	17,629	1,038	18,667
Other contract holder funds	59,689	(963)	58,726
Notes issued by consolidated variable interest entities, at fair value under fair value option	—	1,404	1,404
Other liabilities	3,944	(1,404)	2,540
Total liabilities	364,410	75	364,485
Total liabilities and equity	$375,484	$75	$375,559

Consolidated Income Statements (in millions)	As Previously Reported	Impact of Revisions and Reclassifications	As Revised
	Year Ended	Year Ended	Year Ended
	12/31/21	12/31/21	12/31/21

Revenues
Fee income	$7,670	$389	$8,059
Premium	133	15	148
Net investment income	3,429	(5)	3,424
Total revenues	8,848	399	9,247
Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	913	57	970
Interest credited on other contract holder funds, net of deferrals and amortization	868	(34)	834
Operating costs and other expenses, net of deferrals	2,462	377	2,839
Amortization of deferred acquisition costs	521	(1)	520
Total benefits and expenses	4,801	399	5,200
Net income (loss)	$3,445	$—	$3,445

Consolidated Income Statements (in millions)	As Previously Reported	Impact of Revisions and Reclassifications	As Revised
	Year Ended	Year Ended	Year Ended
	12/31/20	12/31/20	12/31/20

Revenues
Fee income	$6,604	$324	$6,928
Premium	160	27	187
Net investment income	2,829	(11)	2,818
Total revenues	3,206	340	3,546
Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	1,284	78	1,362
Interest credited on other contract holder funds, net of deferrals and amortization	1,210	91	1,301
Operating costs and other expenses, net of deferrals	984	315	1,299
Amortization of deferred acquisition costs	(389)	(144)	(533)
Total benefits and expenses	5,697	340	6,037
Net income (loss)	$(1,637)	$—	$(1,637)

Part II | Item 8. Notes to Consolidated Financial Statements | 25. Selected Quarterly Financial Data (Unaudited)

25.    Selected Quarterly Financial Data (Unaudited)

At September 30, 2022, the Company identified errors related to the classification of certain balances and amounts in line items of Consolidated Balance Sheets, Income Statements, and Statements of Cash Flows of its previously issued Consolidated Financial Statements. See Note 24 to Consolidated Financial Statements for further description of revisions and reclassifications of prior period financial statements.

The following table contains quarterly financial information revised for the years ended December 31, 2022 and 2021 (in millions):

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Revenues (1)	$4,364	$5,606	$6,546	$341	$4,022	$1,575	$(381)	$1,725
Benefits and expenses (1)	1,978	2,020	2,895	879	1,995	1,323	572	977
Pretax income (loss)	2,386	3,586	3,651	(538)	2,027	252	(953)	748
Income tax expense (benefit)	330	586	717	(54)	559	(16)	(235)	87
Net income (loss)	2,056	3,000	2,934	(484)	1,468	268	(718)	661
Less: Net income (loss) attributable to noncontrolling interests	31	68	31	56	(11)	62	(8)	76
Net income (loss) attributable to Jackson Financial Inc.	$2,025	$2,932	$2,903	$(540)	$1,479	$206	$(710)	$585

Earnings per share
Basic	$23.45	$31.03	$33.77	$(5.72)	$17.38	$2.18	$(8.48)	$6.32
Diluted	$22.51	$31.03	$32.56	$(5.72)	$16.83	$2.18	$(8.48)	$6.19

(1) As discussed above, we recorded out of period reclassifications affecting Revenues and Benefits and expenses. The out of period reclassifications increased Revenues by $27 million and $63 million for each of the three months ended June 30, 2022 and March 31, 2022, respectively. Similarly, the reclassification increased Revenues by $103 million, $89 million, $109 million and $99 million for each of the three months ended December 31, 2021, September 30, 2021 June 30, 2021 and March 31, 2021, respectively. The increase in Revenues is directly offset by an increase to Benefits and expenses for the respective periods indicated.
26.    Subsequent Events

The Company has evaluated subsequent events through the date these Consolidated Financial Statements were issued.

Dividends Declared to Shareholders

On February 27, 2023, our Board of Directors approved a first quarter cash dividend on JFI's common stock of $0.62 per share, payable on March 23, 2023, to shareholders of record on March 14, 2023.

Share Repurchase Authorization

On February 27, 2023, our Board of Directors authorized an increase of $450 million to our existing share repurchase authorization of JFI's Common Stock.

Schedule I
Jackson Financial Inc.
Summary of Investments—Other Than Investments in Related Parties
(In millions)

	As of December 31, 2022
			Amount at
			Which Shown
	Cost or		on Balance
Type of Investment	Amortized Cost	Fair Value	Sheet
Debt securities:
Bonds:
U.S. government securities	$6,192	$5,185	$5,185
Other government securities	1,719	1,467	1,467
Public utilities	5,893	5,225	5,225
Corporate securities	28,803	25,146	25,146
Residential mortgage-backed	510	464	464
Commercial mortgage-backed	1,821	1,638	1,638
Other asset-backed securities	6,133	5,637	5,637
Total debt securities	51,071	44,762	44,762
Equity securities	393	393	393
Mortgage loans	11,549	N/A	11,549
Policy loans	4,377	N/A	4,377
Derivative instruments	1,270	N/A	1,270
Other invested assets	2,815	N/A	3,595
Total investments	$71,475		$65,946

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule II
Jackson Financial Inc.
(Parent Company Only)
Balance Sheets
(In millions, except share data)

	December 31,
	2022	2021
Assets
Debt securities, available-for-sale	$450	$—
Investment in subsidiaries	8,043	10,073
Cash and cash equivalents	226	604
Accrued investment income	1	—
Intercompany receivables	2,054	2,064
Deferred income taxes, net	—	2
Other assets	4	3
Total assets	$10,778	$12,746

Liabilities and Equity
Liabilities
Senior Notes due 2023 - unaffiliated (1) (2)	598	596
Senior Notes due 2027 - unaffiliated (1) (2)	397	—
Senior Notes due 2031 - unaffiliated (1) (2)	493	495
Senior Notes due 2032 - unaffiliated (1) (2)	347	—
Senior Notes due 2051 - unaffiliated (1) (2)	488	490
Term loan due 2023 - unaffiliated (1)	—	751
Deferred income taxes, net	1	—
Intercompany payables	19	—
Other liabilities	12	20
Total liabilities	2,355	2,352
Equity
Common stock, (i) at December 31, 2022, common stock (formerly known as the Class A Common Stock at December 31, 2021) 1,000,000,000 shares authorized, $0.01 par value per share and 82,690,098 shares issued and outstanding (ii) at December 31, 2021, Class A Common Stock 900,000,000 shares authorized, $0.01 par value per share and 88,046,833 shares issued and outstanding and Class B Common Stock 100,000,000 shares authorized, $0.01 par value per share and 638,861 shares issued and outstanding (See Note 22 to Consolidated Financial Statements)	1	1
Additional paid-in capital	6,063	6,051
Treasury stock, at cost; 11,784,813 and 5,778,649 shares at December 31, 2022 and 2021, respectively.	(443)	(211)
Accumulated other comprehensive income	(5,481)	1,744
Retained earnings (deficit)	8,283	2,809
Total equity	8,423	10,394
Total liabilities and equity	$10,778	$12,746
(1) See Note 11 - Long-Term Debt to our Consolidated Financial Statements for additional information regarding these borrowings.
(2) Includes unamortized debt issuance costs totaling $20 million and $17 million for the senior notes on a combined basis at December 31, 2022 and 2021, respectively.

(continued)

Schedule II
Jackson Financial Inc.
(Parent Company Only)
Statements of Income
(In millions)

	For the Years Ended December 31,
	2022	2021	2020
Revenues
Net investment income	$10	$—	$—
Dividends from subsidiaries	510	—	—
Interest income from subsidiaries	90	90	49
Total revenues	610	90	49

Benefits and Expenses
Interest expense	76	15	4
Operating costs and other expenses	29	53	17
Total benefits and expenses	105	68	21
Pretax income	505	22	28
Income tax expense (benefit)	(1)	9	10
Subsidiary equity earnings (loss)	5,191	3,170	(1,652)
Net income (loss)	$5,697	$3,183	$(1,634)

(continued)

Schedule II
Jackson Financial Inc.
(Parent Company Only)
Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$5,697	$3,183	$(1,634)
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary equity earnings	(5,191)	(3,170)	1,652
Interest expense	76	15	4
Amortization of discount and premium on investments	(5)	—	—
Change in other assets and liabilities, net	4	(43)	4
Net cash provided by (used in) operating activities	581	(15)	26

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	—	—	—
Purchases of:
Debt securities	(445)	—	—
Other investing activities	—	—	—
Net cash provided by (used in) investing activities	(445)	—	—

Cash flows from financing activities:
Net proceeds from (payments on) borrowings	(750)	740	—
Net proceeds from issuance of senior notes	750	1,593	—
Debt issuance costs	(7)	(28)	—
Dividends on common stock	(186)	(50)	—
Capital distribution to subsidiary	—	(1,550)	(526)
Share based compensation	—	123	—
Purchase of treasury stock	(321)	(211)	—
Common stock issuance—Athene	—	—	500
Net cash provided by (used in) financing activities	(514)	617	(26)
Net increase (decrease) in cash and short-term investments	(378)	602	—
Cash and cash equivalents, beginning of year	604	2	2
Total cash and cash equivalents, end of year	$226	$604	$2

Non-cash financing transactions
Non-cash dividend equivalents on stock based awards	$(13)	$—	$—
Non-cash debt restructuring transactions	$—	$—	$(2,350)
Shares issued in settlement of the debt restructuring	$—	$—	$2,350

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule III
Jackson Financial Inc.
Supplemental Insurance Information
(In millions)

		Reserves for
	Deferred	Future Policy
	Acquisition	Benefits and	Other Contract
	Costs	Claims Payable	Holder Funds
December 31, 2022
Retail Annuities	$13,448	$2,214	$36,460
Closed Life and Annuity Blocks	132	12,059	12,716
Institutional Products	—	—	9,019
Corporate and Other	(158)	—	—
Total	$13,422	$14,273	$58,195

December 31, 2021
Retail Annuities	$14,128	$5,980	$36,737
Closed Life and Annuity Blocks	126	12,687	13,159
Institutional Products	—	—	8,830
Corporate and Other	(5)	—	—
Total	$14,249	$18,667	$58,726

December 31, 2020
Retail Annuities	$13,739	$9,078	$38,962
Closed Life and Annuity Blocks	134	13,434	13,492
Institutional Products	—	—	11,138
Corporate and Other	24	—	—
Total	$13,897	$22,512	$63,592

(continued)

Schedule III
Jackson Financial Inc.
Supplemental Insurance Information
(In millions)

			Interest Credited	Deferred
			on Other	Acquisition and	Operating
		Net Investment	Contract Holder	Sales Inducements	Costs and
	Premium	Income	Funds	Amortization	Other Expenses
December 31, 2022
Retail Annuities	$10	$403	$254	$435	$2,174
Closed Life and Annuity Blocks	134	706	407	6	130
Institutional Products	—	312	201	—	5
Corporate and Other	—	65	—	12	123
Segment subtotal	144	1,486	862	453	2,432
Non-operating items (1)	(12)	1,275	—	1,290	—
Total	$132	$2,761	$862	$1,743	$2,432

December 31, 2021
Retail Annuities	$15	$692	$226	$197	$2,456
Closed Life and Annuity Blocks	145	950	420	14	180
Institutional Products	—	260	188	—	5
Corporate and Other	—	55	—	34	146
Segment subtotal	160	1,957	834	245	2,787
Non-operating items (1)	(12)	1,467	—	275	52
Total	$148	$3,424	$834	$520	$2,839

December 31, 2020
Retail Annuities	$27	$956	$477	$57	$2,158
Closed Life and Annuity Blocks	172	778	436	17	187
Institutional Products	—	355	250	—	5
Corporate and Other	—	(35)	—	20	134
Segment subtotal	199	2,054	1,163	94	2,484
Non-operating items (1)	(12)	764	138	(627)	(1,185)
Total	$187	$2,818	$1,301	$(533)	$1,299
(1) See Note 3. Segment Information for further details on the non-operating items.

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule IV
Jackson Financial Inc.
Reinsurance
For the Years Ended December 31, 2022, 2021, and 2020
(In millions)

					% Amount
					Assumed to
	Gross Amount	Ceded	Assumed	Net Amount	Net
2022
Life insurance in-force	$86,792	$49,007	$15,976	$53,761	29.7%
Insurance premium
Life insurance	$325	$228	$37	$134	27.6%
Accident and health	25	28	3	—
Payout annuity	10	—	—	10
Annuity guaranteed benefits	—	12	—	(12)
Total insurance premium	$360	$268	$40	$132	30.3%

2021
Life insurance in-force	$105,704	$63,548	$16,358	$58,514	28.0%
Insurance premium
Life insurance	$354	$247	$38	$145	26.2%
Accident and health	38	42	4	—
Payout annuity	15	—	—	15
Annuity guaranteed benefits	—	12	—	(12)
Total insurance premium	$407	$301	$42	$148	28.4%

2020
Life insurance in-force	$118,328	$72,188	$17,034	$63,174	27.0%
Insurance premium
Life insurance	$273	$142	$42	$173	24.5%
Accident and health	36	41	5	—
Payout annuity	27	—	—	27
Annuity guaranteed benefits	—	13	—	(13)
Total insurance premium	$336	$196	$47	$187	25.1%

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule V
Jackson Financial Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2022 and 2021
(In millions)

	Balance at	Charged to
	Beginning	Costs and				Balance at
	of Period	Expenses		Deductions		End of Period
2022
Allowance for credit losses on debt securities	$9	$36		$(22)	(1)	$23
Allowances for credit losses on mortgage and other loans	94	—		1	(2)	95
Allowance for credit losses on reinsurance recoverable	12	3		—		15
Valuation allowance on deferred tax asset	2	908	(3)	—		910
	$117	$947		$(21)		$1,043

2021
Allowance for credit losses on debt securities	$14	$11		$(16)	(1)	$9
Allowances for credit losses on mortgage and other loans	179	—		(85)	(2)	94
Allowance for credit losses on reinsurance recoverable	13	—		(1)		12
Valuation allowance on deferred tax asset	2	—		—		2
	$208	$11		$(102)		$117
(1) Represents reductions for securities disposed.
(2) Represents provision (release) of allowance for write-offs.
(3) Includes $906 million valuation allowance during the year ended December 31, 2022, associated with the unrealized tax losses in the companies' available for sale securities portfolio, see Note 13. Income Taxes for further information.

See the accompanying Report of Independent Registered Public Accounting Firm

Part II Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this Report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and determined our disclosure controls and procedures were not effective due to a newly identified material weakness, as described below. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Notwithstanding such material weakness, management has concluded that the Company’s consolidated financial statements included in this Annual Report on Form 10-K, when read with the notes thereto, present fairly in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control Over Financial Reporting

Management of Jackson Financial Inc. (“Jackson Financial”) along with its subsidiaries (collectively, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the oversight of Jackson Financial's Audit Committee, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under that framework, the Company’s management has concluded that, due to the material weakness described below, our internal control over financial reporting was not effective as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness relates to ineffective risk assessment of a process level control used to determine our nonperformance risk adjustment in developing the discount rate used to estimate the fair value of some of the guarantee features of our variable annuity products. Specifically, management determined that the evidence of evaluation around the consideration of changes in factors that could have a material impact on the discount rate was insufficient to demonstrate that an effective control existed.

This newly identified material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

Part II Item 9A. Controls and Procedures

Our independent registered public accounting firm, KPMG LLP, who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company's internal control over financial reporting. KPMG LLP's report appears on page 105 of this Annual Report on Form 10-K.

Remediation Efforts on Previously Identified Material Weakness

We described in the Company's Form 10, Note 2—Restatement of Previously Issued Financial Statements to our audited financial statements, the background to the restatement of our previously-issued audited financial statements for the year ended December 31, 2020. Our management has concluded that the restatement resulted from a material weakness in our internal control over financial reporting as of December 31, 2020. Due to continued existence of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021.

As a result of the material weakness, our management identified the need for stronger controls when assessing the accounting for significant and unusual transactions that involve a high degree of judgment and complexity, along with the need for additional technical U.S. GAAP accounting expertise. Our management implemented new controls, and enhanced certain existing controls, related to the assessment of accounting policies applied to significant and unusual transactions and hired additional resources with technical U.S. GAAP accounting expertise. Through these actions and through testing that the applicable controls have operated for a sufficient period of time, our Chief Executive Officer and Chief Financial Officer concluded that these controls are operating effectively and the material weakness has been remediated as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

As described above, the Company took steps to remediate the prior material weakness in its internal control over financial reporting. Other than the changes related to the prior identified material weakness, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company will begin remediation of the newly identified material weakness in the first quarter of 2023 and expects that it will be remediated by the end of the year. Remediation will include enhanced evaluation of factors that could have a material impact on the discount rate including the evidence supporting such evaluation.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

All information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for the Company's 2023 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A. Information about our Executive Officers is also located in Item 1. Business of this Form 10-K.

Item 11. Executive Compensation

See Item 10 above.

Part III Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

See Item 10 above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 10 above.

Item 14. Principal Accountant Fees and Services

See Item 10 above.

Part IV Item 15. Exhibits, Financial Statement Schedules

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as exhibits hereto:

Number	Description
2.1
Demerger Agreement, between Prudential plc and Jackson Financial Inc., dated as of August 6, 2021, incorporated by reference to Exhibit 2.1 of Jackson Financial Inc.’s Current Report on Form 8-K, dated August 6, 2021.

3.1
Third Amended and Restated Certificate of Incorporation of Jackson Financial Inc., dated as of June 9, 2022, incorporated by reference to Exhibit 3.1 of Jackson Financial Inc.’s Current Report on Form 8-K, dated June 10, 2022.

3.2
Amended and Restated By-Laws of Jackson Financial Inc., dated as of December 8, 2022, incorporated by reference to Exhibit 3.3 of Jackson Financial Inc.’s Current Report on Form 8-K, dated December 12, 2022.

4.1
Form of Class A Common Stock Certificate, incorporated by reference to Exhibit 4.1 of Jackson Financial Inc.’s Amendment No. 1 to General Form for Registration of Securities on Form 10, dated April 16, 2021.

4.2
Indenture, dated as of November 23, 2021, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of Jackson Financial Inc.’s Current Report on Form 8-K, dated November 23, 2021.

4.3
First Supplemental Indenture, dated as of November 23, 2021, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 1.125% Senior Notes due 2023, incorporated by reference to Exhibit 4.2 of Jackson Financial Inc.’s Current Report on Form 8-K, dated November 23, 2021.

4.4
Second Supplemental Indenture, dated as of November 23, 2021, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.125% Senior Notes due 2031, incorporated by reference to Exhibit 4.3 of Jackson Financial Inc.’s Current Report on Form 8-K, dated November 23, 2021.

4.5
Third Supplemental Indenture, dated as of November 23, 2021, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4.000% Senior Notes due 2051, incorporated by reference to Exhibit 4.4 of Jackson Financial Inc.’s Current Report on Form 8-K, dated November 23, 2021.

4.6
Fourth Supplemental Indenture, dated as of June 8, 2022, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.170% Senior Notes due 2027, incorporated by reference to Exhibit 4.2 of Jackson Financial Inc.’s Current Report on Form 8-K, dated June 8, 2022.

4.7
Fifth Supplemental Indenture, dated as of June 8, 2022, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.670% Senior Notes due 2032, incorporated by reference to Exhibit 4.3 of Jackson Financial Inc.’s Current Report on Form 8-K, dated June 8, 2022.

4.8*	Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1
Registration Rights Agreement, among Jackson Financial Inc., Prudential plc and Athene Co-Invest Reinsurance Affiliate 1A Ltd., dated as of August 6, 2021, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Current Report on Form 8-K, dated August 6, 2021.

Part IV Item 15. Exhibits, Financial Statement Schedules

10.2
Letter Agreement by and among Prudential plc, Jackson Financial Inc. and Athene Co-Invest Reinsurance Affiliate 1A Ltd., dated as of August 6, 2021, incorporated by reference to Exhibit 10.2 of Jackson Financial Inc.’s Current Report on Form 8-K, dated August 6, 2021.

10.3
Coinsurance Agreement, dated as of June 18, 2020, by and between Jackson National Life Insurance Company and Athene Life Re Ltd., incorporated by reference to Exhibit 10.2 of Jackson Financial Inc.’s General Form for Registration of Securities on Form 10, dated March 22, 2021.

10.4
Amendment No. 1 to Coinsurance Agreement, dated as of September 30, 2020, by and between Jackson National Life Insurance Company and Athene Life Re Ltd., incorporated by reference to Exhibit 10.2.1 of Jackson Financial Inc.’s General Form for Registration of Securities on Form 10, dated March 22, 2021.

10.5
Investment Agreement, dated as of June 18, 2020, by and between Athene Life Re Ltd. and Brooke (Holdco1) Inc., incorporated by reference to Exhibit 10.3 of Jackson Financial Inc.’s General Form for Registration of Securities on Form 10, dated March 22, 2021.

10.6†
Jackson Financial Inc. 2021 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.6. of Jackson Financial Inc.’s Amendment No. 1 to its General Form for Registration of Securities on Form 10, dated April 16, 2021.

10.7
Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.7 of Jackson Financial Inc.’s Amendment No. 1 to its General Form for Registration of Securities on Form 10, dated April 16, 2021.

10.8*
Revolving Credit Agreement, dated as of February 24, 2023, among Jackson Financial Inc., the Subsidiary Account Parties, as additional obligors, the banks party thereto and Bank of America, N.A., as Administrative Agent.

10.9†
Separation Letter, dated as of October 19, 2020, by and between PPM America, Inc. and Mark Mandich, incorporated by reference to Exhibit 10.12 of Jackson Financial Inc.’s General Form for Registration of Securities on Form 10, dated March 22, 2021.

10.10†
Offer Letter Agreement, dated as of December 12, 2019, by and between Axel André and Jackson National Life Insurance Company, incorporated by reference to Exhibit 10.15 of Jackson Financial Inc.’s General Form for Registration of Securities on Form 10, dated March 22, 2021.

10.11†
Offer Letter Agreement, dated as of January 8, 2020, by and between Chad Myers and Jackson National Life Insurance Company, incorporated by reference to Exhibit 10.16 of Jackson Financial Inc.’s General Form for Registration of Securities on Form 10, dated March 22, 2021.

10.12*†	Letter Agreement, executed December 29, 2022, by and between P. Chadwick Myers and Jackson National Life Insurance Company.
10.13†
Executive Contract of Employment, dated as of October 11, 2018, by and between Michael Falcon, Jackson National Life Insurance Company and Prudential PLC, incorporated by reference to Exhibit 10.17 of Jackson Financial Inc.’s General Form for Registration of Securities on Form 10, dated March 22, 2021.

10.14†
Offer Letter Agreement, dated as of October 11, 2018, by and between Michael Falcon and Prudential PLC, 2018, incorporated by reference to Exhibit 10.18 of Jackson Financial Inc.’s General Form for Registration of Securities on Form 10, dated March 22, 2021.

10.15†
Letter Agreement, dated as of April 5, 2020, by and between Michael Falcon and Prudential PLC, incorporated by reference to Exhibit 10.19 of Jackson Financial Inc.’s General Form for Registration of Securities on Form 10, dated March 22, 2021.

10.16†
Separation Agreement, dated as of March 26, 2021, by and between Axel André and Jackson National Life Insurance Company, incorporated by reference to Exhibit 10.18 of Jackson Financial Inc.’s Amendment No. 1 to its General Form for Registration of Securities on Form 10, dated April 16, 2021.

Part IV Item 15. Exhibits, Financial Statement Schedules

10.17†
Separation Agreement, dated as of April 5, 2021, by and between Michael Falcon and Jackson National Life Insurance Company, incorporated by reference to Exhibit 10.19 of Jackson Financial Inc.’s Amendment No. 1 to its General Form for Registration of Securities on Form 10, dated April 16, 2021.

10.18†
Separation Agreement, dated as of May 1, 2021, by and between Mark Mandich and PPM America, Inc., incorporated by reference to Exhibit 10.20 of Jackson Financial Inc.’s Amendment No. 3 to its General Form for Registration of Securities on Form 10, dated July 14, 2021.

10.19†
Separation Agreement, dated as of April 5, 2021, by and between Andrew J. Bowden and Jackson National Life Insurance Company, incorporated by reference to Exhibit 10.8 of Jackson National Life Insurance Company’s Post-Effective Amendment No. 1 to its Registration Statement under the Securities Act of 1933, as amended, on Form S-1, dated April 22, 2022.

10.20†
Offer Letter Agreement, dated as of February 10, 2021, by and between Laura L. Prieskorn, incorporated by reference to Exhibit 10.19 of Jackson National Life Insurance Company’s Post-Effective Amendment No. 1 to its Registration Statement under the Securities Act of 1933 on Form S-1, dated April 22, 2022.

10.21†
Offer Letter, dated as of December 13, 2021, by and between Scott E. Romine, incorporated by reference to Exhibit 10.20 of Jackson National Life Insurance Company’s Post-Effective Amendment No. 1 to its Registration Statement under the Securities Act of 1933 on Form S-1, dated April 22, 2022.

10.22†
Offer Letter Agreement, dated as of February 10, 2021, by and between Marcia L. Wadsten, incorporated by reference to Exhibit 10.21 of Jackson National Life Insurance Company’s Post-Effective Amendment No. 1 to its Registration Statement under the Securities Act of 1933 on Form S-1, dated April 22, 2022.

10.23
Class A Common Stock Repurchase Agreement, dated as of December 11, 2021, between Jackson Financial Inc. and Prudential plc, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Current Report on Form 8-K, dated December 13, 2021.

10.24
Class A Common Stock Repurchase Agreement, dated as of December 11, 2021, between Jackson Financial Inc. and Athene Co-Invest Reinsurance Affiliate 1A Ltd., incorporated by reference to Exhibit 10.2 of Jackson Financial Inc.’s Current Report on Form 8-K, dated December 13, 2021.

10.25
Class A Common Stock Repurchase Agreement, dated as of March 12, 2022, between Jackson Financial Inc. and Athene Co-Invest Reinsurance Affiliate 1A Ltd., incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Current Report on Form 8-K, dated March 14, 2022.

10.26†
Form of Notice of Award of Restricted Shares and 2022 Director Restricted Shares Award Agreement (annual equity retainer), between Jackson Financial Inc. and Derek G. Kirkland, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, dated August 10, 2022.

10.27†
Form of Notice of Award of Restricted Shares and 2022 Director Restricted Shares Award Agreement (equity in lieu of cash retainer), between Jackson Financial Inc. and Derek G. Kirkland, incorporated by reference to Exhibit 10.2 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, dated August 10, 2022.

10.28†
Form of Notice of Award of Restricted Share Units and 2022 Director Restricted Share Unit Agreement (annual equity retainer), between Jackson Financial Inc. and each of Lily Fu Claffee, Gregory T. Durant, Steven A. Kandarian, Drew Lawton, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher, incorporated by reference to Exhibit 10.3 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, dated August 10, 2022.

10.29†
Form of Notice of Award of Restricted Share Units and 2022 Director Restricted Share Unit Agreement (equity in lieu of cash retainer), between Jackson Financial Inc. and each of Lily Fu Claffee, Martin J. Lippert, and Esta E. Stecher, incorporated by reference to Exhibit 10.4 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, dated August 10, 2022.

Part IV Item 15. Exhibits, Financial Statement Schedules

10.30†
Form of Notice of Award of Performance Units and the 2021 Performance Unit Award Agreement, between Jackson Financial Inc. and Scott E. Romine, incorporated herein by reference to Exhibit 10.25 to Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.31†
Form of Notice of Award of Restricted Share Units and the 2021 Restricted Share Unit Award Agreement, between Jackson Financial Inc. and Scott E. Romine, incorporated herein by reference to Exhibit 10.26 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.32†
Form of Notice of Award of Restricted Share Units and the 2021 Celebration Award Restricted Share Unit Award Agreement, between Jackson Financial Inc. and Scott E. Romine, incorporated herein by reference to Exhibit 10.27 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.33†
Form of Equity Award Exchange Notice and the 2019 PRUDENTIAL PLC LONG TERM INCENTIVE PLAN AWARD CERTIFICATE (converted to performance share units, and 75 percent share and 25 percent cash settled), for Scott E. Romine, incorporated by reference to Exhibit 10.9 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, dated May 11, 2022.

10.34†
Form of Equity Award Exchange Notice and the 2020 PRUDENTIAL PLC LONG TERM INCENTIVE PLAN AWARD CERTIFICATE (converted to performance share units, and 75 percent share settled and 25 percent cash settled), for Scott E. Romine, incorporated by reference to Exhibit 10.10 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, dated May 11, 2022.

10.35†
Form of Notice of Award of Restricted Share Units and the 2022 Restricted Share Unit Award Agreement (including Notice that Restricted Share Units are share settled), between Jackson Financial Inc. and each of P. Chad Myers, Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten, incorporated by reference to Exhibit 10.11 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, dated May 11, 2022.

10.36†
Form of Notice of Award of Performance Units and the 2022 Performance Unit Award Agreement (including Notice that Performance Units are share settled), between Jackson Financial Inc. and each of P. Chad Myers, Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten, incorporated by reference to Exhibit 10.12 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, dated May 11, 2022.

10.37†
Form of Notice of Award of Performance Units and the 2022 Amended and Restated Performance Unit Award Agreement (including Notice that Performance Units are share settled), between Jackson Financial Inc. and each of P. Chad Myers, Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten, incorporated by reference to Exhibit 10.13 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, dated May 11, 2022.

10.38†
Jackson Financial Inc. Severance Plan, dated as of November 7, 2022, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, dated November 10, 2022.

10.39†
Form of Notice of Award of Performance Units and the 2021 Performance Unit Award Agreement (including Notice that Performance Units are share settled), between Jackson Financial Inc. and each of P. Chad Myers, Laura L. Prieskorn, Craig D. Smith, and Marcia L. Wadsten, incorporated by reference to Exhibit 10.25 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.40†
Form of Notice of Award of Restricted Share Units and the 2021 Restricted Share Unit Award Agreement, between Jackson Financial Inc. and each of P. Chad Myers, Laura L. Prieskorn, Craig D. Smith, and Marcia L. Wadsten,  incorporated by reference to Exhibit 10.26 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

Part IV Item 15. Exhibits, Financial Statement Schedules

10.41†
Form of Notice of Award of Restricted Share Units and the 2021 Celebration Award Restricted Share Unit Award Agreement, between Jackson Financial Inc. and each of P. Chad Myers, Laura L. Prieskorn, Craig D. Smith, and Marcia L. Wadsten, incorporated by reference to Exhibit 10.27 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.42†
Form of Notice of Award of Restricted Share Units and the 2021 Founder’s Award Restricted Share Unit Award Agreement, between Jackson Financial Inc. and each of Laura L. Prieskorn and Marcia L. Wadsten,  incorporated by reference to Exhibit 10.28 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.43†
Form of the 2021 Director Restricted Share Unit Agreement and notice of grant (annual equity in lieu of cash retainer), between Jackson Financial Inc. and each of Lily Fu Claffee, Martin J. Lippert and Esta E. Stecher, incorporated by reference to Exhibit 10.29 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.44†
Form of the 2021 Director Restricted Share Unit Agreement and Notice of grant (annual equity retainer), between Jackson Financial Inc. and each of Lily Fu Claffee, Gregory T. Durant, Steven A. Kandarian, Derek G. Kirkland, Drew E. Lawton, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher, incorporated by reference to Exhibit 10.30 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.45†
Form of the 2021 Director Restricted Shares Award Agreement and Notice of grant (annual equity retainer October 1, 2021-May 31, 2022), between Jackson Financial Inc. and each of Derek G. Kirkland and Russell G. Noles, incorporated by reference to Exhibit 10.31 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.46†
Form of the 2021 Converted Cash Retainer Director Restricted Shares Award Agreement and Notice of grant (annual equity in lieu of cash retainer October 1, 2021-May 31, 2022), between Jackson Financial Inc. and each of Russell G. Noles and Derek G. Kirkland, incorporated by reference to Exhibit 10.32 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.47†
Form of the 2021 Director Restricted Shares Award Agreement – Founders' Award, between Jackson Financial Inc. and each of Derek G. Kirkland and Russell G. Noles,  incorporated by reference to Exhibit 10.33 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.48†
Form of the 2021 Director Restricted Share Unit Agreement – Founders' Award, between Jackson Financial Inc. and each of Lily Fu Claffee, Gregory T. Durant, Drew E. Lawton, Martin J. Lippert, and Esta E. Stecher, incorporated by reference to Exhibit 10.34 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.49†
Form of Equity Award Exchange Notice and the PRUDENTIAL PLC Restricted Stock Plan 2015 U.S. Award Certificate (converted to restricted share units, and 75 percent share settled and 25 percent cash settled), between Jackson Financial Inc. and each of P. Chad Myers, Laura L. Prieskorn, and Marcia L. Wadsten, incorporated by reference to Exhibit 10.35 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.50†
Form of Equity Award Exchange Notice and the 2019 PRUDENTIAL PLC LONG TERM INCENTIVE PLAN AWARD CERTIFICATE (converted to performance share units, and 75 percent share settled and 25 percent cash settled), between Jackson Financial Inc. and each of P. Chad Myers, Laura L. Prieskorn, and Craig D. Smith,  incorporated by reference to Exhibit 10.36 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

Part IV Item 15. Exhibits, Financial Statement Schedules

10.51†
Equity Award Exchange Notice and the 2019 PRUDENTIAL PLC LONG TERM INCENTIVE PLAN AWARD CERTIFICATE (converted to performance share units, and 75 percent share settled and 25 percent cash settled), dated as of November 16, 2021, between Jackson Financial Inc. and Marcia Wadsten, incorporated by reference to Exhibit 10.37 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.52†
Form of Equity Award Exchange Notice and the 2020 PRUDENTIAL PLC LONG TERM INCENTIVE PLAN AWARD CERTIFICATE (converted to performance share units, and 75 percent share settled and 25 percent cash settled), between Jackson Financial Inc. and P. Chad Myers, Laura L. Prieskorn, and Craig D. Smith,  incorporated by reference to Exhibit 10.38 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.53†
Equity Award Exchange Notice and the 2020 PRUDENTIAL PLC LONG TERM INCENTIVE PLAN AWARD CERTIFICATE (converted to performance share units, and 75 percent share settled and 25 percent cash settled), dated as of November 16, 2021, between Jackson Financial Inc. and Marcia Wadsten, incorporated by reference to Exhibit 10.39 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

10.54†
2021 Director Restricted Share Unit Agreement - Founders' Award, dated as of December 24, 2021, between Jackson Financial Inc. and Steven A Kandarian, incorporated by reference to Exhibit 10.40 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 7, 2022.

21.1*	List of subsidiaries of Jackson Financial Inc.
23.1*	Consent of KPMG LLP, dated March 1, 2023.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
*† Identifies each management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: March 1, 2023	By:	/s/ Laura L. Prieskorn
Laura L. Prieskorn
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laura L. Prieskorn and Marcia Wadsten, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st of March, 2023.

Signature	Title
/s/ Steven A. Kandarian	Chairman of the Board; Director
Steven A. Kandarian
/s/ Laura L. Prieskorn	President and Chief Executive Officer; Director
Laura L. Prieskorn
/s/ Marcia Wadsten	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Marcia Wadsten
/s/ Don W. Cummings	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Don W. Cummings
/s/ Gregory T. Durant	Director
Gregory T. Durant
/s/ Lily Fu Claffee	Director
Lily Fu Claffee
/s/ Derek G. Kirkland	Director
Derek G. Kirkland
/s/ Drew Lawton	Director
Drew Lawton
/s/ Martin J. Lippert	Director
Martin J. Lippert
/s/ Russell G. Noles	Director
Russell G. Noles
/s/ Esta E. Stecher	Director
Esta E. Stecher