Form 10-Q
period 2023-03-31
Jackson Financial Inc.
filed 2023-05-09
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-40274
Jackson Financial Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0486152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Corporate Way, Lansing, Michigan	48951
(Address of principal executive offices)	(Zip Code)
(517) 381-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, Par Value $0.01 Per Share	JXN	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A	JXN PRA	New York Stock Exchange
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

As of May 3, 2023, there were 82,490,622 shares of the registrant’s common stock, $0.01 par value, outstanding. As of May 3, 2023, there were outstanding 22,000,000 depositary shares, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
.
Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(in millions, except per share data)

	March 31,	December 31,
	2023	2022(1)
Assets	(Unaudited)	(Unaudited)
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $29 and $23 at March 31, 2023 and December 31, 2022, respectively (amortized cost: 2023 $49,026; 2022 $48,798)	$43,774	$42,489
Debt Securities, at fair value under fair value option	2,255	2,173
Debt Securities, trading, at fair value	101	100
Equity securities, at fair value	225	393
Mortgage loans, net of allowance for credit losses of $146 and $95 at March 31, 2023 and December 31, 2022, respectively	10,911	10,967
Mortgage loans, at fair value under fair value option	480	582
Policy loans (including $3,427 and $3,419 at fair value under the fair value option at March 31, 2023 and December 31, 2022, respectively)	4,377	4,377
Freestanding derivative instruments	1,051	1,270
Other invested assets	3,711	3,595
Total investments	66,885	65,946
Cash and cash equivalents	1,779	4,298
Accrued investment income	497	514
Deferred acquisition costs	12,760	12,923
Reinsurance recoverable, net of allowance for credit losses of $15 and $15 at March 31, 2023 and December 31, 2022, respectively	28,078	29,046
Reinsurance recoverable on market risk benefits, at fair value	238	221
Market risk benefit assets, at fair value	5,204	4,865
Deferred income taxes, net	755	320
Other assets	902	944
Separate account assets	204,366	195,906
Total assets	$321,464	$314,983
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$12,369	$12,318
Other contract holder funds	57,094	58,190
Market risk benefit liabilities, at fair value	5,560	5,662
Funds withheld payable under reinsurance treaties (including $3,591 and $3,582 at fair value under the fair value option at March 31, 2023 and December 31, 2022, respectively)	22,254	22,957
Long-term debt	2,632	2,635
Repurchase agreements and securities lending payable	1,124	1,048
Collateral payable for derivative instruments	545	689
Freestanding derivative instruments	1,510	2,065
Notes issued by consolidated variable interest entities, at fair value under fair value option (Note 4)	2,016	1,732
Other liabilities	2,527	2,403
Separate account liabilities	204,366	195,906
Total liabilities	311,997	305,605
Commitments, Contingencies, and Guarantees (Note 16)
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; shares issued: 2023 - 22,000; liquidation preference $25,000 per share (See Note 20)	533	—
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 81,044,318 and 82,690,098 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively (See Note 20)	1	1
Additional paid-in capital	6,070	6,063
Treasury stock, at cost; 13,431,514 and 11,784,813 shares at March 31, 2023 and December 31, 2022, respectively	(510)	(443)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $52 and $(66) at March 31, 2023 and December 31, 2022, respectively	(2,308)	(3,378)
Retained earnings	4,852	6,403
Total shareholders' equity	8,638	8,646
Noncontrolling interests	829	732
Total equity	9,467	9,378
Total liabilities and equity	$321,464	$314,983

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.
See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2023	2022(1)
Revenues
Fee income	$1,888	$2,012
Premiums	25	37
Net investment income:
Net investment income excluding funds withheld assets	415	430
Net investment income on funds withheld assets	307	260
Total net investment income	722	690
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(2,726)	(1,566)
Net gains (losses) on funds withheld reinsurance treaties	(673)	1,028
Total net gains (losses) on derivatives and investments	(3,399)	(538)
Other income	15	20
Total revenues	(749)	2,221

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	228	300
(Gain) loss from updating future policy benefits cash flow assumptions, net	14	15
Market risk benefits (gains) losses, net	(174)	(1,907)
Interest credited on other contract holder funds, net of deferrals and amortization	285	197
Interest expense	43	20
Operating costs and other expenses, net of deferrals	616	666
Amortization of deferred acquisition costs	293	317
Total benefits and expenses	1,305	(392)
Pretax income (loss)	(2,054)	2,613
Income tax expense (benefit)	(558)	388
Net income (loss)	(1,496)	2,225
Less: Net income (loss) attributable to noncontrolling interests	1	31
Net income (loss) attributable to Jackson Financial Inc.	$(1,497)	$2,194

Earnings per share
Basic	$(18.11)	$25.41
Diluted	$(18.11)	$24.39

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended March 31,
	2023	2022(1)

Net income (loss)	$(1,496)	$2,225

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment net of tax expense (benefit) of: $92 and $(777), for the three months ended March 31, 2023 and 2022, respectively	968	(2,826)
Change in unrealized gains (losses) on securities with credit impairment, net of tax expense (benefit) of: $(2) and $4 million for the three months ended March 31, 2023 and 2022, respectively	(8)	14
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit) of $(32) and $166 for the three months ended March 31, 2023 and 2022, respectively.	(114)	599
Change in non-performance risk on market risk benefits, net of tax expense (benefit) of $60 and $202 for the three months ended March 31, 2023 and 2022, respectively.	224	734
Total other comprehensive income (loss)	1,070	(1,479)
Comprehensive income (loss)	(426)	746
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	31
Comprehensive income (loss) attributable to Jackson Financial Inc.	$(427)	$715

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2022(1)	$—	$1	$6,063	$(443)	$(3,378)	$6,403	$8,646	$732	$9,378

Net income (loss)	—	—	—	—	—	(1,497)	(1,497)	1	(1,496)
Other comprehensive income (loss)	—	—	—	—	1,070	—	1,070	—	1,070
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	96	96
Dividends on common stock	—	—	—	—	—	(54)	(54)	—	(54)
Purchase of treasury stock	—	—	—	(70)	—	—	(70)	—	(70)
Issuance of preferred stock	533	—	—	—	—	—	533	—	533
Share based compensation	—	—	7	3	—	—	10	—	10
Balances as of March 31, 2023	$533	$1	$6,070	$(510)	$(2,308)	$4,852	$8,638	$829	$9,467

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2021(1)	$—	$1	$6,051	$(211)	$1,360	$440	$7,641	$680	$8,321

Net income (loss)	—	—	—	—	—	2,194	2,194	31	2,225
Other comprehensive income (loss)	—	—	—	—	(1,479)	—	(1,479)	—	(1,479)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	4	4
Purchase of treasury stock	—	—	—	(140)	—	—	(140)	—	(140)
Dividends on common stock	—	—	—	—	—	(52)	(52)	—	(52)
Share based compensation	—	—	30	—	—	—	30	—	30
Balances as of March 31, 2022(1)	$—	$1	$6,081	$(351)	$(119)	$2,582	$8,194	$715	$8,909

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Three Months Ended March 31,
	2023	2022(1)
Cash flows from operating activities:
Net income (loss)	$(1,496)	$2,225

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	68	130
Net losses (gains) on derivatives	2,658	1,436
Net losses (gains) on funds withheld reinsurance treaties	673	(1,028)
Net (gain) loss on market risk benefits	(174)	(1,907)
(Gain) loss from updating future policy benefits cash flow assumptions, net	14	15
Interest credited on other contract holder funds, gross	285	197
Mortality, expense and surrender charges	(132)	(135)
Amortization of discount and premium on investments	(6)	8
Deferred income tax expense (benefit)	(553)	411
Share-based compensation	24	71
Change in:
Accrued investment income	17	18
Deferred acquisition costs	163	137
Funds withheld, net of reinsurance	75	55
Other assets and liabilities, net	(155)	(800)
Net cash provided by (used in) operating activities	1,461	833

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	2,931	4,953
Equity securities	157	6
Mortgage loans	469	315
Purchases of:
Debt securities	(3,325)	(4,042)
Equity securities	(2)	(1)
Mortgage loans	(348)	(452)
Settlements related to derivatives and collateral on investments	(3,046)	(950)
Other investing activities	282	(31)
Net cash provided by (used in) investing activities	(2,882)	(202)

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.

(continued)

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in millions)

	Three Months Ended March 31,
	2023	2022(1)
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$3,874	$5,857
Withdrawals	(7,517)	(6,700)
Net transfers from (to) separate accounts	2,060	951
Proceeds from (payments on) repurchase agreements and securities lending	76	(990)
Net proceeds from (payments on) Federal Home Loan Bank notes	—	500
Net proceeds from (payments on) debt	(4)	(8)
Dividends on common stock	(51)	(52)
Purchase of treasury stock	(70)	(140)
Issuance of preferred stock	533	—
Net cash provided by (used in) financing activities	(1,099)	(582)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,520)	49

Cash, cash equivalents, and restricted cash at beginning of period	4,301	2,631
Total cash, cash equivalents, and restricted cash at end of period	$1,781	$2,680

Supplemental cash flow information
Income taxes paid (received)	$—	$—
Interest paid	$21	$9

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$32	$112
Other invested assets acquired from stock splits and stock distributions	$9	$32

Non-cash financing activities
Non-cash dividend equivalents on stock-based awards	$(3)	$—

Reconciliation to Statement of Financial Position
Cash and cash equivalents	$1,779	$2,674
Restricted cash (included in Other assets)	2	6
Total cash, cash equivalents, and restricted cash	$1,781	$2,680

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Business and Basis of Presentation

Jackson Financial Inc. (“Jackson Financial”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life. Jackson Financial, domiciled in the state of Delaware in the United States (“U.S.”), was a majority-owned subsidiary of Prudential plc (“Prudential”), London, England, and was the holding company for Prudential’s U.S. operations. As described below under "Other," the Company's demerger from Prudential was completed on September 13, 2021 ("Demerger"), and the Company is a stand-alone United States ("U.S.") public company.

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
Other wholly-owned subsidiaries of Jackson are as follows:
•Life insurers: Jackson National Life Insurance Company of New York (“Jackson NY” or “JNY“); Squire Reassurance Company LLC (“Squire Re”); Squire Reassurance Company II, Inc. (“Squire Re II”); and VFL International Life Company SPC, LTD;
•Registered broker-dealer: Jackson National Life Distributors LLC (“JNLD");
•Registered investment adviser: Jackson National Asset Management LLC (“JNAM“), which manages the life insurance companies' separate account funds underlying the variable annuities products, which are sub-advised. JNAM manages and oversees those sub-advisers;
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

Other

On August 6, 2021, the Company's Class A Common Stock was registered on a Form 10 registration statement filed with the U.S. Securities and Exchange Commission (the "SEC") and became effective under the Securities Exchange Act of 1934, as amended. We refer to that effective Form 10 registration as the "Form 10." The Demerger transaction described in the Form 10 was consummated on September 13, 2021. As of March 31, 2023, Prudential has a 7.1% remaining equity interest in the Company.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Business and Basis of Presentation
We continue to monitor developments related to the COVID-19 pandemic. The COVID-19 pandemic caused significant economic and financial turmoil in the U.S. and around the world. Since the height of the pandemic, there has been a steady resumption of activity. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted. The Company implemented business continuity plans that already were in place to ensure the availability of services for our customers, work at home capabilities for our associates, where appropriate, and other ongoing risk management activities. The Company had associates, as needed or voluntarily, in our offices during this time, as permitted by local and state restrictions. The Company rolled out a broader “return to office plan” for all associates, and since September 2022, required some associates to return to the office five days a week. Associates below director level remain on an “office-centric” hybrid schedule between in-office and remote working arrangements.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but not required for interim reporting purposes, has been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023, (the "2022 Annual Report"). The condensed consolidated financial information as of December 31, 2022, included herein, has been derived from the audited Consolidated Financial Statements in the 2022 Annual Report, but recast, as described in these notes, to reflect the adoption of the accounting standard discussed in the next paragraph.

The Company adopted Accounting Standards Update (“ASU”) 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts,” (“LDTI”) effective January 1, 2023, with a transition date of January 1, 2021. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further description of the adoption of LDTI.

Certain accounting policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in the Notes to Consolidated Financial Statements in the Company’s 2022 Annual Report. New accounting policies adopted for LDTI are included in the Notes 7, 8, 9, 10, 11, and 12 to the Condensed Consolidated Financial Statements in this Form 10-Q.

In the opinion of management, these financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the use of estimates and assumptions about future events that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Significant estimates or assumptions, as further discussed in the notes, include:
•Valuation of investments and derivative instruments, including fair values of securities deemed to be in an illiquid market and the determination of when an impairment is necessary;
•Assessments as to whether certain entities are VIEs, the existence of reconsideration events and the determination of which party, if any, should consolidate the entity;
•Assumptions used in calculating policy reserves and liabilities including policyholder behavior, mortality rates, expenses, investment returns and policy crediting rates;
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
•Assumptions used in calculating market risk benefits including policyholder behavior, mortality rates, and capital market assumptions;

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Business and Basis of Presentation
•Assumptions impacting the expected term used in the calculation of amortization of deferred acquisition costs, including policyholder behavior and mortality rates.

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

Revision of Prior Period Financial Statements

In 2022, the Company identified errors related to the classification of certain balances and amounts in the line items of the Condensed Consolidated Balance Sheets and Condensed Consolidated Income Statements. These errors resulted in the revision of balances and amounts related to deferred sales inducement assets, liabilities for certain life-contingent annuities, sub-advisor fee expenses, and other operating expense items that impacted previously issued Condensed Consolidated Financial Statements. The impact of these errors to the prior periods' Condensed Consolidated Financial Statements were not considered to be material and had no impact on shareholders' equity or net income (loss). However, to improve the consistency and comparability of the financial statements, management revised the financial statements and related disclosures in this quarterly report. See Note 22 to the Notes to Condensed Consolidated Financial Statements for details of the revisions.

2. New Accounting Standards

Changes in Accounting Principles – Adopted in Current Year

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new guidance provides optional expedients for applying U.S. GAAP to contracts and other transactions affected by reference rate reform and is effective for contract modifications made between March 12, 2020 and December 31, 2022. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform. The practical expedient allowed by this standard was elected and is being applied prospectively by the Company as reference rate reform unfolds. The contracts modified to date met the criteria for the practical expedient and therefore had no material impact on the Company’s Condensed Consolidated Financial Statements. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments are effective for all entities as of December 21, 2022. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and other transactions through December 31, 2024.

In August 2018, the FASB issued ASU 2018-12, “Targeted Improvements to the Accounting for Long Duration Contracts,” ("LDTI"), which included changes to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The Company adopted LDTI effective January 1, 2023, with a transition date of January 1, 2021, using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs associated therewith, and on a retrospective basis, in relation to market risk benefits ("MRBs").

Under the modified retrospective approach, the Company applied the guidance to contracts in force on the transition date on the basis of their existing carrying value, using updated future cash flow assumptions, and eliminated certain related amounts in accumulated other comprehensive income (loss) (“AOCI”). Under the full retrospective transition approach, the Company applied the guidance as of the transition date, using actual historical assumption information as of contract inception, as if the accounting principle had always been applied.

Amounts reported as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 within these Condensed Consolidated Financial Statements are accounted for and presented in accordance with U.S. GAAP reflecting the adoption of LDTI.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. New Accounting Standards

LDTI contains four significant changes:

1.Market risk benefits: market risk benefits, a new term for certain contract features that provide for potential benefits in addition to the account balance that expose the Company to other-than-nominal market risk (for example, guaranteed benefits on annuity contracts, including guaranteed minimum withdrawal benefits and guaranteed minimum death benefits on variable annuities), are measured at fair value. Changes in fair value are recorded and presented separately within the income statement, with the exception of changes in fair value due to non-performance risk, which are recognized in other comprehensive income (loss) (“OCI”);

2.Deferred acquisition costs: deferred acquisition costs (“DAC”) are amortized on a constant-level basis, independent of profitability of the underlying business;

3.Liability for future policy benefits: annual review and, if necessary, update of cash flow assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment insurance contracts is required. These liabilities are discounted using an upper-medium grade fixed income instrument yield which is updated quarterly, with related changes in the liability recognized in OCI; and

4.Enhanced disclosures: enhanced disclosures, including disaggregated roll-forwards of certain balance sheet accounts that provide information about actual and expected cash flows, as well as information about significant inputs, judgments, assumptions and methods used in measurement, are required. The enhanced disclosures are intended to improve the ability of users of the financial statements to evaluate the timing, amount, and uncertainty of cash flows arising from long-duration contracts.

The adoption of LDTI resulted in a decrease in total equity of $3.0 billion as of the transition date of January 1, 2021, comprised of a reduction in AOCI of $0.4 billion and a reduction in retained earnings of $2.6 billion. The primary drivers for this impact to total equity included:

1.the classification of certain benefits as market risk benefits (“MRB”) which were remeasured at fair value as of the transition date. The resulting change in the value of these benefits at the transition date, net of the related deferred tax effect, is recognized in retained earnings, with the exception of the cumulative effect of changes in non-performance risk, net of the related deferred tax effect, which is recognized in AOCI;

2.changes to the discount rate used to measure liabilities for future policyholder benefits which, under LDTI, are remeasured each reporting period using current upper-medium grade fixed-income instrument yields, which are generally considered to be those on single-A rated public corporate debt. The cumulative effect of the remeasurement of these liabilities using the transition date discount rate, net of the related deferred tax effect, is recognized in AOCI; and

3.the removal of certain shadow adjustments previously recorded in AOCI related to the impact of unrealized gains (losses) on investments that were included in the estimated gross profit amortization calculation for deferred acquisition costs, which are no longer recognized upon the adoption of LDTI.

The following table presents the effect of transition adjustments on shareholders' equity due to the adoption of LDTI (in millions):

	January 1, 2021
		Accumulated other
	Retained earnings	comprehensive income
Deferred acquisition costs	$—	$106
Reinsurance recoverable on market risk benefits	—	(34)
Reserves for future policy benefits and claims payable	97	141
Market risk benefits	(2,700)	(598)
Total	$(2,603)	$(385)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. New Accounting Standards
The following table presents amounts previously reported as of December 31, 2020, to reflect the effect of the change due to the adoption of LDTI, and the adjusted amounts as of January 1, 2021 (in millions):

	As Previously	Effect of	As of
	Reported	Changes	1/1/2021
Assets
Deferred acquisition costs	$13,897	$146	$14,043
Reinsurance recoverable, net of allowance for credit losses	35,270	(154)	35,116
Reinsurance recoverable on market risk benefits, at fair value	—	471	471
Market risk benefit assets, at fair value	—	690	690
Deferred income taxes, net	1,058	824	1,882
Other assets	1,179	2	1,181
Total assets	$353,532	$1,979	$355,511

Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$22,512	$(5,716)	$16,796
Other contract holder funds	63,592	(7)	63,585
Market risk benefit liabilities, at fair value	—	10,690	10,690
Total liabilities	343,609	4,967	348,576
Equity
Accumulated other comprehensive income, net of tax expense	3,821	(385)	3,436
Retained earnings	(324)	(2,603)	(2,927)
Total equity	9,923	(2,988)	6,935
Total liabilities and equity	$353,532	$1,979	$355,511

Liability for future policy benefits

For the liability for future policy benefits, the net transition adjustment is related to the difference in the discount rate used pre-transition and the discount rate at January 1, 2021. The discount rate used to measure the liability at transition was generally lower than the rates used to measure the liability prior to the adoption of LDTI. Additionally, at transition, where net premiums exceeded gross premiums at the cohort level, the Company set net premiums equal to gross premiums and recognized the resulting increase in the liability for future policy benefits as an adjustment to opening retained earnings.

The following table presents the impact of the adoption of LDTI, as of the transition date, on reserves for future policy benefits and claims payable (in millions):

	Payout	Closed	Closed
	Annuities	Block Life	Block Annuity	Total
Reserves for future policy benefits at December 31, 2020	$1,148	$5,809	$5,328	$12,285
Adjustment for loss contracts under the modified retrospective approach	4	15	18	37
Effect of remeasurement of liability at current discount rates	143	560	997	1,700
Reserves for future policy benefits at January 1, 2021	$1,295	$6,384	$6,343	$14,022
Other future policy benefits and claims payable				2,774
Reserves for future policy benefits and claims payable at January 1, 2021				$16,796

The following table presents the transition date reclassifications and adjustments to reserves for future policy benefits by category resulting from the adoption of LDTI (in millions):

	Reserve for future policy benefits	Other (1)	Total
Reserve for future policy benefits and claims payable at December 31, 2020	$12,285	$10,227	$22,512
Adjustments for LDTI transition	1,737	(7,453)	(5,716)
Reserve for future policy benefits and claims payable at January 1, 2021	$14,022	$2,774	$16,796

(1) Includes variable annuity embedded derivatives that were reclassed to market risk benefits.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. New Accounting Standards

The following table presents the impact of the adoption of LDTI, as of the transition date, on Closed Block Life additional liabilities for universal life-type contracts (in millions):

Closed Block Life
Balance, December 31, 2020	$1,157
Adjustment for reversal of AOCI adjustments	28
Adjustment for cumulative effect of adoption of LDTI	—
Balance, January 1, 2021	$1,185

Market risk benefits

For MRBs, the net transition adjustment relates to the measurement of certain guaranteed benefit features at fair value that were previously measured using an insurance accrual model. The measurement of these features at fair value includes use of generally lower discount rates and lower assumed future fund performance relative to their previous measurement, as well as inclusion of risk margins, all of which lead to a generally higher fair value balance relative to the carrying value prior to transition to LDTI.

The transition adjustment to AOCI for MRBs relates to the effect of changes in the non-performance risk between the contract issuance date and the transition date. The remaining difference between the carrying value of these contract features under the insurance accrual model prior to transition to LDTI and the fair value measured at transition was recorded as an adjustment to retained earnings as of the transition date.

The following table presents the impact of the adoption of LDTI, as of the transition date, on MRBs, net (in millions):

	Variable	Other
	Annuities	Product Lines	Total
Balance, December 31, 2020 - Carrying amount of MRBs under prior guidance	$7,306	$74	$7,380
Adjustment for reversal of AOCI adjustments	(27)	(48)	(75)
Cumulative effect of the changes in non-performance risk between the original contract issuance date and the transition date	(743)	(6)	(749)
Remaining cumulative difference (exclusive of non-performance risk change) between 12/31/20 carrying amount and fair value measurement for the MRBs	3,372	72	3,444
Balance, January 1, 2021 - Market risk benefits, net, at fair value	$9,908	$92	$10,000

Deferred acquisition costs

For DAC, at transition to LDTI, the Company removed shadow adjustments previously recorded in AOCI for the impact of unrealized gains and losses that were included in the estimated gross profit amortization calculation prior to the adoption of LDTI.

The following table presents the impact of the adoption of LDTI, as of the transition date, on DAC (in millions):

	Variable	Other
	Annuities	Product Lines	Total
Balance, December 31, 2020 - Deferred acquisition costs	$13,725	$172	$13,897
Adjustment for reversal of AOCI adjustments	151	(5)	146
Balance, January 1, 2021 - Deferred acquisition costs	$13,876	$167	$14,043

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. New Accounting Standards
Reinsurance recoverable

The following table presents the impact of the adoption of LDTI, as of the transition date, on reinsurance recoverable (in millions):

Total
Balance, December 31, 2020	$35,270
Reclass of carrying amount of MRBs under prior guidance	(407)
Adjustment for loss contracts under the modified retrospective approach	—
Effect of remeasurement of liability at current discount rate	253
Balance, January 1, 2021	$35,116

The following table presents the impact of the adoption of LDTI, as of the transition date, on reinsurance recoverable on market risk benefits at fair value (in millions):

	Variable	Other
	Annuities	Product Lines	Total
Balance, December 31, 2020 - Carrying amount of MRBs under prior guidance	$340	$67	$407
Adjustment for reversal of AOCI adjustments	—	(47)	(47)
Cumulative difference between 12/31/2020 carrying amount and fair value measurement for the MRBs	28	83	111
Balance, January 1, 2021 - Reinsurance recoverable on market risk benefits at fair value	$368	$103	$471

The adoption of LDTI resulted in an increase in net income attributable to Jackson Financial Inc. of $169 million for the three months ended March 31, 2022, and also resulted in an increase in total equity of $223 million for the year ended December 31, 2022.

The following table presents amounts previously reported in the Consolidated Balance Sheets as of December 31, 2022, to reflect the effect of the change due to the adoption of LDTI, and the adjusted amounts as of December 31, 2022 (in millions):

	As Previously		As Adjusted
	Reported	Effect of	As of
	December 31, 2022	Changes	December 31, 2022
Assets
Deferred acquisition costs	$13,422	$(499)	$12,923
Reinsurance recoverable, net of allowance for credit losses	29,641	(595)	29,046
Reinsurance recoverable on market risk benefits, at fair value	—	221	221
Market risk benefit assets, at fair value	—	4,865	4,865
Deferred income taxes, net	385	(65)	320
Other assets	946	(2)	944
Total assets	$311,058	$3,925	$314,983

Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$14,273	$(1,955)	$12,318
Other contract holder funds	58,195	(5)	58,190
Market risk benefit liabilities, at fair value	—	5,662	5,662
Total liabilities	301,903	3,702	305,605

Equity
Accumulated other comprehensive income, net of tax expense	(5,481)	2,103	(3,378)
Retained earnings	8,283	(1,880)	6,403
Total equity	9,155	223	9,378
Total liabilities and equity	$311,058	$3,925	$314,983

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. New Accounting Standards

The following table present amounts previously reported in Condensed Consolidated Income Statements as revised (see Note 22- Revision and Reclassifications of Prior Period Financial Statements for further details) for the three months ended March 31, 2022, to reflect the effect of the change due to the adoption of LDTI, and the adjusted amounts (in millions):

	As revised		As Adjusted
	Three Months Ended	Effect of	Three Months Ended
	March 31, 2022	Changes	March 31, 2022
Revenues
Total net gains (losses) on derivatives and investments	1,605	(2,143)	(538)
Total revenues	$4,364	$(2,143)	$2,221

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	581	(281)	300
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	15	15
Market risk benefits (gains) losses, net	—	(1,907)	(1,907)
Interest credited on other contract holder funds, net of deferrals and amortization	196	1	197
Amortization of deferred acquisition costs	515	(198)	317
Total benefits and expenses	1,978	(2,370)	(392)
Pretax income (loss)	2,386	227	2,613
Income tax expense (benefit)	330	58	388
Net income (loss)	2,056	169	2,225
Net income (loss) attributable to Jackson Financial Inc.	$2,025	$169	$2,194

Earnings per share
Basic	$23.45	$1.96	$25.41
Diluted	$22.51	$1.88	$24.39

The following table presents amounts previously reported in Consolidated Statements of Comprehensive Income (Loss) as revised (see Note 22- Revision and Reclassifications of Prior Period Financial Statements for further details) for the three months ended March 31, 2022, to reflect the effect of the change due to the adoption of LDTI, and the adjusted amounts (in millions):

	As Revised		As Adjusted
	Three Months Ended	Effect of	Three Months Ended
	March 31, 2022	Changes	March 31, 2022
Net income (loss)	$2,056	$169	$2,225

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment, net of tax expense (benefit)	(2,697)	(129)	(2,826)
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit)	—	599	599
Change in non-performance risk on market risk benefits, net of tax expense (benefit)	—	734	734
Total other comprehensive income (loss)	(2,683)	1,204	(1,479)
Comprehensive income (loss) attributable to Jackson Financial Inc.	$(658)	$1,373	$715

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. New Accounting Standards
The adoption of LDTI did not affect the previously reported as revised (see Note 22- Revision and Reclassifications of Prior Period Financial Statements for further details) totals for net cash flows provided by (used in) operating, investing, or financing activities, but did affect the following components of net cash flows provided by (used in) operating activities:

	As Revised		As Adjusted
	Three Months Ended	Effect of	Three Months Ended
	March 31, 2022	Changes	March 31, 2022
Cash flows from operating activities:
Net income (loss)	$2,056	$169	$2,225
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses (gains) on derivatives	(707)	2,143	1,436
Net (gain) loss on market risk benefits	—	(1,907)	(1,907)
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	15	15
Interest credited on other contract holder funds, gross	196	1	197
Deferred income tax expense (benefit)	353	58	411
Change in deferred acquisition costs	336	(199)	137
Change in funds withheld, net of reinsurance	(100)	155	55
Change in other assets and liabilities, net	(365)	(435)	(800)
Total adjustments	(287)	(169)	(456)
Net cash provided by (used in) operating activities	$833	$—	$833

In addition, information regarding periods ended on or before December 31, 2022 presented in the following Notes to the Condensed Consolidated Financial Statements has been recast to reflect the adoption of LDTI: Notes 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 15, 19, 20, 21, and 22.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The new guidance eliminates the accounting guidance for troubled debt restructurings by creditors, and instead requires an entity to evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. New guidance for vintage disclosures requires that current-period gross write-offs be disclosed by year of origination for financing receivables and net investments in leases that fall within scope of the current expected credit loss model. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Updates should be applied prospectively. However, an entity has the option to apply the modified retrospective method related to the recognition and measurements of troubled debt restructurings. Effective January 1, 2023, the Company adopted ASU 2022-02, which did not have a material impact to the Condensed Consolidated Financial Statements.

3. Segment Information

The Company has three reportable segments consisting of Retail Annuities, Institutional Products, Closed Life and Annuity Block, plus its Corporate and Other segment. These segments reflect how the Company’s chief operating decision maker views and manages the business. The following is a brief description of the Company’s reportable segments.

Retail Annuities

The Company’s Retail Annuities segment offers a variety of retirement income and savings products through its diverse suite of products, consisting primarily of variable annuities, fixed index annuities, fixed annuities, payout annuities, and registered index-linked annuities ("RILA"). These products are distributed through various wirehouses, insurance brokers and independent broker-dealers, as well as through banks and financial institutions, primarily to high-net worth investors and the mass and affluent markets.

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

Closed Life and Annuity Blocks

The Company's Closed Life and Annuity Blocks segment is primarily composed of blocks of business that have been acquired since 2004. This segment includes various protection products, primarily whole life, universal life, variable universal life, and term life insurance products, as well as fixed, fixed index, and payout annuities. The Closed Life and Annuity Blocks segment also includes a block of group payout annuities that we assumed from John Hancock Life Insurance Company (USA) and John Hancock Life Insurance Company of New York through reinsurance transactions in 2018 and 2019, respectively. The Company historically offered traditional and interest-sensitive life insurance products but discontinued new sales of life insurance products in 2012, as we believe opportunistically acquiring mature blocks of life insurance policies was a more efficient means of diversifying our in-force business than selling new life insurance products.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
Segment Performance Measurement

Segment operating revenues and pretax adjusted operating earnings are non-GAAP financial measures that management believes are critical to the evaluation of the financial performance of the Company’s segments. The Company uses the same accounting policies and procedures to measure segment pretax adjusted operating earnings as used in its reporting of consolidated net income. Its primary measure is pretax adjusted operating earnings, which is defined as net income recorded in accordance with U.S. GAAP, excluding certain items that may be highly variable from period to period due to accounting treatment under U.S. GAAP, or that are non-recurring in nature, as well as certain other revenues and expenses that are not considered to drive underlying performance. Operating revenues and pretax adjusted operating earnings should not be used as a substitute for revenues and net income as calculated in accordance with U.S. GAAP.

Pretax adjusted operating earnings equals net income adjusted to eliminate the impact of the following items:

1.Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) changes in the fair value of freestanding derivatives used to manage the risk associated with market risk benefits and other guaranteed benefit features; (iii) the movements in reserves, market risk benefits, guaranteed benefit features accounted for as embedded derivative instruments, and related claims and benefit payments; (iv) amortization of the balance of unamortized deferred acquisition costs at the date of transition to current LDTI accounting guidance on January 1, 2021 associated with items excluded from pretax adjusted operating earnings prior to transition; and (v) the impact on the valuation of Guaranteed Benefits and Net Hedging Results arising from changes in underlying actuarial assumptions. These items are excluded from pretax adjusted operating earnings as they may vary significantly from period to period due to near-term market conditions and therefore are not directly comparable or reflective of the underlying performance of our business. We believe this approach appropriately removes the impact to both revenue and related expenses associated with Guaranteed Benefits and Net Hedging Results and provides investors a better picture of the drivers of our underlying performance.

2.    Net Realized Investment Gains and Losses: Comprised of: (i) realized investment gains and losses associated with the periodic sales or disposals of securities, excluding those held within our trading portfolio; and (ii) impairments of securities, after adjustment for the non-credit component of the impairment charges. These items are excluded from pretax adjusted operating earnings as they may vary significantly from period to period due to near-term market conditions and therefore are not directly comparable or reflective of the underlying performance of our business. We believe this approach provides investors a better picture of the drivers of our underlying performance.

3.    Change in Value of Funds Withheld Embedded Derivative and Net investment income on funds withheld assets: Comprised of: (i) the change in fair value of funds withheld embedded derivatives; and (ii) net investment income on funds withheld assets related to funds withheld reinsurance transactions. These items are excluded from pretax adjusted operating earnings as they are not reflective of the underlying performance of our business. We believe this approach provides investors a better picture of the drivers of our underlying performance.

4.    Other items: Comprised of: (i) the impact of investments that are consolidated in our financial statements due to U.S. GAAP accounting requirements, such as our investments in collateralized loan obligations ("CLOs"), but for which the consolidation effects are not consistent with our economic interest or exposure to those entities, and (ii) one-time or other non-recurring items. These items are excluded from pretax adjusted operating earnings as they are not reflective of the underlying performance of our business. We believe this approach provides investors a better picture of the drivers of our underlying performance.

5.    Income taxes.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
Set forth in the tables below is certain information with respect to the Company’s segments, as described above (in millions, recast for the adoption of LDTI):

Three Months Ended March 31, 2023	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$975	$—	$117	$13	$1,105
Premiums	4	—	23	—	27
Net investment income	136	102	177	22	437
Income (loss) on operating derivatives	(10)	(12)	(10)	(4)	(36)
Other income	9	—	4	2	15
Total Operating Revenues	1,114	90	311	33	1,548

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	(15)	—	163	—	148
Interest credited on other contract holder funds, net of deferrals and amortization	98	76	111	—	285
(Gain) loss from updating future policy benefits cash flow assumptions, net	(2)	—	16	—	14
Interest expense	17	4	—	22	43
Operating costs and other expenses, net of deferrals	522	1	39	54	616
Amortization of deferred acquisition costs	138	—	2	—	140
Total Operating Benefits and Expenses	758	81	331	76	1,246

Pretax Adjusted Operating Earnings	$356	$9	$(20)	$(43)	$302

Three Months Ended March 31, 2022	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,108	$—	$121	$16	$1,245
Premiums	3	—	37	—	40
Net investment income	114	64	189	34	401
Income (loss) on operating derivatives	11	(1)	15	10	35
Other income	11	—	8	1	20
Total Operating Revenues	1,247	63	370	61	1,741

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	32	—	225	—	257
Interest credited on other contract holder funds, net of deferrals and amortization	57	39	101	—	197
(Gain) loss from updating future policy benefits cash flow assumptions, net	(3)	—	18	—	15
Interest expense	5	—	—	15	20
Operating costs and other expenses, net of deferrals	592	1	32	40	665
Amortization of deferred acquisition costs	139	—	3	—	142
Total Operating Benefits and Expenses	822	40	379	55	1,296

Pretax Adjusted Operating Earnings	$425	$23	$(9)	$6	$445
Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income, between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson to its affiliate PPM, which were $18 million and $16 million for the three months ended March 31, 2023 and 2022, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

The following table summarizes the reconciling items from the non-GAAP measure of operating revenues to the U.S. GAAP measure of total revenues attributable to the Company (in millions, recast for the adoption of LDTI):

	Three Months Ended March 31,
	2023	2022
Total operating revenues	$1,548	$1,741
Fees attributed to guarantee benefit reserves	780	764
Net gains (losses) on derivatives and investments	(3,362)	(573)
Net investment income (loss) related to noncontrolling interests	1	31
Consolidated investments	(23)	(2)
Net investment income on funds withheld assets	307	260
Total revenues (1)	$(749)	$2,221
(1) Substantially all the Company's revenues originated in the United States. There were no individual customers that exceeded 10% of total revenues.

The following table summarizes the reconciling items from the non-GAAP measure of operating benefits and expenses to the U.S. GAAP measure of total benefits and expenses attributable to the Company (in millions, recast for the adoption of LDTI):

	Three Months Ended March 31,
	2023	2022
Total operating benefits and expenses	$1,246	$1,296
Net (gain) loss on market risk benefits	(174)	(1,907)
Benefits attributed to guaranteed benefit features	80	44
Amortization of DAC related to non-operating revenues and expenses	153	173
Other items	—	2
Total benefits and expenses	$1,305	$(392)

The following table summarizes the reconciling items, from the non-GAAP measure of pretax adjusted operating earnings to the U.S. GAAP measure of net income attributable to the Company (in millions, recast for the adoption of LDTI):

	Three Months Ended March 31,
	2023	2022
Pretax adjusted operating earnings	$302	$445
Non-operating adjustments income (loss):
Fees attributable to guarantee benefit reserves	780	764
Net movement in freestanding derivatives	(2,512)	(1,476)
Market risk benefits gains (losses), net	174	1,907
Net reserve and embedded derivative movements	(189)	(40)
Amortization of DAC associated with non-operating items	(153)	(173)
Guaranteed benefits and net hedging results	(1,900)	982
Net realized investment gains (losses)	(68)	(130)
Net realized investment gains (losses) on funds withheld assets	(673)	1,028
Net investment income on funds withheld assets	307	260
Other items	(23)	(3)
Pretax income (loss) attributable to Jackson Financial Inc.	(2,055)	2,582
Income tax expense (benefit)	(558)	388
Net income (loss) attributable to Jackson Financial Inc.	$(1,497)	$2,194

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

Debt Securities

The following table sets forth the composition of the fair value of debt securities at March 31, 2023 and December 31, 2022, classified by rating categories as assigned by nationally recognized statistical rating organizations (“NRSRO”), the National Association of Insurance Commissioners (“NAIC”), or if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by an NRSRO when NRSRO ratings are not equivalent and, for purposes of the table, if not otherwise rated by a NRSRO, the NAIC rating of a security is converted to an equivalent NRSRO-style rating. At March 31, 2023 and December 31, 2022, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $492 million and $32 million, respectively.

	Percent of Total Debt Securities Carrying Value
	March 31, 2023	December 31, 2022
Investment Rating
AAA	15.4%	17.9%
AA	10.5%	8.2%
A	30.3%	29.9%
BBB	36.6%	36.4%
Investment grade	92.8%	92.4%
BB	3.6%	3.9%
B and below	3.6%	3.7%
Below investment grade	7.2%	7.6%
Total debt securities	100.0%	100.0%

At March 31, 2023, of the total carrying value of debt securities in an unrealized loss position, 78% were investment grade, 2% were below investment grade and 20% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 21% of the aggregate gross unrealized losses on available-for-sale debt securities.

At December 31, 2022, of the total carrying value of debt securities in an unrealized loss position, 78% were investment grade, 2% were below investment grade and 20% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 21% of the aggregate gross unrealized losses on available for sale debt securities.

Corporate securities in an unrealized loss position were diversified across industries. As of March 31, 2023, the industries accounting for the largest percentage of unrealized losses included utility (16% of corporate gross unrealized losses) and healthcare (10%). The largest unrealized loss related to a single corporate obligor was $51 million at March 31, 2023.

As of December 31, 2022, the industries accounting for the largest percentage of unrealized losses included utility (16% of corporate gross unrealized losses) and healthcare (10%). The largest unrealized loss related to a single corporate obligor was $57 million at December 31, 2022.

At March 31, 2023 and December 31, 2022, the amortized cost, allowance for credit loss ("ACL"), gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
March 31, 2023	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$5,775	$—	$1	$883	$4,893
Other government securities	1,712	3	2	204	1,507
Public utilities	6,008	—	38	574	5,472
Corporate securities	29,679	21	112	3,086	26,684
Residential mortgage-backed	466	5	14	47	428
Commercial mortgage-backed	1,768	—	—	174	1,594
Other asset-backed securities	5,974	—	9	431	5,552
Total debt securities	$51,382	$29	$176	$5,399	$46,130

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2022	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$6,192	$—	$1	$1,008	$5,185
Other government securities	1,719	2	1	251	1,467
Public utilities	5,893	—	27	695	5,225
Corporate securities	28,803	15	59	3,701	25,146
Residential mortgage-backed	510	6	19	59	464
Commercial mortgage-backed	1,821	—	—	183	1,638
Other asset-backed securities	6,133	—	8	504	5,637
Total debt securities	$51,071	$23	$115	$6,401	$44,762

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at March 31, 2023, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$2,165	$1	$—	$9	$2,155
Due after 1 year through 5 years	10,263	2	19	369	9,911
Due after 5 years through 10 years	14,000	4	60	1,279	12,777
Due after 10 years through 20 years	8,980	3	66	1,335	7,708
Due after 20 years	7,766	14	8	1,755	6,005
Residential mortgage-backed	466	5	14	47	428
Commercial mortgage-backed	1,768	—	—	174	1,594
Other asset-backed securities	5,974	—	9	431	5,552
Total	$51,382	$29	$176	$5,399	$46,130
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

As required by law in various states in which business is conducted, securities with a carrying value of $94 million and $90 million at March 31, 2023 and December 31, 2022, respectively, were on deposit with regulatory authorities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans, as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
March 31, 2023	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$197	$3	$1	$24	$171
Alt-A	65	2	7	10	60
Subprime	16	—	6	—	22
Total non-agency RMBS	$278	$5	$14	$34	$253

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2022	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$206	$4	$2	$30	$174
Alt-A	84	2	7	10	79
Subprime	27	—	10	1	36
Total non-agency RMBS	$317	$6	$19	$41	$289

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	March 31, 2023			December 31, 2022
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$144	$1,913	28	$339	$2,815	40
Other government securities	60	971	108	174	1,258	143
Public utilities	230	2,851	323	508	4,279	490
Corporate securities	477	9,181	1,282	2,087	17,068	2,323
Residential mortgage-backed	12	126	88	43	279	196
Commercial mortgage-backed	32	621	78	138	1,421	177
Other asset-backed securities	79	1,656	156	282	3,485	417
Total temporarily impaired securities	$1,034	$17,319	2,063	$3,571	$30,605	3,786

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$739	$1,706	9	$669	$1,386	6
Other government securities	144	482	57	77	177	23
Public utilities	344	1,957	251	187	520	87
Corporate securities	2,609	12,136	1,550	1,614	4,601	644
Residential mortgage-backed	35	195	187	16	81	94
Commercial mortgage-backed	142	947	148	45	192	31
Other asset-backed securities	352	2,977	394	222	1,551	171
Total temporarily impaired securities	$4,365	$20,400	2,596	$2,830	$8,508	1,056

	Total			Total
	Gross			Gross
	Unrealized	Fair	# of	Unrealized	Fair	# of
	Losses	Value	securities (1)	Losses	Value	securities (1)
U.S. government securities	$883	$3,619	36	$1,008	$4,201	42
Other government securities	204	1,453	161	251	1,435	162
Public utilities	574	4,808	551	695	4,799	562
Corporate securities	3,086	21,317	2,656	3,701	21,669	2,806
Residential mortgage-backed	47	321	274	59	360	290
Commercial mortgage-backed	174	1,568	209	183	1,613	206
Other asset-backed securities	431	4,633	530	504	5,036	577
Total temporarily impaired securities	$5,399	$37,719	4,417	$6,401	$39,113	4,645
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of March 31, 2023 did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As of March 31, 2023, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. The Company performed a detailed analysis of the financial performance of the underlying issues in an unrealized loss position and determined that recovery of the entire amortized cost of each impaired security is expected. In addition, mortgage-backed and asset-backed securities were assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities, and prepayment rates. The Company estimated losses for a security by forecasting performance in the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. The forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, and other independent market data. Based upon this assessment of the expected credit losses of the security given the performance of the underlying collateral compared to subordination or other credit enhancement, the Company expects to recover the entire amortized cost of each impaired security.

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest of nil was written off during the three months ended March 31, 2023 and 2022.

The roll-forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

Three Months Ended March 31, 2023	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2023	$—	$2	$—	$15	$6	$—	$—	$23
Additions for which credit loss was not previously recorded	—	—	—	32	—	—	—	32
Changes for securities with previously recorded credit loss	—	1	—	—	—	—	—	1
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	(9)	(1)	—	—	(10)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	(17)	—	—	—	(17)
Balance at March 31, 2023 (2)	$—	$3	$—	$21	$5	$—	$—	$29

Three Months Ended March 31, 2022	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2022	$—	$—	$—	$—	$2	$—	$7	$9
Additions for which credit loss was not previously recorded	—	6	—	27	—	—	—	33
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	(5)	(5)
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	(5)	—	—	—	(5)
Balance at March 31, 2022 (2)	$—	$6	$—	$22	$2	$—	$2	$32

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $413 million and $385 million as of March 31, 2023 and 2022, respectively, and was excluded from the determination of credit losses for the three months ended March 31, 2023 and 2022.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Debt securities (1)	$382	$273
Equity securities	(10)	1
Mortgage loans	76	73
Policy loans	17	17
Limited partnerships	37	108
Other investment income	28	1
Total investment income excluding funds withheld assets	530	473
Investment expenses	(115)	(43)
Net investment income excluding funds withheld assets	415	430
Net investment income on funds withheld assets (see Note 8)	307	260
Net investment income	$722	$690
(1) Includes unrealized gains (losses) on trading securities and includes $27 million and $(10) million for the three months ended March 31, 2023 and 2022, respectively, related to the change in fair value for securities carried under the fair value option.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $(14) million and $(18) million, for the three months ended March 31, 2023 and 2022, respectively.

Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions, recast for the adoption of LDTI):

	Three Months Ended March 31,
	2023	2022
Available-for-sale securities
Realized gains on sale	$4	$24
Realized losses on sale	(25)	(178)
Credit loss income (expense)	(11)	—
Credit loss income (expense) on mortgage loans	(47)	12
Other (1)	11	12
Net gains (losses) excluding derivatives and funds withheld assets	(68)	(130)
Net gains (losses) on derivative instruments (see Note 5)	(2,658)	(1,436)
Net gains (losses) on derivatives and investments	(2,726)	(1,566)

Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	(673)	1,028
Total net gains (losses) on derivatives and investments	$(3,399)	$(538)

(1) Includes the foreign currency gain or loss related to foreign denominated trust instruments supporting funding agreements.
Net gains (losses) on funds withheld reinsurance treaties represents income (loss) from the sale of investments held in segregated funds withheld accounts in support of reinsurance agreements for which Jackson retains legal ownership of the underlying investments. These gains (losses) are increased or decreased by changes in the embedded derivative liability related to the Athene funds withheld coinsurance agreement and also include (i) changes in the related funds withheld payable, as all economic performance of the investments held in the segregated accounts inure to the benefit of the reinsurers under the respective reinsurance agreements with each reinsurer, and (ii) amortization of the difference between book value and fair value of the investments as of the effective date of the reinsurance agreements with each reinsurer.

The aggregate fair value of securities sold at a loss for the three months ended March 31, 2023 and 2022 was $1,797 million and $2,392 million, which was approximately 97% and 92% of book value, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

Proceeds from sales of available-for-sale debt securities were $2.1 billion and $4.0 billion during the three months ended March 31, 2023 and 2022, respectively.

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

Consolidated Variable Interest Entities ("VIEs")

The Company funds affiliated limited liability companies to facilitate the issuance of collateralized loan obligations ("CLOs"). The Company concluded that these limited liability companies are VIEs and that the Company is the primary beneficiary as it has the power to direct the most significant activities affecting the performance of the entity as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. In April 2022, the Company reinvested in CLO issuances resulting in an increase of consolidated assets and liabilities. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments. In December 2022, a consolidated VIE issued $276 million par, net of the Company’s holding, of CLOs. The Company’s policy is to record the consolidation of VIEs on a one-month lag due to the timing of when information is available from the VIE. Therefore, the VIE's issuance of this CLO is not reflected in the Company’s Consolidated Balance Sheet as of December 31, 2022 but would not materially impact the financial position of the Company as a result of the offsetting changes to assets and liabilities.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Asset and liability information for the consolidated VIEs included on the Condensed Consolidated Balance Sheets are as follows (in millions):

	March 31, 2023	December 31, 2022
Assets
Debt securities, at fair value under fair value option	$2,093	$2,014
Debt securities, trading	101	100
Equity securities	113	127
Other invested assets	1,558	1,507
Cash and cash equivalents	130	75
Other assets	41	19
Total assets	$4,036	$3,842

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$2,016	$1,732
Other liabilities	123	343
Total other liabilities	2,139	2,075
Securities lending payable	4	4
Total liabilities	$2,143	$2,079

Equity
Noncontrolling interests	$829	$732

Unconsolidated VIEs

The Company invests in certain limited partnerships ("LPs") and limited liability companies ("LLCs") that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs as it does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. In addition, the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities. Therefore, the Company does not consolidate these VIEs and the carrying amounts of the Company’s investments in these LPs and LLCs are recognized in other invested assets on the Condensed Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 16 of the Notes to Condensed Consolidated Financial Statements. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to the LPs/LLCs, which was $3,379 million and $3,285 million as of March 31, 2023 and December 31, 2022, respectively. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

The Company invests in certain mutual funds that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs. Mutual funds for which the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities are recognized in equity securities on the Condensed Consolidated Balance Sheets and were $30 million and $28 million as of March 31, 2023 and December 31, 2022, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The Company makes investments in structured debt securities issued by VIEs for which it is not the manager. These structured debt securities include RMBS, Commercial Mortgage-Backed Securities ("CMBS"), and asset-backed securities ("ABS"). The Company does not consolidate the securitization trusts utilized in these transactions because it does not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. The Company does not consider its continuing involvement with these VIEs to be significant because it either invests in securities issued by the VIE and was not involved in the design of the VIE or no transfers have occurred between the Company and the VIE. The Company’s maximum exposure to loss on these structured debt securities is limited to the amortized cost of these investments. The Company does not have any further contractual obligations to the VIE. The Company recognizes the variable interest in these VIEs at fair value on the Condensed Consolidated Balance Sheets.

Commercial and Residential Mortgage Loans

Commercial mortgage loans of $10.2 billion and $10.2 billion at March 31, 2023 and December 31, 2022, respectively, are reported net of an allowance for credit losses of $139 million and $91 million at each date, respectively. At March 31, 2023, commercial mortgage loans were collateralized by properties located in 37 states, the District of Columbia, and Europe. Accrued interest receivable on commercial mortgage loans was $39 million and $39 million at March 31, 2023 and December 31, 2022, respectively.

Residential mortgage loans of $1.1 billion and $1.3 billion at March 31, 2023 and December 31, 2022, respectively, are reported net of an allowance for credit losses of $7 million and $4 million at each date, respectively. Loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe. Accrued interest receivable on residential mortgage loans was $8 million and $9 million at March 31, 2023 and December 31, 2022, respectively.

Mortgage Loan Concessions

In response to the adverse economic impact of the COVID-19 pandemic, the Company granted concessions to certain of its commercial mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act of 2021, and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) not to account for or report qualifying concessions as troubled debt restructurings and does not classify such loans as past due during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. For some commercial mortgage loan borrowers (principally in the hotel and retail sectors), the Company granted concessions which were primarily interest and/or principal payment deferrals generally ranging from 6 to 14 months and, to a much lesser extent, maturity date extensions. Repayment periods are generally within one year but may extend until maturity date. Deferred commercial mortgage loan interest and principal payments were $10 million at March 31, 2023. The concessions granted had no impact on the Company’s results of operations or financial position as the Company has not granted concessions that would have been disclosed and accounted for as troubled debt restructurings.

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

The following table provides a summary of the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended March 31, 2023	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2023	$18	$20	$15	$22	$16	$4	$95
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	2	(1)	52	—	(5)	3	51
Balance at March 31, 2023 (1)	$20	$19	$67	$22	$11	$7	$146

Three Months Ended March 31, 2022	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2022	$19	$9	$28	$17	$12	$9	$94
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	2	—	(6)	(3)	—	(3)	(10)
Balance at March 31, 2022 (1)	$21	$9	$22	$14	$12	$6	$84

(1) Accrued interest receivable totaled $47 million and $44 million as of March 31, 2023 and 2022, respectively, and was excluded from the determination of credit losses.
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

At March 31, 2023, there was $15 million of recorded investment, $16 million of unpaid principal balance, no related loan allowance, $16 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following tables provide information about the credit quality with vintage year and category of mortgage loans (in millions):

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$240	$791	$1,263	$1,131	$1,419	$4,775	$4	$9,623	94%
70% - 80%	—	125	191	—	13	64	—	393	4%
80% - 100%	—	—	151	—	—	45	—	196	2%
Greater than 100%	—	—	—	—	24	9	—	33	—%
Total commercial mortgage loans	240	916	1,605	1,131	1,456	4,893	4	10,245	100%

Debt service coverage ratios:
Greater than 1.20x	240	694	1,063	881	1,333	4,419	4	8,634	84%
1.00x - 1.20x	—	218	395	108	82	199	—	1,002	10%
Less than 1.00x	—	4	147	142	41	275	—	609	6%
Total commercial mortgage loans	240	916	1,605	1,131	1,456	4,893	4	10,245	100%

Residential mortgage loans
Performing	16	308	259	45	34	410	—	1,072	94%
Nonperforming	—	4	11	9	6	44	—	74	6%
Total residential mortgage loans	16	312	270	54	40	454	—	1,146	100%

Total mortgage loans	$256	$1,228	$1,875	$1,185	$1,496	$5,347	$4	$11,391	100%

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$771	$1,266	$1,171	$1,473	$1,480	$3,421	$4	$9,586	94%
70% - 80%	125	190	32	13	5	59	—	424	4%
80% - 100%	—	152	—	—	5	40	—	197	2%
Greater than 100%	—	—	—	25	—	9	—	34	—%
Total commercial mortgage loans	896	1,608	1,203	1,511	1,490	3,529	4	10,241	100%

Debt service coverage ratios:
Greater than 1.20x	694	1,092	955	1,387	1,324	3,211	4	8,667	85%
1.00x - 1.20x	202	372	106	83	34	172	—	969	9%
Less than 1.00x	—	144	142	41	132	146	—	605	6%
Total commercial mortgage loans	896	1,608	1,203	1,511	1,490	3,529	4	10,241	100%

Residential mortgage loans
Performing	413	308	49	37	14	409	—	1,230	94%
Nonperforming	6	11	8	6	7	40	—	78	6%
Total residential mortgage loans	419	319	57	43	21	449	—	1,308	100%

Total mortgage loans	$1,315	$1,927	$1,260	$1,554	$1,511	$3,978	$4	$11,549	100%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

	March 31, 2023
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,513	$—	$—	$—	$3,513
Hotel	1,006	—	—	—	1,006
Office	1,732	—	—	—	1,732
Retail	2,063	—	—	—	2,063
Warehouse	1,931	—	—	—	1,931
Total commercial	10,245	—	—	—	10,245
Residential (2)	1,072	—	59	15	1,146
Total	$11,317	$—	$59	$15	$11,391

	December 31, 2022
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,558	$—	$—	$—	$3,558
Hotel	1,015	—	—	—	1,015
Office	1,795	—	—	—	1,795
Retail	2,085	—	—	—	2,085
Warehouse	1,788	—	—	—	1,788
Total commercial	10,241	—	—	—	10,241
Residential (2)	1,230	—	63	15	1,308
Total	$11,471	$—	$63	$15	$11,549
(1)     At March 31, 2023 and December 31, 2022, includes mezzanine and bridge loans of $378 million and $410 million in the Apartment category, $36 million and $41 million in the Hotel category, $187 million and $236 million in the Office category, $31 million and $43 million in the Retail category, and $201 million and $140 million in the Warehouse category, respectively.
(2)    At March 31, 2023 and December 31, 2022, includes $41 million and $41 million of loans purchased when the loans were greater than 90 days delinquent and $11 million and $12 million of loans in process of foreclosure, and are supported with insurance or other guarantees provided by various governmental programs, respectively.

As of March 31, 2023 and December 31, 2022, there were no commercial mortgage loans involved in troubled debt restructuring, and stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $4 million and $3 million, respectively.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At both March 31, 2023 and December 31, 2022, $3.4 billion these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At both March 31, 2023 and December 31, 2022, the Company had $1.0 billion of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Other Invested Assets

Other invested assets primarily include investments in Federal Home Loan Bank capital stock, limited partnerships (“LPs”), and real estate. Federal Home Loan Bank capital stock is carried at cost and adjusted for any impairment. At both March 31, 2023 and December 31, 2022, FHLB capital stock had carrying value of $146 million, respectively. Real estate is carried at the lower of depreciated cost or fair value. At March 31, 2023 and December 31, 2022, real estate totaling $235 million and $237 million, respectively, included foreclosed properties with a book value of nil at both March 31, 2023 and December 31, 2022, respectively. Carrying values for limited partnership investments are generally determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At March 31, 2023 and December 31, 2022, investments in LPs had carrying values of $3,330 million and $3,212 million, respectively.

In June 2021, the Company entered into an arrangement to sell $420 million of limited partnership investments, of which $236 million and $168 million were sold in the second and third quarter of 2021, respectively, and the remainder was sold in January 2022. The LPs sold were carried at estimated sales price.

Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of March 31, 2023 and December 31, 2022, the estimated fair value of loaned securities was $38 million and $35 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At March 31, 2023 and December 31, 2022, cash collateral received in the amount of $39 million and $36 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Condensed Consolidated Balance Sheets. Short-term borrowings under such agreements averaged $808 million for three months ended March 31, 2023 and $311 million for the year ended December 31, 2022, with weighted average interest rates of 3.87% and 2.54%, respectively. At March 31, 2023 and December 31, 2022, the outstanding repurchase agreement balance was $1,085 million and $1,012 million, respectively, collateralized with U.S. Treasury notes and corporate securities and maturing within 30 days, and was included within repurchase agreements and securities lending payable in the Condensed Consolidated Balance Sheets. In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $8 million and nil both for the three months ended March 31, 2023 and 2022, respectively. The highest level of short-term borrowings at any month end was $1,085 million and $584 million for the three months ended March 31, 2023 and 2022, respectively.

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

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions, 2022 information recast for the adoption of LDTI):

	March 31, 2023
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,854	$75	$123	$(48)
Equity index call options	17,500	247	—	247
Equity index futures (2)	16,328	—	—	—
Equity index put options	43,500	643	—	643
Interest rate swaps	7,728	7	148	(141)
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	22,000	—	1,157	(1,157)
Interest rate futures (2)	81,365	—	—	—
Total return swaps	1,318	—	61	(61)
Total freestanding derivatives	193,093	972	1,489	(517)
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	963	(963)
Registered index linked annuity embedded derivatives (3)	N/A	—	421	(421)
Total embedded derivatives	N/A	—	1,384	(1,384)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	23	1	22
Cross-currency forwards	1,417	56	20	36
Funds withheld embedded derivative (4)	N/A	2,788	—	2,788
Total derivatives related to funds withheld under reinsurance treaties	1,575	2,867	21	2,846
Total	$194,668	$3,839	$2,894	$945

(1) The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures and options represents the market exposure of open positions.

(2) Variation margin is considered settlement resulting in the netting of cash received/paid for variation margin against the fair value of the trades.
(3) Included within other contract holder funds on the Condensed Consolidated Balance Sheets. The non-performance risk adjustment is included in the balance above.
(4) Included within funds withheld payable under reinsurance treaties on the Condensed Consolidated Balance Sheets.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments

	December 31, 2022
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,825	$73	$104	$(31)
Equity index call options	17,500	106	—	106
Equity index futures (2)	19,760	—	—	—
Equity index put options	30,500	958	—	958
Interest rate swaps	7,728	5	231	(226)
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	25,000	—	1,711	(1,711)
Interest rate futures (2)	105,261	—	—	—
Total return swaps	739	31	—	31
Total freestanding derivatives	209,813	1,173	2,046	(873)
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	931	(931)
Registered index linked annuity embedded derivatives (3)	N/A	—	205	(205)
Total embedded derivatives	N/A	—	1,136	(1,136)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	23	1	22
Cross-currency forwards	1,490	74	18	56
Funds withheld embedded derivative (4)	N/A	3,158	—	3,158
Total derivatives related to funds withheld under reinsurance treaties	1,648	3,255	19	3,236
Total	$211,461	$4,428	$3,201	$1,227

(1) The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures and options represents the market exposure of open positions.

(2) Variation margin is considered settlement resulting in the netting of cash received/paid for variation margin against the fair value of the trades.
(3) Included within other contract holder funds on the Condensed Consolidated Balance Sheets. The non-performance risk adjustment is included in the balance above.
(4) Included within funds withheld payable under reinsurance treaties on the Condensed Consolidated Balance Sheets.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended March 31,
	2023	2022
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$(26)	$(32)
Equity index call options	(164)	(589)
Equity index futures	(1,885)	623
Equity index put options	(762)	(315)
Interest rate swaps	66	(261)
Interest rate swaps - cleared	16	(88)
Put-swaptions	573	(468)
Interest rate futures	(306)	(310)
Total return swaps	(61)	—
Fixed index annuity embedded derivatives	(2)	1
Registered index linked annuity embedded derivatives	(107)	3
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	(2,658)	(1,436)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	1	3
Cross-currency forwards	(10)	18
Funds withheld embedded derivative	(370)	1,281
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	(379)	1,302
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$(3,037)	$(134)

All the Company’s trade agreements for freestanding, over-the-counter derivatives, contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit. At March 31, 2023 and December 31, 2022, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $749 million and $885 million, respectively, and held collateral was $695 million and $858 million, respectively, related to these agreements. At March 31, 2023 and December 31, 2022, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $1,208 million and $1,680, respectively, and provided collateral was $1,357 million and $1,650, respectively, related to these agreements. If all the downgrade provisions had been triggered at March 31, 2023 and December 31, 2022, in aggregate, the Company would have had to disburse nil and $30 million, respectively, and would have been allowed to claim $203 million and $27 million, respectively.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	March 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative
assets	$1,051	$—	$1,051	$301	$532	$132	$86
Financial Liabilities:
Freestanding derivative
liabilities	$1,510	$—	$1,510	$301	$2	$1,207	$—
Securities loaned	39	—	39	—	39	—	—
Repurchase agreements	1,085	—	1,085	—	—	1,085	—
Total financial liabilities	$2,634	$—	$2,634	$301	$41	$2,292	$—

(1) Represents the amount that could be offset under master netting or similar arrangements that management elects not to offset on the Condensed Consolidated Balance Sheets.
(2) Excludes initial margin amounts for exchange-traded derivatives.

	December 31, 2022
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

In the above tables, the amounts of assets or liabilities presented in the Company’s Condensed Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative liabilities of $1,384 million and $1,136 million as of March 31, 2023 and December 31, 2022, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative asset (liability) of $2,788 million and $3,158 million at March 31, 2023 and December 31, 2022.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
6. Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions, 2022 information recast for the adoption of LDTI):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$46,130	$46,130	$44,762	$44,762
Equity securities	225	225	393	393
Mortgage loans (1)	11,391	10,826	11,549	10,841
Limited partnerships	3,330	3,330	3,212	3,212
Policy loans (1)	4,377	4,377	4,377	4,377
Freestanding derivative instruments	1,051	1,051	1,270	1,270
Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock	146	146	146	146
Cash and cash equivalents	1,779	1,779	4,298	4,298
Reinsurance recoverable on market risk benefits	238	238	221	221
Market risk benefit assets	5,204	5,204	4,865	4,865
Separate account assets	204,366	204,366	195,906	195,906

Liabilities
Annuity reserves (2)	36,640	32,399	37,357	32,377
Market risk benefit liabilities	5,560	5,560	5,662	5,662
Reserves for guaranteed investment contracts (3)	989	958	1,128	1,099
Trust instruments supported by funding agreements (3)	5,597	5,404	5,887	5,760
FHLB funding agreements (3)	2,105	2,007	2,004	2,104
Funds withheld payable under reinsurance treaties (1)	22,254	22,254	22,957	22,957
Long-term debt	2,632	2,403	2,635	2,344
Securities lending payable	39	39	36	36
Freestanding derivative instruments	1,510	1,510	2,065	2,065
Notes issued by consolidated VIEs	2,016	2,016	1,732	1,732
Repurchase agreements	1,085	1,085	1,012	1,012
Separate account liabilities	204,366	204,366	195,906	195,906
(1) Includes items carried at fair value under the fair value option and trading securities.
(2) Annuity reserves represent only the components of other contract holder funds and reserves for future policy benefits and claims payable that are considered to be financial instruments.
(3) Included as a component of other contract holder funds on the Condensed Consolidated Balance Sheets.

The following is a discussion of the methodologies used to determine fair values of the financial instruments measured on a recurring basis reported in the following tables.

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

For those securities that were internally valued at March 31, 2023 and December 31, 2022, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, is generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally, are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at March 31, 2023 and December 31, 2022. As a result of using the net asset value per share practical expedient, limited partnership interests are not classified in the fair value hierarchy.

The Company’s limited partnership interests are not redeemable, and distributions received are generally the result of liquidation of the underlying assets of the partnerships. The Company generally has the ability under the partnership agreements to sell its interest to another limited partner with the prior written consent of the general partner. In cases when the Company expects to sell the limited partnership interest, the estimated sales price is used to determine the fair value rather than the practical expedient. These limited partnership interests are classified as Level 2 in the fair value hierarchy.

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

Funds Withheld Payable Under Reinsurance Treaties

The funds withheld payable under reinsurance treaties includes both the funds withheld payable which are held at fair value under the fair value option and the funds withheld embedded derivative. The fair value of the funds withheld payable which are held at fair value under the fair value option is equal to the fair value of the assets held as collateral, which primarily consists of policy loans using industry standard valuation techniques. The funds withheld embedded derivative is determined based upon a total return swap technique referencing the fair value of the investments held under the reinsurance contract and requires certain significant unobservable inputs. The funds withheld payable which are held at fair value under the fair value option and the funds withheld embedded derivative are considered Level 3 in the fair value hierarchy.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Separate Account Assets

Separate account assets are comprised of investments in mutual funds that transact regularly, but do not trade in active markets as they are not publicly available, and, are categorized as Level 2 assets.

Market Risk Benefits

Variable Annuities

Variable annuity contracts issued by the Company may include various guaranteed minimum death, withdrawal, income and accumulation benefits which are classified as MRBs and measured at fair value. The Company discontinued offering guaranteed minimum interest benefits (“GMIB”) in 2009 and guaranteed minimum accumulation benefits (“GMAB”) in 2011.

Our MRB assets and MRB liabilities are reported separately on our Condensed Consolidated Balance Sheets. Increases to an asset or decreases to a liability are described as favorable changes to fair value. Changes in fair value are reported in Market risk benefits (gains) losses, net on the Condensed Consolidated Income Statements. However, the change in fair value related to our own non-performance risk is recognized as a component of other comprehensive income and is reported in Change in non-performance on market risk benefits, net of tax expense (benefit) on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Variable annuity guaranteed benefit features classified as MRBs, which have explicit fees, are measured using the attributed fee method. Under the attributed fee method, fair value is measured as the difference between the present value of projected future liabilities and the present value of projected attributed fees. At the inception of the contract, the Company attributes to the MRB a portion of total fees expected to be assessed against the contract holder's account value to offset the projected claims over the lifetime of the contract. The attributed fee is expressed as a percentage of total projected future fees at inception of the contract. This percentage of total projected fees is considered a fixed term of the MRB feature and is held static over the life of the contract. This percentage may not exceed 100% of the total projected contract fees as of contract inception. As the Company may issue contracts that have projected future liabilities greater than the projected future guaranteed benefit fees at issue, the Company may also attribute mortality and expense charges when performing this calculation. The percentage of guaranteed benefit fees and the percentage of mortality and expense charges may not exceed 100% of the total projected fees as of contract inception. In subsequent valuations, both the present value of future projected liabilities and the present value of projected attributed fees are remeasured based on current market conditions and policyholder behavior assumptions.

The Company has ceded the guaranteed minimum income benefit (“GMIB”) features elected on certain annuity contracts to an unrelated party. The GMIBs ceded under this reinsurance treaty are classified as an MRB in their entirety. The reinsurance contract is measured at fair value and reported in Reinsurance recoverable on market risk benefits. Changes in fair value are recorded in market risk benefits (gains) losses, net. Due to the inability to economically reinsure or hedge new issues of the GMIB, the Company discontinued offering the benefit in 2009.

Fair values for MRBs related to variable annuities, including the contract reinsuring GMIB features, are calculated using internally developed models because active, observable markets do not exist for those guaranteed benefits.

The fair value calculation is based on the present value of future cash flows comprised of future expected benefit payments, less future attributed rider fees, over the lives of the contracts. Estimating these cash flows requires numerous estimates and subjective judgments related to capital market inputs, as well as actuarially determined assumptions related to expectations concerning policyholder behavior. Capital market inputs include expected market rates of return, market volatility, correlations of market index returns to fund returns, and discount rates, which includes an adjustment for non-performance risk. The more significant actuarial assumptions include benefit utilization by policyholders, lapse, mortality, and withdrawal rates. Best estimate assumptions plus risk margins are used as applicable.

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

As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions for the fair value model.

The use of the models and assumptions described above requires a significant amount of judgment. Management believes this results in an amount that the Company would be required to transfer for a liability, or receive for an asset, to or from a willing buyer or seller, if one existed, for those market participants to assume the risks associated with the guaranteed benefits and the related reinsurance. However, the ultimate settlement amount of the asset or liability, which is currently unknown, could likely be significantly different than this fair value.

Fixed Index Annuities

The longevity riders issued on fixed index annuities are classified as MRBs and measured at fair value. Similar to the variable annuity guaranteed benefit features, these contracts have explicit fees and are measured using the attributed fee method. The Company attributes a percentage of total projected future fees expected to be assessed against the policyholder to offset the projected future claims over the lifetime of the contract. If the fees attributed are insufficient to offset the claims at issue, the shortfall is borrowed from the host contract rather than recognizing a loss at inception.

RILA

RILA guaranteed benefit features are classified as MRBs and measured at fair value. Unlike variable or fixed index annuities, RILA products do not have explicit fees and are measured using an option-based method. The fair value measurement represents the present value of future claims payable by the MRB feature. At inception, the value of the MRB is deducted from the value of the contract resulting in no gain or loss.

See Note 12 of the Notes to Condensed Consolidated Financial Statements for more information regarding MRBs.

Fixed Index Annuities

The fair value of the index-linked crediting derivative feature embedded in fixed index annuities, included in Annuity Reserves in the above tables, is calculated using the closed form Black-Scholes Option Pricing model or Monte Carlo simulations, as appropriate for the type of option, incorporating such factors as the volatility of returns, the level of interest rates and the time remaining until the option expires. Additionally, assumed withdrawal rates are used to estimate the expected volume of embedded options that will be realized by policyholders.

RILA

The fair value of the index-linked crediting derivative feature embedded in RILAs, included in Annuity Reserves in the above table, is calculated using the closed form Black-Scholes Option Pricing model, incorporating such factors as the volatility of returns, the level of interest rates and the time remaining until the option expires. Additionally, assumed withdrawal rates are used to estimate the expected volume of embedded options that will be realized by policyholders.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

Fair Value Option

The Company elected the fair value option for debt securities related to certain consolidated investments totaling $2,093 million and $2,014 million at March 31, 2023 and December 31, 2022, respectively. These debt securities are reflected on the Company’s Condensed Consolidated Balance Sheets as debt securities, at fair value under the fair value option.

The Company has elected the fair value option for certain funds withheld assets, which are held as collateral for reinsurance, totaling $4,069 million and $4,160 million at March 31, 2023 and December 31, 2022, respectively, as discussed above, and includes mortgage loans as discussed below.

The Company elected the fair value option for certain mortgage loans held under the funds withheld reinsurance agreement with Athene. The fair value option was elected for these mortgage loans, purchased or funded after December 31, 2021, to mitigate inconsistency in earnings that would otherwise result between these mortgage loan assets and the funds withheld liability, including the associated embedded derivative, and are valued using third-party pricing services. Changes in fair value are reflected in net investment income on the Condensed Consolidated Income Statements.

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

	March 31,	December 31,
	2023	2022
Fair value	$480	$582
Aggregate contractual principal	491	591

As of March 31, 2023, no loans for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

The Company elected the fair value option for notes issued by consolidated VIEs totaling $2,016 million and $1,732 million at March 31, 2023 and December 31, 2022, respectively.

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Condensed Consolidated Financial Statements.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions, 2022 information recast for the adoption of LDTI):

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$4,893	$4,892	$1	$—
Other government securities	1,507	—	1,507	—
Public utilities	5,472	—	5,472	—
Corporate securities	26,684	—	26,658	26
Residential mortgage-backed	428	—	428	—
Commercial mortgage-backed	1,594	—	1,594	—
Other asset-backed securities	5,552	—	5,552	—
Equity securities	225	16	98	111
Mortgage loans	480	—	—	480
Limited partnerships (1)	550	—	102	448
Policy loans	3,427	—	—	3,427
Freestanding derivative instruments	1,051	—	1,051	—
Cash and cash equivalents	1,779	1,779	—	—
Reinsurance recoverable on market risk benefits	238	—	—	238
Market risk benefit assets	5,204	—	—	5,204
Separate account assets	204,366	—	204,366	—
Total	$263,450	$6,687	$246,829	$9,934

Liabilities
Embedded derivative liabilities (2)	$1,384	$—	$1,384	$—
Funds withheld payable under reinsurance treaties (3)	803	—	—	803
Freestanding derivative instruments	1,510	—	1,510	—
Notes issued by consolidated VIEs	2,016	—	2,016	—
Market risk benefit liabilities	5,560	—	—	5,560
Total	$11,273	$—	$4,910	$6,363

(1) Excludes $2,780 million of limited partnership investments measured at NAV.

(2) Includes the embedded derivative liabilities of $421 million related to RILA and $963 million liability of fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $2,788 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$5,185	$5,184	$1	$—
Other government securities	1,467	—	1,467	—
Public utilities	5,225	—	5,225	—
Corporate securities	25,146	—	25,090	56
Residential mortgage-backed	464	—	464	—
Commercial mortgage-backed	1,638	—	1,638	—
Other asset-backed securities	5,637	—	5,637	—
Equity securities	393	165	106	122
Mortgage loans	582	—	—	582
Limited partnerships (1)	440	—	—	440
Policy loans	3,419	—	—	3,419
Freestanding derivative instruments	1,270	—	1,270	—
Cash and cash equivalents	4,298	4,298	—	—
Reinsurance recoverable on market risk benefits	221	—	—	221
Market risk benefit assets	4,865	—	—	4,865
Separate account assets	195,906	—	195,906	—
Total	$256,156	$9,647	$236,804	$9,705

Liabilities
Embedded derivative liabilities (2)	$1,135	$—	$1,135	$—
Funds withheld payable under reinsurance treaties (3)	424	—	—	424
Freestanding derivative instruments	2,065	—	2,065	—
Notes issued by consolidated VIEs	1,732	—	1,732	—
Market risk benefit liabilities	5,662	—	—	5,662
Total	$11,018	$—	$4,932	$6,086

(1) Excludes $2,772 million of limited partnership investments measured at NAV.

(2) Includes the embedded derivative liabilities of $205 million related to RILA and $931 million of fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions, 2022 information recast for the adoption of LDTI):

	March 31, 2023
Assets	Total	Internal	External
Debt securities:
Corporate	$26	$—	$26
Equity securities	111	1	110
Mortgage loans	480	—	480
Limited partnerships	448	1	447
Policy loans	3,427	3,427	—
Reinsurance recoverable on market risk benefits	238	238	—
Market risk benefit assets	5,204	5,204	—
Total	$9,934	$8,871	$1,063

Liabilities
Funds withheld payable under reinsurance treaties (1)	803	803	—
Market risk benefit liabilities	5,560	5,560	—
Total	$6,363	$6,363	$—

(1) Includes the Athene embedded derivative asset of $2,788 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

	December 31, 2022
Assets	Total	Internal	External
Debt securities:
Corporate	$56	$—	$56
Equity securities	122	1	121
Mortgage loans	582	—	582
Limited partnerships	440	8	432
Policy loans	3,419	3,419	—
Reinsurance recoverable on market risk benefits	221	221	—
Market risk benefit assets	4,865	4,865	—
Total	$9,705	$8,514	$1,191

Liabilities
Funds withheld payable under reinsurance treaties (1)	424	424	—
Market risk benefit liabilities	5,662	5,662	—
Total	$6,086	$6,086	$—

(1) Includes the Athene embedded derivative asset of $3,158 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.
External pricing sources for securities represent unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on internally-priced Level 3 assets and liabilities that use significant unobservable inputs (in millions, 2022 information recast for the adoption of LDTI):

As of March 31, 2023
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$238	Discounted cash flow	Mortality(1)	0.01% - 23.33%	Decrease
			Lapse(2)	2.97% - 8.10%	Decrease
			Utilization(3)	0.00% - 20.00%	Increase
			Withdrawal(4)	47.50% - 52.50%	Increase
			Non-performance risk(5)	1.21% - 2.41%	Decrease
			Long-term Equity Volatility(6)	18.13% - 22.50%	Increase

Market risk benefit assets	$5,204	Discounted cash flow	Mortality(1)	0.01% - 23.33%	Decrease
			Lapse(2)	0.05% - 41.28%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	11.25% - 100.00%	Increase
			Non-performance risk(5)	1.21% - 2.41%	Decrease
			Long-term Equity Volatility(6)	18.13% - 22.50%	Increase

Liabilities
Market risk benefit liabilities	$5,560	Discounted cash flow	Mortality(1)	0.01% - 23.33%	Decrease
			Lapse(2)	0.05% - 41.28%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	11.25% - 100.00%	Increase
			Non-performance risk(5)	1.21% - 2.41%	Decrease
			Long-term Equity Volatility(6)	18.13% - 22.50%	Increase

(1)    Mortality rates vary by attained age, tax qualification status, guaranteed benefit election, and duration. The range displayed reflects ages from the minimum issue age for the benefit through age 95, which corresponds to the typical maturity age. A mortality improvement assumption is also applied.
(2)     Base lapse rates vary by contract-level factors, such as product type, surrender charge schedule and optional benefits election. Lapse rates are further adjusted based on the degree to which a guaranteed benefit is in-the-money, with lower lapse applying when benefits are more in-the-money. Lapse rates are also adjusted to reflect lower lapse expectations when guaranteed benefits are utilized.
(3)     The utilization rate represents the expected percentage of contracts that will utilize the benefit through annuitization (GMIB) or commencement of withdrawals (GMWB). Utilization may vary by benefit type, attained age, duration, tax qualification status, benefit provision, and degree to which the guaranteed benefit is in-the-money.
(4)     The withdrawal rate represents the percentage of annual withdrawal assumed relative to the maximum allowable withdrawal amount under the free partial withdrawal provision or the GMWB, as applicable. Free partial withdrawal rates vary based on the product type and duration. Withdrawal rates on contracts with a GMWB vary based on attained age, tax qualification status, GMWB type and GMWB benefit provisions.
(5)    Non-performance risk adjustment is applied as a spread over the risk-free rate to determine the rate used to discount the related cash flows and varies by projection year.
(6)    Long-term equity volatility represents the equity volatility beyond the period for which observable equity volatilities are available.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

As of December 31, 2022
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$221	Discounted cash flow	Mortality(1)	0.01% - 23.33%	Decrease
			Lapse(2)	2.97% - 8.10%	Decrease
			Utilization(3)	0.00% - 20.00%	Increase
			Withdrawal(4)	47.50% - 52.50%	Increase
			Non-performance risk(5)	0.64% - 2.27%	Decrease
			Long-term Equity Volatility(6)	18.50% - 23.68%	Increase

Market risk benefit assets	$4,865	Discounted cash flow	Mortality(1)	0.01% - 23.33%	Decrease
			Lapse(2)	0.05% - 41.28%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	11.25% - 100.00%	Increase
			Non-performance risk(5)	0.64% - 2.27%	Decrease
			Long-term Equity Volatility(6)	18.50% - 23.68%	Increase

Liabilities
Market risk benefit liabilities	$5,662	Discounted cash flow	Mortality(1)	0.01% - 23.33%	Decrease
			Lapse(2)	0.05% - 41.28%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	11.25% - 100.00%	Increase
			Non-performance risk(5)	0.64% - 2.27%	Decrease
			Long-term Equity Volatility(6)	18.50% - 23.68%	Increase
(1)    Mortality rates vary by attained age, tax qualification status, guaranteed benefit election, and duration. The range displayed reflects ages from the minimum issue age for the benefit through age 95, which corresponds to the typical maturity age. A mortality improvement assumption is also applied.
(2)     Base lapse rates vary by contract-level factors, such as product type, surrender charge schedule and optional benefits election. Lapse rates are further adjusted based on the degree to which a guaranteed benefit is in-the-money, with lower lapse applying when benefits are more in-the-money. Lapse rates are also adjusted to reflect lower lapse expectations when guaranteed benefits are utilized.
(3)     The utilization rate represents the expected percentage of contracts that will utilize the benefit through annuitization (GMIB) or commencement of withdrawals (GMWB). Utilization may vary by benefit type, attained age, duration, tax qualification status, benefit provision, and degree to which the guaranteed benefit is in-the-money.
(4)     The withdrawal rate represents the percentage of annual withdrawal assumed relative to the maximum allowable withdrawal amount under the free partial withdrawal provision or the GMWB, as applicable. Free partial withdrawal rates vary based on the product type and duration. Withdrawal rates on contracts with a GMWB vary based on attained age, tax qualification status, GMWB type and GMWB benefit provisions.
(5)    Non-performance risk adjustment is applied as a spread over the risk-free rate to determine the rate used to discount the related cash flows and varies by projection year.
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

At March 31, 2023 and December 31, 2022, securities of $2 million and $9 million are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy, respectively. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

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

The fair value of funds withheld payable under the Reassure America Life Insurance Company ("REALIC") reinsurance treaties, is determined based upon the fair value of the funds withheld investments held by the Company and is excluded from the tables above. The funds withheld payable under the Athene reinsurance treaty includes the Athene embedded derivative which is measured at fair value. The valuation of the embedded derivative utilizes a total return swap technique which incorporates the fair value of the invested assets supporting the reinsurance agreement as a component of the valuation. As a result, these valuations for the funds withheld payable under the REALIC reinsurance treaties and the Athene embedded derivative require certain significant inputs which are generally not observable and, accordingly, the valuation is considered Level 3 in the fair value hierarchy.

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

The MRB asset and liability fair value calculation is based on the present value of future cash flows comprised of future expected benefit payments, less future attributed fees (if applicable), over the lives of the contracts. Estimating these cash flows requires numerous estimates and subjective judgments related to capital market inputs, as well as actuarially determined assumptions related to expectations concerning policyholder behavior. The more significant actuarial assumptions include benefit utilization by policyholders, lapse, mortality, and withdrawal rates. Best estimate assumptions plus risk margins are used as applicable.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The tables below, 2022 information recast for the adoption of LDTI, provide roll-forwards for the three months ended March 31, 2023 and 2022 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		January 1,	Net	Comprehensive	and	(out of)	March 31,
Three Months Ended March 31, 2023		2023	Income	Income	Settlements	Level 3	2023
Assets
	Debt securities
	Corporate securities	$56	$—	$(1)	$(3)	$(26)	$26
	Equity securities	122	(10)	—	(1)	—	111
	Mortgage loans	582	(2)	—	(100)	—	480
	Limited partnerships	440	4	—	11	(7)	448
	Reinsurance recoverable on market risk benefits	221	17	—	—	—	238
	Market risk benefit assets	4,865	339	—	—	—	5,204
	Policy loans	3,419	29	—	(21)	—	3,427

Liabilities
	Funds withheld payable under reinsurance treaties	(424)	(399)	—	20	—	(803)
	Market risk benefit liabilities	(5,662)	(182)	284	—	—	(5,560)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		January 1,	Net	Comprehensive	and	(out of)	March 31,
Three Months Ended March 31, 2022		2022	Income	Income	Settlements	Level 3	2022
Assets
	Debt securities
	Corporate securities	$9	$—	$—	$2	$3	$14
	Equity securities	112	3	—	—	—	115
	Mortgage loans	—	2	—	188	—	190
	Limited partnerships	396	—	—	—	—	396
	Reinsurance recoverable on market risk benefits	383	(57)	—	—	—	326
	Market risk benefit assets	1,664	769	—	—	—	2,433
	Policy loans	3,467	60	—	(55)	—	3,472

Liabilities
	Funds withheld payable under reinsurance treaties	(3,759)	1,220	—	60	—	(2,479)
	Market risk benefit liabilities	(8,033)	1,195	936	—	—	(5,902)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the three months ended March 31, 2023 and 2022 shown above are as follows (in millions):

Three Months Ended March 31, 2023	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$1	$(4)	$—	$—	$(3)
Equity securities	—	(1)	—	—	(1)
Mortgage loans	36	(136)	—	—	(100)
Limited partnerships	18	(7)	—	—	11
Policy loans	—	—	35	(56)	(21)
Total	$55	$(148)	$35	$(56)	$(114)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(35)	$55	$20

Three Months Ended March 31, 2022	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$2	$—	$—	$—	$2
Mortgage loans	188	—	—	—	188
Policy loans	—	—	30	(85)	(55)
Total	$190	$—	$30	$(85)	$135

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(31)	$91	$60
For the three months ended March 31, 2023, transfers from Level 3 to Level 2 of the fair value hierarchy were $37 million, transfers from Level 2 to Level 3 were $11 million, and transfers from Level 3 to NAV were $7 million.

For the three months ended March 31, 2022, transfers from Level 3 to Level 2 of the fair value hierarchy were $4 million, transfers from Level 2 to Level 3 were $7 million, and there were no transfers from Level 3 fair value hierarchy to NAV.

The portion of gains (losses) included in net income (loss) or other comprehensive income (loss) ("OCI") attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended March 31,
	2023		2022
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$—	$(1)	$—	$—
Equity securities	(10)	—	3	—
Mortgage loans	(2)	—	2	—
Limited partnerships	10	—	—	—
Reinsurance recoverable on market risk benefits	17	—	(57)	—
Market risk benefit assets	339	—	769	—
Policy loans	29	—	60	—

Liabilities
Funds withheld payable under reinsurance treaties	(399)	—	1,220	—
Market risk benefit liabilities	(182)	284	1,195	936

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Fair Value of Financial Instruments Carried at Other Than Fair Value

The following is a discussion of the methodologies used to determine fair values of the financial instruments measured on a nonrecurring basis reported in the following table.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions):

	March 31, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$10,911	$10,346	$—	$—	$10,346
Policy loans	950	950	—	—	950
FHLBI capital stock	146	146	146	—	—

Liabilities
Annuity reserves (1)	$35,256	$31,015	$—	$—	$31,015
Reserves for guaranteed investment contracts (2)	989	958	—	—	958
Trust instruments supported by funding agreements (2)	5,597	5,404	—	—	5,404
FHLB funding agreements (2)	2,105	2,007	—	—	2,007
Funds withheld payable under reinsurance treaties	21,451	21,451	—	—	21,451
Debt	2,632	2,403	—	2,403	—
Securities lending payable	39	39	—	39	—
Repurchase agreements	1,085	1,085	—	1,085	—
Separate account liabilities (3)	204,366	204,366	—	204,366	—

	December 31, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$10,967	$10,259	$—	$—	$10,259
Policy loans	958	958	—	—	958
FHLBI capital stock	146	146	146	—	—

Liabilities
Annuity reserves (1)	$36,222	$31,242	$—	$—	$31,242
Reserves for guaranteed investment contracts (2)	1,128	1,099	—	—	1,099
Trust instruments supported by funding agreements (2)	5,887	5,760	—	—	5,760
FHLB funding agreements (2)	2,004	2,104	—	—	2,104
Funds withheld payable under reinsurance treaties	22,533	22,533	—	—	22,533
Debt	2,635	2,344	—	2,344	—
Securities lending payable	36	36	—	36	—
Repurchase agreements	1,012	1,012	—	1,012	—
Separate account liabilities (3)	195,906	195,906	—	195,906	—

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Deferred Acquisition Costs

7. Deferred Acquisition Costs

This note contains the new accounting policy for the adoption of LDTI

Certain costs that are directly related to the successful acquisition of new or renewal insurance business are capitalized as deferred acquisition costs in the period they are incurred. These costs primarily pertain to commissions and certain costs associated with policy issuance and underwriting. All other acquisition costs are expensed as incurred.

Contracts are grouped into cohorts by contract type and issue year. For traditional and limited-payment insurance contracts, contracts are grouped consistent with the groupings used in estimating the associated liability. Deferred acquisition costs are amortized into expense on a constant level basis over the expected term of the grouped contracts. For traditional and limited-payment insurance contracts, amortization is determined based on projected in force amounts. For non-traditional contracts, amortization is determined based on projected policy counts.

The expected term used to amortize deferred acquisition costs is determined using best estimate assumptions, including mortality and persistency, consistent with the best estimate assumptions used to determine the reserve for future policy benefits, market risk benefits, and additional liabilities for applicable contracts. For amortization of deferred acquisition costs related to contracts without these balances, assumptions used to determine expected term are developed in a similar manner. The amortization rate is determined using all information available as of the end of the reporting period, including actual experience and any assumption updates. Annually, or as circumstances warrant, a comprehensive review of assumptions is conducted and assumptions are revised as appropriate. If assumptions are revised, the amortization rate is calculated using revised assumptions such that the effect of revised assumptions is recognized prospectively as of the beginning of that reporting period.

Unamortized deferred acquisition costs are written off when a contract is internally replaced and substantially changed. Substantially unchanged contracts are treated as a continuation of the replaced contract, with no change to the unamortized deferred acquisition costs at the time of the replacement.

The following table presents the roll-forward of the deferred acquisition costs (in millions, 2022 information recast for the adoption of LDTI). The current period amortization is based on the end of the period estimates of mortality and persistency. The amortization pattern is revised on a prospective basis at the beginning of the period based on the period’s actual experience.

	Three Months Ended March 31,	Twelve months Ended December 31,
	2023	2022
Variable Annuities
Balance, beginning of period	$12,699	$13,364
Deferrals of acquisition costs	104	544
Amortization	(288)	(1,209)
Variable Annuities balance, end of period	$12,515	$12,699

Reconciliation of total deferred acquisition costs
Variable Annuities balance, end of period	$12,515	$12,699
Other product lines, end of period	245	224
Total balance, end of period	$12,760	$12,923

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance

8. Reinsurance

This note contains the new accounting policy for the adoption of LDTI.

The Company, through its subsidiary insurance companies, assumes and cedes reinsurance from and to other insurance companies to limit losses from large exposures. However, if the reinsurer is unable to meet its obligations, the originating issuer of the coverage retains the liability. The Company reinsures certain of its risks to other reinsurers under a coinsurance, coinsurance with funds withheld, modified coinsurance, or yearly renewable term basis. The Company regularly monitors the financial strength ratings of its reinsurers.

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020 to reinsure on 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.2 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $147 million at March 31, 2023.

Swiss Re Reinsurance

Jackson has three retrocession reinsurance agreements (“retro treaties”) with Swiss Reinsurance Company Ltd. (“SRZ”). Pursuant to these retro treaties, Jackson ceded to SRZ on a 100% coinsurance with funds withheld basis, subject to pre-existing reinsurance with other parties, certain blocks of business. As a result of the reinsurance agreements with SRZ, Jackson withholds certain assets, primarily in the form of policy loans and debt securities, as collateral for the reinsurance recoverable.

The Company has also acquired certain blocks of business that are closed to new business and wholly ceded to non-affiliates. These include both direct and assumed accident and health business, direct and assumed life insurance business, and certain institutional annuities.

GMIB Reinsurance

The Company’s guaranteed minimum income benefits (GMIBs) are reinsured with an unrelated party. GMIB reinsured benefits are subject to aggregate annual claim limits. Deductibles also apply on reinsurance of GMIB business issued since March 1, 2005. The Company discontinued offering the GMIB in 2009.

Reinsurance Recoverables and Reinsured Market Risk Benefits

Ceded reinsurance agreements are reported on a gross basis on the Company’s Condensed Consolidated Balance Sheets as an asset for amounts recoverable from reinsurers or as a component of other assets or liabilities for amounts, such as premiums, owed to or due from reinsurers.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
Reinsurance recoverables relating to reinsurance of traditional and limited-payment contracts are required to be recognized and measured in a manner consistent with the liabilities relating to the underlying reinsured contracts, including using consistent assumptions. Reinsurance contracts may be executed subsequent to the direct contract issue dates, and market interest rates may have changed between the date that the underlying insurance contracts were issued and the date the reinsurance contract is recognized in the financial statements, resulting in the underlying discount rate differing between the direct and reinsured business.

The Company regularly monitors the financial strength ratings of its reinsurers. At March 31, 2023 and December 31, 2022, the Company had ACL of $15 million and $15 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the Condensed Consolidated Balance Sheets. The ACL considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements. For reinsurance recoverables that are collateralized, and the amount of collateral is expected to be adjusted as necessary as a result of fair value changes in the collateral, the Company determines that the expectation of nonpayment of the carrying value of the reinsurance recoverable is zero. If the fair value of the collateral at the reporting date is less than the carrying value of the reinsurance recoverable, the Company recognizes an ACL on the difference between the fair value of the collateral at the reporting date and the carrying value of the reinsurance recoverable. Additions to or releases of the ACL are reported in death, other policyholder benefits, and changes in reserves, net of deferrals in the Condensed Consolidated Income Statements.

Reinsurance recoverable on market risk benefits is recognized at fair value. The change in the fair value of reinsurance recoverable on market risk benefits, including the change in fair value due to the change in third-party credit risk (i.e., credit risk of the reinsurer), is recognized in current period earnings within market risk benefit (gains) losses, net.

The Company’s reinsurance contract that cedes only the GMIB elected on certain variable annuity products is classified as a reinsurance recoverable on market risk benefits. These reinsured MRBs may have direct MRB balances recorded as either assets or liabilities; however, because the unit of account for the reinsured MRB is the reinsurance contract, the ceded MRB is presented in total within reinsurance recoverable on market risk benefits. The fees used to determine the fair value of the reinsurance recoverable on market risk benefits are those defined in the reinsurance contract.

Guaranteed benefits related to the optional lifetime income rider offered on certain fixed index annuities are market risk benefits that are reinsured with Athene. The reinsured market risk benefit is measured using a non-option valuation approach which uses cash flow assumptions and an attributed fee ratio consistent with those used to measure the market risk benefit on the direct contract and a discount rate that considered the reinsurer’s credit risk. The attributed fee is locked-in at inception of the contract.

Components of the Company’s reinsurance recoverable excluding market risk benefits were as follows (in millions, 2022 information recast for the adoption of LDTI):

	March 31,	December 31,
	2023	2022
Reserves:
Life	$5,255	$5,307
Accident and health	494	482
Annuity benefits (1)	21,617	22,470
Claims liability and other	712	787
Total	$28,078	$29,046
(1)     Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
Components of the Company’s reinsurance recoverable on market risk benefits were as follows (in millions, recast for the adoption of LDTI):

	March 31,	December 31,
	2023	2022
Variable annuity	$192	$183
Other product lines	46	38
Total	$238	$221

Reinsurance and Funds Withheld Payable Under Reinsurance Treaties

Under the reinsurance agreement with Athene and the retro treaties with SRZ, the Company maintains ownership of the underlying investments instead of transferring them to the reinsurer and, as a result, records a funds withheld liability payable to the reinsurer. Investment returns earned on withheld assets are paid by the Company to the reinsurer, pursuant to the terms of the agreements. Investment income and net gains (losses) on derivatives and investments are reported net of gains or losses on the funds withheld payable under reinsurance treaties.

The amounts credited to reinsurers on the funds withheld payable is based on the return earned on those assets which is subject to the credit risk of the original issuer of the instrument rather than Jackson’s own creditworthiness, which results in an embedded derivative (total return swap).

Funds withheld under reinsurance agreement with Athene

The Company recognizes a liability for the embedded derivative related to the funds withheld under the reinsurance agreement with Athene within funds withheld payable under reinsurance treaties in the Condensed Consolidated Balance Sheets. The embedded derivative is measured at fair value with changes in fair value reported in net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements. At inception of the reinsurance agreement with Athene, the fair value of the withheld investments differed from their book value and, accordingly, while the investments are held, the amortization of this difference is reported in net gains (losses) on derivatives and investments in the Condensed Consolidated income Statements.

Funds withheld under reinsurance agreements with SRZ

At execution of the retro treaties with SRZ, the Company elected the fair value option for the withheld assets, as well as the related funds withheld payable. Accordingly, the embedded derivative is not bifurcated or separately measured. The funds withheld payable is measured at fair value with changes in fair value reported in net gains (losses) on derivatives and investments. The fair value of the funds withheld payable is equal to the fair value of the assets held as collateral.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the Condensed Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2023	2022
Assets
Debt securities, available-for-sale	$13,264	$13,622
Debt securities, at fair value under the fair value option	162	159
Equity securities	73	77
Mortgage loans	4,004	4,127
Mortgage loans, at fair value under the fair value option	480	582
Policy loans	3,441	3,435
Freestanding derivative instruments, net	58	78
Other invested assets	821	793
Cash and cash equivalents	106	260
Accrued investment income	156	166
Other assets and liabilities, net	(57)	(73)
Total assets (1)	$22,508	$23,226

Liabilities
Funds held under reinsurance treaties (2)	$22,254	$22,957
Total liabilities	$22,254	$22,957
(1)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $2,788 million and $3,158 million at March 31, 2023 and December 31, 2022, respectively.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Debt securities (1)	$172	$150
Equity securities	(1)	(16)
Mortgage loans (2)	66	52
Policy loans	81	80
Limited partnerships	8	16
Total investment income on funds withheld assets	326	282
Other investment expenses on funds withheld assets (3)	(19)	(22)
Total net investment income on funds withheld reinsurance treaties	$307	$260

(1)    Includes $2 million and $(6) million for the three months ended March 31, 2023 and 2022, respectively, related to the change in fair value for securities carried under the fair value option.
(2)    Includes $(2) million and $2 million for the three months ended March 31, 2023 and 2022, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Available-for-sale securities
Realized gains on sale	$5	$37
Realized losses on sale	(38)	(27)
Credit loss expense	(11)	(28)
Credit loss expense on mortgage loans	(3)	(2)
Other	9	(16)
Net gains (losses) on non-derivative investments	(38)	(36)
Net gains (losses) on derivative instruments	(9)	21
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	(626)	1,043
Total net gains (losses) on derivatives and investments	$(673)	$1,028

(1) Includes the Athene embedded derivative gain (loss) of $(370) million and $1,281 million for the three months ended March 31, 2023 and 2022, respectively.

9. Reserves for Future Policy Benefits and Claims Payable

This note contains the new accounting policy for the adoption of LDTI

Reserves for Future Policy Benefits

For non-participating traditional and limited-payment insurance contracts, the reserve for future policy benefits represents the present value of estimated future policy benefits to be paid to or on behalf of policyholders in future periods and certain related expenses less the present value of estimated future net premiums.

Reserves for future policy benefits for non-participating traditional and limited-payment insurance contracts are measured using the net premium ratio (NPR) measurement model. The NPR measurement model accrues for future policy benefits in proportion to the premium revenue recognized. The reserve for future policy benefits is derived from the Company's best estimate of future net premium and future benefits and expenses, which is based on best estimate assumptions including mortality, persistency, claims expense, and discount rate. On an annual basis, or as circumstances warrant, we conduct a comprehensive review of our current best estimate assumptions based on our experience, industry benchmarking, and other factors, as applicable. Expense assumptions are updated based on estimates of expected non-level costs, such as termination or settlement costs, and costs after the premium-paying period and exclude acquisition costs or any costs that are required to be charged to expenses as incurred. Updates to assumptions are applied on a retrospective basis, and the change in the reserve for future policy benefits resulting from updates to assumptions is reported separately on the Condensed Consolidated Income Statements within the (Gain) loss from updating future policy benefits cash flow assumptions, net. Each reporting period the reserve for future policy benefits is updated to reflect actual experience to date.

The Company establishes cohorts, which are groupings used to measure reserves for future policy benefits. In determining cohorts, the Company considered both qualitative and quantitative factors, including the issue year, type of product, product features, and legal entity.

The discount rate used to estimate reserves for future policy benefits is consistent with an upper-medium grade (low-credit risk) fixed-income corporate instrument yield, which has been interpreted to represent a single-A corporate instrument yield. This discount rate curve is determined by fitting a parametric function to yields to maturity and related times to maturity of market observable single-A rated corporate instruments. The discount rate used to recognize interest accretion on the reserves for future policy benefits is locked at the initial measurement of the cohort. Each reporting period, the reserve for future policy benefits is remeasured using the current discount rate. The difference between the reserve calculated using the current discount rate and the reserve calculated using the locked-in discount rate is recorded in other comprehensive income.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable

For limited-payment insurance contracts, premiums are paid over a period shorter than the period over which benefits are provided. Gross premiums received in excess of the net premium are deferred and recognized as a deferred profit liability ("DPL"). The DPL is included within the reserve for future policy benefits and profits are recognized in income as a component of benefit expenses on a constant relationship with the amount of expected future benefit payments. Interest is accreted on the balance of the DPL using the discount rate locked in at the initial measurement of the cohort. Measurement of the DPL uses best estimate assumptions for mortality. These assumptions are similarly subject to the annual review process discussed above.

Additional Liabilities – Universal Life-type

For universal life-type insurance contracts, a liability is recognized for the policyholder’s account value as discussed further in Note 10 of the Notes to Condensed Consolidated Financial Statements. Where these contracts provide additional benefits beyond the account balance or base insurance coverage that are not market risk benefits or embedded derivatives, liabilities in addition to the policyholder’s account value are recognized. These additional liabilities for annuitization, death and other insurance benefits are reported within reserves for future policy benefits and claims payable. The methodology uses a benefit ratio defined as a constant percentage of the assessment base. This ratio is multiplied by current period assessments to determine the reserve accrual for the period. The assumptions used in the measurement of the additional liabilities for annuitization, death and other insurance benefits are based on best estimate assumptions including mortality, persistency, investment returns, and discount rates. These assumptions are similarly subject to the annual review process discussed above. As available-for-sale debt securities are carried at fair value, an adjustment is made to these additional liabilities equal to the change in liability that would have occurred if such securities had been sold at their stated fair value and the proceeds reinvested at current yields. This adjustment, along with the change in net unrealized gains (losses) on available-for-sale debt securities, net of applicable tax, is credited or charged directly to equity as a component of other comprehensive income.

See Note 10 of the Notes to Condensed Consolidated Financial Statements for more information regarding other contract holder funds.

Other Future Policy Benefits and Claims Payable

In conjunction with a prior acquisition, the Company recorded a fair value adjustment at acquisition related to certain annuity and interest-sensitive liability blocks of business to reflect the cost of the interest guarantees within the in-force liabilities, based on the difference between the guaranteed interest rate and an assumed new money guaranteed interest rate at acquisition. This adjustment is included in other future policy benefits and claims payable as disclosed in the table below. This liability is remeasured at the end of each period, taking into account changes in the in-force block. Any resulting change in the liability is recorded as a Gain (loss) from updating future policy benefits cash flow assumptions, net through the Condensed Consolidated Income Statements.

In addition, annuity and life claims liabilities in course of settlement are included in other future policy benefits and claims payable as disclosed in the table below.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following table summarizes the Company’s reserves for future policy benefits and claims payable balances (in millions, 2022 information recast for the adoption of LDTI):

	March 31,	December 31,
	2023	2022
Reserves for future policy benefits
Payout Annuities	$1,067	$1,042
Closed Block Life	4,183	4,161
Closed Block Annuity	4,437	4,434
Reserves for future policy benefits	9,687	9,637
Additional liabilities
Closed Block Life	1,117	1,131
Other future policy benefits and claims payable	1,565	1,550
Reserves for future policy benefits and claims payable	$12,369	$12,318

The following tables present the roll-forward of components of reserves for future policy benefits (in millions, 2022 information recast for the adoption of LDTI):

	Present Value of Expected Net Premiums
	Three Months Ended March 31,			Year Ended December 31,
	2023			2022
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$—	$1,287	$—	$—	$1,464	$—
Beginning of period cumulative effect of changes in discount rate assumptions	—	161	—	—	(157)	—
Beginning balance at original discount rate	—	1,448	—	—	1,307	—
Effect of changes in cash flow assumptions	—	—	—	—	242	—
Effect of actual variances from expected experience	—	(78)	—	—	1	—
Balance adjusted for variances from expectation	—	1,370	—	—	1,550	—
Issuances	—	2	—	—	6	—
Interest accrual	—	9	—	—	39	—
Net premiums collected	—	(44)	—	—	(147)	—
Ending balance at original discount rate	—	1,337	—	—	1,448	—
End of period cumulative effect of changes in discount rate assumptions	—	(123)	—	—	(161)	—
Balance, end of period	$—	$1,214	$—	$—	$1,287	$—

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable

	Present Value of Expected Future Policy Benefits
	Three Months Ended March 31,			Year Ended December 31,
	2023			2022
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$1,042	$5,448	$4,434	$1,249	$6,913	$5,739
Beginning of period cumulative effect of changes in discount rate assumptions	132	958	275	(84)	(349)	(689)
Beginning balance at original discount rate (including DPL of $40, $0 and $671 in March 31, 2023, and, $38, $0 and $459 in December 31, 2022 for payout annuities, closed block life and closed block annuity, respectively)	1,174	6,406	4,709	1,165	6,564	5,050
Effect of changes in cash flow assumptions	—	—	—	4	331	(15)
Effect of actual variances from expected experience	(5)	(71)	(1)	(37)	38	(34)
Balance adjusted for variances from expectation	1,169	6,335	4,708	1,132	6,933	5,001
Issuances	29	4	—	126	14	4
Interest accrual	10	51	50	40	209	210
Benefits payments	(33)	(167)	(124)	(124)	(750)	(506)
Ending balance of original discount rate (including DPL of $40, $0 and $658 in March 31, 2023, and, $40, $0 and $671 in December 31, 2022 for payout annuities, closed block life and closed block annuity, respectively)	1,175	6,223	4,634	1,174	6,406	4,709
End of period cumulative effect of changes in discount rate assumptions	(108)	(826)	(197)	(132)	(958)	(275)
Balance, end of period	$1,067	$5,397	$4,437	$1,042	$5,448	$4,434

Reserves for future policy benefits	1,067	4,183	4,437	1,042	4,161	4,434
Less: Reinsurance recoverable	81	2,260	2	71	2,263	2
Reserves for future policy benefits, after reinsurance recoverable	$986	$1,923	$4,435	$971	$1,898	$4,432

The following table presents the weighted average duration of the reserves for future policy benefits (2022 information recast for the adoption of LDTI).. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity
March 31, 2023
Weighted average duration (years)	7.0	7.9	7.1
December 31, 2022
Weighted average duration (years)	6.9	7.8	7.0

The significant assumptions used in the future policy benefits calculation consist of mortality, persistency, and discount rate. We have undertaken a comprehensive review of the significant assumptions used in the future policy benefits calculation. No significant changes were made to the mortality, persistency or claim expense assumptions during first quarter of 2023. During 2022, increase in benefits from active life reserves for certain Closed Block Life policies resulted in an increase in the liability for future policy benefits. However, this business is fully reinsured, resulting in no impact to the Company. No other significant changes were made during 2022.

The discount rate assumption was updated based on current market data. Discount rates decreased in the first quarter of 2023 since the fourth quarter of 2022 primarily due to the decrease in risk-free rates resulting in an increase in liability for future policy benefits. Discount rates increased substantially throughout 2022 primarily due to increases in risk-free rates which resulted in a decrease in the liability for future policy benefits. Refer to the roll-forward above for further details.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable

The following table presents the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments for future policy benefits for non-participating traditional and limited-payment insurance contracts (in millions, 2022 information recast for the adoption of LDTI). The discounted premiums are calculated using the current discount rate, while the undiscounted cash flows represent the gross cash flows before any discounting is applied:

	March 31, 2023		December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future benefit payments	$1,555	$1,027	$1,542	$999
Expected future gross premiums	—	—	—	—
Closed Block Life
Expected future benefit payments	8,512	5,526	8,751	5,578
Expected future gross premiums	5,729	3,392	5,976	3,489
Closed Block Annuity
Expected future benefit payments	5,733	3,746	5,834	3,729
Expected future gross premiums	$—	$—	$—	$—

The following table presents the amount of revenue and interest related to non-participating traditional and limited-pay insurance contracts recognized in the Condensed Consolidated Income Statements (in millions, 2022 information recast for the adoption of LDTI):

	Gross Premiums		Interest Expense
	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Payout Annuities	$4	$10	$10	$40
Closed Block Life	64	390	42	170
Closed Block Annuity	—	—	50	210
Total	$68	$400	$102	$420

The following table presents the weighted average interest rate for the reserves for future policy benefits at the cohort's level for the locked-in discount rate (interest accretion rate), and current discount rate, weighted by the cohort's benefit reserve amount (2022 information recast for the adoption of LDTI):

	March 31, 2023	December 31, 2022
Payout Annuities
Interest accretion rate	3.74%	3.71%
Current discount rate	5.11%	5.40%
Closed Block Life
Interest accretion rate	3.02%	3.01%
Current discount rate	5.08%	5.34%
Closed Block Annuity
Interest accretion rate	4.40%	4.40%
Current discount rate	5.12%	5.41%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following table presents a roll-forward of Closed Block Life additional liabilities for annuitization, death and other insurance benefits (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Balance, beginning of period	$1,131	$1,173
Beginning of period cumulative effect of changes in shadow adjustments	41	(14)
Beginning balance excluding shadow	1,172	1,159
Effect of changes in cash flow assumptions	—	6
Effect of actual variances from expected experience	12	58
Interest accrual	14	56
Net assessments collected	(57)	(107)
Ending balance excluding shadow	1,141	1,172
End of period cumulative effect of changes in shadow adjustments	(24)	(41)
Balance, end of period	$1,117	$1,131

The following table presents the weighted average duration of Closed Block Life additional liabilities for annuitization, death and other insurance benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount (2022 information recast for the adoption of LDTI):

	March 31, 2023	December 31, 2022
Weighted average duration (years)	7.7	8.1

The significant assumptions used in the additional liability for annuitization, death and other insurance benefits calculation consists of mortality, persistency, investment returns, and crediting rate. We have undertaken a comprehensive review of the significant assumptions used in the additional liability for annuitization, death and other insurance benefits calculation, and did not make any significant changes to the mortality, persistency, investment returns, or crediting rates in 2022 and will review these assumptions later in 2023.

The following table presents assessments and interest expense of Closed Block Life additional liabilities for annuitization, death and other insurance benefits recognized in the Condensed Consolidated Income Statements (in millions, 2022 information recast for the adoption of LDTI):

	Assessments		Interest Expense
	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Additional liability for annuitization, death and other insurance benefits	$(57)	$(107)	$14	$56

The following table presents the weighted average current discount rate of Closed Block Life additional liabilities for annuitization, death and other insurance benefits, applied at the cohort level weighted by reserve benefit amount (2022 information recast for the adoption of LDTI):

	March 31, 2023	December 31, 2022
Weighted average current discount rate	4.96%	4.96%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

10. Other Contract Holder Funds

This note contains the new accounting policy for the adoption of LDTI

Other contract holder funds represent the policyholder account balance on our universal life-type products, investment contracts, and the fair value of the embedded derivatives associated with the indexed crediting features on our fixed index annuities and registered index-linked annuities.

Universal life type contracts have an account balance as a principal component in which interest is credited to policyholders and assessments are deducted for mortality risk and contract administration. The account balance is recognized as a liability within other contract holder funds, and the liability is updated each period for fee and assessment deductions and increased for interest or returns credited to the account balance.

Certain of our universal life type contracts contain features that are not classified as market risk benefits or embedded derivatives but provide additional benefits beyond the account balance or base insurance coverage for which a liability in addition to the account balance is necessary. These additional liabilities for death or other insurance benefits are reported as a component of reserves for future policy benefits and claims payable in the Condensed Consolidated Balance Sheets. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for more information regarding these additional liabilities.

Certain contracts without significant mortality or morbidity risk and certain annuities that lack insurance risk are treated as investment contracts. As investment contracts, payments received are reported as liabilities and accounted for in a manner that is consistent with the accounting for interest-bearing or other financial instruments, within other contract holder funds.

The Company issues a variety of annuity products including fixed annuities, fixed index annuities, registered index linked annuities, variable annuities and payout annuities. For annuity contracts that are classified as investment contracts, the liability is the account balance as of the reporting date, reported within the other contract holder funds. For the variable annuity products only the allocations to fixed fund options are reported in other contract holder funds.

For our fixed index annuities and registered index linked annuities, the equity-linked option issued by the Company is accounted for as an embedded derivative measured at fair value and reported as a component of other contract holder funds on the Condensed Consolidated Balance Sheets with changes in fair value recorded in net income within net gains (losses) on derivatives and investments. The fair value is determined using an option-budget method with capital market inputs of market index returns and discount rates as well as actuarial assumptions including lapse, mortality and withdrawal rates. Favorable equity market movements cause increases in future contract holder benefits, resulting in an increase in the fair value of the embedded derivative liability (and vice versa). The Company also establishes a host contract reserve to support the underlying guaranteed account value growth. This host contract liability is included as a component of other contract holder funds on the Condensed Consolidated Balance Sheets. Interest is accreted to the host contract liability using an effective yield method.

Our annuity products may contain certain features or guarantees that are classified as market risk benefits. These market risk benefits are a component of the market risk benefits line items in the Condensed Consolidated Balance Sheet. See Note 12 of the Notes to Condensed Consolidated Financial Statements for more information regarding market risk benefits.

The Company’s institutional products business is comprised of the guaranteed investment contracts, medium-term funding agreement-backed notes and funding agreements (including agreements issued in conjunction with the Company’s participation in the U.S. Federal Home Loan Bank ("FHLB") program) described below.

The Company has established a $27 billion aggregate Global Medium-Term Note ("MTN") program. Jackson National Life Global Funding was formed as a statutory business trust, solely for the purpose of issuing Medium-Term Note instruments to institutional investors, the proceeds of which are deposited with the Company and secured by the issuance of funding agreements. The carrying values at March 31, 2023 and December 31, 2022 totaled $5.6 billion and $5.9 billion, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
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

Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of long-term notes or funding agreements issued to FHLBI. At both March 31, 2023 and December 31, 2022, the Company held $146 million of FHLBI capital stock, respectively, supporting $2.2 billion and $2.1 billion in funding agreements and long-term borrowings at March 31, 2023 and December 31, 2022, respectively.

The following table presents the liabilities for other contract holder funds (in millions, 2022 information recast for the adoption of LDTI):

	March 31, 2023	December 31, 2022
Payout Annuity	$847	$837
Variable Annuity	9,927	10,259
Fixed Annuity	11,082	11,696
Fixed Indexed Annuities	11,375	11,787
RILA	2,501	1,875
Closed Block Life	11,179	11,215
Closed Block Annuity	1,316	1,319
Institutional Products	8,691	9,019
Other Product Lines	176	183
Total other contract holder funds	$57,094	$58,190

The following table presents a roll-forward of other contract holder funds, gross of reinsurance (in millions, 2022 information recast for the adoption of LDTI):

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity	Total
Balance as of January 1, 2023	$837	$10,259	$11,696	$11,787	$1,875	$11,215	$1,319	$48,988
Deposits	45	316	82	71	533	80	1	1,128
Surrenders, withdrawals and benefits	(64)	(457)	(748)	(556)	(17)	(198)	(16)	(2,056)
Net transfers from (to) separate accounts	—	(242)	—	—	—	—	—	(242)
Investment performance / change in value of equity option	—	—	—	67	108	—	—	175
Interest credited	6	73	91	54	2	161	11	398
Policy charges and other	23	(22)	(39)	(48)	—	(79)	1	(164)
Balance as of March 31, 2023	$847	$9,927	$11,082	$11,375	$2,501	$11,179	$1,316	$48,227

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity	Total
Balance as of December 31, 2021	$831	$9,456	$13,185	$13,161	$110	$11,570	$1,394	$49,707
Deposits	213	1,350	276	126	1,811	320	9	4,105
Surrenders, withdrawals and benefits	(230)	(1,492)	(2,017)	(1,414)	(8)	(766)	(118)	(6,045)
Net transfers from (to) separate accounts	—	870	—	—	—	—	—	870
Investment performance / change in value of equity option	—	—	—	(302)	(37)	—	—	(339)
Interest credited	20	168	389	238	2	659	48	1,524
Policy charges and other	3	(93)	(137)	(22)	(3)	(568)	(14)	(834)
Balance as of December 31, 2022	$837	$10,259	$11,696	$11,787	$1,875	$11,215	$1,319	$48,988

The following table presents weighted average crediting rate, net amount at risk, and cash surrender value of contract holder account balances (dollars in millions, 2022 information recast for the adoption of LDTI):

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity
March 31, 2023
Weighted-average crediting rate (1)	2.83%	2.94%	3.28%	1.90%	0.32%	5.76%	3.34%
Net amount at risk (2)	$—	$—	$—	$—	$—	$17,154	$—
Cash surrender value (3)	$—	$9,792	$10,981	$10,979	$2,314	$11,098	$1,316
December 31, 2022
Weighted-average crediting rate (1)	2.39%	1.64%	3.33%	2.02%	0.11%	5.88%	3.64%
Net amount at risk (2)	$—	$—	$—	$—	$—	$17,427	$—
Cash surrender value (3)	$—	$10,101	$11,573	$11,409	$1,728	$7,096	$1,319
(1) Weighted average crediting rate is the average crediting rate weighted by contract holder account balances invested in fixed account funds.
(2) Net amount at risk represents the standard excess benefit base for guaranteed death benefits on universal life type products. The net amount at risk associated with market risk benefits are presented within Note 12 of the Notes to Consolidated Financial Statements.
(3) Cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less the applicable surrender charges.

At both March 31, 2023 and December 31, 2022, excluding reinsurance business, approximately 92% of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates. At March 31, 2023 and December 31, 2022, excluding reinsurance business, approximately 64% and 65% of the Company’s closed block life account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
The following table presents contract holder account balances invested in fixed account funds by range of guaranteed minimum crediting rates and the related range of the difference between rates being credited to other contract holder funds and the respective guaranteed minimums (in millions, 2022 information recast for the adoption of LDTI):

	March 31, 2023
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$14	$1	$—	$15
1.51%-2.50%	193	—	—	—	193
Greater than 2.50%	9,594	—	—	125	9,719
Total	$9,787	$14	$1	$125	$9,927

Fixed Annuities
0.00%-1.50%	$18	$68	$82	$1	$169
1.51%-2.50%	31	2	2	—	35
Greater than 2.50%	629	58	315	—	1,002
Total	$678	$128	$399	$1	$1,206

Fixed Indexed Annuities
0.00%-1.50%	$6	$14	$5	$43	$68
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	23	—	22	—	45
Total	$29	$14	$27	$43	$113

RILA
0.00%-1.50%	$9	$—	$4	$1	$14
1.51%-2.50%	$—	$—	$—	$—	—
Greater than 2.50%	11	—	—	—	11
Total	$20	$—	$4	$1	$25

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	4,532	1,886	626	14	7,058
Total	$4,532	$1,886	$626	$14	$7,058

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	12	13
Greater than 2.50%	903	218	24	—	1,145
Total	$903	$218	$25	$12	$1,158

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

	December 31, 2022
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$6,679	$32	$2	$75	$6,788
1.51%-2.50%	200	—	—	—	200
Greater than 2.50%	3,271	—	—	—	3,271
Total	$10,150	$32	$2	$75	$10,259

Fixed Annuities
0.00%-1.50%	$19	$76	$95	$—	$190
1.51%-2.50%	35	2	1	—	38
Greater than 2.50%	576	64	351	—	991
Total	$630	$142	$447	$—	$1,219

Fixed Indexed Annuities
0.00%-1.50%	$6	$17	$5	$40	$68
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	24	—	—	—	24
Total	$30	$17	$5	$40	$92

RILA
0.00%-1.50%	$10	$—	$7	$—	$17
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	—	—	—	—	—
Total	$10	$—	$7	$—	$17

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	4,566	1,868	619	14	7,067
Total	$4,566	$1,868	$619	$14	$7,067

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	10	11
Greater than 2.50%	980	159	21	—	1,160
Total	$980	$159	$22	$10	$1,171

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities

11.    Separate Account Assets and Liabilities

This note contains the new accounting policy for the adoption of LDTI

The Company issues variable contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). The Company also issues variable annuity and life contracts through separate accounts where the Company contractually guarantees to the contract holder (variable contracts with guarantees) either a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (guaranteed minimum death benefits, or "GMDB"), at annuitization ("GMIB"), upon the depletion of funds ("GMWB") or at the end of a specified period ("GMAB"). These guarantees are classified as market risk benefits. See Note 12 of the Notes to Condensed Consolidated Financial Statements for more information regarding market risk benefits.

The separate account assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. At March 31, 2023 and December 31, 2022, the assets and liabilities associated with variable life and annuity contracts were $204 billion and $196 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company.

Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Condensed Consolidated Income Statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

Included in the separate account assets and liabilities described above is a Jackson issued group variable annuity contract designed for use in connection with and issued to the Company’s Defined Contribution Retirement Plan. These deposits are allocated to the Jackson National Separate Account - II, which had balances of $304 million and $285 million at March 31, 2023 and December 31, 2022, respectively. The Company receives administrative fees for managing the funds. These fees are recorded as earned and included in fee income in the Condensed Consolidated Income Statements.

The following table presents the roll-forward of the separate account balance for variable annuities (in millions, 2022 information recast for the adoption of LDTI):

	March 31, 2023	December 31, 2022
Balance as of beginning of period	$195,550	$248,469
Deposits	2,158	12,288
Surrenders, withdrawals and benefits	(3,791)	(14,554)
Net transfer from (to) general account	242	(870)
Investment performance	10,528	(47,150)
Policy charges and other	(697)	(2,633)
Balance as of end of period, gross	$203,990	$195,550

Cash surrender value (1)	$198,782	$190,243
(1) Cash surrender value represents the amount of the contract holder’s account balances distributable at the balance sheet date less applicable surrender charges.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities
The following table presents the reconciliation of the separate account balance in the Condensed Consolidated Balance Sheets (in millions, 2022 information recast for the adoption of LDTI):

	March 31, 2023	December 31, 2022
Variable Annuities	$203,990	$195,550
Other	376	356
Total	$204,366	$195,906

The following table presents aggregate fair value of assets, by major investment asset category, supporting separate accounts (in millions, 2022 information recast for the adoption of LDTI):

	March 31, 2023	December 31, 2022
Variable Annuities By Fund Type
Equity	$139,455	$132,547
Bond	19,553	19,155
Balanced	42,033	40,797
Money Market	2,949	3,051
Total Variable Annuities	203,990	195,550
Other Product Lines	376	356
Total Separate Accounts	$204,366	$195,906

12.    Market Risk Benefits

This note contains the new accounting policy for the adoption of LDTI

Contracts or contract features that provide protection to the contract holder from capital market risk and expose the Company to other-than-nominal capital market risk are classified as MRBs.

All long-duration insurance contracts and certain investment contracts are subject to MRB evaluation. MRBs are measured at fair value at the contract level and can be in either an asset or liability position. For contracts that contain multiple MRB features, the MRBs are valued together as a single compound MRB. Market risk benefit assets and Market risk benefit liabilities are reported separately on the Condensed Consolidated Balance Sheets.

Changes in fair value are reported in Net (gains) losses on market risk benefits on the Condensed Consolidated Income Statements. However, the change in fair value related to our own non-performance risk is reported as a component of other comprehensive income in Change in non-performance risk on market risk benefits on the Condensed Consolidated Statements of Comprehensive Income (Loss).

A description of the items effecting the change in fair value by category is as follows:
•Changes in interest rates — movement in risk free rates (impacts both assumed future separate account returns and discounting of cash flows)
•Fund performance — separate account returns gross of fees
•Change in equity index volatility — movement in implied volatility
•Expected policyholder behavior — policyholder behavior as assumed in reserving
•Actual policyholder behavior different than expected — difference between actual behavior during the period versus assumed behavior
•Time — effect of passage of time including reduction to separate account balances from fees, the change in proximity of future cash flows, and impacts to policy features such as bonus credits
•Change in assumptions — changes in assumptions resulting from our periodic review
•Change in non-performance risk — changes in Jackson’s own credit spread

See Note 6 of the Notes to Condensed Consolidated Financial Statements for more information regarding fair value measurements.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12.    Market Risk Benefits
Additionally, when an annuitization occurs (for annuitization benefits) or upon extinguishment of the account balance (for withdrawal benefits), the balance related to the MRB is derecognized and the amount deducted (after derecognition of any related amount included in accumulated other comprehensive income) is used in the calculation of the liability for future policy benefits for the resulting payout annuity.

Variable Annuities

Variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal, income and accumulation benefits. These guaranteed benefit features, as well as the reinsurance recoverable on the Company’s guaranteed minimum income benefits (“GMIB”), are classified as MRBs and measured at fair value. The Company discontinued offering the GMIB in 2009 and GMAB in 2011.

Variable annuity guaranteed benefit features classified as MRBs, which have explicit fees, are measured using the attributed fee method. Under the attributed fee method, fair value is measured as the difference between the present value of projected future liabilities and the present value of projected attributed fees. At the inception of the contract, the Company attributes to the MRB a portion of total fees expected to be assessed against the contract holder to offset the projected claims over the lifetime of the contract. The attributed fee is expressed as a percentage of total projected future fees at inception of the contract. This percentage of total projected fees is considered a fixed term of the MRB feature and is held static over the life of the contract. This percentage may not exceed 100% of the total projected contract fees as of contract inception. As the Company may issue contracts that have projected future liabilities greater than the projected future guaranteed benefit fees at issue, the Company may also attribute mortality and expense charges when performing this calculation. In subsequent valuations, both the present value of future projected liabilities and the present value of projected attributed fees are remeasured based on current market conditions and policyholder behavior assumptions.

Fixed Index Annuities

The longevity riders issued on fixed index annuities are classified as MRBs and measured at fair value. Similar to the variable annuity guaranteed benefits features, these contracts have explicit fees and are measured using the attributed fee method. The Company attributes a percentage of total projected future fees expected to be assessed against the policyholder to offset the projected future claims over the lifetime of the contract. If the fees attributed are insufficient to offset the claims at issue, the shortfall is borrowed from the host contract rather than recognizing a loss at inception.

RILA

RILA guaranteed benefit features are classified as MRBs and measured at fair value. Unlike variable or fixed index annuities, RILA products do not have explicit fees and are measured using an option-based method. The fair value measurement represents the present value of future claims payable by the MRB feature. At inception, the value of the MRB is deducted from the value of the contract resulting in no gain or loss.

The following table presents the reconciliation of the market risk benefits balance in the Condensed Consolidated Balance Sheets (in millions2022 information recast for the adoption of LDTI):

	March 31, 2023			December 31, 2022
	Variable	Other		Variable	Other
	Annuities	Product Lines	Total	Annuities	Product Lines	Total
Market risk benefit - (assets)	$(5,198)	$(6)	$(5,204)	$(4,856)	$(9)	$(4,865)
Market risk benefit - liabilities	5,516	44	5,560	5,623	39	5,662
Market risk benefit - net liabilities	$318	$38	$356	$767	$30	$797

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12.    Market Risk Benefits
The following table presents the roll-forward of the net (assets) liabilities of the market risk benefits for variable annuities (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Net liability balance, beginning of period	$767	$6,281
Net liability beginning of period cumulative effect of changes in non-performance risk	2,185	326
Net liability balance, beginning of period, before effect of changes in non-performance risk	2,952	6,607
Effect of changes in interest rates	1,824	(14,137)
Effect of fund performance	(1,881)	6,432
Effect of changes in equity index volatility	(747)	1,576
Effect of expected policyholder behavior	89	532
Effect of actual policyholder behavior different from expected	167	(230)
Effect of time	380	1,707
Effect of changes in assumptions	—	465
Net liability balance, end of period, before effect of changes in non-performance risk	2,784	2,952
Net liability end of period cumulative effect of changes in non-performance risk	(2,466)	(2,185)
Net liability balance, end of period, gross	318	767

Reinsurance recoverable on market risk benefits at fair value, end of period	(192)	(183)
Net liability balance, end of period, net of reinsurance	126	584

Weighted average attained age (years) (1)	69	69
Net amount at risk (2)	$12,459	$15,592
(1) Weighted-average attained age is defined as the average age of policyholders weighted by account value.
(2) Net amount at risk (NAR) is defined as of the valuation date for each contract as the greater of Death Benefit NAR (DBNAR) and Living Benefit NAR (LBNAR), as applicable, where DBNAR is the GMDB benefit base in excess of the account value, and the LBNAR is the actuarial present value of guaranteed living benefits in excess of the account value.
The significant assumptions used in the MRB fair value calculations are discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements. The use of models and assumptions used to determine fair value of MRBs requires a significant amount of judgement. As such, we have undertaken a comprehensive review of the significant assumptions used.

During the three months ended March 31, 2023, the following notable changes were made to the inputs to the fair value estimates of the MRB calculations:
•There were no changes made to assumed mortality rates.
•There were no changes made to assumed lapse rates.
•There were no changes made to assumed GMWB or GMIB utilization rates.
•There were no changes made to assumed GMWB or non-GMWB withdrawal rates.
•The non-performance risk adjustment increased as a result of increasing credit spreads, which resulted in a decrease in the MRB reserve that was recorded within OCI.
•There were no changes made to assumed long-term equity volatility.
•Decreases in interest rates led to lower assumed separate account and lower discount rates, which resulted in an increase in the MRB reserve.
•Increases in equity markets led to higher separate account fund performance and a decrease in future projected benefits, which resulted in a decrease in the MRB reserve.
•Decreases in equity index volatility led to higher assumed separate account returns, which resulted in an increase in the MRB reserve.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12.    Market Risk Benefits
During the year ended December 31, 2022, the following notable changes were made to the inputs to the fair value estimates of the MRB calculations:
•Assumed mortality rates for certain policies were increased as a result of trends in actual mortality experience within those blocks of business, which resulted in an increase in the MRB reserve.
•Assumed lapse rates were reduced to capture recent trends in actual lapse experience and to reflect a strengthening of the risk margin, which resulted in an increase in the MRB reserve.
•An update was made in the GMWB utilization modeling framework to allow for more direct modeling of certain product features and risk margins were strengthened to reflect the credibility associated with the increased granularity of the parameterization, which resulted in a net increase in the MRB reserve. No adjustments were made to the GMIB utilization rates.
•Assumed GMWB withdrawal rates were increased as a result of trends in actual experience, which resulted in an increase in the MRB reserve. Minor adjustments were made to the free partial withdrawal rates on policies without a GMWB with no material impact on the resulting MRB reserve.
•The non-performance risk adjustment increased as a result of increasing credit spreads, which resulted in a decrease in the MRB reserve that was recorded within OCI.
•There were no changes made to assumed long-term equity volatility.
•Increases in interest rates led to higher assumed separate account returns and higher discount rates, which resulted in a decrease in the MRB reserve.
•Decreases in equity markets led to lower separate account fund performance and an increase in future projected benefits, which resulted in an increase in the MRB reserve.
•Increases in equity index volatility led to lower assumed separate account returns, which resulted in an increase in the MRB reserve.

13.    Long-Term Debt

Liabilities for the Company’s debt are primarily carried at an amount equal to the principal balance net of any unamortized original issuance discount or premium. Original issuance discount or premium and any debt issue costs, if applicable, are recognized as a component of interest expense over the period the debt is expected to be outstanding.

The aggregate carrying value of long-term debt was as follows (in millions):

	March 31,	December 31,
	2023	2022
Long-Term Debt
Senior Notes due 2023	$598	$598
Senior Notes due 2027	397	397
Senior Notes due 2031	493	493
Senior Notes due 2032	347	347
Senior Notes due 2051	489	488
Surplus notes	250	250
FHLBI bank loans	58	62
Total long-term debt	$2,632	$2,635

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13.    Long-Term Debt
The following table presents the contractual maturities of the Company's long-term debt as of March 31, 2023 (in millions):

	Calendar Year
	2023	2024	2025	2026	2027 and thereafter	Total
Long-term debt	$598	$—	$—	$—	$2,034	$2,632

Senior Notes

On June 8, 2022, the Company issued $750 million aggregate principal amount of its senior unsecured notes, consisting of $400 million aggregate principal amount of 5.170% Senior Notes due June 8, 2027 and $350 million aggregate principal amount of 5.670% Senior Notes due June 8, 2032. The net proceeds of these notes were used, together with cash on hand, to repay the Company’s $750 million aggregate principal senior unsecured amount term loan due February 2023.

Revolving Credit Facility

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

14. Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of nil were outstanding at both March 31, 2023 and December 31, 2022 and were recorded in other liabilities.

15.     Income Taxes

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA includes a new Federal alternative minimum tax (“AMT”), effective in 2023, that is based on 15% of an applicable corporation’s adjusted financial statement income (“AFSI”). A corporation will be subject to the AMT if its average pre-tax AFSI over three prior years (starting with 2020-2022) is greater than $1 billion (an “applicable corporation”). Upon becoming an applicable corporation, an entity will remain so for all future years, except under limited circumstances. The corporation’s AMT liability is payable to the extent the AMT liability exceeds regular corporate income tax. However, any AMT paid would be indefinitely available as a credit carryover that could reduce future regular corporate income tax in excess of AMT. Starting in 2023, the Company became an applicable corporation. That determination is based on interpretations and assumptions we have made regarding the AMT provisions of the IRA, which may change once regulatory guidance is issued. As of March 31, 2023, we have not recorded any provision for the AMT. The U.S. Department of the Treasury is expected to issue regulatory guidance throughout 2023.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15.     Income Taxes
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

The Company’s effective income tax rate was 27.2% for the three months ended March 31, 2023, compared with 15.0% for the same period in 2022. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of foreign tax credits. The change in the ETR for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to the relationship of taxable income to consolidated pre-tax income. The ETR differs for the three months ended March 31, 2023 from the full year-ended December 31, 2022 ETR of 19.6% due to the relationship of taxable income to consolidated pre-tax income.

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

For the three months ended March 31, 2023, recent changes in market conditions and interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery.

As of March 31, 2023, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized. For the three months ended March 31, 2023, the Company recorded a decrease of $136 million to the valuation allowance associated with the unrealized tax losses in the companies’ available for sale securities portfolio. The $136 million decrease to the valuation allowance consists of $141 million tax benefit recorded to other comprehensive income offset by a $5 million tax expense recorded in the income tax (benefit). At March 31, 2023 and December 31, 2022, the Company has recorded a total valuation allowance for $770 million and $906 million, respectively, associated with the unrealized tax losses in the companies' available for sale securities portfolio. At March 31, 2023 and December 31, 2022, the Company has recorded a total valuation allowance for $4 million and $4 million, respectively, against the deferred tax assets associated with both realized and unrealized losses on capital assets in the Non-life Companies’ where it is not more-likely-than-not that the full tax benefit of the losses will be realized.

16. Commitments and Contingencies

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

At March 31, 2023, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $1,283 million. At March 31, 2023, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $1,342 million.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Other Related Party Transactions
17. Other Related Party Transactions

The Company's investment management operation, PPM, provides investment services to certain Prudential affiliated entities. The Company recognized $8 million and $9 million of revenue during the three months ended March 31, 2023 and 2022, associated with these investment services. This revenue was included in fee income in the accompanying Condensed Consolidated Income Statements.
18. Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Three Months Ended March 31,
	2023	2022
Asset-based commission expenses	$250	$275
Other commission expenses	174	240
Sub-advisor expenses	77	90
General and administrative expenses	236	241
Deferral of acquisition costs	(121)	(180)
Total operating costs and other expenses	$616	$666

19. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in the balance of AOCI, net of income tax, related to unrealized investment gains (losses) (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period (1)	$(3,378)	$1,360

Change in unrealized gains (losses) of investments	1,027	(3,581)
Change in current discount rate - reserve for future policy benefits(2)	(146)	765
Change in non-performance risk on market risk benefits	284	936
Change in unrealized gains (losses) - other	(14)	9
Change in deferred tax asset	(110)	402
Other comprehensive income (loss) before reclassifications	1,041	(1,469)
Reclassifications from AOCI, net of tax	29	(10)
Other comprehensive income (loss)	1,070	(1,479)
Balance, end of period (1)	$(2,308)	$(119)
(1)Includes $(1,832) million and $(2,106) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of March 31, 2023 and December 31, 2022, respectively.
(2)Represents the impact of changes in the discount rate used in the remeasurement of our direct reserves for future policy benefits and claims payable, net of the remeasurement of ceded reserves for future policy benefits and claims payable.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Accumulated Other Comprehensive Income (Loss)
The following table represents amounts reclassified out of AOCI (in millions, 2022 information recast for the adoption of LDTI):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statement

	Three Months Ended March 31,
	2023	2022
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$60	$(31)	Net gains (losses) on derivatives and investments
Other impaired securities	(23)	18	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	37	(13)
Amortization of deferred acquisition costs	—	—
Reclassifications, before income taxes	37	(13)
Income tax expense (benefit)	8	(3)
Reclassifications, net of income taxes	$29	$(10)

20. Equity

Preferred Stock

On March 13, 2023, the Company issued and sold 22,000,000 depositary shares (the “Depositary Shares”), each representing a 1/1,000th fractional interest in a share of the Company’s Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A, $25,000 liquidation preference per share (equivalent to $25 per Depositary Share), with a 5-year dividend rate reset period and noncumulative dividends (the “Series A Preferred Stock”). After underwriting discounts and expenses, we received net proceeds of approximately $533 million.

The Series A Preferred Stock carries i) an initial dividend rate of 8.000% per annum to but excluding, March 30, 2028; ii) from, and including, March 30, 2028, during each reset period, at a rate per annum equal to the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus 3.728% and be payable in arrears on March 30, June 30, September 30 and December 30, commencing on June 30, 2023. Dividends on the Series A Preferred Stock are not cumulative. Under the terms of the Series A Preferred Stock, if the Company has not declared and paid, or declared and set aside a sum sufficient for the payment of, dividends on the Series A Preferred Stock for the immediately preceding dividend period (for the avoidance of doubt, there is no preceding dividend period for the initial dividend period), then the Company’s ability to pay dividends or make distributions with respect to its common stock, or to repurchase or otherwise acquire its common stock, is subject to certain restrictions. Similar restrictions would apply in respect of any preferred stock ranking on parity with, or junior to, the Series A Preferred Stock, if any such preferred stock were to be issued by the Company.

We may, at our option, redeem the shares of Series A Preferred Stock (a) in whole but not in part at any time prior to March 30, 2028, (i) within 90 days after the occurrence of a “rating agency event” at a redemption price equal to $25,500 per share (equivalent to $25.50 per Depositary Share), plus an amount equal to any accrued but unpaid dividends to, but excluding, the redemption date, or (ii) within 90 days after the occurrence of a “regulatory capital event,” at a redemption price equal to $25,000 per share (equivalent to $25 per Depositary Share), plus an amount equal to any accrued but unpaid dividends to, but excluding, the redemption date, or (b) in whole or in part, from time to time, on or after March 30, 2028, at a redemption price equal to $25,000 per share (equivalent to $25 per Depositary Share), plus an amount equal to any accrued but unpaid dividends to, but excluding, the redemption date. If we redeem any shares of Series A Preferred Stock, a proportionate number of Depositary Shares will be redeemed. Holders of Depositary Shares have no right to require the redemption or repurchase of the Series A Preferred Stock or the Depositary Shares.

We will use the net proceeds from the sale for general corporate purposes, including future repayments of debt.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Equity

Common Stock

At the time of the Demerger, the Company had two classes of common stock: Class A Common Stock and Class B Common Stock. Both classes had a par value of $0.01 per share. Each share of Class A Common Stock was entitled to one vote per share. Each share of Class B Common Stock was entitled to one-tenth of one vote per share. Except for voting rights, the Company’s Class A Common Stock and Class B Common Stock had the same dividend rights, were equal in all other respects, and were otherwise treated as if they were one class of shares. On June 9, 2022, our shareholders approved the Third Amended and Restated Certificate of Incorporation, which amended and restated the Second Amended and Restated Certificate of Incorporation to eliminate the Class B Common Stock. At March 31, 2023 and December 31, 2022, the Company was authorized to issue up to 1 billion shares of common stock (formerly known as the Class A Common Stock at December 31, 2021).

Share Repurchase Program

On February 27, 2023, our Board of Directors authorized an increase of $450 million in our existing authorization to repurchase shares of our outstanding Class A Common Stock as part of the Company's share repurchase program. As of May 3, 2023, the Company had remaining authorization to purchase $457 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. There can be no assurance that we will continue share repurchases or approve any increase to, or approve any new, stock repurchase program, or as to the amount of any repurchases made pursuant to such programs.

The Inflation Reduction Act of 2022 creates a 1% excise tax on net stock buybacks of publicly-traded U.S. corporations. Starting in 2023, such excise tax generally applies if a company repurchases in excess of $1 million worth of its stock in any given calendar year. The impact of this provision is dependent on the extent of net share repurchases made. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and not reported as income tax expense. Through March 31, 2023, we have not incurred any excise tax as stock issuances were greater than stock repurchases.

The following table represents share repurchase activities as part of this share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2022 (January 1- March 31)	3,433,610	$140	$40.84
2022 (April 1- June 30)	1,870,854	66	35.15
2022 (July 1- September 30)	1,200,000	39	32.75
2022 (October 1 - December 31)	1,142,105	38	33.33
Total 2022	7,646,569	$283	$37.05
2023 (January 1- March 31)	1,721,737	70	40.42
2023 (April 1- May 3)	804,797	29	35.87
Total 2023	2,526,534	$99	$38.97

The following table represents changes in the balance of common stock outstanding:

	Common Stock Issued	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2022	94,474,911	(11,784,813)		82,690,098
Share-based compensation programs	921	75,036	(1)	75,957
Shares repurchased under repurchase program	—	(1,721,737)		(1,721,737)
Shares at March 31, 2023	94,475,832	(13,431,514)		81,044,318
(1) Represents net shares issued from treasury stock pursuant to the Company’s share-based compensation programs.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Equity
Dividends to Shareholders

Any declaration of cash dividends will be at the discretion of JFI’s Board of Directors and will depend on our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, contractual restrictions with respect to paying cash dividends, restrictions imposed by Delaware law, general business conditions and any other factors that JFI’s Board of Directors deems relevant in making any such determination. Therefore, there can be no assurance that we will pay any cash dividends to holders of our stock or as to the amount of any such cash dividend.

The following table presents declaration date, record date, payment date and dividends paid per share of JFI’s common stock:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
Quarter Ended
03/31/2023	February 27, 2023	March 14, 2023	March 23, 2023	$0.62
Quarter Ended
03/31/2022	February 28, 2022	March 14, 2022	March 23, 2022	$0.55

21. Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial Inc. shareholders by the weighted-average number of Class A and Class B common shares outstanding during the period. Except for voting rights, the Company’s Class A Common Stock and Class B Common Stock had the same dividend rights, were equal in all respects, and were otherwise treated as if they were one class of shares, including the treatment for the earnings per share calculations. Diluted earnings per share is calculated by dividing the net income (loss) attributable to Jackson Financial Inc. shareholders, by the weighted-average number of shares of common stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. Beginning in 2021, the Company granted its first share-based awards subject to vesting provisions of the Incentive Plan, which have a dilutive effect. See Note 18 to Consolidated Financial Statements for further description of share-based awards in the Company's 2022 Annual Report.

The following table sets forth the calculation of earnings per common share (2022 information recast for the adoption of LDTI):

	Three Months Ended March 31,
	2023	2022
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$(1,497)	$2,194

Weighted average shares of common stock outstanding - basic	82,646,113	86,352,586
Dilutive common shares	—	3,607,276
Weighted average shares of common stock outstanding - diluted(1)	82,646,113	89,959,862

Earnings per share—common stock
Basic	$(18.11)	$25.41
Diluted	$(18.11)	$24.39
(1) If we reported a net loss attributable to Jackson Financial Inc., all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. The shares excluded from the diluted EPS calculation were 3,436,857 shares for the three months ended March 31, 2023.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 22.    Revision and Reclassifications of Prior Period Financial Statements
22.    Revision and Reclassifications of Prior Period Financial Statements

At September 30, 2022, the Company identified errors related to the classification of certain balances and amounts in line items of Condensed Consolidated Income Statements, and Condensed Consolidated Statements of Cash Flows of its previously issued Condensed Consolidated Financial Statements. These errors consist of balances and amounts related to deferred sales inducement assets, liabilities for certain life-contingent annuities, sub-advisor fee expenses, and other operating expenses and do not impact previously reported net income, total equity, or net cash flows.

Management evaluated these errors and the impact to previously issued financial statements based upon SEC Staff Accounting Bulletin No. 99, Materiality, which has since been codified in Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections. Based on this evaluation, management has concluded that the adjustments and impact of these errors were not material to any previously issued quarterly or annual financial statements. However, to improve the consistency and comparability of the financial statements, management has revised previously reported financial statement line items and related disclosures in this report.

In addition, certain other immaterial amounts in prior period financial statements have been reclassified to conform to the current period presentation.

The following tables, recast for the adoption of LDTI, present condensed statement of income line items affected by the revisions and reclassifications of previously reported financial statements, detailing amounts previously reported, the impact upon those line items due to revisions and reclassifications and amounts as currently revised within the financial statements. For the three months ended March 31, 2022, the reclassification also impacted the Condensed Consolidated Statement of Cash Flows in the amount of $27 million, which increased financing cash flows offset by a decrease in operating cash flows.

Condensed Consolidated Income Statements (in millions)	As Previously Reported	Impact for the Adoption of LDTI	Impact of Revisions and Reclassifications	As Revised
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	3/31/22	3/31/22	3/31/22	3/31/22

Revenues
Fee income	$1,922	$—	$90	$2,012
Premium	34	—	3	37
Net investment income	720	—	(30)	690
Total net gains (losses) on derivatives and investments	1,605	(2,143)	—	(538)
Total revenues	4,301	(2,143)	63	2,221

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	567	(281)	14	300
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	15	—	15
Market risk benefits (gains) losses, net	—	(1,907)	—	(1,907)
Interest credited on other contract holder funds, net of deferrals and amortization	206	1	(10)	197
Operating costs and other expenses, net of deferrals	607	—	59	666
Amortization of deferred acquisition costs	515	(198)	—	317
Total benefits and expenses	1,915	(2,370)	63	(392)
Pretax income (loss)	2,386	227	—	2,613
Income tax (benefit) expense	330	58	—	388
Net income (loss)	$2,056	$169	$—	$2,225

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 23.    Subsequent Events
23.    Subsequent Events

The Company has evaluated subsequent events through the date these Condensed Consolidated Financial Statements were issued.

Line of Credit Agreement

Jackson is a party to an Uncommitted Money Market Line Credit Agreement dated April 6, 2023 among Jackson, Jackson Financial, and Société Générale. This agreement is an uncommitted short-term cash advance facility that provides an additional form of liquidity to Jackson and to Jackson Financial. The aggregate borrowing capacity under the agreement is $500 million and each cash advance request must be at least $100 thousand. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. Jackson and Jackson Financial are jointly and severally liable to repay any advance under the agreement, which must be repaid prior to the last day of the quarter in which the advance was drawn. As of May 9, the Company has not borrowed on this line of credit.

Dividends Declared to Shareholders

On May 8, 2023, our Board of Directors approved a second quarter cash dividend on JFI's common stock, $0.62 per share, payable on June 15, 2023, to shareholders of record on June 1, 2023. The Company also announced the declaration of a cash dividend of $0.59444 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on June 30, 2023, to shareholders of record at the close of business on June 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

The information in this Quarterly Report on 10-Q (this “report”) contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this Form 10-Q not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident” and “commit” or similar expressions. In particular, statements regarding plans, strategies, prospects, targets and expectations regarding the business and industry are forward-looking statements. They reflect expectations, are not guarantees of performance and speak only as of the dates the statements are made. We caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. Factors that could cause actual results to differ materially from those in the forward-looking statements include those reflected in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023, (the "2022 Annual Report") and elsewhere in Jackson Financial Inc.’s filings with the U.S. Securities and Exchange Commission (the "SEC"). Except as required by law, Jackson Financial Inc. does not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.

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

Principal Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI" or "Jackson Financial")
Jackson	Jackson National Life Insurance Company, a Company subsidiary.
Brooke Life	Brooke Life Insurance Company, a Company subsidiary and the direct parent company of Jackson National Life Insurance Company.
Jackson Finance	Jackson Finance, LLC, a Company subsidiary.
PPMH	PPM Holdings, Inc., a Company subsidiary
PPM	PPM America, Inc., a subsidiary of PPMH
ACL	Allowance for credit loss
Account value or account balance	The amount of money in a customer’s account. For example, the value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Athene	Athene Life Re Ltd. and its affiliates and permitted transferees, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
Athene Reinsurance Transaction	The funds withheld coinsurance agreement entered into with Athene on June 18, 2020, effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions
Athene Transactions	The Athene Reinsurance Transaction and the Athene Equity Investment, together.
AUM (Assets under management)	Investment assets that are managed by one of our subsidiaries and includes: (i) the assets in our investment portfolio managed by PPM, which excludes assets held in funds withheld accounts for reinsurance transactions, (ii) third-party assets managed by PPM, including those for Prudential and its affiliates or third parties, and (iii) the separate account assets of our Retail Annuities segment that Jackson National Asset Management, LLC ("JNAM") manages and administers.
Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may have different benefit bases.
CMBS	Commercial mortgage-backed securities
DAC (Deferred acquisition costs)	Represent the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.
Deferred tax asset or Deferred tax liability	Assets or liabilities that are recorded for the difference between book basis and tax basis of an asset or a liability.
Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.

Item 2 | Management’s Discussion and Analysis | Available Information & Principal Definitions

Fixed Index Annuity	An annuity with an ability to share in the upside from certain financial markets, such as equity indices, and provides downside protection.
Form 10	Form 10 registration statement registering the Company’s Class A Common Stock under the Securities Exchange Act of 1934, as amended, which became effective on August 6, 2021.
General account assets	The assets held in the general accounts of our insurance companies.
GIC	Guaranteed investment contract
Guarantee Fees	Fees charged on annuities for optional benefit guarantees
GMAB (Guaranteed minimum accumulation benefit)	An add-on benefit (enhanced benefits available for an additional cost) which entitles an owner to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.
GMDB (Guaranteed minimum death benefit)	An add-on benefit (enhanced benefits available for an additional cost) that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner.
GMIB (Guaranteed minimum income benefit)	An add-on benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value.
GMWB (Guaranteed minimum withdrawal benefit)	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value.
GMWB for Life (Guaranteed minimum withdrawal benefit for life)	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year, for the duration of the policyholder’s life, regardless of account performance.
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
Net flows	Net flows represent the net change in customer account balances during a period, including gross premiums, surrenders, withdrawals and benefits. Net flows exclude investment performance, interest credited to customer accounts and policy charges.
RBC (Risk-based capital)	Statutory minimum level of capital that is required by regulators for an insurer to support its operations.
RILA	A registered index-linked annuity that offers market index-linked investment options, subject to a cap, and offers a variety of guarantees designed to modify or limit losses.
RMBS	Residential mortgage-backed securities
Variable annuity	A type of annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments.
VIE	Variable interest entity

Item 2 | Management’s Discussion and Analysis | Overview & Executive Summary

Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1 of this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2022 Annual Report.

Jackson Financial Inc. (“Jackson Financial”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life. Jackson Financial, domiciled in the United States (“U.S.”), was previously a majority-owned subsidiary of Prudential plc (“Prudential”), London, England and was the holding company for Prudential’s U.S. operations. The Company's demerger from Prudential was completed on September 13, 2021 (the "Demerger"), and the Company no longer is a majority-owned subsidiary of Prudential. See Note 1 to Condensed Consolidated Financial Statements for further discussion of the Demerger. Jackson Financial’s primary life insurance subsidiary, Jackson National Life Insurance Company, is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index and variable annuities), and various protection products, primarily whole life, universal life and variable universal life and term life insurance products in all 50 states and the District of Columbia.

Executive Summary

This executive summary of Management’s Discussion and Analysis of Financial Condition and Results of Operation highlights selected information and may not contain all the information that is important to current or potential investors in our securities. You should read this report, together with our 2022 Annual Report, in its entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

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

We offer a diverse suite of annuities to retail investors in the U.S. Our variable annuities have been among the best-selling products of their kind in the U.S. primarily due to the differentiated features we offer as compared to our competitors, in particular the wider range of investment options and greater freedom to invest across multiple investment options. We also offer fixed index annuities and fixed annuities. In the fourth quarter of 2021, our primary life insurance subsidiary, Jackson and its insurance subsidiaries successfully launched Jackson Market Link ProSM and Jackson Market Link Pro AdvisorySM, its commission and advisory based suite of registered index-linked annuities ("RILA"). Also in the fourth quarter of 2021, we entered the defined contribution market as a carrier in the AllianceBernstein Lifetime Income Strategy.

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

We manage our business through three segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report certain activities and items that are not included in these segments, including the results of PPM Holdings, Inc., the holding company of PPM, which manages the majority of our general account investment portfolio, in Corporate and Other. See Note 3 of Notes to Condensed Consolidated Financial Statements for further information on our segments.

Item 2 | Management’s Discussion and Analysis | Executive Summary
There are several significant events involving us, including:

•Demerger from Prudential: We were previously a majority-owned subsidiary of Prudential, London, England and served as the holding company for its U.S. operations. The Demerger, or separation, from Prudential was completed on September 13, 2021, and we are now a stand-alone U.S. public company. Prudential retained an equity interest in us, which, as a result of sales subsequent to the Demerger, represents 7.1% of our outstanding common stock as of March 31, 2023.

•Common Stock Repurchases: Since the Demerger and through March 31, 2023, we have repurchased 15,146,955 shares of our common stock for an aggregate consideration of $564 million. After giving effect to those repurchases and issuances for our share-based compensation, we had 13,431,514 shares of treasury stock and 81,044,318 shares of common stock outstanding at March 31, 2023.

•Inflation Reduction Act of 2022: As discussed in Note 15 of Notes to Condensed Consolidated Financial Statements in this report, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“AMT”) based on adjusted financial statement income, rather than reported taxable income, and imposed a 1% excise tax on corporate stock repurchases. The AMT provision became effective January 1, 2023. We expect that we will be subject to the AMT beginning in 2023. We expect any AMT incurred to be treated as a taxable temporary difference, and recorded as a deferred tax asset, so it is not expected to have a direct impact on total income tax expense; although it could affect our cash tax liabilities. As of March 31, 2023, we have not recorded any provision for the AMT. The calculation of adjusted financial statement income, and therefore the AMT, is subject to the issuance of regulatory guidance by the U.S. Department of the Treasury, which is expected throughout 2023. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense. We continue to monitor developments and regulations associated with the IRA for any potential future impacts on our business, financial condition, results of operations and cash flows.

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

Impact of Recent Accounting Pronouncements

For a complete discussion of new accounting pronouncements affecting us, see Note 2 of Notes to Condensed Consolidated Financial Statements.

As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements in this report, we adopted Accounting Standards Update ("ASU") 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts” (“LDTI”), for our fiscal year beginning January 1, 2023, with a transition date of January 1, 2021. Based upon the elected transition methods, the adoption of LDTI resulted in a decrease in total equity of $3.0 billion as of the transition date of January 1, 2021, comprised of a reduction in accumulated other comprehensive income ("AOCI") of $0.4 billion and a reduction in retained earnings of $2.6 billion. The adoption of the standard resulted in increases in net income attributable to Jackson Financial Inc. of $489 million and $234 million for the years ended December 31, 2022 and 2021, respectively, and also resulted in an increase in total equity of $223 million and a decrease of $2.8 billion for the years ended December 31, 2022 and 2021, respectively, from the amounts reported prior to the adoption of LDTI. The change in the equity impact from the transition date was primarily due to higher interest rates and is comprised of a reduction in retained earnings that is more than offset by an increase in AOCI. See further discussion in Note 2- New Accounting Standards of the Notes to Condensed Consolidated Financial Statements for the significant changes associated with this change in accounting principle.

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

Adjusted Operating Earnings equals our net income adjusted to eliminate the impact of the following items:

1.Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) changes in the fair value of freestanding derivatives used to manage the risk associated with market risk benefits and other guaranteed benefit features; (iii) the movements in reserves, market risk benefits, guaranteed benefit features accounted for as embedded derivative instruments, and related claims and benefit payments; (iv) amortization of the balance of unamortized deferred acquisition costs at the date of transition to current accounting guidance on January 1, 2021 associated with items excluded from adjusted operating earnings prior to transition; and (v) the impact on the valuation of Guaranteed Benefits and Net Hedging Results arising from changes in underlying actuarial assumptions. These items are excluded from adjusted operating earnings as they may vary significantly from period to period due to near-term market conditions and therefore are not directly comparable or reflective of the underlying performance of our business. We believe this approach appropriately removes the impact to both revenue and related expenses associated with Guaranteed Benefits and Net Hedging Results and provides investors a better picture of the drivers of our underlying performance.

2. Net Realized Investment Gains and Losses: Comprised of: (i) realized investment gains and losses associated with the periodic sales or disposals of securities, excluding those held within our trading portfolio; and (ii) impairments of securities, after adjustment for the non-credit component of the impairment charges. These items are excluded from pretax adjusted operating earnings as they may vary significantly from period to period due to near-term market conditions and therefore are not directly comparable or reflective of the underlying performance of our business. We believe this approach provides investors a better picture of the drivers of our underlying performance.

3.Change in Value of Funds Withheld Embedded Derivative and Net investment income on funds withheld assets: Composed of: (i) the change in fair value of funds withheld embedded derivatives; and (ii) net investment income on funds withheld assets related to funds withheld reinsurance transactions. These items are excluded from pretax adjusted operating earnings as they are not reflective of the underlying performance of our business. We believe this approach provides investors a better picture of the drivers of our underlying performance.

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
4.Other items: Comprised of: (i) the impact of investments that are consolidated in our financial statements due to U.S. GAAP accounting requirements, such as our investments in collateralized loan obligations (CLOs), but for which the consolidation effects are not consistent with our economic interest or exposure to those entities, and (ii) one-time or other non-recurring items, such as costs relating to our separation from Prudential. These items are excluded from adjusted operating earnings as they are not reflective of the underlying performance of our business. We believe this approach provides investors a better picture of the drivers of our underlying performance.

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

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net income (loss) attributable to Jackson Financial Inc.	$(1,497)	$2,194
Income tax expense (benefit)	(558)	388
Pretax income (loss) attributable to Jackson Financial Inc	(2,055)	2,582
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(780)	(764)
Net movement in freestanding derivatives	2,512	1,476
Market risk benefits (gains) losses, net	(174)	(1,907)
Net reserve and embedded derivative movements	189	40
Amortization of DAC associated with non-operating items at date of transition to LDTI	153	173
Total guaranteed benefits and net hedging results	1,900	(982)
Net realized investment (gains) losses	68	130
Net realized investment (gains) losses on funds withheld assets	673	(1,028)
Net investment income on funds withheld assets	(307)	(260)
Other items	23	3
Total non-operating adjustments	2,357	(2,137)
Pretax Adjusted Operating Earnings	302	445
Operating income taxes	31	68
Adjusted Operating Earnings	$271	$377

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
Adjusted Book Value Attributable to Common Shareholders and Adjusted Operating ROE Attributable to Common Shareholders

We use Adjusted Operating Return on Equity ("ROE") Attributable to Common Shareholders to manage our business and evaluate our financial performance. Adjusted Operating ROE Attributable to Common Shareholders excludes items that vary from period to period due to accounting treatment under U.S. GAAP or that are non-recurring in nature, as such items may distort the underlying performance of our business. We calculate Adjusted Operating ROE Attributable to Common Shareholders by dividing our Adjusted Operating Earnings by average Adjusted Book Value Attributable to Common Shareholders. Adjusted Book Value Attributable to Common Shareholders excludes AOCI attributable to Jackson Financial Inc. AOCI attributable to Jackson Financial Inc. does not include AOCI arising from investments held within the funds withheld account related to the Athene Reinsurance Transaction. We exclude AOCI attributable to Jackson Financial Inc. from Adjusted Book Value Attributable to Common Shareholders because our invested assets are generally invested to closely match the duration of our liabilities, which are longer duration in nature, and therefore we believe period-to-period fair market value fluctuations in AOCI to be inconsistent with this objective. We believe excluding AOCI attributable to Jackson Financial Inc. is more useful to investors in analyzing trends in our business. Changes in AOCI within the funds withheld account related to the Athene Reinsurance Transaction offset the related non-operating earnings from the Athene Reinsurance Transaction resulting in a minimal net impact on Adjusted Book Value of Jackson Financial Inc.

Adjusted Book Value Attributable to Common Shareholders and Adjusted Operating ROE Attributable to Common Shareholders should not be used as substitutes for total shareholders’ equity and ROE as calculated using annualized net income and average equity in accordance with U.S. GAAP. However, we believe the adjustments to equity and earnings are useful to gaining an understanding of our overall results of operations.

The following is a reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity and a comparison of Adjusted Operating ROE Attributable to Common Shareholders to ROE Attributable to Common Shareholders, the most comparable U.S. GAAP measure:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net income (loss) attributable to Jackson Financial Inc.	$(1,497)	$2,194
Adjusted Operating Earnings	271	377

Total shareholders' equity	$8,638	$8,194
Less: Preferred stock	533	—
Total common shareholders' equity	8,105	8,194

Adjustments to total common shareholders’ equity:
Exclude AOCI attributable to Jackson Financial Inc. (1)	476	(567)
Adjusted Book Value Attributable to Common Shareholders	$8,581	$7,627

ROE Attributable to Common Shareholders	(71.5)%	110.8%
Adjusted Operating ROE Attributable to Common Shareholders on average equity	11.7%	21.2%

(1) Excludes $(1,832) million and $(686) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of March 31, 2023 and 2022, respectively, are not attributable to Jackson Financial Inc. and are therefore not included as an adjustment to total shareholders’ equity in the reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity.

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

	Three Months Ended March 31,
	2023	2022
	(in millions)
Sales
Variable annuities	$2,474	$4,575
RILA	533	199
Fixed Index Annuities	62	19
Fixed Annuities (1)	71	4
Total Retail Annuity Sales	3,140	4,797

Total Institutional Product Sales	649	975

Total Sales	$3,789	$5,772
(1) Includes payout annuities

For the three months ended March 31, 2023, total sales decreased by $1,983 million compared to the three months ended March 31, 2022. Lower retail sales were primarily due to decreased sales of our variable annuities with lifetime living benefits, partially offset by RILA sales. In addition, sales of our institutional products were lower by $326 million, compared to the three months ended March 31, 2022. Sales of fixed index and fixed annuities increased in 2023 due to the higher interest rate environment, which enabled more favorable pricing actions.

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

	March 31, 2023	December 31, 2022
	(in millions)
Account Value
GMWB For Life	$156,046	$149,706
GMWB	5,849	5,674
GMIB	1,364	1,356
No Living Benefits	50,658	49,073
Total Variable Annuity Account Value	213,917	205,809

RILA	2,501	1,875

Fixed Index Annuity (1)	491	415
Fixed Annuity (1)	1,206	1,219
Total Fixed & Fixed Index Annuity Account Value (1)	1,697	1,634

Payout Annuity(1)	655	649

Total Retail Annuities Account Value (1)	$218,770	$209,967

Total Institutional Products Account Value	$8,691	$9,019

Total Closed Life and Annuity Blocks Account Value (1)	$8,272	$8,288

(1) Net of reinsurance.

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

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net Flows:
Variable Annuity	$(1,774)	$2
RILA	516	198
Fixed Index Annuity (1)	70	(6)
Fixed Annuity (1)	(11)	16
Payout Annuity (1)	(26)	(29)
Total Retail Annuities Net Flows (1)	(1,225)	181
Net flows ceded	(1,203)	(586)
Total Retail Annuities net flows, gross of reinsurance	$(2,428)	$(405)

Total Institutional Products Net Flows	$(391)	$316

Total Closed Life and Annuity Blocks Net Flows (1)	$(47)	$(80)

(1) Net of reinsurance.

Net flows, net of reinsurance, decreased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, driven by decreased variable annuity sales and increased withdrawals for institutional products.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Benefit Base

Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit, and therefore may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$50,658	N/A	$49,073	N/A
By Guaranteed Living Benefits:
GMWB for Life	156,046	190,077	149,706	189,814
GMWB	5,849	5,592	5,674	5,655
GMIB (1)	1,364	1,889	1,356	1,929
Total	$213,917	$197,558	$205,809	$197,398

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$25,878	N/A	$25,049	N/A
Return of Premium	163,826	138,469	157,339	138,419
Highest Anniversary Value	12,549	14,115	12,128	14,272
Rollup	3,287	4,640	3,229	4,695
Combination HAV/Rollup	8,377	10,260	8,064	10,297
Total	$213,917	$167,484	$205,809	$167,683

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

	March 31,	December 31,
	2023	2022
	(in millions)
Jackson Invested Assets	$44,476	$44,486
Third Party Invested Assets (including CLOs)	27,689	26,993
Total PPM AUM	72,165	71,479
Total JNAM AUM	227,764	219,070
Total AUM	$299,929	$290,549

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

In early March through late April, several regional U.S. banks were taken over by federal regulators with the Federal Deposit Insurance Corporation ("FDIC") being named the receiver. These bank failures raised concern among investors and depositors regarding the solvency and liquidity of regional banks across the country, leading to increased stress on the banking sector. In response, the FDIC invoked a systemic risk exception allowing the government to ensure repayment of all amounts on deposit at the failed banks. We continue to monitor and analyze the ongoing situation in the banking sector. Except for assets held as part of reinsurance arrangements within our funds withheld portfolios, where the Company does not have exposure to default risk, the Company's general account portfolio had no exposure to Silicon Valley Bank ("SVB"), Signature Bank, First Republic Bank, and Credit Suisse Additional Tier 1 debt as of March 31, 2023.

Equity Market Environment

Our financial performance is impacted by the performance of equity markets. For example, our variable annuities earn fees based on the account value, which changes with equity market levels. After a very volatile 2020, U.S. equity markets performed well in 2021, with the S&P 500 generally at or near all-time highs throughout the year. In 2022, equity markets declined, and equity volatility increased, resulting in higher hedging costs. While that reversed in the first quarter of 2023 (as markets increased and equity volatility eased somewhat), the financial performance of our hedging program could be impacted by any future large directional market movements, or periods of high volatility. In particular, our hedges could be less effective in periods of large directional movements or we could experience more frequent or more costly rebalancing in periods of high volatility, which would lead to adverse performance versus our hedge targets and increased hedging costs. Further, we are also exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance is perfectly correlated to the performance of the funds into which customers allocate their assets. We make funds available to customers where we believe we can transact in sufficiently correlated hedge assets, and we anticipate some variance in the performance of our hedge assets and customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our hedge results relative to our hedge targets and U.S GAAP results.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Interest Rate Environment

The interest rate environment has affected, and will continue to affect our business and financial performance in the future for the following reasons:

•Periods of sharp rises in interest rates, as we have seen recently as a result of the Federal Reserve's actions and signals about upcoming interest rate decisions, impact investment related activity including investment income returns, net investment spread results, new money rates, mortgage loan prepayments, and bond redemptions. Due to increases in interest rates, the yield on new investments has generally exceeded the yield on asset maturities and redemptions (runoff yield). Rising interest rates also impact the hedging results of our variable annuity business as the market value of interest rate hedges decline driving immediate hedging losses. We would expect lower hedging costs and reduced levels of hedging going forward. Further, we expect near-term hedging losses from rising rates may be more than offset by changes in the fair value of the related guaranteed benefit liabilities as was the case for the three months ended March 31, 2023.

•Interest rate increases also expose us to disintermediation risk, where higher rates make currently sold fixed annuity products more attractive while simultaneously reducing the market value of assets backing our liabilities. This creates an incentive for our customers to lapse their products in an environment where selling assets causes us to realize losses.

•Additionally, our statutory total adjusted capital ("TAC") may be negatively impacted by rising rates due to minimum required reserving levels (i.e., cash surrender value floor) when reserve releases are limited and unable to offset interest rate hedging losses. The RBC ratio may increase or decrease depending on the interaction between movements in TAC and movements in statutory required capital (the company action level, or "CAL”), which could impact available dividends from our insurance subsidiaries. CAL will generally decline in rising interest rate environments. However, the cash surrender value floor may also materially affect the CAL calculation (in addition to reserves), potentially leading to rising rates negatively impacting the RBC ratio as well.

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

•Finally, some of our annuities have guaranteed minimum interest crediting rates (“GMICRs”) that limit our ability to reduce crediting rates. If earnings on our investment portfolio decline, those GMICRs may result in net investment spread compression that negatively impacts earnings. Many of our annuities have GMICRs that reset at contractually specified times after issue. In the current rising interest rate environment, those GMICRs have increased. Conversely, in a falling interest rate environment they will eventually decrease; however, there may be a lag between interest rate movements and the GMICR reset, temporarily limiting our ability to lower crediting rates. When policies have comparatively high GMICRs, in a subsequent low interest rate environment more customers are expected to hold on to their policies, which may result in lower lapses than previously expected.

Credit Market Environment

Our financial performance is impacted by conditions in fixed income markets. After tightening in 2021, credit spreads widened in 2023 and remained relatively unchanged in the first quarter of 2023. As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation is generally reflected in our AOCI. The revaluation will impact net income for realized gains or losses from the sale of securities, the change in fair value of trading securities or securities carried at fair value under the fair value election, or potential changes in the allowance for credit loss ("ACL"). In addition, if credit conditions deteriorate due to a recession or other negative credit events in capital markets, we could experience an increase in defaults and other-than-temporary-impairments (“OTTI”).

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends

OTTI in our underlying investments would result in a reduction in TAC held by our insurance company subsidiaries. Also, shifts in the credit quality or credit rating downgrades of our investments as a result of stressed credit conditions may also impact the level of regulatory required statutory capital for our insurance company subsidiaries. As such, significant credit rating downgrades along with elevated defaults and OTTI losses would negatively impact our RBC ratio, which could impact available dividends from our insurance subsidiaries.

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

Department of Labor Fiduciary Advice Rule

The Department of Labor (“DOL”) has issued a regulatory action (the “Fiduciary Advice Rule”) effective February 16, 2021, that reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act ("ERISA") plans and individual retirement accounts ("IRAs") and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Federal income tax code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA, or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice did not constitute investment advice giving rise to a fiduciary relationship. However, the guidance has been subject to court challenges. In one recent decision issued in February 2023, a U.S. district court in Florida vacated the roll over portion of the guidance, ruling that the DOL exceeded its authority in this area by issuing guidance without going through a rulemaking process. Because our distribution of annuities is primarily through intermediaries, we believe that we will have limited exposure to the new Fiduciary Advice Rule. Unlike the DOL’s previous fiduciary rule issued in 2016, compliance with the Fiduciary Advice Rule will not require us or our distributors to provide the disclosures required for exemptive relief under the previous rule. However, we continue to analyze the impact of the Fiduciary Advice Rule, and, while we cannot predict the rule’s impact, it could have an adverse effect on sales of annuities through our distribution partners. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. We may also need to take certain additional actions to comply with or assist our distributors in their compliance with the Fiduciary Advice Rule.

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

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Condensed Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes elsewhere in this report:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenues
Fee income	$1,888	$2,012
Premiums	25	37
Net investment income:
Net investment income excluding funds withheld assets	415	430
Net investment income on funds withheld assets	307	260
Total net investment income	722	690
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(2,726)	(1,566)
Net gains (losses) on funds withheld reinsurance treaties	(673)	1,028
Total net gains (losses) on derivatives and investments	(3,399)	(538)
Other income	15	20
Total revenues	(749)	2,221

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	228	300
(Gain) loss from updating future policy benefits cash flow assumptions, net	14	15
Market risk benefits (gains) losses, net	(174)	(1,907)
Interest credited on other contract holder funds, net of deferrals and amortization	285	197
Interest expense	43	20
Operating costs and other expenses, net of deferrals	616	666
Amortization of deferred acquisition costs	293	317
Total benefits and expenses	1,305	(392)
Pretax income (loss)	(2,054)	2,613
Income tax expense (benefit)	(558)	388
Net income (loss)	(1,496)	2,225
Less: Net income (loss) attributable to noncontrolling interests	1	31
Net income (loss) attributable to Jackson Financial Inc.	$(1,497)	$2,194

Adjusted Operating Earnings
Net income (loss) attributable to Jackson Financial Inc.	$(1,497)	$2,194
Income tax expense (benefit)	(558)	388
Pretax income (loss) attributable to Jackson Financial Inc	(2,055)	2,582
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(780)	(764)
Net movement in freestanding derivatives	2,512	1,476
Market risk benefits (gains) losses, net	(174)	(1,907)
Net reserve and embedded derivative movements	189	40
Amortization of DAC associated with non-operating items at date of transition to LDTI	153	173
Total guaranteed benefits and net hedging results	1,900	(982)
Net realized investment (gains) losses	68	130
Net realized investment (gains) losses on funds withheld assets	673	(1,028)
Net investment income on funds withheld assets	(307)	(260)
Other items	23	3
Total non-operating adjustments	2,357	(2,137)
Pretax Adjusted Operating Earnings	302	445
Operating income taxes	31	68
Adjusted Operating Earnings	$271	$377

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

Pretax Income (Loss)

Our pretax income (loss) decreased by $4,667 million to $(2,054) million for the three months ended March 31, 2023, from $2,613 million for the three months ended March 31, 2022 primarily due to:

•$2,861 million decrease in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Three Months Ended March 31,
	2023	2022	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(68)	$(130)	$62

Net gains (losses) on freestanding derivatives	(2,549)	(1,440)	(1,109)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(109)	4	(113)
Net gains (losses) on derivative instruments	(2,658)	(1,436)	(1,222)
Net gains (losses) on funds withheld reinsurance	(673)	1,028	(1,701)
Total net gains (losses) on derivatives and investments	$(3,399)	$(538)	$(2,861)

◦Higher freestanding derivative losses as a result of losses on our equity derivatives primarily driven by market increases in 2023, compared to decreases in the prior year, partially offset by gains within our interest rate related hedge instruments, reflecting decreases in interest rates, compared to increasing interest rates in the prior year.
◦Lower benefit recognized on funds withheld reinsurance driven by decreasing interest rates during the current quarter compared to rising interest rates in the prior year; and

•$1,733 million unfavorable movements in market risk benefits (gains) losses, net, primarily driven by declining interest rates in 2023, compared to increasing rates in the prior year. This was partially offset by positive separate account returns and decreases in implied equity market volatility in 2023, as compared to negative separate account returns and increased volatility in the prior year;
•$124 million decrease in fee income primarily due to lower average separate account values compared to prior year.
•$88 million increase in interest credited on contract holder funds, net of deferrals, primarily due to an increase in flexible annual minimum interest rates on variable annuity general account funds and higher crediting rates on new institutional business.

These decreases were partially offset by:

•$73 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to lower death claims and lower other policyholder benefits in 2023; and
•$50 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower asset-based non-deferrable commissions and lower sub-advisor expenses due to lower account values during the three months ended March 31, 2023.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
Income Taxes

Income tax expense decreased $946 million to a benefit of $558 million for the three months ended March 31, 2023, from an expense of $388 million for the three months ended March 31, 2022. The provision for income tax in the current period led to an effective income tax rate of 27.2% for the three months ended March 31, 2023 compared to the 2022 effective income tax rate of 15.0%. The benefit during the three months ended March 31, 2023 increased primarily due to the relationship of the taxable income to the consolidated pre-tax income. Our ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of tax credits. See Note 13 of Notes to Consolidated Financial Statements in our 2022 Annual Report for more information.

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

Pretax Adjusted Operating Earnings by Segment

The following table summarizes pretax adjusted operating earnings (non-GAAP) from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated GAAP basis. Also, see Note 3 of the Notes to Condensed Consolidated Financial Statements for further information regarding the calculation of pretax adjusted operating earnings:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$356	$425
Institutional Products	9	23
Closed Life and Annuity Blocks	(20)	(9)
Corporate and Other	(43)	6
Pretax Adjusted Operating Earnings	302	445
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	780	764
Net movement in freestanding derivatives	(2,512)	(1,476)
Market risk benefits gains (losses), net	174	1,907
Net reserve and embedded derivative movements	(189)	(40)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(153)	(173)
Total guaranteed benefits and hedging results	(1,900)	982
Net realized investment gains (losses)	(68)	(130)
Net realized investment gains (losses) on funds withheld assets	(673)	1,028
Net investment income on funds withheld assets	307	260
Other items	(23)	(3)
Total pre-tax reconciling items	(2,357)	2,137
Pretax income (loss) attributable to Jackson Financial Inc.	(2,055)	2,582
Income tax expense (benefit)	(558)	388
Net income (loss) attributable to Jackson Financial Inc.	$(1,497)	$2,194

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$975	$1,108
Premiums	4	3
Net investment income	136	114
Income (loss) on operating derivatives	(10)	11
Other income	9	11
Total Operating Revenues	1,114	1,247

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	(15)	32
(Gain) loss from updating future policy benefits cash flow assumptions, net	(2)	(3)
Interest credited on other contract holder funds, net of deferrals and amortization	98	57
Interest expense	17	5
Operating costs and other expenses, net of deferrals	522	592
Amortization of deferred acquisition costs	138	139
Total Operating Benefits and Expenses	758	822

Pretax Adjusted Operating Earnings	$356	$425

The following table summarizes a roll-forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$209,967	$260,135
Premiums and deposits	3,197	4,852
Surrenders, withdrawals, and benefits	(4,422)	(4,671)
Net flows	(1,225)	181
Investment performance	10,528	(16,727)
Change in value of equity option	108	(4)
Interest credited	99	56
Policy charges and other	(707)	(690)
Balance as of end of period, net of ceded reinsurance	218,770	242,951
Ceded reinsurance	20,952	24,519
Balance as of end of period, gross of reinsurance	$239,722	$267,470

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $69 million to $356 million for the three months ended March 31, 2023 from $425 million for the three months ended March 31, 2022 primarily due to:

•$133 million decrease in fee income primarily due to lower average separate account values compared to prior year;
•$21 million decrease in income (loss) on operating derivatives primarily due to the increase in floating rates in 2023; and
•$19 million decrease in spread income primarily due to $41 million higher interest credited driven by resetting minimum interest crediting rates on variable annuity fixed rate options in the first quarter of 2023, partially offset by $22 million higher investment income.

These decreases were partially offset by:

•$70 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower asset-based non-deferrable commissions and lower sub-advisor expenses due to lower account values during the three months ended March 31, 2023, and lower incentive compensation expenses in 2023; and
•$46 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to lower other policyholder benefits in 2023.

Account Value

Retail annuities account value, net of reinsurance, decreased $24.2 billion between periods primarily due to negative variable annuity separate account returns driven by unfavorable market performance in 2022, as well as negative net flows over the period, primarily from variable annuities.

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$102	$64
Income (loss) on operating derivatives	(12)	(1)
Total Operating Revenues	90	63

Operating Benefits and Expenses
Interest credited on other contract holder funds, net of deferrals and amortization	76	39
Interest expense	4	—
Operating costs and other expenses, net of deferrals	1	1
Total Operating Benefits and Expenses	81	40

Pretax Adjusted Operating Earnings	$9	$23

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
The following table summarizes a roll-forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Institutional Products:
Balance as of beginning of period	$9,019	$8,830
Premiums and deposits	649	975
Surrenders, withdrawals, and benefits	(1,040)	(659)
Net flows	(391)	316
Credited Interest	76	39
Policy Charges and other	(13)	(12)
Balance as of end of period	$8,691	$9,173

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $14 million to $9 million for the three months ended March 31, 2023 from $23 million for the three months ended March 31, 2022 primarily due to increased interest credited on contract holder funds due to higher crediting rates on new business and increased losses on operating derivatives, partially offset by higher investment income.

Account Value

Institutional product account value decreased from $9,173 million at March 31, 2022 to $8,691 million at March 31, 2023. The decline in account value was driven by continued maturities of the existing contracts and funding agreements, partially offset by new issuances.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Closed Block Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$117	$121
Premiums	23	37
Net investment income	177	189
Income (loss) on operating derivatives	(10)	15
Other income	4	8
Total Operating Revenues	311	370

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	163	225
(Gain) loss from updating future policy benefits cash flow assumptions, net	16	18
Interest credited on other contract holder funds, net of deferrals and amortization	111	101
Operating costs and other expenses, net of deferrals	39	32
Amortization of deferred acquisition costs	2	3
Total Operating Benefits and Expenses	331	379

Pretax Adjusted Operating Earnings	$(20)	$(9)

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $11 million to $(20) million for the three months ended March 31, 2023 from $(9) million for the three months ended March 31, 2022 primarily due to:

•$25 million decrease in income on operating derivatives primarily due to the increase in floating rates during 2023.
•$12 million decrease in net investment income primarily due to lower levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2022.

These decreases were partially offset by:

•$64 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to lower death claims.

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

	Three Months Ended March 31,
	2023	2022
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$13	$16
Net investment income	22	34
Income (loss) on operating derivatives	(4)	10
Other income	2	1
Total Operating Revenues	33	61

Operating Benefits and Expenses
Interest expense	22	15
Operating costs and other expenses, net of deferrals	54	40
Total Operating Benefits and Expenses	76	55

Pretax Adjusted Operating Earnings	$(43)	$6

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $49 million to $(43) million for the three months ended March 31, 2023 from $6 million for the three months ended March 31, 2022 primarily due to the following:
•$14 million decrease in income on operating derivatives primarily due to the increase in floating rates in 2023;
•$14 million increase in operating costs and other expenses, net of deferrals, primarily due to higher deferred compensation expenses in 2023; and
•$12 million decrease in net investment income primarily due to lower levels of investment income on private equity and other limited partnership investments, when compared to the same period in 2022.
•$7 million higher interest expense primarily related to our senior notes. See Note 13 - Long-Term Debt of Notes to Condensed Consolidated Financial Statements.

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

Investment Strategy

Our overall investment strategy is to maintain a diversified and largely investment grade fixed income portfolio that is capital efficient, achieves risk-adjusted returns that support competitive pricing for our products, generates profitable growth of our business and maintains adequate liquidity to support our obligations. The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate, see Note 8 - Reinsurance of Notes to Condensed Consolidated Financial Statements for further details. We may also use other third-party investment managers for certain niche asset classes. As of March 31, 2023, Apollo managed $19.0 billion of cash and investments and other third-party investment managers managed approximately $186 million of investments.

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

As of March 31, 2023 and December 31, 2022, we had total investments of $66.9 billion and $65.9 billion, respectively.

Item 2 | Management’s Discussion and Analysis | Investments
Portfolio Composition

The following table summarizes the carrying values of our investments:

	March 31, 2023			December 31, 2022
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$30,510	$13,264	$43,774	$28,867	$13,622	$42,489
Debt Securities, at fair value under fair value option	2,093	162	2,255	2,014	159	2,173
Debt securities, trading, at fair value	101	—	101	100	—	100
Equity securities, at fair value	152	73	225	316	77	393
Mortgage loans, net of allowance for credit losses	6,907	4,004	10,911	6,840	4,127	10,967
Mortgage loans, at fair value under fair value option	—	480	480	—	582	582
Policy loans	936	3,441	4,377	942	3,435	4,377
Freestanding derivative instruments	993	58	1,051	1,192	78	1,270
Other invested assets	2,890	821	3,711	2,802	793	3,595
Total investments	$44,582	$22,303	$66,885	$43,073	$22,873	$65,946

Available-for-sale debt securities increased to $43,774 million at March 31, 2023 from $42,489 million at December 31, 2022, primarily due to an decrease in net unrealized losses. The amortized cost of available-for-sale debt securities increased from $48,798 million as of December 31, 2022 to $49,026 million as of March 31, 2023. Further, net unrealized losses were $6,286 million as of December 31, 2022 compared to $5,223 million as of March 31, 2023.

Other Invested Assets

In June 2021, we entered into an arrangement to sell $420 million of limited partnership investments, of which $236 million and $168 million were sold in the second and third quarter of 2021, respectively, and the remainder was sold in January 2022. The increase in Other Invested Assets from December 31, 2022 to March 31, 2023 primarily resulted from additional private equity funding in the current period.

Debt Securities

At March 31, 2023 and December 31, 2022, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

Item 2 | Management’s Discussion and Analysis | Investments

March 31, 2023	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,775	$—	$1	$883	$4,893
Other government securities	1,712	3	2	204	1,507
Corporate securities
Utilities	6,008	—	38	574	5,472
Energy	3,060	1	13	321	2,751
Banking	2,228	15	5	208	2,010
Healthcare	3,167	—	16	370	2,813
Finance/Insurance	4,518	4	14	535	3,993
Technology/Telecom	2,383	1	6	243	2,145
Consumer goods	2,517	—	17	288	2,246
Industrial	1,761	—	10	142	1,629
Capital goods	2,074	—	8	152	1,930
Real estate	1,763	—	1	213	1,551
Media	1,243	—	3	142	1,104
Transportation	1,549	—	6	184	1,371
Retail	1,299	—	7	148	1,158
Other (1)	2,117	—	6	140	1,983
Total Corporate Securities	35,687	21	150	3,660	32,156
Residential mortgage-backed	466	5	14	47	428
Commercial mortgage-backed	1,768	—	—	174	1,594
Other asset-backed securities	5,974	—	9	431	5,552
Total Debt Securities	$51,382	$29	$176	$5,399	$46,130

(1) No single remaining industry exceeds 3% of the portfolio.

December 31, 2022	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$6,192	$—	$1	$1,008	$5,185
Other government securities	1,719	2	1	251	1,467
Corporate securities
Utilities	5,893	—	27	695	5,225
Energy	3,006	10	7	390	2,613
Banking	1,994	—	2	234	1,762
Healthcare	2,956	—	8	439	2,525
Finance/Insurance	4,497	4	8	621	3,880
Technology/Telecom	2,333	1	2	296	2,038
Consumer goods	2,463	—	10	378	2,095
Industrial	1,675	—	8	173	1,510
Capital goods	1,982	—	3	196	1,789
Real estate	1,723	—	1	225	1,499
Media	1,230	—	1	175	1,056
Transportation	1,576	—	3	214	1,365
Retail	1,312	—	5	182	1,135
Other (1)	2,056	—	1	178	1,879
Total Corporate Securities	34,696	15	86	4,396	30,371
Residential mortgage-backed	510	6	19	59	464
Commercial mortgage-backed	1,821	—	—	183	1,638
Other asset-backed securities	6,133	—	8	504	5,637
Total Debt Securities	$51,071	$23	$115	$6,401	$44,762

(1) No single remaining industry exceeds 3% of the portfolio.

Item 2 | Management’s Discussion and Analysis | Investments

Evaluation of Available-For-Sale Debt Securities

See Note 4 - Investments of Notes to Condensed Consolidated Financial Statements for information about how we evaluate our available-for-sale debt securities for credit loss.

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

	March 31,	December 31,
	2023	2022
	(in millions)
Common Stock	$76	$82
Preferred Stock	119	133
Mutual Funds	30	178
Total	$225	$393

Mortgage Loans

Commercial mortgage loans of $10.2 billion and $10.2 billion at March 31, 2023 and December 31, 2022, respectively, are reported net of an allowance for credit losses of $139 million and $91 million at each date, respectively. At March 31, 2023, commercial mortgage loans were collateralized by properties located in 37 states, the District of Columbia, and Europe. Residential mortgage loans of $1,146 million and $1308 million at March 31, 2023 and December 31, 2022, respectively, are reported net of an allowance for credit losses of $7 million and $4 million at each date, respectively. Residential mortgage loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe.

The table below presents the carrying value, net of allowance of credit loss, of our mortgage loans by property type:

	March 31,	December 31,
	2023	2022
	(in millions)
Commercial:
Apartment	$3,513	$3,558
Hotel	1,006	1,015
Office	1,732	1,795
Retail	2,063	2,085
Warehouse	1,931	1,788
Total Commercial	$10,245	$10,241
Residential	1,146	1,308
Total	$11,391	$11,549

Item 2 | Management’s Discussion and Analysis | Investments
The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	March 31,	December 31,
	2023	2022
	(in millions)
United States:
East North Central	$1,175	$1,116
East South Central	536	546
Middle Atlantic	1,651	1,677
Mountain	580	627
New England	367	371
Pacific	2,682	2,850
South Atlantic	2,339	2,313
West North Central	589	572
West South Central	943	920
Total United States	10,862	10,992
Foreign	529	557
Total	$11,391	$11,549

The following table provides information about the credit quality of our mortgage loans:

	March 31,	December 31,
	2023	2022
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$9,623	$9,586
70% - 80%	393	424
80% - 100%	196	197
Greater than 100%	33	34
Total	10,245	10,241

Residential mortgage loans
Performing	1,072	1,230
Nonperforming (1)	74	78
Total	1,146	1,308

Total mortgage loans	$11,391	$11,549

(1) As of March 31, 2023 and December 31, 2022, includes $41 million and $41 million of loans purchased when the loans were greater than 90 days delinquent and $11 million and $12 million of loans in process of foreclosure, respectively, and are supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	March 31,
	2023	2022
	(in millions)
Balance at beginning of year	$95	$94
Provision (release) (1)	51	(10)
Balance at end of period	$146	$84
(1) At March 31, 2023, the $51 million increase in the allowance for credit loss resulted primarily from a single mezzanine loan experiencing stress around payoff, or refinance, of the loan for which the Company continues to assess options with the lending group and borrower.

Item 2 | Management’s Discussion and Analysis | Investments
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

At March 31, 2023, there was $15 million of recorded investment, $16 million of unpaid principal balance, no related loan allowance, $16 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

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

Derivative Instruments

The following table presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments (in millions):

	March 31, 2023
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,854	$75	$123	$(48)
Equity index call options	17,500	247	—	247
Equity index futures (2)	16,328	—	—	—
Equity index put options	43,500	643	—	643
Interest rate swaps	7,728	7	148	(141)
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	22,000	—	1,157	(1,157)
Interest rate futures (2)	81,365	—	—	—
Total return swaps	1,318	—	61	(61)
Total freestanding derivatives	193,093	972	1,489	(517)
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	963	(963)
Registered index linked annuity embedded derivatives (3)	N/A	—	421	(421)
Total embedded derivatives	N/A	—	1,384	(1,384)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	23	1	22
Cross-currency forwards	1,417	56	20	36
Funds withheld embedded derivative (4)	N/A	2,788	—	2,788
Total derivatives related to funds withheld under reinsurance treaties	1,575	2,867	21	2,846
Total	$194,668	$3,839	$2,894	$945

(1) The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures and options represents the market exposure of open positions.

(2) Variation margin is considered settlement resulting in the netting of cash received/paid for variation margin against the fair value of the trades.
(3) Included within other contract holder funds on the Condensed Consolidated Balance Sheets. The non-performance risk adjustment is included in the balance above.
(4) Included within funds withheld payable under reinsurance treaties on the Condensed Consolidated Balance Sheets.

Item 2 | Management’s Discussion and Analysis | Investments

	December 31, 2022
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,825	$73	$104	$(31)
Equity index call options	17,500	106	—	106
Equity index futures (2)	19,760	—	—	—
Equity index put options	30,500	958	—	958
Interest rate swaps	7,728	5	231	(226)
Interest rate swaps - cleared (2)	1,500	—	—	—
Put-swaptions	25,000	—	1,711	(1,711)
Interest rate futures (2)	105,261	—	—	—
Total return swaps	739	31	—	31
Total freestanding derivatives	209,813	1,173	2,046	(873)
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	931	(931)
Registered index linked annuity embedded derivatives (3)	N/A	—	205	(205)
Total embedded derivatives	N/A	—	1,136	(1,136)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	23	1	22
Cross-currency forwards	1,490	74	18	56
Funds withheld embedded derivative (4)	N/A	3,158	—	3,158
Total derivatives related to funds withheld under reinsurance treaties	1,648	3,255	19	3,236
Total	$211,461	$4,428	$3,201	$1,227

(1) The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures and options represents the market exposure of open positions.

(2) Variation margin is considered settlement resulting in the netting of cash received/paid for variation margin against the fair value of the trades.
(3) Included within other contract holder funds on the Condensed Consolidated Balance Sheets. The non-performance risk adjustment is included in the balance above.
(4) Included within funds withheld payable under reinsurance treaties on the Condensed Consolidated Balance Sheets.

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

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities

Policy and Contract Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the Condensed Consolidated Financial Statements in conformity with GAAP. For more details on Policyholder Liabilities, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our 2022 Annual Report.

As an insurance company, a substantial portion of our profits are derived from fee income and the invested assets backing our policy and contract liabilities, which includes separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of March 31, 2023, 89% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 8% were in our Closed Life and Annuity Blocks segment.

The table below represents a breakdown of our policy and contract liabilities:

March 31, 2023	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$203,990	$—	$9,927	$318	$214,235
RILA[1]	—	—	2,501	4	2,505
Fixed Annuities	—	—	11,082	2	11,084
Fixed Index Annuities[2]	—	—	11,375	26	11,401
Payout Annuities	—	1,067	847	—	1,914
Other Annuities	304	—	—	—	304
Total Retail Annuities	204,294	1,067	35,732	350	241,443
Total Institutional Products	—	—	8,691	—	8,691
Total Closed Life and Annuity Blocks	72	9,737	12,495	6	22,310
Total Policy and Contract Liabilities	204,366	10,804	56,918	356	272,444
Claims payable and other	—	1,565	176	—	1,741
Total	$204,366	$12,369	$57,094	$356	$274,185

December 31, 2022	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$195,550	$—	$10,259	$767	$206,576
RILA[1]	—	—	1,875	5	1,880
Fixed Annuities	—	—	11,696	—	11,696
Fixed Index Annuities[2]	—	—	11,787	17	11,804
Payout Annuities	—	1,042	837	—	1,879
Other Annuities	285	—	—	—	285
Total Retail Annuities	195,835	1,042	36,454	789	234,120
Total Institutional Products	—	—	9,019	—	9,019
Total Closed Life and Annuity Blocks	71	9,726	12,534	8	22,339
Total Policy and Contract Liabilities	195,906	10,768	58,007	797	265,478
Claims payable and other	—	1,550	183	—	1,733
Total	$195,906	$12,318	$58,190	$797	$267,211
(1) Includes the embedded derivative liabilities in other contract holder funds related to RILA of $421 million and $205 million at March 31, 2023 and December 31, 2022, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity in other contract holder funds of $963 million and $931 million at March 31, 2023 and December 31, 2022, respectively.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities

As of March 31, 2023, $204.4 billion or 75% of our policy and contract liabilities were backed by separate account assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets. We generate revenue on our separate account liabilities primarily from asset-based fee income. Separate account assets and associated liabilities are subject to variability driven by the performance of the underlying investments, which are exposed to fluctuations in equity markets and bond fund valuations. As a result, revenue derived from asset-based fee income is similarly subject to variability in line with the variability of the underlying separate account assets.

As of March 31, 2023, $47.0 billion of our policy and contract liabilities were backed by our investment portfolio and $21.1 billion reinsured by Athene, were backed by funds withheld assets. As of March 31, 2023, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed index annuities and fixed annuities. As of March 31, 2023, 93% of fixed annuity, fixed-indexed annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate.

See Note 9, Note 10, Note 11 and Note 12 of Notes to Condensed Consolidated Financial Statements for additional discussion on accounting policies around Reserves for future policy benefits and claims payable, Other contract holder funds, Separate account assets and liabilities and MRBs.

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

The discussion below describes our liquidity and capital resources for the three months ended March 31, 2023 and 2022.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net cash provided by (used in) operating activities	$1,461	$833
Net cash provided by (used in) investing activities	(2,882)	(202)
Net cash provided by (used in) financing activities	(1,099)	(582)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,520)	49
Cash, cash equivalents, and restricted cash at beginning of period	4,301	2,631
Total cash, cash equivalents, and restricted cash at end of period	$1,781	$2,680

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Cash flows provided by (used in) operating activities increased $628 million to $1,461 million for the three months ended March 31, 2023 from $833 million for the three months ended March 31, 2022. This was primarily due to the timing of settlements of receivables and payables as well as lower acquisition costs.

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

Cash flows provided by (used in) investing activities decreased $2,680 million to $(2,882) million during the three months ended March 31, 2023 from $(202) million during the three months ended March 31, 2022. This decrease was primarily due to outflows related to our hedging program for derivative settlements and collateral predominantly resulting from market increases in 2023.
Cash flows from Financing Activities

The principal cash inflows from our financing activities come from deposits of funds associated with policyholder account balances, issuance of securities and lending of securities. The principal cash outflows come from withdrawals associated with policyholder account balances, repayment of debt, and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early policyholder withdrawal.

Cash flows provided by (used in) financing activities decreased $517 million to $(1,099) million during the three months ended March 31, 2023 from $(582) million during the three months ended March 31, 2022. This decrease was primarily due to decreased deposits driven by lower variable annuity and institutional sales in 2023 compared to 2022, partially offset by inflows from our issuance of preferred stock in 2023.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, claim, expense and statutory reserve items) and model-based components. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of March 31, 2023, our insurance companies were well in excess of the minimum required capital levels. Jackson is also subject to risk-based capital guidelines that provide a method to measure the adjusted capital that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of Jackson’s investments and products.

Holding Company Liquidity

As a holding company with no business operations of its own, Jackson Financial primarily derives cash flows from dividends and interest payments from its insurance subsidiaries. These principal sources of liquidity are expected to be supplemented by cash and short-term investments held by Jackson Financial and access to bank lines of credit and the capital markets. We intend to maintain a minimum amount of cash and highly liquid securities at Jackson Financial adequate to fund two years of holding company fixed net expenses, which may change over time as we refinance existing debt or make changes to our debt and capital structure, and is currently targeted at $250 million. The main uses of liquidity for Jackson Financial are interest payments and debt repayment, holding company operating expenses, payment of dividends and other distributions to shareholders, which may include stock repurchases, and capital contributions, if needed, to our insurance company subsidiaries. Our principal sources of liquidity and our anticipated capital position are described in the following paragraphs.

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

On March 13, 2023, the Company issued and sold 22,000,000 depositary shares (the “Depositary Shares”), each representing a 1/1,000th fractional interest in a share of the Company’s Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A, $25,000 liquidation preference per share (equivalent to $25 per Depositary Share), with a 5-year dividend rate reset period and noncumulative dividends (the “Series A Preferred Stock”). After underwriting discounts and expenses, we received net proceeds of approximately $533 million. See Note 20 - Equity of the Notes to Condensed Consolidated Financial Statements for more information.

During the first quarter of 2023, we paid a cash dividend of $0.62 per share on JFI's common stock totaling $54 million. On May 8, 2023, our Board of Directors approved a second quarter cash dividend on JFI's common stock of $0.62 per share, payable on June 15, 2023 to shareholders of record on June 1, 2023. The Company also announced the declaration of a cash dividend of $0.59444 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on June 30, 2023, to shareholders of record at the close of business on June 1, 2023.

During the first quarter of 2023, we repurchased a total of 1,721,737 shares of common stock for an aggregate purchase price of $70 million, which were funded with cash on hand.

See Note 20 to Condensed Consolidated Financial Statements in this Report for further information on dividends to shareholders and share repurchases.

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

For 2023, Jackson and Brooke Life have total ordinary dividend capacity, based on 2022 statutory capital and surplus and statutory net gain from operations, subject to the availability of earned surplus, of $3,688 million and $501 million, respectively. Brooke Life, as the sole owner of our other insurance company subsidiaries, including Jackson and Jackson National Life NY, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial. As such, Jackson Financial’s ability to receive dividend payments from our insurance company subsidiaries is effectively limited by Brooke Life’s ability to make dividend payments to Jackson Financial.

On March 1, 2023, Jackson paid a $450 million ordinary dividend and remitted a $150 million return of capital to its parent company, Brooke Life. Brooke Life subsequently paid a $360 million ordinary dividend and remitted a $150 million return of capital to its ultimate parent, Jackson Financial. In addition, for the quarter ended March 31, 2023, Brooke Life paid $45 million of interest associated with the $2 billion surplus note between Brooke Life and Jackson Finance, LLC ("Jackson Finance"), a subsidiary of Jackson Financial.

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

Liquidity requirements are principally for purchases of new investments, management of derivative related margin requirements, repayment of principal and interest on debt, payments of interest on surplus notes, funding of insurance product liabilities including payments for policy benefits, surrenders, maturities and new policy loans, funding of expenses including payment of commissions, operating expenses and taxes. As of March 31, 2023, Jackson’s outstanding surplus notes and bank debt included $58 million of bank loans from the Federal Home Loan Bank of Indianapolis ("FHLBI"), collateralized by mortgage-related securities and mortgage loans and $250 million of surplus notes maturing in 2027.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are managed in accordance with our hedging and risk management program. Our cash flows associated with collateral received from counterparties and posted with counterparties fluctuates with changes in the market value of the underlying derivative contract and/or the market value of the collateral. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Collateral posting requirements can result in material liquidity needs for our insurance subsidiaries. As of March 31, 2023, we were in a net collateral payable position of $545 million compared to $689 million as of December 31, 2022.

Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements, including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of March 31, 2023, approximately half of Jackson’s general account reserves are not surrenderable, included surrender charges greater than 5%, or included market value adjustments to discourage early withdrawal of policy and contract funds.

The liquidity sources for our insurance company subsidiaries are their cash, short-term investments, sales of publicly traded bonds, insurance premiums, fees charged on their products, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of a short-term borrowing facility with the FHLBI.

Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of March 31, 2023, the portfolio of cash, short-term investments and privately and publicly traded securities and equities, which are unencumbered and unrestricted to sale, amounted to $22.6 billion.

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
Revolving Credit and Short-Term Borrowing Facilities

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

The credit agreement governing the 2023 Revolving Credit Facility contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). The credit agreement contains financial maintenance covenants, including a minimum adjusted consolidated net worth test of no less than 70% of our adjusted consolidated net worth as of September 30, 2022 (plus (to the extent positive) or minus (to the extent negative) 70% of the impact on such adjusted consolidated net worth resulting from the application of a one-time transition adjustment for the LDTI accounting change for insurance contracts, and plus 50% of the aggregate amount of any increase in adjusted consolidated net worth resulting from equity issuances by the Company and its consolidated subsidiaries after September 30, 2022) and a maximum consolidated indebtedness to total capitalization ratio test not to exceed 35%. We were in compliance with these covenants at March 31, 2023.

Jackson is a party to an Uncommitted Money Market Line Credit Agreement dated April 6, 2023 among Jackson, Jackson Financial, and Société Générale. This agreement is an uncommitted short-term cash advance facility that provides an additional form of liquidity to Jackson and to Jackson Financial. The aggregate borrowing capacity under the agreement is $500 million and each cash advance request must be at least $100 thousand. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. Jackson and Jackson Financial are jointly and severally liable to repay any advance under the agreement, which must be repaid prior to the last day of the quarter in which the advance was drawn. As of May 9, the Company has not borrowed on this line of credit.

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes were issued pursuant to Rule 144A under the Securities Act of 1933, as amended, and are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5 million and $5 million for the three months ended March 31, 2023 and 2022, respectively.

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

Federal Home Loan Bank

Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of March 31, 2023 and December 31, 2022, Jackson held a bank loan with an outstanding balance of $58 million and $62 million, respectively.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
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

As of May 3, 2023, the financial strength ratings of our principal insurance subsidiaries were as follows:

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

Item 2 | Management’s Discussion and Analysis | Summary of Critical Accounting Estimates

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our Condensed Consolidated Financial Statements included elsewhere in this report. The most critical estimates are presented below.

The below critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in our 2022 Annual Report.

•income taxes and the ability to realize certain deferred tax benefits
•valuation and impairment of investments, including estimates related to expectations of credit losses on certain financial assets
•valuation of freestanding derivative instruments
•valuation of embedded derivatives
•net investment income
•contingent liabilities
•consolidation of variable interest entities

The below critical accounting estimates are updated from our 2022 Annual Report for the adoption of LDTI.

Reserves for Future Policy Benefits and Claims Payable

We establish reserves for future policy benefits to, or on behalf of, customers in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP.

Reserves for Future Policy Benefits

For non-participating traditional life insurance contracts and limited pay life-contingent contracts, which includes term, whole life, and payout annuities with significant insurance risk, reserves for future policy benefits represents the present value of estimated future policy benefits to be paid to or on behalf of policyholders in future periods and certain related expenses less the present value of estimated future net premiums.

Reserves for future policy benefits for non-participating traditional and limited-payment insurance contracts are measured using the net premium ratio (NPR) measurement model. The NPR measurement model accrues for future policy benefits in proportion to the premium revenue recognized. The reserve for future policy benefits is derived from the Company's best estimate of future net premium and future benefits and expenses, which is based on best estimate assumptions including mortality, persistency, claims expense, and discount rate. On an annual basis, or as circumstances warrant, we conduct a comprehensive review of our current best estimate assumptions based on our experience, industry benchmarking, and other factors, as applicable. Expense assumptions are updated based on estimates of expected non-level costs, such as termination or settlement costs, and costs after the premium-paying period and exclude acquisition costs or any costs that are required to be charged to expenses as incurred. Updates to assumptions are applied on a retrospective basis, and each reporting period the reserve for future policy benefits is updated to reflect actual experience to date.

The Company establishes cohorts, which are product groupings used to measure reserves for future policy benefits. In determining cohorts, the Company considered both qualitative and quantitative factors, including the issue year, type of product, product features, and legal entity.

Item 2 | Management’s Discussion and Analysis | Summary of Critical Accounting Estimates
The discount rate used to estimate reserves for future policy benefits is consistent with an upper-medium grade (low-credit risk) fixed-income corporate instrument yield, which has been interpreted to represent a single-A corporate instrument yield. This discount rate curve is determined by fitting a parametric function to yields to maturity and related times to maturity of market observable single-A rated corporate instruments. The discount rate used to recognize interest accretion on the reserves for future policy benefits is locked at the initial measurement of the cohort. Each reporting period, the reserve for future policy benefits is remeasured using the current discount rate. The difference between the reserve calculated using the current discount rate and the reserve calculated using the locked-in discount rate is recorded in other comprehensive income.

Additional Liabilities - Universal Life-type

The Company issues universal life plans with secondary guarantees and interest-sensitive life plans. The primary reserves for these policies are the contract holder account balances reported within the other contract holder funds line of the balance sheet. Where these contracts provide additional benefits beyond the account balance or base insurance coverage that are not market risk benefits or embedded derivatives, liabilities in addition to the policyholder’s account value are recognized. These additional liabilities for annuitization, death and other insurance benefits are reported within reserves for future policy benefits and claims payable. The methodology uses a benefit ratio defined as a constant percentage of the assessment base. This ratio is multiplied by current period assessments to determine the reserve accrual for the period. The assumptions used in the measurement of the additional liabilities for annuitization, death and other insurance benefits are based on best estimate assumptions including mortality, persistency, investment returns, and discount rates. These assumptions are similarly subject to the annual review process discussed above.

Other Future Policy Benefits and Claims Payable

In conjunction with a prior acquisition, we recorded a fair value adjustment related to certain annuity and interest-sensitive life blocks of business to reflect the cost of the interest guarantees within the in-force liabilities, based on the difference between the guaranteed interest rate and an assumed new money guaranteed interest rate. This adjustment is recorded in reserves for future policy benefits and claims payable. This component of the acquired reserves is reassessed at the end of each period, taking into account changes in the in-force block. Any resulting change in the reserve is recorded as a change in policy reserve through the consolidated income statements.

In addition, life and annuity claims liabilities in course of settlement are included in other future policy benefits and claims payable.

See Note 9- Reserve for Future Policy Benefits and Claims Payable to Condensed Consolidated Financial Statements for additional information on these accounting policies.

Market Risk Benefits

Contracts or contract features that provide protection to the contract holder from capital market risk and expose the Company to other-than-nominal capital market risk are classified as MRBs. All long-duration insurance contracts and certain investment contracts are subject to MRB evaluation. MRBs are measured at fair value at the contract level and can be in either an asset or liability position. For contracts that contain multiple MRB features, the MRBs are valued together as a single compound MRB.

The use of models and assumptions used to determine fair value of MRBs requires a significant amount of judgement. The significant assumptions used in the MRB fair value calculations are:

•Mortality rates - These vary by attained age, tax qualification status, guaranteed benefit election, and duration. The range used reflects ages from the minimum issue age for the benefit through age 95, which corresponds to the typical maturity age. A mortality improvement assumption is also applied.
•Base lapse rates - These vary by contract-level factors, such as product type, surrender charge schedule and optional benefits election. Lapse rates are further adjusted based on the degree to which a guaranteed benefit is in-the-money, with lower lapse applying when benefits are more in-the-money. Lapse rates are also adjusted to reflect lower lapse expectations when guaranteed benefits are utilized.

Item 2 | Management’s Discussion and Analysis | Summary of Critical Accounting Estimates
•Utilization rates - These represents the expected percentage of contracts that will utilize the benefit through annuitization (GMIB) or commencement of withdrawals (GMWB). Utilization may vary by benefit type, attained age, duration, tax qualification status, benefit provision, and degree to which the guaranteed benefit is in-the-money.
•Withdrawal rates - These represent the percentage of annual withdrawal assumed relative to the maximum allowable withdrawal amount under the free partial withdrawal provision or the GMWB, as applicable. Free partial withdrawal rates vary based on the product type and duration. Withdrawal rates on contracts with a GMWB vary based on attained age, tax qualification status, GMWB type and GMWB benefit provisions.
•Non-performance risk adjustment - This is applied as a spread over the risk-free rate to determine the rate used to discount the related cash flows and varies by projection year.
•Long-term equity volatility - This represents the equity volatility beyond the period for which observable equity volatilities are available.
See Note 6- Fair Value Measurements to Consolidated Financial Statements for additional information.

Variable Annuities

We issue variable contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. Certain of these contracts include contract provisions by which we contractually guarantee to the contract holder either a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable upon the depletion of funds (GMWB), in the event of death (GMDB), at annuitization (GMIB), or at the end of a specified period (GMAB). Substantially all of our GMIB benefits are reinsured. GMIB benefits and GMAB benefits were discontinued in 2009 and 2011, respectively. For additional information regarding our account value by optional guarantee benefit, see Business–Our Segments–Retail Annuities–Variable Annuities in the 2022 Annual Report.

Variable annuity guaranteed benefit features classified as MRBs, which have explicit fees, are measured using the attributed fee method. Under the attributed fee method, fair value is measured as the difference between the present value of projected future liabilities and the present value of projected attributed fees. At the inception of the contract, the Company attributes to the MRB a portion of total fees expected to be assessed against the contract holder to offset the projected claims over the lifetime of the contract. The attributed fee is expressed as a percentage of total projected future fees at inception of the contract. This percentage of total projected fees is considered a fixed term of the MRB feature and is held static over the life of the contract. This percentage may not exceed 100% of the total projected contract fees as of contract inception. As the Company may issue contracts that have projected future liabilities greater than the projected future guaranteed benefit fees at issue, the Company may also attribute mortality and expense charges when performing this calculation. In subsequent valuations, both the present value of future projected liabilities and the present value of projected attributed fees are remeasured based on current market conditions and policyholder behavior assumptions.

Fixed Index Annuities

The longevity riders issued on fixed index annuities are classified as MRBs and measured at fair value. Similar to the variable annuity guaranteed benefits features, these contracts have explicit fees and are measured using the attributed fee method. The Company attributes a percentage of total projected future fees expected to be assessed against the policyholder to offset the projected future claims over the lifetime of the contract. If the fees attributed are insufficient to offset the claims at issue, the shortfall is borrowed from the host contract rather than recognizing a loss at inception.

RILA

RILA guaranteed benefit features are classified as MRBs and measured at fair value. Unlike variable or fixed index annuities, RILA products do not have explicit fees and are measured using an option-based method. The fair value measurement represents the present value of future claims payable by the MRB feature. At inception, the value of the MRB is deducted from the value of the contract resulting in no gain or loss.

Item 2 | Management’s Discussion and Analysis | Summary of Critical Accounting Estimates

See Note 12- Market Risk Benefits of the Notes to Condensed Consolidated Financial Statements for additional information on these accounting policies.

Reinsurance

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risk with respect to reinsurance receivables. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements. Counterparty credit risk may be managed through the use of letters of credit, collateral trusts or on balance sheet funds withheld agreements. Assets held under funds withheld agreements are included on our balance sheets and subject to triggers embedded within the relevant reinsurance agreements.

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

For reinsurance contracts, reinsurance recoverable balances are generally calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities. For non-participating traditional life insurance contracts and limited pay life-contingent contracts, there may be reinsurance contracts executed subsequent to the direct contract issue dates, and market interest rates may have changed between the date that the underlying insurance contracts were issued and the date the reinsurance contract is recognized in the financial statements, resulting in the underlying discount rate differing between the direct and reinsured business.

Our guaranteed minimum income benefits (GMIBs) are reinsured with an unrelated party. For contracts that only ceded the GMIB feature of our annuity products, the reinsurance contract in its entirety is classified as a reinsured market risk benefit. Accordingly, the reinsured market risk benefit is recorded at fair value using internally developed models consistent with those used to value our direct market risk benefits.

See Note 8- Reinsurance of the Notes to Condensed Consolidated Financial Statements for additional information on these accounting policies.

Off–Balance Sheet Arrangements

We do not have any off–balance sheet arrangements as of March 31, 2023.

Item 3 | Quantitative and Qualitative Disclosures about Market Risk

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” previously disclosed in our 2022 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this Report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and determined our disclosure controls and procedures were not effective due to a material weakness identified related to the ineffective risk assessment of a process level control used to determine our non-performance risk adjustment in developing the discount rate used to estimate the fair value of some of the guarantee features of our variable annuity products, as described in "Item 9A. Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting" previously disclosed in our 2022 Annual Report. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of March 31, 2023.

The Company began remediation of the material weakness in the first quarter of 2023 and expects that it will be remediated by the end of the year. Remediation will include additional evidence supporting the review and challenge of inputs and results as well as enhancements to the governance process in developing the discount rate used to estimate the fair value of some of our guarantee features.

Changes in Internal Control Over Financial Reporting

As described above, the Company is taking steps to remediate the material weakness in its internal control over financial reporting and is implementing additional controls to remediate the material weakness. Additionally, as part of the adoption of LDTI, the Company has made certain changes to its valuation, financial reporting, and disclosure processes. As a result of these changes, the Company has made changes to certain existing controls, and implemented certain new controls, which address the risks of material misstatement in these processes. Other than these additional controls, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 16 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

We discuss in this report, in our 2022 Annual Report, and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements - Cautionary Language” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (2)
January 1, 2023 - January 31, 2023 (1)
Share repurchase program	334,037	$37.90	334,037	$93
Employee transactions (3)	—	N/A	N/A	N/A

February 1, 2023 - February 28, 2023
Share repurchase program	95,000	46.74	95,000	539
Employee transactions (3)	—	N/A	N/A	N/A

March 1, 2023 - March 31, 2023
Share repurchase program	1,292,700	40.61	1,292,700	486
Employee transactions (3)	40,641	40.37	N/A	N/A

Totals
Share repurchase program	1,721,737		1,721,737
Employee transactions (3)	40,641		N/A
	1,762,378		1,721,737

(1) Includes repurchases of shares under Class A Common Stock repurchase agreements with Athene.
(2) On February 27, 2023, our Board of Directors authorized an increase of $450 million to the existing share repurchase authorization. For more information on common stock repurchases, see Note 20 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Report.
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
3.1
Certificate of Designations with respect to the Series A Preferred Stock of the Company, dated March 10, 2023, incorporated by reference to Exhibit 3.1 of Jackson Financial Inc.’s Current Report on Form 8-K, dated March 10, 2023.

4.1
Deposit Agreement, dated as of March 13, 2023, among the Company, Equiniti Trust Company, as a depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 of Jackson Financial Inc.’s Current Report on Form 8-K, dated March 10, 2023.

4.2
Form of Depository Receipt between Jackson Financial Inc. and Equiniti Trust Company dated as of March 13, 2023, incorporated by reference to Exhibit 4.2 of Jackson Financial Inc.’s Current Report on Form 8-K, dated March 10, 2023.

10.1*†	Notice and 2023 Restricted Share Unit Award Agreement, between Jackson Financial Inc. and Don W. Cummings.
10.2*†
Form of Notice of, and 2023, Restricted Share Unit Award Agreement, between Jackson Financial Inc. and each of Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten, incorporated by reference to Exhibit 10.14 of Jackson National Life Insurance Company’s Pre-Effective Amendment No. 1 to its Registrations Statement under the Securities Act of 1933 on Form S-1, dated April 17, 2023.

10.3*†
Form of Notice of, and 2023, Performance Share Unit Award Agreement, between Jackson Financial Inc. and each of Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten, incorporated by reference to Exhibit 10.15 of Jackson National Life Insurance Company’s Pre-Effective Amendment No. 1 to its Registrations Statement under the Securities Act of 1933 on Form S-1, dated April 17, 2023.

10.4*†
Offer Letter Agreement, dated as of October 19, 2020, by and between Craig D. Smith and PPM America, Inc., incorporated by reference to Exhibit 10.21 of Jackson National Life Insurance Company’s Pre-Effective Amendment No. 1 to its Registrations Statement under the Securities Act of 1933 on Form S-1, dated April 17, 2023.

10.5*†	Uncommitted Money Market Line of Credit Agreement, dated as of April 6, 2023 by and among Jackson Financial Inc., Jackson National Life Insurance Company and SOCIÉTÉ GÉNÉRALE.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: May 9, 2023	By:	/s/ Marcia Wadsten
Marcia Wadsten
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)