Form 10-Q
period 2023-06-30
Jackson Financial Inc.
filed 2023-08-08
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 3, 2023, there were 81,910,831 shares of the registrant’s common stock, $0.01 par value, outstanding. As of August 3, 2023, there were outstanding 22,000,000 depositary shares, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
.
Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2023	2022(1)
Assets	(Unaudited)
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $16 and $23 at June 30, 2023 and December 31, 2022, respectively (amortized cost: 2023 $47,871; 2022 $48,798)	$42,063	$42,489
Debt Securities, at fair value under fair value option	2,210	2,173
Debt Securities, trading, at fair value	101	100
Equity securities, at fair value	267	393
Mortgage loans, net of allowance for credit losses of $162 and $95 at June 30, 2023 and December 31, 2022, respectively	10,303	10,967
Mortgage loans, at fair value under fair value option	509	582
Policy loans (including $3,438 and $3,419 at fair value under the fair value option at June 30, 2023 and December 31, 2022, respectively)	4,381	4,377
Freestanding derivative instruments	946	1,270
Other invested assets	3,503	3,595
Total investments	64,283	65,946
Cash and cash equivalents	2,100	4,298
Accrued investment income	528	514
Deferred acquisition costs	12,599	12,923
Reinsurance recoverable, net of allowance for credit losses of $39 and $15 at June 30, 2023 and December 31, 2022, respectively	27,069	29,046
Reinsurance recoverable on market risk benefits, at fair value	194	221
Market risk benefit assets, at fair value	5,957	4,865
Deferred income taxes, net	681	320
Other assets	850	944
Separate account assets	212,719	195,906
Total assets	$326,980	$314,983
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$12,003	$12,318
Other contract holder funds	56,477	58,190
Market risk benefit liabilities, at fair value	4,463	5,662
Funds withheld payable under reinsurance treaties (including $3,602 and $3,582 at fair value under the fair value option at June 30, 2023 and December 31, 2022, respectively)	21,170	22,957
Long-term debt	2,633	2,635
Repurchase agreements and securities lending payable	1,678	1,048
Collateral payable for derivative instruments	498	689
Freestanding derivative instruments	1,816	2,065
Notes issued by consolidated variable interest entities, at fair value under fair value option (Note 4)	1,996	1,732
Other liabilities	2,104	2,403
Separate account liabilities	212,719	195,906
Total liabilities	317,557	305,605
Commitments, Contingencies, and Guarantees (Note 16)
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; shares issued: 2023 - 22,000; liquidation preference $25,000 per share (See Note 20)	533	—
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 81,910,831 and 82,690,098 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively (See Note 20)	1	1
Additional paid-in capital	5,997	6,063
Treasury stock, at cost; 12,570,175 and 11,784,813 shares at June 30, 2023 and December 31, 2022, respectively	(466)	(443)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(127) and $(66) at June 30, 2023 and December 31, 2022, respectively	(3,365)	(3,378)
Retained earnings	5,952	6,403
Total shareholders' equity	8,652	8,646
Noncontrolling interests	771	732
Total equity	9,423	9,378
Total liabilities and equity	$326,980	$314,983

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.
See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022(1)	2023	2022(1)
Revenues
Fee income	$1,913	$1,934	$3,801	$3,946
Premiums	52	32	77	69
Net investment income:
Net investment income excluding funds withheld assets	420	328	835	758
Net investment income on funds withheld assets	252	364	559	624
Total net investment income	672	692	1,394	1,382
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(2,112)	2,938	(4,838)	1,372
Net gains (losses) on funds withheld reinsurance treaties	(134)	1,077	(807)	2,105
Total net gains (losses) on derivatives and investments	(2,246)	4,015	(5,645)	3,477
Other income	19	21	34	41
Total revenues	410	6,694	(339)	8,915

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	241	274	469	574
(Gain) loss from updating future policy benefits cash flow assumptions, net	10	14	24	29
Market risk benefits (gains) losses, net	(2,570)	1,184	(2,744)	(723)
Interest credited on other contract holder funds, net of deferrals and amortization	295	209	580	406
Interest expense	58	24	101	44
Operating costs and other expenses, net of deferrals	620	543	1,236	1,209
Amortization of deferred acquisition costs	291	307	584	624
Total benefits and expenses	(1,055)	2,555	250	2,163
Pretax income (loss)	1,465	4,139	(589)	6,752
Income tax expense (benefit)	245	845	(313)	1,233
Net income (loss)	1,220	3,294	(276)	5,519
Less: Net income (loss) attributable to noncontrolling interests	3	31	4	62
Net income (loss) attributable to Jackson Financial Inc.	1,217	3,263	(280)	5,457
Less: Dividends on preferred stock	13	—	13	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$1,204	$3,263	$(293)	$5,457

Earnings per share
Basic	$14.58	$37.96	$(3.55)	$62.98
Diluted	$14.21	$36.59	$(3.55)	$60.60

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022(1)	2023	2022(1)

Net income (loss)	$1,220	$3,294	$(276)	$5,519

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment net of tax expense (benefit) of: $(34) and $(390), for the three months ended June 30, 2023 and 2022, respectively, and $58 and $(1,167) for the six months ended June 30, 2023 and 2022, respectively.	(532)	(2,888)	436	(5,714)
Change in unrealized gains (losses) on securities with credit impairment, net of tax expense (benefit) of: $(1) and $2 million for the three months ended June 30, 2023 and 2022, respectively, and $(3) and $6 for the six months ended June 30, 2023 and 2022, respectively.	(1)	8	(9)	22
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit) of $21 and $128 for the three months ended June 30, 2023 and 2022, respectively, and $(11) and $294 for the six months ended June 30, 2023 and 2022, respectively.	75	463	(39)	1,062
Change in non-performance risk on market risk benefits, net of tax expense (benefit) of $(165) and $220 for the three months ended June 30, 2023 and 2022, respectively, and $(105) and $422 for the six months ended June 30, 2023 and 2022, respectively.	(599)	797	(375)	1,531
Total other comprehensive income (loss)	(1,057)	(1,620)	13	(3,099)
Comprehensive income (loss)	163	1,674	(263)	2,420
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	31	4	62
Comprehensive income (loss) attributable to Jackson Financial Inc.	$160	$1,643	$(267)	$2,358

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of March 31, 2023	$533	$1	$6,070	$(510)	$(2,308)	$4,852	$8,638	$829	$9,467

Net income (loss)	—	—	—	—	—	1,217	1,217	3	1,220
Other comprehensive income (loss)	—	—	—	—	(1,057)	—	(1,057)	—	(1,057)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	(61)	(61)
Dividends on preferred stock	—	—	—	—	—	(13)	(13)	—	(13)
Dividends on common stock	—	—	—	—	—	(53)	(53)	—	(53)
Purchase of treasury stock	—	—	—	(94)	—	—	(94)	—	(94)
Share based compensation	—	—	(73)	138	—	(51)	14	—	14
Balances as of June 30, 2023	$533	$1	$5,997	$(466)	$(3,365)	$5,952	$8,652	$771	$9,423

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of March 31, 2022 (1)	$—	$1	$6,081	$(351)	$(119)	$2,582	$8,194	$715	$8,909

Net income (loss)	—	—	—	—	—	3,263	3,263	31	3,294
Other comprehensive income (loss)	—	—	—	—	(1,620)	—	(1,620)	—	(1,620)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	1	1
Dividends on common stock	—	—	—	—	—	(50)	(50)	—	(50)
Purchase of treasury stock	—	—	—	(100)	—	—	(100)	—	(100)
Share based compensation	—	—	(61)	80	—	—	19	—	19
Balances as of June 30, 2022 (1)	$—	$1	$6,020	$(371)	$(1,739)	$5,795	$9,706	$747	$10,453

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2022 (1)	$—	$1	$6,063	$(443)	$(3,378)	$6,403	$8,646	$732	$9,378

Net income (loss)	—	—	—	—	—	(280)	(280)	4	(276)
Other comprehensive income (loss)	—	—	—	—	13	—	13	—	13
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	35	35
Dividends on preferred stock	—	—	—	—	—	(13)	(13)	—	(13)
Dividends on common stock	—	—	—	—	—	(107)	(107)	—	(107)
Purchase of treasury stock	—	—	—	(164)	—	—	(164)	—	(164)
Issuance of preferred stock	533	—	—	—	—	—	533	—	533
Share based compensation	—	—	(66)	141	—	(51)	24	—	24
Balances as of June 30, 2023	$533	$1	$5,997	$(466)	$(3,365)	$5,952	$8,652	$771	$9,423

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2021 (1)	$—	$1	$6,051	$(211)	$1,360	$440	$7,641	$680	$8,321

Net income (loss)	—	—	—	—	—	5,457	5,457	62	5,519
Other comprehensive income (loss)	—	—	—	—	(3,099)	—	(3,099)	—	(3,099)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	5	5
Dividends on common stock	—	—	—	—	—	(102)	(102)	—	(102)
Purchase of treasury stock	—	—	—	(240)	—	—	(240)	—	(240)
Share based compensation	—	—	(31)	80	—	—	49	—	49
Balances as of June 30, 2022(1)	$—	$1	$6,020	$(371)	$(1,739)	$5,795	$9,706	$747	$10,453

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.
See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Six Months Ended June 30,
	2023	2022(1)
Cash flows from operating activities:
Net income (loss)	$(276)	$5,519

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	108	125
Net losses (gains) on derivatives	4,730	(1,497)
Net losses (gains) on funds withheld reinsurance treaties	807	(2,105)
Net (gain) loss on market risk benefits	(2,744)	(723)
(Gain) loss from updating future policy benefits cash flow assumptions, net	24	29
Interest credited on other contract holder funds, gross	580	406
Mortality, expense and surrender charges	(266)	(269)
Amortization of discount and premium on investments	(13)	13
Deferred income tax expense (benefit)	(300)	1,261
Share-based compensation	39	69
Change in:
Accrued investment income	(15)	(2)
Deferred acquisition costs	325	275
Funds withheld, net of reinsurance	177	224
Other assets and liabilities, net	(629)	(1,273)
Net cash provided by (used in) operating activities	2,547	2,052

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	5,125	6,942
Equity securities	180	43
Mortgage loans	1,362	551
Purchases of:
Debt securities	(4,514)	(5,981)
Equity securities	(6)	(25)
Mortgage loans	(657)	(1,039)
Settlements related to derivatives and collateral on investments	(4,659)	2,570
Other investing activities	365	(446)
Net cash provided by (used in) investing activities	(2,804)	2,615

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.

(continued)

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in millions)

	Six Months Ended June 30,
	2023	2022(1)
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$7,349	$10,282
Withdrawals	(14,314)	(12,936)
Net transfers from (to) separate accounts	4,185	2,554
Proceeds from (payments on) repurchase agreements and securities lending	630	(1,557)
Net proceeds from (payments on) debt	(46)	(783)
Net proceeds from issuance of Senior Notes	—	750
Debt issuance costs	—	(7)
Dividends on common stock	(101)	(102)
Dividends on preferred stock	(13)	—
Purchase of treasury stock	(164)	(240)
Issuance of preferred stock	533	—
Other financing activities	—	7
Net cash provided by (used in) financing activities	(1,941)	(2,032)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,198)	2,635

Cash, cash equivalents, and restricted cash at beginning of period	4,301	2,631
Total cash, cash equivalents, and restricted cash at end of period	$2,103	$5,266

Supplemental cash flow information
Income taxes paid (received)	$—	$(2)
Interest paid	$99	$40

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$49	$214
Other invested assets acquired from stock splits and stock distributions	$181	$42

Non-cash financing activities
Non-cash dividend equivalents on stock-based awards	$(6)	$—

Reconciliation to Statement of Financial Position
Cash and cash equivalents	$2,100	$5,258
Restricted cash (included in Other assets)	3	8
Total cash, cash equivalents, and restricted cash	$2,103	$5,266

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Business and Basis of Presentation

Jackson Financial Inc. ("JFI" or “Jackson Financial”) together with its subsidiaries, (the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life. Jackson Financial, domiciled in the state of Delaware in the United States (“U.S.”), was a majority-owned subsidiary of Prudential plc (“Prudential”), London, England, and was the holding company for Prudential’s U.S. operations. As described below under "Other," the Company's demerger from Prudential was completed on September 13, 2021 ("Demerger"), and the Company is a stand-alone U.S. public company. As of June 30, 2023, Prudential has no remaining equity interest in the Company.

Jackson Financial’s primary life insurance subsidiary, Jackson National Life Insurance Company and its insurance subsidiaries (collectively, “Jackson”), is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index and variable annuities), and individual life insurance products, including variable universal life, in all 50 states and the District of Columbia. Jackson also participates in the institutional products market through the issuance of guaranteed investment contracts (“GICs”), funding agreements and medium-term note funding agreements. In addition to Jackson, Jackson Financial’s other operating subsidiaries are as follows:
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
Other wholly-owned subsidiaries of Jackson are as follows:
•Life insurers: Jackson National Life Insurance Company of New York (“Jackson NY” or “JNY”); Squire Reassurance Company LLC (“Squire Re”); Squire Reassurance Company II, Inc. (“Squire Re II”); and VFL International Life Company SPC, LTD;
•Registered broker-dealer: Jackson National Life Distributors LLC (“JNLD”);
•Registered investment adviser: Jackson National Asset Management LLC (“JNAM”), which manages the life insurance companies' separate account funds underlying our variable annuities products, which funds are sub-advised. JNAM manages and oversees those sub-advisers;
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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but not required for interim reporting purposes, has been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023, (the "2022 Annual Report"), as recast in our Current Report on 8-K filed May 10, 2023, to reflect the adoption of the accounting standard discussed in the next paragraph. The condensed consolidated financial information as of December 31, 2022, included herein, has been derived from the audited Consolidated Financial Statements, as so recast.

The Company adopted Accounting Standards Update (“ASU”) 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts” (“LDTI”), effective January 1, 2023, with a transition date of January 1, 2021. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further description of our adoption of LDTI.

Certain accounting policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in the Notes to Consolidated Financial Statements in the Company’s 2022 Annual Report, as recast in our Current Report on Form 8-K filed May 10, 2023. New accounting policies adopted for LDTI are included in Notes 7, 8, 9, 10, 11, and 12 to the Condensed Consolidated Financial Statements in this Form 10-Q.

In the opinion of management, these Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the use of estimates and assumptions about future events that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Significant estimates or assumptions, as further discussed in the notes, include:
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
•Assumptions used in calculating market risk benefits including policyholder behavior, mortality rates, and capital market assumptions; and
•Assumptions impacting the expected term used amortizing deferred acquisition costs, including policyholder behavior and mortality rates.

These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other appropriate factors. As facts and circumstances dictate, these estimates and assumptions may be adjusted. Since future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates, including those resulting from continuing changes in the economic environment, will be reflected in the consolidated financial statements in the periods the estimates are changed.

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

Amounts reported as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 within these Condensed Consolidated Financial Statements are accounted for and presented in accordance with U.S. GAAP reflecting the adoption of LDTI.

LDTI contains four significant changes:

1.Market risk benefits: market risk benefits (“MRBs”), a new term for certain contract features that provide for potential benefits in addition to the account balance that expose the Company to other-than-nominal market risk (for example, guaranteed benefits on annuity contracts, including guaranteed minimum withdrawal benefits and guaranteed minimum death benefits on variable annuities), are measured at fair value. Changes in fair value are recorded and presented separately within the income statement, with the exception of changes in fair value due to non-performance risk, which are recognized in other comprehensive income (loss) (“OCI”);

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

1.the classification of certain benefits as market risk benefits, which were remeasured at fair value as of the transition date. The resulting change in the value of these benefits at the transition date, net of the related deferred tax effect, is recognized in retained earnings, with the exception of the cumulative effect of changes in non-performance risk, net of the related deferred tax effect, which is recognized in AOCI;

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

The following table presents the impact of the adoption of LDTI, as of the transition date, on reserves for future policy benefits and claims payable (in millions):

	Payout	Closed	Closed
	Annuities	Block Life	Block Annuity	Total
Reserves for future policy benefits at December 31, 2020	$1,148	$5,809	$5,328	$12,285
Adjustment for loss contracts under the modified retrospective approach	4	15	18	37
Effect of remeasurement of liability at current discount rate	143	560	997	1,700
Reserves for future policy benefits at January 1, 2021	$1,295	$6,384	$6,343	$14,022
Other future policy benefits and claims payable				2,774
Reserves for future policy benefits and claims payable at January 1, 2021				$16,796

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

The adoption of LDTI resulted in an increase in net income attributable to Jackson Financial of $360 million and $529 million for the three and six months ended June 30, 2022, respectively, and also resulted in an increase in total equity of $223 million for the year ended December 31, 2022.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. New Accounting Standards
The following table presents amounts previously reported in Condensed Consolidated Income Statements as revised (see Note 22- Revision and Reclassifications of Prior Period Financial Statements for further details) for the three and six months ended June 30, 2022, to reflect the effect of the change due to the adoption of LDTI, and the adjusted amounts (in millions):

	As revised		As Adjusted
	Three Months Ended	Effect of	Three Months Ended
	June 30, 2022	Changes	June 30, 2022
Revenues
Total net gains (losses) on derivatives and investments	$3,867	$148	$4,015
Total revenues	6,546	148	6,694

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	923	(649)	274
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	14	14
Market risk benefits (gains) losses, net	—	1,184	1,184
Interest credited on other contract holder funds, net of deferrals and amortization	208	1	209
Amortization of deferred acquisition costs	1,197	(890)	307
Total benefits and expenses	2,895	(340)	2,555
Pretax income (loss)	3,651	488	4,139
Income tax expense (benefit)	717	128	845
Net income (loss)	2,934	360	3,294
Net income (loss) attributable to Jackson Financial Inc.	$2,903	$360	$3,263

Earnings per share
Basic	$33.77	$4.19	$37.96
Diluted	$32.56	$4.03	$36.59

	As revised		As Adjusted
	Six Months Ended	Effect of	Six Months Ended
	June 30, 2022	Changes	June 30, 2022
Revenues
Total net gains (losses) on derivatives and investments	$5,472	$(1,995)	$3,477
Total revenues	10,910	(1,995)	8,915

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	1,504	(930)	574
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	29	29
Market risk benefits (gains) losses, net	—	(723)	(723)
Interest credited on other contract holder funds, net of deferrals and amortization	404	2	406
Amortization of deferred acquisition costs	1,712	(1,088)	624
Total benefits and expenses	4,873	(2,710)	2,163
Pretax income (loss)	6,037	715	6,752
Income tax expense (benefit)	1,047	186	1,233
Net income (loss)	4,990	529	5,519
Net income (loss) attributable to Jackson Financial Inc.	$4,928	$529	$5,457

Earnings per share
Basic	$56.87	$6.11	$62.98
Diluted	$54.72	$5.88	$60.60

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. New Accounting Standards
The following table presents amounts previously reported in Condensed Consolidated Statements of Comprehensive Income (Loss) as revised (see Note 22- Revision and Reclassifications of Prior Period Financial Statements for further details) for the three and six months ended June 30, 2022, to reflect the effect of the change due to the adoption of LDTI, and the adjusted amounts (in millions):

	As Revised		As Adjusted
	Three Months Ended	Effect of	Three Months Ended
	June 30, 2022	Changes	June 30, 2022
Net income (loss)	$2,934	$360	$3,294

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment, net of tax expense (benefit)	(2,791)	(97)	(2,888)
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit)	—	463	463
Change in non-performance risk on market risk benefits, net of tax expense (benefit)	—	797	797
Total other comprehensive income (loss)	(2,783)	1,163	(1,620)
Comprehensive income (loss) attributable to Jackson Financial Inc.	$120	$1,523	$1,643

	As Revised		As adjusted
	Six Months Ended	Effect of	Six Months Ended
	June 30, 2022	Changes	June 30, 2022
Net income (loss)	$4,990	$529	$5,519

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment, net of tax expense (benefit)	(5,488)	(226)	(5,714)
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit)	—	1,062	1,062
Change in non-performance risk on market risk benefits, net of tax expense (benefit)	—	1,531	1,531
Total other comprehensive income (loss)	(5,466)	2,367	(3,099)
Comprehensive income (loss) attributable to Jackson Financial Inc.	$(538)	$2,896	$2,358

The adoption of LDTI did not affect the previously reported as revised (see Note 22- Revision and Reclassifications of Prior Period Financial Statements for further details) totals for net cash flows provided by (used in) operating, investing, or financing activities, but did affect the following components of net cash flows provided by (used in) operating activities:

	As Revised		As Adjusted
	Six Months Ended	Effect of	Six Months Ended
	June 30, 2022	Changes	June 30, 2022
Cash flows from operating activities:
Net income (loss)	$4,990	$529	$5,519
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses (gains) on derivatives	(3,492)	1,995	(1,497)
Net (gain) loss on market risk benefits	—	(723)	(723)
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	29	29
Interest credited on other contract holder funds, gross	404	2	406
Deferred income tax expense (benefit)	1,075	186	1,261
Change in deferred acquisition costs	1,363	(1,088)	275
Change in funds withheld, net of reinsurance	(90)	314	224
Change in other assets and liabilities, net	(29)	(1,244)	(1,273)
Total adjustments	(769)	(529)	(1,298)
Net cash provided by (used in) operating activities	$2,052	$—	$2,052

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

3. Segment Information

The Company has three reportable segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Block. The Company reports certain activities and items that are not included in these reportable segments, including the results of PPM Holdings, Inc., the holding company of PPM, which manages the majority of the Company’s general account investment portfolio, in Corporate and Other. The reportable segments reflect how the Company’s chief operating decision maker views and manages the business. The following is a brief description of the Company’s reportable segments, plus its Corporate and Other segment.

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

The Company’s variable annuities represent an attractive option for retirees and soon-to-be retirees, providing access to equity market appreciation and add-on benefits, including guaranteed lifetime income. A fixed index annuity is designed for investors who desire principal protection with the opportunity to participate in capped upside investment returns linked to a reference market index. The Company also provides access to guaranteed lifetime income as an add-on benefit. A fixed annuity is a guaranteed product designed to build wealth without market exposure, through a crediting rate that is likely to be superior to interest rates offered from banks or money market funds. A RILA offers customers exposure to market returns through market index-linked investment options, subject to a cap, and offers a variety of guarantees designed to modify or limit losses.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
Institutional Products

The Company’s Institutional Products segment consists of traditional Guaranteed Investment Contracts ("GICs"), funding agreements (including agreements issued in conjunction with the Company’s participation in the U.S. Federal Home Loan Bank ("FHLB") program) and medium-term note funding agreements. The Company’s GIC products are marketed to defined contribution pension and profit-sharing retirement plans. Funding agreements are marketed to institutional investors, including corporate cash accounts and securities lending funds, as well as money market funds, and are issued to the FHLB in connection with its program.

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

5.    Income taxes.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
Set forth in the tables below is certain information with respect to the Company’s segments, as described above (in millions, 2022 information recast for the adoption of LDTI):

Three Months Ended June 30, 2023	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,002	$—	$116	$13	$1,131
Premiums	6	—	49	—	55
Net investment income	130	119	175	11	435
Income (loss) on operating derivatives	(12)	(13)	(14)	(4)	(43)
Other income	10	—	6	3	19
Total Operating Revenues	1,136	106	332	23	1,597

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	12	—	154	—	166
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	—	11	—	11
Interest credited on other contract holder funds, net of deferrals and amortization	96	84	115	—	295
Interest expense	32	4	—	22	58
Operating costs and other expenses, net of deferrals	529	1	42	48	620
Amortization of deferred acquisition costs	139	—	3	—	142
Total Operating Benefits and Expenses	808	89	325	70	1,292

Pretax Adjusted Operating Earnings	$328	$17	$7	$(47)	$305

Three Months Ended June 30, 2022	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,034	$—	$119	$14	$1,167
Premiums	—	—	35	—	35
Net investment income	113	72	167	9	361
Income (loss) on operating derivatives	7	(4)	13	8	24
Other income	11	—	9	1	21
Total Operating Revenues	1,165	68	343	32	1,608

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	16	—	194	—	210
(Gain) loss from updating future policy benefits cash flow assumptions, net	1	—	14	—	15
Interest credited on other contract holder funds, net of deferrals and amortization	61	47	101	—	209
Interest expense	6	—	—	18	24
Operating costs and other expenses, net of deferrals	515	2	19	6	542
Amortization of deferred acquisition costs	141	—	3	—	144
Total Operating Benefits and Expenses	740	49	331	24	1,144

Pretax Adjusted Operating Earnings	$425	$19	$12	$8	$464

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Six Months Ended June 30, 2023	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,977	$—	$233	$26	$2,236
Premiums	10	—	72	—	82
Net investment income	266	221	352	33	872
Income (loss) on operating derivatives	(22)	(25)	(24)	(8)	(79)
Other income	19	—	10	5	34
Total Operating Revenues	2,250	196	643	56	3,145

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	(3)	—	317	—	314
(Gain) loss from updating future policy benefits cash flow assumptions, net	(2)	—	27	—	25
Interest credited on other contract holder funds, net of deferrals and amortization	194	160	226	—	580
Interest expense	49	8	—	44	101
Operating costs and other expenses, net of deferrals	1,051	2	81	102	1,236
Amortization of deferred acquisition costs	277	—	5	—	282
Total Operating Benefits and Expenses	1,566	170	656	146	2,538

Pretax Adjusted Operating Earnings	$684	$26	$(13)	$(90)	$607

Six Months Ended June 30, 2022	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$2,142	$—	$240	$30	$2,412
Premiums	3	—	72	—	75
Net investment income	227	136	356	43	762
Income (loss) on operating derivatives	18	(5)	28	18	59
Other income	22	—	17	2	41
Total Operating Revenues	2,412	131	713	93	3,349

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	48	—	419	—	467
(Gain) loss from updating future policy benefits cash flow assumptions, net	(2)	—	32	—	30
Interest credited on other contract holder funds, net of deferrals and amortization	118	86	202	—	406
Interest expense	11	—	—	33	44
Operating costs and other expenses, net of deferrals	1,107	3	51	46	1,207
Amortization of deferred acquisition costs	280	—	6	—	286
Total Operating Benefits and Expenses	1,562	89	710	79	2,440

Pretax Adjusted Operating Earnings	$850	$42	$3	$14	$909

Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income, between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson to its affiliate PPM, which were $19 million and $18 million for the three months ended June 30, 2023 and 2022, respectively, and $37 million and $34 million for the six months ended June 30, 2023 and 2022, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
The following table summarizes the reconciling items from the non-GAAP measure of operating revenues to the U.S. GAAP measure of total revenues attributable to the Company (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total operating revenues	$1,597	$1,608	$3,145	$3,349
Fees attributed to guarantee benefit reserves	781	765	1,561	1,529
Net gains (losses) on derivatives and investments	(2,205)	3,991	(5,567)	3,418
Net investment income (loss) related to noncontrolling interests	3	31	4	62
Consolidated investments	(18)	(65)	(41)	(67)
Net investment income on funds withheld assets	252	364	559	624
Total revenues (1)	$410	$6,694	$(339)	$8,915
(1) Substantially all the Company's revenues originated in the United States. There were no individual customers that exceeded 10% of total revenues.

The following table summarizes the reconciling items from the non-GAAP measure of operating benefits and expenses to the U.S. GAAP measure of total benefits and expenses attributable to the Company (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total operating benefits and expenses	$1,292	$1,144	$2,538	$2,440
Net (gain) loss on market risk benefits	(2,570)	1,184	(2,744)	(723)
Benefits attributed to guaranteed benefit features	74	62	154	106
Amortization of DAC related to non-operating revenues and expenses	149	166	302	339
Other items	—	(1)	—	1
Total benefits and expenses	$(1,055)	$2,555	$250	$2,163

The following table summarizes the reconciling items, from the non-GAAP measure of pretax adjusted operating earnings to the U.S. GAAP measure of net income attributable to the Company (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pretax adjusted operating earnings	$305	$464	$607	$909
Non-operating adjustments income (loss):
Fees attributable to guarantee benefit reserves	781	765	1,561	1,529
Net movement in freestanding derivatives	(1,911)	2,847	(4,423)	1,371
Market risk benefits gains (losses), net	2,570	(1,184)	2,744	723
Net reserve and embedded derivative movements	(194)	—	(383)	(40)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(149)	(166)	(302)	(339)
Total guaranteed benefits and net hedging results	1,097	2,262	(803)	3,244
Net realized investment gains (losses)	(40)	5	(108)	(125)
Net realized investment gains (losses) on funds withheld assets	(134)	1,077	(807)	2,105
Net investment income on funds withheld assets	252	364	559	624
Other items	(18)	(64)	(41)	(67)
Pretax income (loss) attributable to Jackson Financial Inc	1,462	4,108	(593)	6,690
Income tax expense (benefit)	245	845	(313)	1,233
Net income (loss) attributable to Jackson Financial Inc	1,217	3,263	(280)	5,457
Less: Dividends on preferred stock	13	—	13	—
Net income (loss) attributable to Jackson Financial Inc common shareholders	$1,204	$3,263	$(293)	$5,457

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

Debt Securities

The following table sets forth the composition of the fair value of debt securities at June 30, 2023 and December 31, 2022, classified by rating categories as assigned by a nationally recognized statistical rating organization (“NRSRO”), the National Association of Insurance Commissioners (“NAIC”), or if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by an NRSRO when NRSRO ratings are not equivalent and, for purposes of the table, if not otherwise rated by a NRSRO, the NAIC rating of a security is converted to an equivalent NRSRO-style rating. At June 30, 2023 and December 31, 2022, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $492 million and $32 million, respectively.

	Percent of Total Debt Securities Carrying Value
	June 30, 2023	December 31, 2022
Investment Rating
AAA	15.6%	17.9%
AA	10.2%	8.2%
A	30.3%	29.9%
BBB	36.8%	36.4%
Investment grade	92.9%	92.4%
BB	3.6%	3.9%
B and below	3.5%	3.7%
Below investment grade	7.1%	7.6%
Total debt securities	100.0%	100.0%

At June 30, 2023, of the total carrying value of debt securities in an unrealized loss position, 77% were investment grade, 2% were below investment grade and 21% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 21% of the aggregate gross unrealized losses on available-for-sale debt securities.

At December 31, 2022, of the total carrying value of debt securities in an unrealized loss position, 78% were investment grade, 2% were below investment grade and 20% were not rated. Unrealized losses on debt securities that were below investment grade or not rated were approximately 21% of the aggregate gross unrealized losses on available-for-sale debt securities.

Corporate securities in an unrealized loss position were diversified across industries. As of June 30, 2023, the industries accounting for the largest percentage of unrealized losses included utility (16% of corporate gross unrealized losses) and healthcare (10%). The largest unrealized loss related to a single corporate obligor was $53 million at June 30, 2023.

As of December 31, 2022, the industries accounting for the largest percentage of unrealized losses included utility (16% of corporate gross unrealized losses) and healthcare (10%). The largest unrealized loss related to a single corporate obligor was $57 million at December 31, 2022.

At June 30, 2023 and December 31, 2022, the amortized cost, allowance for credit loss ("ACL"), gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
June 30, 2023	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$5,630	$—	$—	$961	$4,669
Other government securities	1,685	3	1	221	1,462
Public utilities	5,974	—	26	669	5,331
Corporate securities	29,423	7	68	3,387	26,097
Residential mortgage-backed	456	6	12	52	410
Commercial mortgage-backed	1,676	—	—	185	1,491
Other asset-backed securities	5,338	—	12	436	4,914
Total debt securities	$50,182	$16	$119	$5,911	$44,374

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2022	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$6,192	$—	$1	$1,008	$5,185
Other government securities	1,719	2	1	251	1,467
Public utilities	5,893	—	27	695	5,225
Corporate securities	28,803	15	59	3,701	25,146
Residential mortgage-backed	510	6	19	59	464
Commercial mortgage-backed	1,821	—	—	183	1,638
Other asset-backed securities	6,133	—	8	504	5,637
Total debt securities	$51,071	$23	$115	$6,401	$44,762

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at June 30, 2023, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$1,971	$1	$—	$11	$1,959
Due after 1 year through 5 years	10,622	2	5	482	10,143
Due after 5 years through 10 years	13,542	4	35	1,409	12,164
Due after 10 years through 20 years	9,076	3	49	1,517	7,605
Due after 20 years	7,501	—	6	1,819	5,688
Residential mortgage-backed	456	6	12	52	410
Commercial mortgage-backed	1,676	—	—	185	1,491
Other asset-backed securities	5,338	—	12	436	4,914
Total	$50,182	$16	$119	$5,911	$44,374
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

As required by law in various states in which business is conducted, securities with a carrying value of $93 million and $90 million at June 30, 2023 and December 31, 2022, respectively, were on deposit with regulatory authorities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans, as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
June 30, 2023	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$192	$3	$1	$25	$165
Alt-A	63	3	6	12	54
Subprime	14	—	5	—	19
Total non-agency RMBS	$269	$6	$12	$37	$238

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2022	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$206	$4	$2	$30	$174
Alt-A	84	2	7	10	79
Subprime	27	—	10	1	36
Total non-agency RMBS	$317	$6	$19	$41	$289

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	June 30, 2023			December 31, 2022
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$91	$2,106	26	$339	$2,815	40
Other government securities	27	570	73	174	1,258	143
Public utilities	74	1,245	139	508	4,279	490
Corporate securities	263	6,281	902	2,087	17,068	2,323
Residential mortgage-backed	6	125	84	43	279	196
Commercial mortgage-backed	13	225	29	138	1,421	177
Other asset-backed securities	47	1,161	89	282	3,485	417
Total temporarily impaired securities	$521	$11,713	1,342	$3,571	$30,605	3,786

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$870	$2,116	17	$669	$1,386	6
Other government securities	194	884	133	77	177	23
Public utilities	595	3,649	437	187	520	87
Corporate securities	3,124	15,933	2,011	1,614	4,601	644
Residential mortgage-backed	46	212	206	16	81	94
Commercial mortgage-backed	172	1,246	179	45	192	31
Other asset-backed securities	389	3,447	448	222	1,551	171
Total temporarily impaired securities	$5,390	$27,487	3,431	$2,830	$8,508	1,056

	Total			Total
	Gross			Gross
	Unrealized	Fair	# of	Unrealized	Fair	# of
	Losses	Value	securities (1)	Losses	Value	securities (1)
U.S. government securities	$961	$4,222	41	$1,008	$4,201	42
Other government securities	221	1,454	165	251	1,435	162
Public utilities	669	4,894	575	695	4,799	562
Corporate securities	3,387	22,214	2,737	3,701	21,669	2,806
Residential mortgage-backed	52	337	289	59	360	290
Commercial mortgage-backed	185	1,471	202	183	1,613	206
Other asset-backed securities	436	4,608	526	504	5,036	577
Total temporarily impaired securities	$5,911	$39,200	4,535	$6,401	$39,113	4,645
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of June 30, 2023 did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As of June 30, 2023, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. The Company performed a detailed analysis of the financial performance of the underlying issues in an unrealized loss position and determined that recovery of the entire amortized cost of each impaired security is expected. In addition, mortgage-backed and asset-backed securities were assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities, and prepayment rates. The Company estimated losses for a security by forecasting performance in the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. The forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, and other independent market data. Based upon this assessment of the expected credit losses of the security given the performance of the underlying collateral compared to subordination or other credit enhancement, the Company expects to recover the entire amortized cost of each impaired security.

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest of nil was written off during the three and six months ended June 30, 2023 and 2022.

The roll-forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

Three Months Ended June 30, 2023	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at April 1, 2023	$—	$3	$—	$21	$5	$—	$—	$29
Additions for which credit loss was not previously recorded	—	—	—	1	—	—	—	1
Changes for securities with previously recorded credit loss	—	—	—	(1)	2	—	—	1
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	(14)	(1)	—	—	(15)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at June 30, 2023 (2)	$—	$3	$—	$7	$6	$—	$—	$16

Three Months Ended June 30, 2022	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at April 1, 2022	$—	$6	$—	$22	$2	$—	$2	$32
Additions for which credit loss was not previously recorded	—	—	1	3	2	—	—	6
Changes for securities with previously recorded credit loss	—	—	—	5	3	—	(2)	6
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	(1)	—	—	(1)
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at June 30, 2022 (2)	$—	$6	$1	$30	$6	$—	$—	$43

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

Six Months Ended June 30, 2023	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2023	$—	$2	$—	$15	$6	$—	$—	$23
Additions for which credit loss was not previously recorded	—	—	—	33	—	—	—	33
Changes for securities with previously recorded credit loss	—	1	—	(1)	2	—	—	2
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	(23)	(2)	—	—	(25)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	(17)	—	—	—	(17)
Balance at June 30, 2023 (2)	$—	$3	$—	$7	$6	$—	$—	$16

Six Months Ended June 30, 2022	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2022	$—	$—	$—	$—	$2	$—	$7	$9
Additions for which credit loss was not previously recorded	—	6	1	30	2	—	—	39
Changes for securities with previously recorded credit loss	—	—	—	5	3	—	(7)	1
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	(1)	—	—	(1)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	(5)	—	—	—	(5)
Balance at June 30, 2022 (2)	$—	$6	$1	$30	$6	$—	$—	$43

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $429 million and $382 million as of June 30, 2023 and 2022, respectively, and was excluded from the determination of credit losses for the three and six months ended June 30, 2023 and 2022.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Debt securities (1)	$338	$213	$720	$486
Equity securities	9	6	(1)	7
Mortgage loans	78	68	154	141
Policy loans	16	17	33	34
Limited partnerships	(38)	50	(1)	158
Other investment income	22	10	50	11
Total investment income excluding funds withheld assets	425	364	955	837
Investment expenses	(5)	(36)	(120)	(79)
Net investment income excluding funds withheld assets	420	328	835	758
Net investment income on funds withheld assets (see Note 8)	252	364	559	624
Net investment income	$672	$692	$1,394	$1,382
(1) Includes unrealized gains (losses) on trading securities and includes $(35) million and $(8) million for the three and six months ended June 30, 2023, respectively, and $(95) million and $(85) million for the three and six months ended June 30, 2022, respectively, related to the change in fair value for securities carried under the fair value option.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $(8) million and $(13) million, for the three months ended June 30, 2023 and 2022, respectively, and $(22) million and $(31) million, for the six months ended June 30, 2023 and 2022, respectively.

Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Available-for-sale securities
Realized gains on sale	$2	$5	$6	$29
Realized losses on sale	(18)	(63)	(43)	(241)
Credit loss income (expense)	—	1	(11)	1
Credit loss income (expense) on mortgage loans	(13)	(9)	(60)	3
Other (1)	(11)	71	—	83
Net gains (losses) excluding derivatives and funds withheld assets	(40)	5	(108)	(125)
Net gains (losses) on derivative instruments (see Note 5)	(2,072)	2,933	(4,730)	1,497
Net gains (losses) on derivatives and investments	(2,112)	2,938	(4,838)	1,372

Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	(134)	1,077	(807)	2,105
Total net gains (losses) on derivatives and investments	$(2,246)	$4,015	$(5,645)	$3,477

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The aggregate fair value of securities sold at a loss for the three and six months ended June 30, 2023 was $356 million and $2,153 million, which was approximately 93% and 96% of book value, respectively. The aggregate fair value of securities sold at a loss for the three and six months ended June 30, 2022 was $506 million and $2,898 million, which was approximately 93% and 92% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $1.3 billion and $3.3 billion during the three and six months ended June 30, 2023, respectively, and $0.8 billion and $4.9 billion during the three and six months ended June 30, 2022, respectively.

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

Private Equity Funds III – VIII are limited partnership structures that invest the ownership capital in portfolios of various other limited partnership structures. The Company concluded that the Private Equity Funds are VIEs and that the Company is the primary beneficiary as it has the power to direct the most significant activities affecting the performance of the funds as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the funds. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments. The Company intends to divest its investment in certain private equity funds. While there are multiple scenarios for how the divestiture may be completed, it is probable that the divestiture will result in a loss due to the illiquidity discount that market participants require. The Company estimates that the loss will approximate $50 million and has recognized this amount in Net Investment Income as of June 30, 2023.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Asset and liability information for the consolidated VIEs included on the Condensed Consolidated Balance Sheets are as follows (in millions):

	June 30, 2023	December 31, 2022
Assets
Debt securities, at fair value under fair value option	$2,049	$2,014
Debt securities, trading	101	100
Equity securities	92	127
Other invested assets	1,507	1,507
Cash and cash equivalents	102	75
Other assets	43	19
Total assets	$3,894	$3,842

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$1,996	$1,732
Other liabilities	114	343
Total other liabilities	2,110	2,075
Securities lending payable	4	4
Total liabilities	$2,114	$2,079

Equity
Noncontrolling interests	$771	$732

Unconsolidated VIEs

The Company invests in certain limited partnerships ("LPs") and limited liability companies ("LLCs") that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs as it does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. In addition, the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities. Therefore, the Company does not consolidate these VIEs and the carrying amounts of the Company’s investments in these LPs and LLCs are recognized in other invested assets on the Condensed Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 16 of the Notes to Condensed Consolidated Financial Statements. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to the LPs/LLCs, which was $3,016 million and $3,285 million as of June 30, 2023 and December 31, 2022, respectively. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

The Company invests in certain mutual funds that it has concluded are VIEs. Based on the analysis of these entities, the Company is not the primary beneficiary of the VIEs. Mutual funds for which the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities are recognized in equity securities on the Condensed Consolidated Balance Sheets and were $19 million and $28 million as of June 30, 2023 and December 31, 2022, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Commercial and Residential Mortgage Loans

Commercial mortgage loans of $9.7 billion and $10.2 billion at June 30, 2023 and December 31, 2022, respectively, are reported net of an allowance for credit losses of $154 million and $91 million at each date, respectively. At June 30, 2023, commercial mortgage loans were collateralized by properties located in 37 states, the District of Columbia, and Europe. Accrued interest receivable on commercial mortgage loans was $37 million and $39 million at June 30, 2023 and December 31, 2022, respectively.

Residential mortgage loans of $1.1 billion and $1.3 billion at June 30, 2023 and December 31, 2022, respectively, are reported net of an allowance for credit losses of $8 million and $4 million at each date, respectively. Loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe. Accrued interest receivable on residential mortgage loans was $7 million and $9 million at June 30, 2023 and December 31, 2022, respectively.

Mortgage Loan Concessions

In response to the generally adverse economic impact of the COVID-19 pandemic, the Company granted concessions to certain of its commercial mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act of 2021, and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) not to account for or report qualifying concessions as troubled debt restructurings and does not classify such loans as past due during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. For some commercial mortgage loan borrowers (principally in the hotel and retail sectors), the Company granted concessions that were primarily interest and/or principal payment deferrals generally ranging from 6 to 14 months and, to a much lesser extent, maturity date extensions. Repayment periods are generally within one year but may extend until maturity date. Deferred commercial mortgage loan interest and principal payments were $9 million at June 30, 2023. The concessions granted had no impact on the Company’s results of operations or financial position as the Company has not granted concessions that would have been disclosed and accounted for as troubled debt restructurings.

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

Mortgage loans on real estate deemed uncollectible are charged against the ACL, and subsequent recoveries, if any, are credited to the ACL, limited to the aggregate of amounts previously charged-off and expected to be charged-off. Mortgage loans on real estate are presented net of the ACL on the Condensed Consolidated Balance Sheets.

The following table provides the change in the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended June 30, 2023	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at April 1, 2023	$20	$19	$67	$22	$11	$7	$146
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	(2)	(12)	24	4	1	1	16
Balance at June 30, 2023 (1) (2)	$18	$7	$91	$26	$12	$8	$162

Three Months Ended June 30, 2022	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at April 1, 2022	$21	$9	$22	$14	$12	$6	$84
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	—	9	(6)	(1)	(3)	(3)	(4)
Balance at June 30, 2022 (1) (2)	$21	$18	$16	$13	$9	$3	$80

Six Months Ended June 30, 2023	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2023	$18	$20	$15	$22	$16	$4	$95
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	—	(13)	76	4	(4)	4	67
Balance at June 30, 2023 (1) (2)	$18	$7	$91	$26	$12	$8	$162

Six Months Ended June 30, 2022	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2022	$19	$9	$28	$17	$12	$9	$94
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	2	9	(12)	(4)	(3)	(6)	(14)
Balance at June 30, 2022 (1) (2)	$21	$18	$16	$13	$9	$3	$80

(1) Accrued interest receivable totaled $44 million and $44 million as of June 30, 2023 and 2022, respectively, and was excluded from the determination of credit losses.
(2) Accrued interest amounting to $2 million and nil were written off as of June 30, 2023 and 2022, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.
At June 30, 2023, there was $13 million of recorded investment, $14 million of unpaid principal balance, no related loan allowance, $15 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

At December 31, 2022, there was $15 million of recorded investment, $16 million of unpaid principal balance, no related loan allowance, $18 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

The following tables provide information about the credit quality with vintage year and category of mortgage loans (in millions):

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$406	$776	$1,012	$796	$1,370	$4,633	$4	$8,997	93%
70% - 80%	—	163	220	—	13	61	—	457	5%
80% - 100%	—	—	151	27	—	44	—	222	2%
Greater than 100%	—	—	—	—	24	—	—	24	—%
Total commercial mortgage loans	406	939	1,383	823	1,407	4,738	4	9,700	100%

Debt service coverage ratios:
Greater than 1.20x	360	672	891	753	1,331	4,499	4	8,510	88%
1.00x - 1.20x	46	258	341	70	31	151	—	897	9%
Less than 1.00x	—	9	151	—	45	88	—	293	3%
Total commercial mortgage loans	406	939	1,383	823	1,407	4,738	4	9,700	100%

Residential mortgage loans
Performing	104	246	238	41	31	382	—	1,042	94%
Nonperforming	—	17	9	7	4	33	—	70	6%
Total residential mortgage loans	104	263	247	48	35	415	—	1,112	100%

Total mortgage loans	$510	$1,202	$1,630	$871	$1,442	$5,153	$4	$10,812	100%

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$771	$1,266	$1,171	$1,473	$1,480	$3,421	$4	$9,586	94%
70% - 80%	125	190	32	13	5	59	—	424	4%
80% - 100%	—	152	—	—	5	40	—	197	2%
Greater than 100%	—	—	—	25	—	9	—	34	—%
Total commercial mortgage loans	896	1,608	1,203	1,511	1,490	3,529	4	10,241	100%

Debt service coverage ratios:
Greater than 1.20x	694	1,092	955	1,387	1,324	3,211	4	8,667	85%
1.00x - 1.20x	202	372	106	83	34	172	—	969	9%
Less than 1.00x	—	144	142	41	132	146	—	605	6%
Total commercial mortgage loans	896	1,608	1,203	1,511	1,490	3,529	4	10,241	100%

Residential mortgage loans
Performing	413	308	49	37	14	409	—	1,230	94%
Nonperforming	6	11	8	6	7	40	—	78	6%
Total residential mortgage loans	419	319	57	43	21	449	—	1,308	100%

Total mortgage loans	$1,315	$1,927	$1,260	$1,554	$1,511	$3,978	$4	$11,549	100%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

	June 30, 2023
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,278	$—	$—	$—	$3,278
Hotel	933	—	—	—	933
Office	1,497	—	—	—	1,497
Retail	2,080	—	—	—	2,080
Warehouse	1,912	—	—	—	1,912
Total commercial	9,700	—	—	—	9,700
Residential (2)	1,042	—	57	13	1,112
Total	$10,742	$—	$57	$13	$10,812

	December 31, 2022
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,558	$—	$—	$—	$3,558
Hotel	1,015	—	—	—	1,015
Office	1,795	—	—	—	1,795
Retail	2,085	—	—	—	2,085
Warehouse	1,788	—	—	—	1,788
Total commercial	10,241	—	—	—	10,241
Residential (2)	1,230	—	63	15	1,308
Total	$11,471	$—	$63	$15	$11,549
(1)     At June 30, 2023 and December 31, 2022, includes mezzanine and bridge loans of $377 million and $410 million in the Apartment category, $29 million and $41 million in the Hotel category, $171 million and $236 million in the Office category, $31 million and $43 million in the Retail category, and $253 million and $140 million in the Warehouse category, respectively.
(2)    At June 30, 2023 and December 31, 2022, includes $28 million and $41 million of loans purchased when the loans were greater than 90 days delinquent and $9 million and $12 million of loans in process of foreclosure, and are supported with insurance or other guarantees provided by various governmental programs, respectively.

As of June 30, 2023 and December 31, 2022, there were no commercial mortgage loans involved in troubled debt restructuring, and stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $3 million and $3 million, respectively.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At both June 30, 2023 and December 31, 2022, $3.4 billion of these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At both June 30, 2023 and December 31, 2022, the Company had $1.0 billion of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Other Invested Assets

Other invested assets primarily include investments in Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock, limited partnerships (“LPs”), and real estate. FHLBI capital stock is carried at cost and adjusted for any impairment. At both June 30, 2023 and December 31, 2022, FHLB capital stock had carrying value of $146 million, respectively. Real estate is carried at the lower of depreciated cost or fair value. At June 30, 2023 and December 31, 2022, real estate totaling $234 million and $237 million, respectively, included foreclosed properties with a book value of $1 million and nil at June 30, 2023 and December 31, 2022, respectively. Carrying values for LP investments are generally determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At June 30, 2023 and December 31, 2022, investments in LPs had carrying values of $3,123 million and $3,212 million, respectively.

Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of June 30, 2023 and December 31, 2022, the estimated fair value of loaned securities was $51 million and $35 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At June 30, 2023 and December 31, 2022, cash collateral received in the amount of $52 million and $36 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Condensed Consolidated Balance Sheets. Short-term borrowings under such agreements averaged $1,051 million and $271 million with weighted average interest rates of 4.71% and 0.19% for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, the outstanding repurchase agreement balance was $1,626 million and $1,012 million, respectively, collateralized with U.S. Treasury notes and corporate securities maturing within 30 days, and was included within repurchase agreements and securities lending payable in the Condensed Consolidated Balance Sheets. In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $17 million and $25 million for the three and six months ended June 30, 2023, respectively, and nil for both the three and six months ended June 30, 2022, respectively. The highest level of short-term borrowings at any month end was $1,626 million and $584 million for the six months ended June 30, 2023 and 2022, respectively.

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

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions, 2022 information recast for the adoption of LDTI):

	June 30, 2023
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,854	$108	$143	$(35)
Equity index call options	12,000	486	—	486
Equity index futures (2)	14,377	—	—	—
Equity index put options	41,500	283	—	283
Interest rate swaps	7,728	5	241	(236)
Put-swaptions	19,500	—	1,362	(1,362)
Interest rate futures (2)	37,339	—	—	—
Total return swaps	1,460	—	40	(40)
Total freestanding derivatives	135,758	882	1,786	(904)
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	970	(970)
Registered index linked annuity embedded derivatives (3)	N/A	—	639	(639)
Total embedded derivatives	N/A	—	1,609	(1,609)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	20	1	19
Cross-currency forwards	1,401	44	29	15
Funds withheld embedded derivative (4)	N/A	2,901	—	2,901
Total derivatives related to funds withheld under reinsurance treaties	1,559	2,965	30	2,935
Total	$137,317	$3,847	$3,425	$422

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$—	$(50)	$(26)	$(82)
Equity index call options	256	(642)	92	(1,231)
Equity index futures	(822)	3,618	(2,707)	4,241
Equity index put options	(645)	822	(1,407)	507
Interest rate swaps	(118)	(150)	(52)	(411)
Interest rate swaps - cleared	(26)	(49)	(10)	(137)
Put-swaptions	(400)	(686)	173	(1,154)
Interest rate futures	(95)	(2)	(401)	(312)
Total return swaps	(102)	8	(163)	8
Fixed index annuity embedded derivatives	(2)	4	(4)	5
Registered index linked annuity embedded derivatives	(118)	60	(225)	63
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	(2,072)	2,933	(4,730)	1,497
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	(3)	12	(2)	15
Cross-currency forwards	(11)	51	(21)	69
Funds withheld embedded derivative	113	1,347	(257)	2,628
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	99	1,410	(280)	2,712
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$(1,973)	$4,343	$(5,010)	$4,209

All the Company’s trade agreements for freestanding, over-the-counter derivatives, contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit. At June 30, 2023 and December 31, 2022, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $581 million and $885 million, respectively, and held collateral was $519 million and $858 million, respectively, related to these agreements. At June 30, 2023 and December 31, 2022, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $1,451 million and $1,680 million, respectively, and provided collateral was $1,652 million and $1,650 million, respectively, related to these agreements. If all the downgrade provisions had been triggered at June 30, 2023 and December 31, 2022, in aggregate, the Company would have had to disburse nil and $30 million, respectively, and would have been allowed to claim $263 million and $27 million, respectively.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	June 30, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative
assets	$946	$—	$946	$365	$477	$20	$84
Financial Liabilities:
Freestanding derivative
liabilities	$1,816	$—	$1,816	$365	$1	$1,439	$11
Securities loaned	52	—	52	—	52	—	—
Repurchase agreements	1,626	—	1,626	—	—	1,626	—
Total financial liabilities	$3,494	$—	$3,494	$365	$53	$3,065	$11

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

In the above tables, the amounts of assets or liabilities presented in the Company’s Condensed Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative liabilities of $1,609 million and $1,136 million as of June 30, 2023 and December 31, 2022, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative asset (liability) of $2,901 million and $3,158 million at June 30, 2023 and December 31, 2022.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
6. Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions, 2022 information recast for the adoption of LDTI):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$44,374	$44,374	$44,762	$44,762
Equity securities	267	267	393	393
Mortgage loans (1)	10,812	10,150	11,549	10,841
Limited partnerships	3,123	3,123	3,212	3,212
Policy loans (1)	4,381	4,381	4,377	4,377
Freestanding derivative instruments	946	946	1,270	1,270
FHLBI capital stock	146	146	146	146
Cash and cash equivalents	2,100	2,100	4,298	4,298
Reinsurance recoverable on market risk benefits	194	194	221	221
Market risk benefit assets	5,957	5,957	4,865	4,865
Separate account assets	212,719	212,719	195,906	195,906

Liabilities
Annuity reserves (2)	35,886	30,780	37,357	32,377
Market risk benefit liabilities	4,463	4,463	5,662	5,662
Reserves for guaranteed investment contracts (3)	865	819	1,128	1,099
Trust instruments supported by funding agreements (3)	5,917	5,607	5,887	5,760
FHLB funding agreements (3)	2,105	1,914	2,004	2,104
Funds withheld payable under reinsurance treaties (1)	21,170	21,170	22,957	22,957
Long-term debt	2,633	2,356	2,635	2,344
Securities lending payable	52	52	36	36
Freestanding derivative instruments	1,816	1,816	2,065	2,065
Notes issued by consolidated VIEs	1,996	1,996	1,732	1,732
Repurchase agreements	1,626	1,626	1,012	1,012
Separate account liabilities	212,719	212,719	195,906	195,906
(1) Includes items carried at fair value under the fair value option and trading securities included as a component of debt securities.
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

Internally derived estimates may be used to develop a fair value for securities for which the Company is unable to obtain either a reliable price from an independent pricing service or a suitable broker-dealer quote. These fair value estimates may incorporate Level 2 and Level 3 inputs, as defined below, and are generally derived using expected future cash flows, discounted at market interest rates available from market sources based on the credit quality and duration of the instrument. For securities that may not be reliably priced using these internally developed pricing models, a fair value may be estimated using indicative market prices. These prices are indicative of an exit price, but the assumptions used to establish the fair value may not be observable or corroborated by market observable information and, therefore, represent Level 3 inputs.

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

For those securities that were internally valued at June 30, 2023 and December 31, 2022, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, is generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally, are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at June 30, 2023 and December 31, 2022. As a result of using the net asset value per share practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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

Policy Loans

Policy loans are funds provided to policyholders in return for a claim on the policies values and function like demand deposits, which are redeemable upon repayment, death or surrender, and there is only one market price at which the transaction could be settled – the then current carrying value. The funds provided are limited to the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The reinsurance related component of policy loans at fair value under the fair value option have been classified as Level 3 within the fair value hierarchy.

Freestanding Derivative Instruments

Freestanding derivative instruments are reported at fair value, which reflects the estimated amounts, net of payment accruals, that the Company would receive or pay upon sale or termination of the contracts at the reporting date. Changes in fair value are included in net gains (losses) on derivatives and investments. Freestanding derivatives priced using third-party pricing services incorporate inputs that are predominantly observable in the market. Inputs used to value derivatives include interest rate swap curves, credit spreads, interest rates, counterparty credit risk, equity volatility and equity index levels.

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

Funds Withheld Payable Under Reinsurance Treaties

The funds withheld payable under reinsurance treaties includes both the funds withheld payable that are held at fair value under the fair value option and the funds withheld embedded derivative. The fair value of the funds withheld payable that are held at fair value under the fair value option is equal to the fair value of the assets held as collateral, which primarily consists of policy loans using industry standard valuation techniques. The funds withheld embedded derivative is determined based upon a total return swap technique referencing the fair value of the investments held under the reinsurance contract and requires certain significant unobservable inputs. The funds withheld payable that are held at fair value under the fair value option and the funds withheld embedded derivative are both considered Level 3 in the fair value hierarchy.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Separate Account Assets

Separate account assets are comprised of investments in mutual funds that transact regularly, but do not trade in active markets as they are not publicly available, and are categorized as Level 2 assets.

Market Risk Benefits

Variable Annuities

Variable annuity contracts issued by the Company may include various guaranteed minimum death, withdrawal, income and accumulation benefits, which are classified as MRBs and measured at fair value. The Company discontinued offering guaranteed minimum interest benefits (“GMIB”) in 2009 and guaranteed minimum accumulation benefits (“GMAB”) in 2011.

Our MRB assets and MRB liabilities are reported separately on our Condensed Consolidated Balance Sheets. Increases to an asset or decreases to a liability are described as favorable changes to fair value. Changes in fair value are reported in Market risk benefits (gains) losses, net on the Condensed Consolidated Income Statements. However, the change in fair value related to our own non-performance risk is recognized as a component of other comprehensive income ("OCI") and is reported in Change in non-performance on market risk benefits, net of tax expense (benefit) on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

The Company has ceded the guaranteed minimum income benefit (“GMIB”) features elected on certain annuity contracts to an unrelated party. The GMIBs ceded under this reinsurance treaty are classified as a MRB in their entirety. The reinsurance contract is measured at fair value and reported in Reinsurance recoverable on market risk benefits. Changes in fair value are recorded in Market risk benefits (gains) losses, net. Due to the inability to economically reinsure or hedge new issues of the GMIB, the Company discontinued offering the benefit in 2009.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
At each valuation date, the fair value calculation reflects expected returns based on constant maturity treasury rates as of that date to determine the value of expected future cash flows produced in a stochastic process. Volatility assumptions are based on a weighting of available market data for implied market volatility for durations up to 10 years, grading to a historical volatility level by year 15, where such long-term historical volatility levels contain an explicit risk margin. Non-performance risk is incorporated into the calculation through the adjustment of the risk-free rate curve based on credit spreads for debt and debt-like instruments issued by the Company or its insurance operating subsidiaries, adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries. Risk margins are also incorporated into the model assumptions, particularly for policyholder behavior. Estimates of future policyholder behavior are subjective and are based primarily on the Company’s experience.

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

Fair Value Option

The Company elected the fair value option for debt securities related to certain consolidated investments totaling $2,049 million and $2,014 million at June 30, 2023 and December 31, 2022, respectively. These debt securities are reflected on the Company’s Condensed Consolidated Balance Sheets as debt securities, at fair value under the fair value option.

The Company has elected the fair value option for certain funds withheld assets, which are held as collateral for reinsurance, totaling $4,108 million and $4,160 million at June 30, 2023 and December 31, 2022, respectively, as discussed above, and includes mortgage loans as discussed below.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

	June 30,	December 31,
	2023	2022
Fair value	$509	$582
Aggregate contractual principal	519	591

As of June 30, 2023, no loans in good standing for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

The Company elected the fair value option for notes issued by consolidated VIEs totaling $1,996 million and $1,732 million at June 30, 2023 and December 31, 2022, respectively.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions, 2022 information recast for the adoption of LDTI):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$4,669	$4,669	$—	$—
Other government securities	1,462	—	1,462	—
Public utilities	5,331	—	5,331	—
Corporate securities	26,097	—	26,076	21
Residential mortgage-backed	410	—	410	—
Commercial mortgage-backed	1,491	—	1,491	—
Other asset-backed securities	4,914	—	4,914	—
Equity securities	267	6	175	86
Mortgage loans	509	—	—	509
Limited partnerships (1)	545	—	123	422
Policy loans	3,438	—	—	3,438
Freestanding derivative instruments	946	—	946	—
Cash and cash equivalents	2,100	2,100	—	—
Reinsurance recoverable on market risk benefits	194	—	—	194
Market risk benefit assets	5,957	—	—	5,957
Separate account assets	212,719	—	212,719	—
Total	$271,049	$6,775	$253,647	$10,627

Liabilities
Embedded derivative liabilities (2)	$1,609	$—	$1,609	$—
Funds withheld payable under reinsurance treaties (3)	701	—	—	701
Freestanding derivative instruments	1,816	—	1,816	—
Notes issued by consolidated VIEs	1,996	—	1,996	—
Market risk benefit liabilities	4,463	—	—	4,463
Total	$10,585	$—	$5,421	$5,164

(1) Excludes $2,578 million of limited partnership investments measured at NAV.

(2) Includes the embedded derivative liabilities of $639 million related to RILA and $970 million liability of fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $2,901 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions, 2022 information recast for the adoption of LDTI):

	June 30, 2023
Assets	Total	Internal	External
Debt securities:
Corporate	$21	$—	$21
Equity securities	86	—	86
Mortgage loans	509	—	509
Limited partnerships	422	1	421
Policy loans	3,438	3,438	—
Reinsurance recoverable on market risk benefits	194	194	—
Market risk benefit assets	5,957	5,957	—
Total	$10,627	$9,590	$1,037

Liabilities
Funds withheld payable under reinsurance treaties (1)	701	701	—
Market risk benefit liabilities	4,463	4,463	—
Total	$5,164	$5,164	$—

(1) Includes the Athene embedded derivative asset of $2,901 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on internally-priced Level 3 assets and liabilities that use significant unobservable inputs (in millions, 2022 information recast for the adoption of LDTI):

As of June 30, 2023
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$194	Discounted cash flow	Mortality(1)	0.01% - 23.33%	Decrease
			Lapse(2)	2.97% - 8.10%	Decrease
			Utilization(3)	0.00% - 20.00%	Increase
			Withdrawal(4)	47.50% - 52.50%	Increase
			Non-performance risk(5)	0.50% - 1.87%	Decrease
			Long-term Equity Volatility(6)	18.50%	Increase

Market risk benefit assets	$5,957	Discounted cash flow	Mortality(1)	0.01% - 23.33%	Decrease
			Lapse(2)	0.05% - 41.28%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	11.25% - 100.00%	Increase
			Non-performance risk(5)	1.63% - 2.46%	Decrease
			Long-term Equity Volatility(6)	18.50%	Increase

Liabilities
Market risk benefit liabilities	$4,463	Discounted cash flow	Mortality(1)	0.01% - 23.33%	Decrease
			Lapse(2)	0.05% - 41.28%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	11.25% - 100.00%	Increase
			Non-performance risk(5)	1.63% - 2.46%	Decrease
			Long-term Equity Volatility(6)	18.50%	Increase

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

At June 30, 2023 and December 31, 2022, securities of $1 million and $9 million are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy, respectively. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

Policy loans that support funds withheld reinsurance agreements that are held at fair value under the fair value option on the Company’s Condensed Consolidated Balance Sheets are excluded from the tables above. These policy loans do not have a stated maturity and the balances, plus accrued investment income, are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans, which includes accrued investment income, approximates fair value and is classified as Level 3 within the fair value hierarchy.

The fair value of funds withheld payable under the Reassure America Life Insurance Company ("REALIC") reinsurance treaties, is determined based upon the fair value of the funds withheld investments held by the Company and is excluded from the tables above. The funds withheld payable under the Athene reinsurance treaty includes the Athene embedded derivative which is measured at fair value. The valuation of the embedded derivative utilizes a total return swap technique that incorporates the fair value of the invested assets supporting the reinsurance agreement as a component of the valuation. As a result, these valuations for the funds withheld payable under the REALIC reinsurance treaties and the Athene embedded derivative require certain significant inputs that are generally not observable and, accordingly, the valuation is considered Level 3 in the fair value hierarchy.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The tables below, 2022 information recast for the adoption of LDTI, provide roll-forwards for the three and six months ended June 30, 2023 and 2022 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		April 1,	Income	Comprehensive	and	(out of)	June 30,
Three Months Ended June 30, 2023		2023	(Loss)	Income (Loss)	Settlements	Level 3	2023
Assets
	Debt securities
	Corporate securities	$26	$(9)	$1	$(1)	$4	$21
	Equity securities	111	(25)	—	1	(1)	86
	Mortgage loans	480	—	—	29	—	509
	Limited partnerships	448	(26)	—	—	—	422
	Reinsurance recoverable on market risk benefits	238	(44)	—	—	—	194
	Market risk benefit assets	5,204	753	—	—	—	5,957
	Policy loans	3,427	78	—	(67)	—	3,438

Liabilities
	Funds withheld payable under reinsurance treaties	(803)	37	—	65	—	(701)
	Market risk benefit liabilities	(5,560)	1,861	(764)	—	—	(4,463)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		April 1,	Income	Comprehensive	and	(out of)	June 30,
Three Months Ended June 30, 2022		2022	(Loss)	Income (Loss)	Settlements	Level 3	2022
Assets
	Debt securities
	Corporate securities	$14	$5	$—	$1	$27	$47
	Equity securities	115	13	—	(4)	—	124
	Mortgage loans	190	(5)	—	172	—	357
	Limited partnerships	396	—	—	—	—	396
	Reinsurance recoverable on market risk benefits	326	(20)	—	—	—	306
	Market risk benefit assets	2,433	(104)	—	—	—	2,329
	Policy loans	3,472	76	—	(63)	—	3,485

Liabilities
	Funds withheld payable under reinsurance treaties	(2,479)	1,272	—	66	—	(1,141)
	Market risk benefit liabilities	(5,902)	(1,060)	1,017	—	—	(5,945)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	June 30,
Six Months Ended June 30, 2023		2023	(Loss)	Income (Loss)	Settlements	Level 3	2023
Assets
	Debt securities
	Corporate securities	$56	$(9)	$—	$(4)	$(22)	$21
	Equity securities	122	(35)	—	—	(1)	86
	Mortgage loans	582	(2)	—	(71)	—	509
	Limited partnerships	440	(22)	—	11	(7)	422
	Reinsurance recoverable on market risk benefits	221	(27)	—	—	—	194
	Market risk benefit assets	4,865	1,092	—	—	—	5,957
	Policy loans	3,419	107	—	(88)	—	3,438

Liabilities
	Funds withheld payable under reinsurance treaties	(424)	(362)	—	85	—	(701)
	Market risk benefit liabilities	(5,662)	1,679	(480)	—	—	(4,463)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	June 30,
Six Months Ended June 30, 2022		2022	(Loss)	Income (Loss)	Settlements	Level 3	2022
Assets
	Debt securities
	Corporate securities	$9	$5	$—	$3	$30	$47
	Equity securities	112	16	—	(4)	—	124
	Mortgage loans	—	(3)	—	360	—	357
	Limited partnerships	396	—	—	—	—	396
	Reinsurance recoverable on market risk benefits	383	(77)	—	—	—	306
	Market risk benefit assets	1,664	665	—	—	—	2,329
	Policy loans	3,467	136	—	(118)	—	3,485

Liabilities
	Funds withheld payable under reinsurance treaties	(3,759)	2,492	—	126	—	(1,141)
	Market risk benefit liabilities	(8,033)	135	1,953	—	—	(5,945)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the three and six months ended June 30, 2023 and 2022 shown above are as follows (in millions):

Three Months Ended June 30, 2023	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$(1)	$—	$—	$—	$(1)
Equity securities	—	1	—	—	1
Mortgage loans	99	(70)	—	—	29
Limited partnerships	—	—	—	—	—
Policy loans	—	—	—	(67)	(67)
Total	$98	$(69)	$—	$(67)	$(38)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(1)	$66	$65

Three Months Ended June 30, 2022	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$1	$—	$—	$—	$1
Equity securities	—	(4)	—	—	(4)
Mortgage loans	172	—	—	—	172
Policy loans	—	—	1	(64)	(63)
Total	$173	$(4)	$1	$(64)	$106

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(1)	$67	$66

Six Months Ended June 30, 2023	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$—	$(4)	$—	$—	$(4)
Equity securities	—	—	—	—	—
Mortgage loans	135	(206)	—	—	(71)
Limited partnerships	18	(7)	—	—	11
Policy loans	—	—	35	(123)	(88)
Total	$153	$(217)	$35	$(123)	$(152)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(36)	$121	$85

Six Months Ended June 30, 2022	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$3	$—	$—	$—	$3
Equity securities	—	(4)	—	—	(4)
Mortgage loans	360	—	—	—	360
Policy loans	—	—	31	(149)	(118)
Total	$363	$(4)	$31	$(149)	$241

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(32)	$158	$126

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
For the three and six months ended June 30, 2023, transfers from Level 3 to Level 2 of the fair value hierarchy were $(6) million and $31 million, respectively, transfers from Level 2 to Level 3 were $(3) million and $8 million, respectively, and transfers from Level 3 to NAV were nil and $7 million, respectively.

For the three and six months ended June 30, 2022, transfers from Level 3 to Level 2 of the fair value hierarchy were $1 million and $5 million, respectively, and transfers from Level 2 to Level 3 were $28 million and $35 million, respectively, and no transfers from Level 3 to NAV.

The portion of gains (losses) included in net income (loss) or OCI attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended June 30,
	2023		2022
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$(9)	$1	$5	$—
Equity securities	(25)	—	13	—
Mortgage loans	—	—	(5)	—
Limited partnerships	(32)	—	—	—
Reinsurance recoverable on market risk benefits	(44)	—	(20)	—
Market risk benefit assets	753	—	(104)	—
Policy loans	78	—	76	—

Liabilities
Funds withheld payable under reinsurance treaties	37	—	1,272	—
Market risk benefit liabilities	1,861	(764)	(1,060)	1,017

	Six Months Ended June 30,
	2023		2022
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$(9)	$—	$5	$—
Equity securities	(35)	—	16	—
Mortgage loans	(2)	—	(3)	—
Limited partnerships	(22)	—	—	—
Reinsurance recoverable on market risk benefits	(27)	—	(77)	—
Market risk benefit assets	1,092	—	665	—
Policy loans	107	—	136	—

Liabilities
Funds withheld payable under reinsurance treaties	(362)	—	2,492	—
Market risk benefit liabilities	1,679	(480)	135	1,953

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

Fair values for guaranteed investment contracts, trust instruments supported by funding agreements and FHLB funding agreements are based on the present value of future cash flows discounted at current market interest rates.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions):

	June 30, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$10,303	$9,641	$—	$—	$9,641
Policy loans	943	943	—	—	943
FHLBI capital stock	146	146	146	—	—

Liabilities
Annuity reserves (1)	$34,277	$29,171	$—	$—	$29,171
Reserves for guaranteed investment contracts (2)	865	819	—	—	819
Trust instruments supported by funding agreements (2)	5,917	5,607	—	—	5,607
FHLB funding agreements (2)	2,105	1,914	—	—	1,914
Funds withheld payable under reinsurance treaties	20,469	20,469	—	—	20,469
Debt	2,633	2,356	—	2,356	—
Securities lending payable	52	52	—	52	—
Repurchase agreements	1,626	1,626	—	1,626	—
Separate account liabilities (3)	212,719	212,719	—	212,719	—

	December 31, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$10,967	$10,259	$—	$—	$10,259
Policy loans	958	958	—	—	958
FHLBI capital stock	146	146	146	—	—

Liabilities
Annuity reserves (1)	$36,222	$31,242	$—	$—	$31,242
Reserves for guaranteed investment contracts (2)	1,128	1,099	—	—	1,099
Trust instruments supported by funding agreements (2)	5,887	5,760	—	—	5,760
FHLB funding agreements (2)	2,004	2,104	—	—	2,104
Funds withheld payable under reinsurance treaties	22,533	22,533	—	—	22,533
Debt	2,635	2,344	—	2,344	—
Securities lending payable	36	36	—	36	—
Repurchase agreements	1,012	1,012	—	1,012	—
Separate account liabilities (3)	195,906	195,906	—	195,906	—

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Deferred Acquisition Costs

7. Deferred Acquisition Costs

This note contains the new accounting policy for the adoption of LDTI

Certain costs that are directly related to the successful acquisition of new or renewal insurance business are capitalized as DAC in the period they are incurred. These costs primarily pertain to commissions and certain costs associated with policy issuance and underwriting. All other acquisition costs are expensed as incurred.

Contracts are grouped into cohorts by contract type and issue year. For traditional and limited-payment insurance contracts, contracts are grouped consistent with the groupings used in estimating the associated liability. DAC are amortized into expense on a constant level basis over the expected term of the grouped contracts. For traditional and limited-payment insurance contracts, amortization is determined based on projected in force amounts. For non-traditional contracts, amortization is determined based on projected policy counts.

The expected term used to amortize DAC is determined using best estimate assumptions, including mortality and persistency, consistent with the best estimate assumptions used to determine the reserve for future policy benefits, MRBs, and additional liabilities for applicable contracts. For amortization of DAC related to contracts without these balances, assumptions used to determine expected term are developed in a similar manner. The amortization rate is determined using all information available as of the end of the reporting period, including actual experience and any assumption updates. Annually, or as circumstances warrant, a comprehensive review of assumptions is conducted and assumptions are revised as appropriate. If assumptions are revised, the amortization rate is calculated using revised assumptions such that the effect of revised assumptions is recognized prospectively as of the beginning of that reporting period.

Unamortized DAC are written off when a contract is internally replaced and substantially changed. Substantially unchanged contracts are treated as a continuation of the replaced contract, with no change to the unamortized DAC at the time of the replacement.

The following table presents the roll-forward of the DAC (in millions, 2022 information recast for the adoption of LDTI). The current period amortization is based on the end of the period estimates of mortality and persistency. The amortization pattern is revised on a prospective basis at the beginning of the period based on the period’s actual experience.

	Six Months Ended June 30,	Year Ended December 31,
	2023	2022
Variable Annuities
Balance, beginning of period	$12,699	$13,364
Deferrals of acquisition costs	206	544
Amortization	(572)	(1,209)
Variable Annuities balance, end of period	$12,333	$12,699

Reconciliation of total DAC
Variable Annuities balance, end of period	$12,333	$12,699
Other product lines, end of period	266	224
Total balance, end of period	$12,599	$12,923

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance

8. Reinsurance

This note contains the new accounting policy for the adoption of LDTI.

The Company, through its subsidiary insurance companies, assumes and cedes reinsurance from and to other insurance companies to limit losses from large exposures. However, if the reinsurer is unable to meet its obligations, the originating issuer of the coverage retains the liability. The Company reinsures certain of its risks to other reinsurers on a coinsurance, coinsurance with funds withheld, modified coinsurance, or yearly renewable term basis. The Company regularly monitors the financial strength ratings of its reinsurers.

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020, to reinsure on a 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement ("the coinsurance agreement") required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.2 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $135 million at June 30, 2023.

Swiss Re Reinsurance

Jackson has three retrocession reinsurance agreements (“retro treaties”) with Swiss Reinsurance Company Ltd. (“SRZ”). Pursuant to these retro treaties, Jackson ceded certain blocks of business to SRZ on a 100% coinsurance with funds withheld basis, subject to pre-existing reinsurance with other parties. As a result of the reinsurance agreements with SRZ, Jackson withholds certain assets, primarily in the form of policy loans and debt securities, as collateral for the reinsurance recoverable.

The Company has also acquired certain blocks of business that are closed to new business and wholly ceded to non-affiliates. These include both direct and assumed accident and health businesses, direct and assumed life insurance business, and certain institutional annuities.

GMIB Reinsurance

The Company’s guaranteed minimum income benefits (“GMIBs”) are reinsured with an unrelated party. GMIB reinsured benefits are subject to aggregate annual claim limits. Deductibles also apply on reinsurance of GMIB business issued since March 1, 2005. The Company discontinued offering the GMIB in 2009.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
Reinsurance recoverables relating to reinsurance of traditional and limited-payment contracts are required to be recognized and measured in a manner consistent with liabilities relating to the underlying reinsured contracts, including using consistent assumptions. Reinsurance contracts may be executed subsequent to the direct contract issue dates, and market interest rates may have changed between the date that the underlying insurance contracts were issued and the date the reinsurance contract is recognized in the financial statements, resulting in the underlying discount rate differing between the direct and reinsured business.

The Company regularly monitors the financial strength ratings of its reinsurers. At June 30, 2023 and December 31, 2022, the Company had an allowance for credit losses (“ACL”) of $39 million and $15 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the Condensed Consolidated Balance Sheets. The ACL considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements. During the second quarter, the Company increased its ACL related to a specific reinsurer which was recently ordered into liquidation. The recognized ACL represents our current best estimate of our remaining loss exposure associated with this reinsurer.

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

Reinsurance recoverable on market risk benefits is recognized at fair value. The change in the fair value of reinsurance recoverable on market risk benefits, including the change in fair value due to the change in third-party credit risk (i.e., non-performance risk of the reinsurer), is recognized in current period earnings within market risk benefit (gains) losses, net. Non-performance risk of the reinsurer is incorporated into the calculation through the adjustment of the risk-free rate curve based on credit spreads observed on instruments issued by similarly-rated life insurance companies.

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

Guaranteed benefits related to the optional lifetime income rider offered on certain fixed index annuities are MRBs that are reinsured with Athene. The reinsured MRBs is measured using a non-option valuation approach which uses cash flow assumptions and an attributed fee ratio consistent with those used to measure the MRBs on the direct contract and a discount rate that considered the reinsurer’s credit risk. The attributed fee is locked-in at inception of the contract.

Components of the Company’s reinsurance recoverable excluding MRBs were as follows (in millions, 2022 information recast for the adoption of LDTI):

	June 30,	December 31,
	2023	2022
Reserves:
Life	$5,317	$5,307
Accident and health	459	482
Annuity benefits (1)	20,590	22,470
Claims liability and other	703	787
Total	$27,069	$29,046
(1)     Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
Components of the Company’s reinsurance recoverable on market risk benefits were as follows (in millions, 2022 information recast for the adoption of LDTI):

	June 30,	December 31,
	2023	2022
Variable annuity	$151	$183
Other product lines	43	38
Total	$194	$221

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

The amounts credited to reinsurers on the funds withheld payable is based on the return earned on those assets. The return earned on the assets is subject to the credit risk of the original issuer of the instrument rather than Jackson’s own creditworthiness, which results in an embedded derivative (total return swap).

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the Condensed Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2023	2022
Assets
Debt securities, available-for-sale	$12,085	$13,622
Debt securities, at fair value under the fair value option	161	159
Equity securities	148	77
Mortgage loans	3,302	4,127
Mortgage loans, at fair value under the fair value option	509	582
Policy loans	3,451	3,435
Freestanding derivative instruments, net	34	78
Other invested assets	638	793
Cash and cash equivalents	987	260
Accrued investment income	151	166
Other assets and liabilities, net	(49)	(73)
Total assets (1)	$21,417	$23,226

Liabilities
Funds held under reinsurance treaties (2)	$21,170	$22,957
Total liabilities	$21,170	$22,957
(1)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $2,901 million and $3,158 million at June 30, 2023 and December 31, 2022, respectively.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Debt securities (1)	$160	$180	$332	$330
Equity securities	(37)	(9)	(38)	(25)
Mortgage loans (2)	60	49	126	101
Policy loans	77	79	158	159
Limited partnerships	7	86	15	102
Other investment income	3	1	3	1
Total investment income on funds withheld assets	270	386	596	668
Other investment expenses on funds withheld assets (3)	(18)	(22)	(37)	(44)
Total net investment income on funds withheld reinsurance treaties	$252	$364	$559	$624

(1)    Includes nil and $2 million for the three and six months ended June 30, 2023, respectively, and $(2) million and $(8) million for the three and six months ended June 30, 2022, respectively, related to the change in fair value for securities carried under the fair value option.
(2)    Includes nil and $(2) million for the three and six months ended June 30, 2023, respectively, and $(5) million and $(3) million for the three and six months ended June 30, 2022, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Available-for-sale securities
Realized gains on sale	$11	$3	$16	$40
Realized losses on sale	(10)	(4)	(48)	(31)
Credit loss expense	13	(12)	2	(40)
Credit loss expense on mortgage loans	(4)	13	(7)	11
Other	3	(43)	12	(59)
Net gains (losses) on non-derivative investments	13	(43)	(25)	(79)
Net gains (losses) on derivative instruments	(14)	63	(23)	84
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	(133)	1,057	(759)	2,100
Total net gains (losses) on derivatives and investments	$(134)	$1,077	$(807)	$2,105

(1) Includes the Athene embedded derivative gain (loss) of $113 million and $(257) million for the three and six months ended June 30, 2023, respectively, and $1,347 million and $2,628 million for the three and six months ended June 30, 2022, respectively.

9. Reserves for Future Policy Benefits and Claims Payable

This note contains the new accounting policy for the adoption of LDTI.

Reserves for Future Policy Benefits

For non-participating traditional and limited-payment insurance contracts, the reserve for future policy benefits represents the present value of estimated future policy benefits to be paid to or on behalf of policyholders in future periods and certain related expenses less the present value of estimated future net premiums.

Reserves for future policy benefits for non-participating traditional and limited-payment insurance contracts are measured using the net premium ratio ("NPR") measurement model. The NPR measurement model accrues for future policy benefits in proportion to the premium revenue recognized. The reserve for future policy benefits is derived from the Company's best estimate of future net premium and future benefits and expenses, which is based on best estimate assumptions including mortality, persistency, claims expense, and discount rate. On an annual basis, or as circumstances warrant, we conduct a comprehensive review of our current best estimate assumptions based on our experience, industry benchmarking, and other factors, as applicable. Expense assumptions are updated based on estimates of expected non-level costs, such as termination or settlement costs, and costs after the premium-paying period and exclude acquisition costs or any costs that are required to be charged to expenses as incurred. Updates to assumptions are applied on a retrospective basis, and the change in the reserve for future policy benefits resulting from updates to assumptions is reported separately on the Condensed Consolidated Income Statements within the (Gain) loss from updating future policy benefits cash flow assumptions, net. Each reporting period the reserve for future policy benefits is updated to reflect actual experience to date.

The Company establishes cohorts, which are groupings used to measure reserves for future policy benefits. In determining cohorts, the Company considered both qualitative and quantitative factors, including the issue year, type of product, product features, and legal entity.

The discount rate used to estimate reserves for future policy benefits is consistent with an upper-medium grade (low-credit risk) fixed-income corporate instrument yield, which has been interpreted to represent a single-A corporate instrument yield. This discount rate curve is determined by fitting a parametric function to yields to maturity and related times to maturity of market observable single-A rated corporate instruments. The discount rate used to recognize interest accretion on the reserves for future policy benefits is locked at the initial measurement of the cohort. Each reporting period, the reserve for future policy benefits is remeasured using the current discount rate. The difference between the reserve calculated using the current discount rate and the reserve calculated using the locked-in discount rate is recorded in OCI.

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

Additional Liabilities – Universal Life-type

For universal life-type insurance contracts, a liability is recognized for the policyholder’s account value as discussed further in Note 10 of the Notes to Condensed Consolidated Financial Statements. Where these contracts provide additional benefits beyond the account balance or base insurance coverage that are not market risk benefits or embedded derivatives, liabilities in addition to the policyholder’s account value are recognized. These additional liabilities for annuitization, death and other insurance benefits are reported within reserves for future policy benefits and claims payable. The methodology uses a benefit ratio defined as a constant percentage of the assessment base. This ratio is multiplied by current period assessments to determine the reserve accrual for the period. The assumptions used in the measurement of the additional liabilities for annuitization, death and other insurance benefits are based on best estimate assumptions including mortality, persistency, investment returns, and discount rates. These assumptions are similarly subject to the annual review process discussed above. As available-for-sale debt securities are carried at fair value, an adjustment is made to these additional liabilities equal to the change in liability that would have occurred if such securities had been sold at their stated fair value and the proceeds reinvested at current yields. This adjustment, along with the change in net unrealized gains (losses) on available-for-sale debt securities, net of applicable tax, is credited or charged directly to equity as a component of OCI.

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

	June 30,	December 31,
	2023	2022
Reserves for future policy benefits
Payout Annuities	$1,054	$1,042
Closed Block Life	4,047	4,161
Closed Block Annuity	4,287	4,434
Reserves for future policy benefits	9,388	9,637
Additional liabilities
Closed Block Life	1,102	1,131
Other future policy benefits and claims payable	1,513	1,550
Reserves for future policy benefits and claims payable	$12,003	$12,318

The following tables present the roll-forward of components of reserves for future policy benefits (in millions, 2022 information recast for the adoption of LDTI):

	Present Value of Expected Net Premiums
	Six Months Ended June 30,			Year Ended December 31,
	2023			2022
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$—	$1,287	$—	$—	$1,464	$—
Beginning of period cumulative effect of changes in discount rate assumptions	—	161	—	—	(157)	—
Beginning balance at original discount rate	—	1,448	—	—	1,307	—
Effect of changes in cash flow assumptions	—	—	—	—	242	—
Effect of actual variances from expected experience	—	(78)	—	—	1	—
Balance adjusted for variances from expectation	—	1,370	—	—	1,550	—
Issuances	—	4	—	—	6	—
Interest accrual	—	19	—	—	39	—
Net premiums collected	—	(94)	—	—	(147)	—
Ending balance at original discount rate	—	1,299	—	—	1,448	—
End of period cumulative effect of changes in discount rate assumptions	—	(137)	—	—	(161)	—
Balance, end of period	$—	$1,162	$—	$—	$1,287	$—

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable

	Present Value of Expected Future Policy Benefits
	Six Months Ended June 30,			Year Ended December 31,
	2023			2022
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$1,042	$5,448	$4,434	$1,249	$6,913	$5,739
Beginning of period cumulative effect of changes in discount rate assumptions	132	958	275	(84)	(349)	(689)
Beginning balance at original discount rate (including DPL of $40, $0 and $671 in June 30, 2023, and, $38, $0 and $459 in December 31, 2022 for payout annuities, closed block life and closed block annuity, respectively)	1,174	6,406	4,709	1,165	6,564	5,050
Effect of changes in cash flow assumptions	—	—	—	4	331	(15)
Effect of actual variances from expected experience	(10)	(60)	(11)	(37)	38	(34)
Balance adjusted for variances from expectation	1,164	6,346	4,698	1,132	6,933	5,001
Issuances	59	8	—	126	14	4
Interest accrual	21	102	99	40	209	210
Benefits payments	(66)	(358)	(253)	(124)	(750)	(506)
Ending balance of original discount rate (including DPL of $41, $0 and $644 in June 30, 2023, and, $40, $0 and $671 in December 31, 2022 for payout annuities, closed block life and closed block annuity, respectively)	1,178	6,098	4,544	1,174	6,406	4,709
End of period cumulative effect of changes in discount rate assumptions	(124)	(889)	(257)	(132)	(958)	(275)
Balance, end of period	$1,054	$5,209	$4,287	$1,042	$5,448	$4,434

Reserves for future policy benefits	1,054	4,047	4,287	1,042	4,161	4,434
Less: Reinsurance recoverable	83	2,223	2	71	2,263	2
Reserves for future policy benefits, after reinsurance recoverable	$971	$1,824	$4,285	$971	$1,898	$4,432

The following table presents the weighted average duration of the reserves for future policy benefits (2022 information recast for the adoption of LDTI). The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity
June 30, 2023
Weighted average duration (years)	7.0	7.9	7.1
December 31, 2022
Weighted average duration (years)	6.9	7.8	7.0

The discount rate assumption was updated based on current market data. Discount rates was flat in the second quarter of 2023 compared to the fourth quarter of 2022. Discount rates increased substantially throughout 2022 primarily due to increases in risk-free rates, which resulted in a decrease in the liability for future policy benefits. Refer to the roll-forward above for further details.

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

	June 30, 2023		December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future benefit payments	$1,559	$1,012	$1,542	$999
Expected future gross premiums	—	—	—	—
Closed Block Life
Expected future benefit payments	8,361	5,334	8,751	5,578
Expected future gross premiums	5,574	3,219	5,976	3,489
Closed Block Annuity
Expected future benefit payments	5,630	3,620	5,834	3,729
Expected future gross premiums	$—	$—	$—	$—

The following table presents the amount of revenue and interest related to non-participating traditional and limited-pay insurance contracts recognized in the Condensed Consolidated Income Statements (in millions, 2022 information recast for the adoption of LDTI):

	Gross Premiums		Interest Expense
	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Payout Annuities	$10	$10	$21	$40
Closed Block Life	165	390	83	170
Closed Block Annuity	1	—	99	210
Total	$176	$400	$203	$420

The following table presents the weighted average interest rate for the reserves for future policy benefits at the cohort's level for the locked-in discount rate (interest accretion rate), and current discount rate, weighted by the cohort's benefit reserve amount (2022 information recast for the adoption of LDTI):

	June 30, 2023	December 31, 2022
Payout Annuities
Interest accretion rate	3.78%	3.71%
Current discount rate	5.38%	5.40%
Closed Block Life
Interest accretion rate	3.01%	3.01%
Current discount rate	5.34%	5.34%
Closed Block Annuity
Interest accretion rate	4.40%	4.40%
Current discount rate	5.38%	5.41%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following table presents a roll-forward of Closed Block Life additional liabilities for annuitization, death and other insurance benefits (in millions, 2022 information recast for the adoption of LDTI):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Balance, beginning of period	$1,131	$1,173
Beginning of period cumulative effect of changes in shadow adjustments	41	(14)
Beginning balance excluding shadow	1,172	1,159
Effect of changes in cash flow assumptions	—	6
Effect of actual variances from expected experience	21	58
Interest accrual	28	56
Net assessments collected	(92)	(107)
Ending balance excluding shadow	1,129	1,172
End of period cumulative effect of changes in shadow adjustments	(27)	(41)
Balance, end of period	$1,102	$1,131

The following table presents the weighted average duration of Closed Block Life additional liabilities for annuitization, death and other insurance benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount (2022 information recast for the adoption of LDTI):

	June 30, 2023	December 31, 2022
Weighted average duration (years)	7.8	8.1

The following table presents assessments and interest expense of Closed Block Life additional liabilities for annuitization, death and other insurance benefits recognized in the Condensed Consolidated Income Statements (in millions, 2022 information recast for the adoption of LDTI):

	Assessments		Interest Expense
	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Additional liability for annuitization, death and other insurance benefits	$(92)	$(107)	$28	$56

The following table presents the weighted average current discount rate of Closed Block Life additional liabilities for annuitization, death and other insurance benefits, applied at the cohort level weighted by reserve benefit amount (2022 information recast for the adoption of LDTI):

	June 30, 2023	December 31, 2022
Weighted average current discount rate	4.96%	4.96%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

10. Other Contract Holder Funds

This note contains the new accounting policy for the adoption of LDTI.

Other contract holder funds represent the policyholder account balance on our universal life-type products, investment contracts, and the fair value of the embedded derivatives associated with the indexed crediting features on our fixed index annuities and registered index-linked annuities.

Universal life type contracts have, as a principal component, an account balance in which interest is credited to policyholders and assessments are deducted for mortality risk and contract administration. The account balance is recognized as a liability within other contract holder funds, and the liability is updated each period for fee and assessment deductions and increased for interest or returns credited to the account balance.

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

Certain contracts without significant mortality or morbidity risk and certain annuities that lack insurance risk are treated as investment contracts. For investment contracts, payments received are reported as liabilities and accounted for in a manner consistent with the accounting for interest-bearing or other financial instruments, within other contract holder funds.

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

Our annuity products may contain certain features or guarantees that are classified as MRBs. These market risk benefits are a component of the market risk benefits line items in the Condensed Consolidated Balance Sheet. See Note 12 of the Notes to Condensed Consolidated Financial Statements for more information regarding market risk benefits.

The Company’s institutional products business is comprised of the guaranteed investment contracts, medium-term funding agreement-backed notes and funding agreements (including agreements issued in conjunction with the Company’s participation in the U.S. Federal Home Loan Bank ("FHLB") program) described below.

The Company has established a $27 billion aggregate Global Medium-Term Note ("MTN") program. Jackson National Life Global Funding was formed as a statutory business trust, solely for the purpose of issuing Medium-Term Note instruments to institutional investors, the proceeds of which are deposited with the Company and secured by the issuance of funding agreements. The carrying values at both June 30, 2023 and December 31, 2022 totaled $5.9 billion, respectively.

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

Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of long-term notes or funding agreements issued to FHLBI. At both June 30, 2023 and December 31, 2022, the Company held $146 million of FHLBI capital stock, respectively, supporting $2.2 billion and $2.1 billion in funding agreements and long-term borrowings at June 30, 2023 and December 31, 2022, respectively.

The following table presents the liabilities for other contract holder funds (in millions, 2022 information recast for the adoption of LDTI):

	June 30, 2023	December 31, 2022
Payout Annuity	$853	$837
Variable Annuity	9,384	10,259
Fixed Annuity	10,601	11,696
Fixed Indexed Annuities	11,049	11,787
RILA	3,144	1,875
Closed Block Life	11,100	11,215
Closed Block Annuity	1,284	1,319
Institutional Products	8,887	9,019
Other Product Lines	175	183
Total other contract holder funds	$56,477	$58,190

The following table presents a roll-forward of other contract holder funds, gross of reinsurance (in millions, 2022 information recast for the adoption of LDTI):

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity	Total
Balance as of January 1, 2023	$837	$10,259	$11,696	$11,787	$1,875	$11,215	$1,319	$48,988
Deposits	102	588	142	138	1,074	155	2	2,201
Surrenders, withdrawals and benefits	(121)	(911)	(1,348)	(1,035)	(34)	(449)	(60)	(3,958)
Net transfers from (to) separate accounts	—	(650)	—	—	—	—	—	(650)
Investment performance / change in value of equity option	—	—	—	104	225	—	—	329
Interest credited	12	144	178	107	5	404	21	871
Policy charges and other	23	(46)	(67)	(52)	(1)	(225)	2	(366)
Balance as of June 30, 2023	$853	$9,384	$10,601	$11,049	$3,144	$11,100	$1,284	$47,415

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity	Total
Balance as of December 31, 2021	$831	$9,456	$13,185	$13,161	$110	$11,570	$1,394	$49,707
Deposits	213	1,350	276	126	1,811	320	9	4,105
Surrenders, withdrawals and benefits	(230)	(1,492)	(2,017)	(1,414)	(8)	(766)	(118)	(6,045)
Net transfers from (to) separate accounts	—	870	—	—	—	—	—	870
Investment performance / change in value of equity option	—	—	—	(302)	(37)	—	—	(339)
Interest credited	20	168	389	238	2	659	48	1,524
Policy charges and other	3	(93)	(137)	(22)	(3)	(568)	(14)	(834)
Balance as of December 31, 2022	$837	$10,259	$11,696	$11,787	$1,875	$11,215	$1,319	$48,988

The following table presents weighted average crediting rate, net amount at risk, and cash surrender value of contract holder account balances (dollars in millions, 2022 information recast for the adoption of LDTI):

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity
June 30, 2023
Weighted-average crediting rate (1)	2.81%	3.07%	3.36%	1.94%	0.32%	7.28%	3.27%
Net amount at risk (2)	$—	$—	$—	$—	$—	$16,885	$—
Cash surrender value (3)	$—	$9,271	$10,505	$10,643	$2,956	$11,022	$1,284
December 31, 2022
Weighted-average crediting rate (1)	2.39%	1.64%	3.33%	2.02%	0.11%	5.88%	3.64%
Net amount at risk (2)	$—	$—	$—	$—	$—	$17,427	$—
Cash surrender value (3)	$—	$10,101	$11,573	$11,409	$1,728	$7,096	$1,319
(1) Weighted average crediting rate is the average crediting rate weighted by contract holder account balances invested in fixed account funds.
(2) Net amount at risk represents the standard excess benefit base for guaranteed death benefits on universal life type products. The net amount at risk associated with market risk benefits are presented within Note 12 of the Notes to Consolidated Financial Statements, as recast in our Current Report on Form 8-K filed May 10, 2023.

(3) Cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less the applicable surrender charges.

At June 30, 2023 and December 31, 2022, excluding reinsurance business, approximately 93% and 92% of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively. At June 30, 2023 and December 31, 2022, excluding reinsurance business, approximately 62% and 65% of the Company’s closed block life account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
The following table presents contract holder account balances invested in fixed account funds by range of guaranteed minimum crediting rates and the related range of the difference between rates being credited to other contract holder funds and the respective guaranteed minimums (in millions, 2022 information recast for the adoption of LDTI):

	June 30, 2023
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$14	$1	$—	$15
1.51%-2.50%	187	—	—	—	187
Greater than 2.50%	9,120	—	—	62	9,182
Total	$9,307	$14	$1	$62	$9,384

Fixed Annuities
0.00%-1.50%	$18	$63	$78	$1	$160
1.51%-2.50%	30	1	2	—	33
Greater than 2.50%	668	53	291	—	1,012
Total	$716	$117	$371	$1	$1,205

Fixed Indexed Annuities
0.00%-1.50%	$6	$13	$4	$42	$65
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	22	—	45	—	67
Total	$28	$13	$49	$42	$132

RILA
0.00%-1.50%	$8	$—	$4	$1	$13
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	20	—	—	—	20
Total	$28	$—	$4	$1	$33

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	4,308	2,057	621	15	7,001
Total	$4,308	$2,057	$621	$15	$7,001

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	12	13
Greater than 2.50%	929	163	23	—	1,115
Total	$929	$163	$24	$12	$1,128

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

	December 31, 2022
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$6,679	$32	$2	$75	$6,788
1.51%-2.50%	200	—	—	—	200
Greater than 2.50%	3,271	—	—	—	3,271
Total	$10,150	$32	$2	$75	$10,259

Fixed Annuities
0.00%-1.50%	$19	$76	$95	$—	$190
1.51%-2.50%	35	2	1	—	38
Greater than 2.50%	576	64	351	—	991
Total	$630	$142	$447	$—	$1,219

Fixed Indexed Annuities
0.00%-1.50%	$6	$17	$5	$40	$68
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	24	—	—	—	24
Total	$30	$17	$5	$40	$92

RILA
0.00%-1.50%	$10	$—	$7	$—	$17
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	—	—	—	—	—
Total	$10	$—	$7	$—	$17

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	4,566	1,868	619	14	7,067
Total	$4,566	$1,868	$619	$14	$7,067

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	10	11
Greater than 2.50%	980	159	21	—	1,160
Total	$980	$159	$22	$10	$1,171

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

The separate account assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. At June 30, 2023 and December 31, 2022, the assets and liabilities associated with variable life and annuity contracts were $213 billion and $196 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company.

Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Condensed Consolidated Income Statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

Included in the separate account assets and liabilities described above is a Jackson issued group variable annuity contract designed for use in connection with and issued to the Company’s Defined Contribution Retirement Plan. These deposits are allocated to the Jackson National Separate Account - II, which had balances of $316 million and $285 million at June 30, 2023 and December 31, 2022, respectively. The Company receives administrative fees for managing the funds. These fees are recorded as earned and included in fee income in the Condensed Consolidated Income Statements.

The following table presents the roll-forward of the separate account balance for variable annuities (in millions, 2022 information recast for the adoption of LDTI):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Balance as of beginning of period	$195,550	$248,469
Deposits	4,334	12,288
Surrenders, withdrawals and benefits	(7,830)	(14,554)
Net transfer from (to) general account	650	(870)
Investment performance	21,011	(47,150)
Policy charges and other	(1,387)	(2,633)
Balance as of end of period, gross	$212,328	$195,550

Cash surrender value (1)	$207,170	$190,243
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities
The following table presents the reconciliation of the separate account balance in the Condensed Consolidated Balance Sheets (in millions, 2022 information recast for the adoption of LDTI):

	June 30, 2023	December 31, 2022
Variable Annuities	$212,328	$195,550
Other	391	356
Total	$212,719	$195,906

The following table presents aggregate fair value of assets, by major investment asset category, supporting separate accounts (in millions, 2022 information recast for the adoption of LDTI):

	June 30, 2023	December 31, 2022
Variable Annuities By Fund Type
Equity	$147,040	$132,547
Bond	19,503	19,155
Balanced	42,953	40,797
Money Market	2,832	3,051
Total Variable Annuities	212,328	195,550
Other Product Lines	391	356
Total Separate Accounts	$212,719	$195,906

12.    Market Risk Benefits

This note contains the new accounting policy for the adoption of LDTI.

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

A description of the items effecting the change in fair value by category is as follows:
•Changes in interest rates — movement in risk free rates (impacts both assumed future separate account returns and discounting of cash flows)
•Fund performance — separate account returns gross of fees
•Change in equity index volatility — movement in implied volatility
•Expected policyholder behavior — policyholder behavior as assumed in reserving
•Actual policyholder behavior different than expected — difference between actual behavior during the period versus assumed behavior
•Time — effect of passage of time including reduction to separate account balances from fees, the change in proximity of future cash flows, and impacts to policy features such as bonus credits
•Change in assumptions — changes in assumptions resulting from our periodic review
•Change in non-performance risk — changes in Jackson’s non-performance risk

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

Variable Annuities

Variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal, income and accumulation benefits. These guaranteed benefit features, as well as the reinsurance recoverable on the Company’s guaranteed minimum income benefits (“GMIB”), are classified as MRBs and measured at fair value. The Company discontinued offering the GMIB in 2009 and the guaranteed minimum accumulation benefits (“GMAB”) in 2011.

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

The following table presents the reconciliation of the market risk benefits balance in the Condensed Consolidated Balance Sheets (in millions, 2022 information recast for the adoption of LDTI):

	June 30, 2023			December 31, 2022
	Variable	Other		Variable	Other
	Annuities	Product Lines	Total	Annuities	Product Lines	Total
Market risk benefit - (assets)	$(5,951)	$(6)	$(5,957)	$(4,856)	$(9)	$(4,865)
Market risk benefit - liabilities	4,423	40	4,463	5,623	39	5,662
Market risk benefit - net	$(1,528)	$34	$(1,494)	$767	$30	$797

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12.    Market Risk Benefits
The following table presents the roll-forward of the net MRB (assets) liabilities for variable annuities (in millions, 2022 information recast for the adoption of LDTI):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Net MRB balance, beginning of period	$767	$6,281
Beginning of period cumulative effect of changes in non-performance risk	2,185	326
Net MRB balance, beginning of period, before effect of changes in non-performance risk	2,952	6,607
Effect of changes in interest rates	515	(14,137)
Effect of fund performance	(3,616)	6,432
Effect of changes in equity index volatility	(1,069)	1,576
Effect of expected policyholder behavior	209	532
Effect of actual policyholder behavior different from expected	288	(230)
Effect of time	898	1,707
Effect of changes in assumptions	—	465
Net MRB balance, end of period, before effect of changes in non-performance risk	177	2,952
End of period cumulative effect of changes in non-performance risk	(1,705)	(2,185)
Net MRB balance, end of period, gross	(1,528)	767

Reinsurance recoverable on market risk benefits at fair value, end of period	(151)	(183)
Net MRB balance, end of period, net of reinsurance	(1,679)	584

Weighted average attained age (years) (1)	69	69
Net amount at risk (2)	$10,106	$15,592
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
At each reporting date, the Company regularly evaluates the inputs and assumptions to be used to measure the fair value of the MRB assets and MRB liabilities. In prior periods, the non-performance risk adjustment was determined based on credit spreads indicated by a blend of yields on similarly rated peer debt and yields on Company debt. As of June 30, 2023, non-performance risk is incorporated into the calculation through the adjustment of the risk-free rate curve based only on credit spreads for debt and debt-like instruments issued by the Company or its insurance operating subsidiaries, adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries. The change was made as a result of management’s determination that the reliability of credit spreads on debt and debt-like instruments issued by the Company as a measure of company-specific credit risk has increased due to sustained levels of market trading volume of these instruments. For the three months ended June 30, 2023, this change in estimate resulted in other comprehensive income of $692 million and is reflected as a component of the change in non-performance risk on market risk benefits in Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13.    Long-Term Debt
The aggregate carrying value of long-term debt was as follows (in millions):

	June 30,	December 31,
	2023	2022
Long-Term Debt
Senior Notes due 2023	$599	$598
Senior Notes due 2027	397	397
Senior Notes due 2031	493	493
Senior Notes due 2032	347	347
Senior Notes due 2051	489	488
Surplus notes	250	250
FHLBI bank loans	58	62
Total long-term debt	$2,633	$2,635

The following table presents the contractual maturities of the Company's long-term debt as of June 30, 2023 (in millions):

	Calendar Year
	2023	2024	2025	2026	2027 and thereafter	Total
Long-term debt	$599	$—	$—	$—	$2,034	$2,633

Senior Notes

On June 8, 2022, the Company issued $750 million aggregate principal amount of senior unsecured notes, consisting of $400 million aggregate principal amount of 5.170% Senior Notes due June 8, 2027 and $350 million aggregate principal amount of 5.670% Senior Notes due June 8, 2032. The net proceeds of these notes were used, together with cash on hand, to repay the Company’s $750 million aggregate principal amount senior unsecured term loan due February 2023.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Federal Home Loan Bank Advances

14. Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of nil were outstanding at both June 30, 2023 and December 31, 2022 and were recorded in other liabilities. Interest expense on such advances was $6 million and nil for the three months ended June 30, 2023 and 2022, respectively, and $6 million and nil for the six months ended June 30, 2023 and 2022, respectively.

15.     Income Taxes

The Inflation Reduction Act of 2022 (“IRA”) includes a new Federal alternative minimum tax (“AMT”), effective in 2023, that is based on 15% of an applicable corporation’s adjusted financial statement income (“AFSI”). A corporation will be subject to the AMT if its average pre-tax AFSI over three prior years (starting with 2020-2022) is greater than $1 billion (an “applicable corporation”). Upon becoming an applicable corporation, an entity will remain so for all future years, except under limited circumstances. The corporation’s AMT liability is payable to the extent the AMT liability exceeds regular corporate income tax. However, any AMT paid would be indefinitely available as a credit carryover that could reduce future regular corporate income tax in excess of AMT. The Company expects to be an applicable corporation starting in 2023. That expectation is based on interpretations and assumptions we have made regarding the AMT provisions of the IRA, which may change once regulatory guidance is issued. As of June 30, 2023, we have not recorded any provision for the AMT. The U.S. Department of the Treasury is expected to issue regulatory guidance regarding the AMT throughout 2023.

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

The Company’s effective income tax rate was 16.8% and 52.8% for the three and six months ended June 30, 2023, compared with 20.6% and 18.4% for the same period in 2022. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of foreign tax credits. The change in the ETR for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was due to the relationship of taxable income to consolidated pre-tax income. The ETR differs for the six months ended June 30, 2023 from the full year-ended December 31, 2022 ETR of 19.6% due to the relationship of taxable income to consolidated pre-tax income.

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

For the six months ended June 30, 2023, changes in market conditions and interest rates impacted the unrealized tax gains and losses in the available for sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery.

As of June 30, 2023, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized. For the three and six months ended June 30, 2023, the Company recorded an increase of $93 million and a decrease of $42 million to the valuation allowance associated with the unrealized tax losses in the Company's available for sale securities portfolio. The $93 million increase for the three months ended June 30, 2023 to the valuation allowance consists of $88 million tax

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15.     Income Taxes
expense recorded to other comprehensive income and $5 million tax expense recorded in the income tax expense. The $42 million decrease for the six months ended June 30, 2023 to the valuation allowance consists of $52 million tax (benefit) recorded to other comprehensive income offset by $10 million tax expense recorded in the income tax (benefit). At June 30, 2023 and December 31, 2022, the Company has recorded a total valuation allowance for $864 million and $906 million, respectively, associated with the unrealized tax losses in the Company's available for sale securities portfolio. At June 30, 2023 and December 31, 2022, the Company has recorded a total valuation allowance for $4 million and $4 million, respectively, against the deferred tax assets associated with both realized and unrealized losses on capital assets in the Non-life Companies’ where it is not more-likely-than-not that the full tax benefit of the losses will be realized.

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

At June 30, 2023, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $994 million. At June 30, 2023, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $942 million.

17. Other Related Party Transactions

The Company's investment management operation, PPM, provides investment services to certain Prudential affiliated entities. The Company recognized $10 million and $9 million of revenue during the three months ended June 30, 2023, and 2022, and $18 million and $18 million of revenue during the six months ended June 30, 2023 and 2022, associated with these investment services. This revenue was included in fee income in the accompanying Condensed Consolidated Income Statements.

As discussed further in Note 1 of the Notes to Condensed Consolidated Financial Statements, as of June 30, 2023, Prudential has no remaining equity interest in the Company and is no longer a related party.
18. Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Asset-based commission expenses	$255	$250	$505	$525
Other commission expenses	177	229	351	469
Sub-advisor expenses	77	83	154	173
General and administrative expenses	238	153	474	394
Deferral of acquisition costs	(127)	(172)	(248)	(352)
Total operating costs and other expenses	$620	$543	$1,236	$1,209

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Accumulated Other Comprehensive Income (Loss)

19. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in the balance of AOCI, net of income tax, related to unrealized investment gains (losses) (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period (1)	$(2,308)	$(119)	$(3,378)	$1,360

Change in unrealized gains (losses) of investments	(580)	(3,290)	447	(6,871)
Change in current discount rate - reserve for future policy benefits(2)	96	591	(50)	1,356
Change in non-performance risk on market risk benefits	(764)	1,017	(480)	1,953
Change in unrealized gains (losses) - other	3	17	(11)	26
Change in deferred tax asset	181	42	71	444
Other comprehensive income (loss) before reclassifications	(1,064)	(1,623)	(23)	(3,092)
Reclassifications from AOCI, net of tax	7	3	36	(7)
Other comprehensive income (loss)	(1,057)	(1,620)	13	(3,099)
Balance, end of period (1)	$(3,365)	$(1,739)	$(3,365)	$(1,739)
(1)Includes $(1,930) million and $(2,106) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of June 30, 2023 and December 31, 2022, respectively.
(2)Represents the impact of changes in the discount rate used in the remeasurement of our direct reserves for future policy benefits and claims payable, net of the remeasurement of ceded reserves for future policy benefits and claims payable.

The following table represents amounts reclassified out of AOCI (in millions, 2022 information recast for the adoption of LDTI):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statement

	Three Months Ended June 30,
	2023	2022
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$16	$(7)	Net gains (losses) on derivatives and investments
Other impaired securities	(7)	12	Net gains (losses) on derivatives and investments
Net unrealized gain (loss), before income taxes	9	5
Income tax expense (benefit)	2	2
Reclassifications, net of income taxes	$7	$3

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statement

	Six Months Ended June 30,
	2023	2022
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$76	$(38)	Net gains (losses) on derivatives and investments
Other impaired securities	(30)	30	Net gains (losses) on derivatives and investments
Net unrealized gain (loss), before income taxes	46	(8)
Income tax expense (benefit)	10	(1)
Reclassifications, net of income taxes	$36	$(7)

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

The Series A Preferred Stock carries i) an initial dividend rate of 8.000% per annum to but excluding, March 30, 2028; and ii) from, and including, March 30, 2028, during each reset period, at a rate per annum equal to the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus 3.728%. The dividend is payable quarterly in arrears on March 30, June 30, September 30 and December 30, and commenced on June 30, 2023. Dividends on the Series A Preferred Stock are not cumulative. Under the terms of the Series A Preferred Stock, if the Company has not declared and paid, or declared and set aside a sum sufficient for the payment of, dividends on the Series A Preferred Stock for the immediately preceding dividend period (for the avoidance of doubt, there is no preceding dividend period for the initial dividend period), then the Company’s ability to pay dividends or make distributions with respect to its common stock, or to repurchase or otherwise acquire its common stock, is subject to certain restrictions. Similar restrictions would apply in respect of any preferred stock ranking on parity with, or junior to, the Series A Preferred Stock, if any such preferred stock were to be issued by the Company.

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

The net proceeds from the sale are being used for general corporate purposes, including future repayments of debt.

The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depositary share of JFI’s Series A preferred stock:

				Dividends Paid
	Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
Quarter Ended
06/30/2023	May 8, 2023	June 1, 2023	June 30, 2023	$594.44	$0.59444

Common Stock

At the time of the Demerger, the Company had two classes of common stock: Class A Common Stock and Class B Common Stock. Both classes had a par value of $0.01 per share. Each share of Class A Common Stock was entitled to one vote per share. Each share of Class B Common Stock was entitled to one-tenth of one vote per share. Except for voting rights, the Company’s Class A Common Stock and Class B Common Stock had the same dividend rights, were equal in all other respects, and were otherwise treated as if they were one class of shares. On June 9, 2022, our shareholders approved the Third Amended and Restated Certificate of Incorporation, which amended and restated the Second Amended and Restated Certificate of Incorporation to eliminate the Class B Common Stock. At June 30, 2023 and December 31, 2022, the Company was authorized to issue up to 1 billion shares of common stock (formerly known as the Class A Common Stock at December 31, 2021).

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Equity

Share Repurchase Program

On February 27, 2023, our Board of Directors authorized an increase of $450 million in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of August 3, 2023, the Company had remaining authorization to purchase $439 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. There can be no assurance that we will continue share repurchases or approve any increase to, or approve any new, stock repurchase program, or as to the amount of any repurchases made pursuant to such programs.

The Inflation Reduction Act of 2022 creates a 1% excise tax on net stock buybacks of publicly-traded U.S. corporations. Starting in 2023, such excise tax generally applies if a company repurchases in excess of $1 million of its stock in any given calendar year. The impact of this provision depends on the extent to which net share repurchases are made. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and not reported as income tax expense. Through June 30, 2023, we have not incurred any excise tax as stock issuances (including preferred stock) were greater than stock repurchases.

The following table represents share repurchase activities as part of this share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2022 (January 1- March 31)	3,433,610	$140	$40.84
2022 (April 1- June 30)	1,870,854	66	35.15
2022 (July 1- September 30)	1,200,000	39	32.75
2022 (October 1 - December 31)	1,142,105	38	33.33
Total 2022	7,646,569	$283	$37.05
2023 (January 1- March 31)	1,721,737	70	40.42
2023 (April 1- June 30)	1,394,797	47	33.87
Total 2023	3,116,534	$117	$37.49

The following table represents changes in the balance of common stock outstanding:

	Common Stock Issued	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2022	94,474,911	(11,784,813)		82,690,098
Share-based compensation programs	6,095	2,331,172	(1)	2,337,267
Shares repurchased under repurchase program	—	(3,116,534)		(3,116,534)
Shares at June 30, 2023	94,481,006	(12,570,175)		81,910,831
(1) Represents net shares issued from treasury stock pursuant to the Company’s share-based compensation programs.

Dividends to Shareholders

Any declaration of cash dividends on common stock will be at the discretion of JFI’s Board of Directors and will depend on our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, preferred stock, and contractual restrictions with respect to paying cash dividends, restrictions imposed by Delaware law, general business conditions and any other factors that JFI’s Board of Directors deems relevant in making any such determination. Therefore, there can be no assurance that we will pay any cash dividends to holders of our stock or as to the amount of any such cash dividend.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Equity
The following table presents declaration date, record date, payment date and dividends paid per share of JFI’s common stock:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
Quarter Ended
03/31/2023	February 27, 2023	March 14, 2023	March 23, 2023	$0.62
06/30/2023	May 8, 2023	June 1, 2023	June 15, 2023	$0.62
Quarter Ended
03/31/2022	February 28, 2022	March 14, 2022	March 23, 2022	$0.55
06/30/2022	May 9, 2022	June 2, 2022	June 16, 2022	$0.55

21. Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income (loss) attributable to Jackson Financial shareholders, by the weighted-average number of shares of common stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. Beginning in 2021, the Company granted its first share-based awards subject to vesting provisions of the 2021 Omnibus Incentive Plan, which have a dilutive effect. See Note 18 of the Notes to Consolidated Financial Statements in the Company’s 2022 Annual Report, as recast in our Current Report on Form 8-K filed May 10, 2023, for further description of share-based awards.

The following table sets forth the calculation of earnings per common share (2022 information recast for the adoption of LDTI):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$1,217	$3,263	$(280)	$5,457
Less: Preferred stock dividends	13	—	13	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$1,204	$3,263	$(293)	$5,457

Weighted average shares of common stock outstanding - basic	82,595,287	85,968,564	82,620,558	86,649,493
Dilutive common shares	2,159,324	3,200,211	—	3,402,618
Weighted average shares of common stock outstanding - diluted(1)	84,754,611	89,168,775	82,620,558	90,052,111

Earnings per share—common stock
Basic	$14.58	$37.96	$(3.55)	$62.98
Diluted	$14.21	$36.59	$(3.55)	$60.60
(1) In a quarter in which we reported a net loss attributable to Jackson Financial Inc., all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. The shares excluded from the diluted EPS calculation were 2,794,562 shares for the six months ended June 30, 2023.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 22.    Revision and Reclassifications of Prior Period Financial Statements
22.    Revision and Reclassifications of Prior Period Financial Statements

At September 30, 2022, the Company identified errors related to the classification of certain balances and amounts in line items of Condensed Consolidated Income Statements, and Condensed Consolidated Statements of Cash Flows of its previously issued Condensed Consolidated Financial Statements. These errors consisted of balances and amounts related to deferred sales inducement assets, liabilities for certain life-contingent annuities, sub-advisor fee expenses, and other operating expenses and did not impact previously reported net income, total equity, or net cash flows.

Management evaluated these errors and the impact to previously issued financial statements based upon SEC Staff Accounting Bulletin No. 99, Materiality, which has since been codified in Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections. Based on this evaluation, management concluded that the adjustments and impact of the errors were not material to any previously issued quarterly or annual financial statements. However, to improve the consistency and comparability of the financial statements, management revised previously reported financial statement line items and related disclosures in this report.

In addition, certain other immaterial amounts in prior period financial statements have been reclassified to conform to the current period presentation.

The following tables, recast for the adoption of LDTI, present Condensed Consolidated Income Statements line items affected by the revisions and reclassifications of previously reported financial statements, detailing amounts previously reported, the impact upon those line items due to revisions and reclassifications and amounts as currently revised within the financial statements. For the six months ended June 30, 2022, the reclassification also impacted the Condensed Consolidated Statement of Cash Flows in the amount of $44 million, which increased financing cash flows offset by a decrease in operating cash flows.

Condensed Consolidated Income Statements (in millions)	As Previously Reported	Impact for the Adoption of LDTI	Impact of Revisions and Reclassifications	As Revised
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	6/30/22	6/30/22	6/30/22	6/30/22

Revenues
Fee income	$1,852	$—	$82	$1,934
Premium	32	—	—	32
Net investment income	747	—	(55)	692
Total net gains (losses) on derivatives and investments	3,867	148	—	4,015
Total revenues	6,519	148	27	6,694

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	912	(649)	11	274
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	14	—	14
Market risk benefits (gains) losses, net	—	1,184	—	1,184
Interest credited on other contract holder funds, net of deferrals and amortization	217	1	(9)	209
Operating costs and other expenses, net of deferrals	517	—	26	543
Amortization of DAC	1,198	(890)	(1)	307
Total benefits and expenses	2,868	(340)	27	2,555
Pretax income (loss)	3,651	488	—	4,139
Income tax (benefit) expense	717	128	—	845
Net income (loss)	$2,934	$360	$—	$3,294

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 22.    Revision and Reclassifications of Prior Period Financial Statements

Condensed Consolidated Income Statements (in millions)	As Previously Reported	Impact for the Adoption of LDTI	Impact of Revisions and Reclassifications	As Revised
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	6/30/22	6/30/22	6/30/22	6/30/22

Revenues
Fee income	$3,774	$—	$172	$3,946
Premium	66	—	3	69
Net investment income	1,467	—	(85)	1,382
Total net gains (losses) on derivatives and investments	5,472	(1,995)	—	3,477
Total revenues	10,820	(1,995)	90	8,915

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	1,479	(930)	25	574
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	29	—	29
Market risk benefits (gains) losses, net	—	(723)	—	(723)
Interest credited on other contract holder funds, net of deferrals and amortization	423	2	(19)	406
Operating costs and other expenses, net of deferrals	1,124	—	85	1,209
Amortization of deferred acquisition costs	1,713	(1,088)	(1)	624
Total benefits and expenses	4,783	(2,710)	90	2,163
Pretax income (loss)	6,037	715	—	6,752
Income tax (benefit) expense	1,047	186	—	1,233
Net income (loss)	$4,990	$529	$—	$5,519

23.    Subsequent Events

The Company has evaluated subsequent events through the date these Condensed Consolidated Financial Statements were issued.

Dividends Declared to Shareholders

On August 7, 2023, our Board of Directors approved a third quarter cash dividend on JFI's common stock, $0.62 per share, payable on September 14, 2023, to shareholders of record on August 31, 2023. The Company also declared a cash dividend of $0.50 per depositary share (the "Depositary Shares"), each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on October 2, 2023, to Depositary Shares shareholders of record at the close of business on August 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

The information in this Quarterly Report on Form 10-Q (this “report”) contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident” and “commit” or similar expressions. In particular, statements regarding plans, strategies, prospects, targets and expectations regarding the business and industry are forward-looking statements. They reflect expectations, are not guarantees of performance and speak only as of the dates the statements are made. We caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. Factors that could cause actual results to differ materially from those in the forward-looking statements include those reflected in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023, (the "2022 Annual Report"), as Part II, Item 7 was recast to reflect the adoption of LDTI in our Current Report on Form 8-K filed May 10, 2023, and elsewhere in Jackson Financial Inc.’s filings with the U.S. Securities and Exchange Commission (the "SEC"). Except as required by law, Jackson Financial Inc. does not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.

Item 2 | Management’s Discussion and Analysis | Available Information & Principal Definitions

Available Information

We make available free of charge, through our investor relations page of our website, investors.jackson.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statements, and any amendments to those reports or statements as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC. We use our investor relations page of our website as a routine channel for distribution of important information, including news releases, analyst presentations, financial information, and corporate governance information. The content of Jackson’s website is not incorporated by reference into this Report or in any other report or document filed with the SEC, and any references to Jackson’s website are intended to be inactive textual references only. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Principal Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI" or "Jackson Financial")
Jackson	Jackson National Life Insurance Company, a Company subsidiary.
Brooke Life	Brooke Life Insurance Company, a Company subsidiary and the direct parent company of Jackson National Life Insurance Company.
Jackson Finance	Jackson Finance, LLC, a Company subsidiary.
JNAM	Jackson National Asset Management LLC, a Company subsidiary.
PPMH	PPM Holdings, Inc., a Company subsidiary
PPM	PPM America, Inc., a subsidiary of PPMH
ACL	Allowance for credit loss
Account value or account balance	The amount of money in a customer’s account. For example, the value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Athene	Athene Life Re Ltd. and its affiliates and permitted transferees, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
Athene Reinsurance Transaction	The funds withheld coinsurance agreement entered into with Athene on June 18, 2020, effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions
AUM (Assets under management)	Investment assets that are managed by one of our subsidiaries and includes: (i) the assets in our investment portfolio managed by PPM, which excludes assets held in funds withheld accounts for reinsurance transactions, (ii) third-party assets managed by PPM, including those for Prudential and its affiliates or third parties, and (iii) the separate account assets of our Retail Annuities segment that Jackson National Asset Management, LLC ("JNAM") manages and administers.
Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may have different benefit bases.
CMBS	Commercial mortgage-backed securities
DAC (Deferred acquisition costs)	Represent the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.
Deferred tax asset or Deferred tax liability	Assets or liabilities that are recorded for the difference between book basis and tax basis of an asset or a liability.
Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.

Item 2 | Management’s Discussion and Analysis | Available Information & Principal Definitions

Fixed Index Annuity	An annuity with an ability to share in the upside from certain financial markets, such as equity indices, and provides downside protection.
Form 10	Form 10 registration statement registering the Company’s Class A Common Stock under the Securities Exchange Act of 1934, as amended, which became effective on August 6, 2021.
General account assets	The assets held in the general accounts of our insurance companies.
GIC	Guaranteed investment contract
Guarantee Fees	Fees charged on annuities for optional benefit guarantees
GMAB (Guaranteed minimum accumulation benefit)	An add-on benefit (enhanced benefits available for an additional cost) which entitles an owner to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.
GMDB (Guaranteed minimum death benefit)	An add-on benefit (enhanced benefits available for an additional cost) that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner.
GMIB (Guaranteed minimum income benefit)	An add-on benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value.
GMWB (Guaranteed minimum withdrawal benefit)	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value.
GMWB for Life (Guaranteed minimum withdrawal benefit for life)	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year, for the duration of the policyholder’s life, regardless of account performance.
MRB (Market Risk Benefit	A contract or contract feature that both provides protection to the contract holder from other-than-nominal capital market risk and exposes the insurance entity to other-than-nominal capital market risk.
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
Net flows	Net flows represent the net change in customer account balances during a period, including gross premiums, surrenders, withdrawals and benefits. Net flows exclude investment performance, interest credited to customer accounts and policy charges.
RBC (Risk-based capital)	Statutory minimum level of capital that is required by regulators for an insurer to support its operations.
RILA	A registered index-linked annuity that offers market index-linked investment options, subject to a cap, and offers a variety of guarantees designed to modify or limit losses.
RMBS	Residential mortgage-backed securities
Variable annuity	A type of annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments.
VIE	Variable interest entity

Item 2 | Management’s Discussion and Analysis | Overview & Executive Summary

Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1 of this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2022 Annual Report, as recast to reflect the adoption of LDTI in our Current Report on Form 8-K filed May 10, 2023.

Jackson Financial Inc. (“Jackson Financial”or “JFI”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life. Jackson Financial, domiciled in the United States (“U.S.”), was previously a subsidiary of Prudential plc (“Prudential”), London, England and was the holding company for Prudential’s U.S. operations. The Company's demerger from Prudential was completed on September 13, 2021 (the "Demerger"). See Note 1 to Condensed Consolidated Financial Statements for further discussion of the Demerger. Jackson Financial’s primary operating subsidiary, Jackson National Life Insurance Company, is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index, fixed and variable annuities), and various protection products, primarily whole life, universal life and variable universal life and term life insurance products in all 50 states and the District of Columbia.

Executive Summary

This executive summary of Management’s Discussion and Analysis of Financial Condition and Results of Operation highlights selected information and may not contain all the information that is important to current or potential investors in our securities. You should read this report, together with our 2022 Annual Report, as recast to reflect the adoption of LDTI in our Current Report on Form 8-K filed May 10, 2023, in its entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

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

We offer a diverse suite of annuities to retail investors in the U.S. Our variable annuities have been among the best-selling products of their kind in the U.S. primarily due to the differentiated features we offer as compared to our competitors, in particular the wider range of investment options and greater freedom to invest across multiple investment options. We also offer fixed index annuities and fixed annuities. In the fourth quarter of 2021, our primary life insurance subsidiary, Jackson and its insurance subsidiaries successfully launched Jackson Market Link ProSM and Jackson Market Link Pro AdvisorySM, a commission and an advisory based suite of registered index-linked annuities ("RILA"). Also in the fourth quarter of 2021, we entered the defined contribution market as a carrier in the AllianceBernstein Lifetime Income Strategy.

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

Item 2 | Management’s Discussion and Analysis | Executive Summary
There are several significant events involving us, including:

•Demerger from Prudential: We were previously a majority-owned subsidiary of Prudential, London, England and served as the holding company for its U.S. operations. The Demerger, or separation, from Prudential was completed on September 13, 2021, and we became then a stand-alone U.S. public company. Prudential retained an equity interest in us after the Demerger. As a result of sales subsequent to the Demerger, Prudential has no remaining equity interest in the Company as of June 30, 2023.

•Common Stock Repurchases: Since the Demerger and through June 30, 2023, we have repurchased 16,541,752 shares of our common stock for an aggregate consideration of $611 million. After giving effect to those repurchases and issuances for our share-based compensation, we had 12,570,175 shares of treasury stock and 81,910,831 shares of common stock outstanding at June 30, 2023. See Note 20 of the Notes to Condensed Consolidated Financial Statements for further information on our share repurchases.

•Inflation Reduction Act of 2022: As discussed in Note 15 of Notes to Condensed Consolidated Financial Statements in this report, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“AMT”) based on adjusted financial statement income, rather than reported taxable income, and imposed a 1% excise tax on corporate stock repurchases. The AMT provision became effective January 1, 2023. We expect that we will be subject to the AMT beginning in 2023. We expect any AMT incurred to be treated as a taxable temporary difference, and recorded as a deferred tax asset, so it is not expected to have a direct impact on total income tax expense; although it could affect our cash tax liabilities. As of June 30, 2023, we have not recorded any provision for the AMT. The calculation of adjusted financial statement income, and therefore the AMT, is subject to the issuance of regulatory guidance by the U.S. Department of the Treasury, which is expected throughout 2023. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense. We continue to monitor developments and regulations associated with the IRA for any potential future impacts on our business, financial condition, results of operations and cash flows.

An understanding of several key operating measures, including sales, account value, net flows, benefit base and assets under management ("AUM"), is helpful in evaluating our results. See “Key Operating Measures” below. Finally, we are affected by various economic, industry and regulatory trends, which are described below under “Macroeconomic, Industry and Regulatory Trends.”

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

Item 2 | Management’s Discussion and Analysis | Key Operating Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Sales
Variable annuities	$2,448	$3,633	$4,922	$8,208
RILA	541	490	1,074	689
Fixed Index Annuities	76	13	138	32
Fixed Annuities (1)	39	6	110	10
Total Retail Annuity Sales	3,104	4,142	6,244	8,939

Total Institutional Product Sales	304	201	953	1,176

Total Sales	$3,408	$4,343	$7,197	$10,115
(1) Includes payout annuities

For the three and six months ended June 30, 2023, total sales decreased by $935 million and $2,918 million compared to the three and six months ended June 30, 2022, respectively. Lower retail sales were primarily due to decreased sales of our variable annuities with lifetime living benefits, partially offset by RILA sales. In addition, sales of our institutional products were higher by $103 million and lower by $223 million, compared to the three and six months ended June 30, 2022, respectively. Sales of fixed index and fixed annuities increased in 2023 due to the higher interest rate environment, which enabled more favorable pricing actions.

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

	June 30, 2023	December 31, 2022
	(in millions)
Account Value
GMWB For Life	$162,115	$149,706
GMWB	6,004	5,674
GMIB	1,366	1,356
No Living Benefits	52,227	49,073
Total Variable Annuity Account Value	221,712	205,809

RILA	3,144	1,875

Fixed Index Annuity (1)	559	415
Fixed Annuity (1)	1,205	1,219
Total Fixed & Fixed Index Annuity Account Value (1)	1,764	1,634

Payout Annuity(1)	646	649

Total Retail Annuities Account Value (1)	$227,266	$209,967

Total Institutional Products Account Value	$8,887	$9,019

Total Closed Life and Annuity Blocks Account Value (1)	$8,187	$8,288

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net Flows:
Variable Annuity	$(2,045)	$(300)	$(3,819)	$(298)
RILA	524	489	1,040	687
Fixed Index Annuity (1)	65	18	135	33
Fixed Annuity (1)	(10)	(8)	(21)	(13)
Payout Annuity (1)	(11)	(15)	(37)	(44)
Total Retail Annuities Net Flows (1)	(1,477)	184	(2,702)	365
Net flows ceded	(996)	(564)	(2,199)	(1,150)
Total Retail Annuities net flows, gross of reinsurance	$(2,473)	$(380)	$(4,901)	$(785)

Total Institutional Products Net Flows	$100	$(667)	$(291)	$(351)

Total Closed Life and Annuity Blocks Net Flows (1)	$(85)	$(59)	$(132)	$(139)

(1) Net of reinsurance.

Net flows, net of reinsurance, decreased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, driven by decreased variable annuity sales.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Benefit Base

Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit, and therefore may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$52,227	N/A	$49,073	N/A
By Guaranteed Living Benefits:
GMWB for Life	162,115	190,138	149,706	189,814
GMWB	6,004	5,510	5,674	5,655
GMIB (1)	1,366	1,836	1,356	1,929
Total	$221,712	$197,484	$205,809	$197,398

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$26,674	N/A	$25,049	N/A
Return of Premium	170,056	138,333	157,339	138,419
Highest Anniversary Value	12,954	13,928	12,128	14,272
Rollup	3,351	4,591	3,229	4,695
Combination HAV/Rollup	8,677	10,213	8,064	10,297
Total	$221,712	$167,065	$205,809	$167,683

(1) Substantially all our GMIB benefits are reinsured.

Assets Under Management

AUM, or assets under management, refers to investment assets that are managed by one of our subsidiaries and includes: (i) the assets in our investment portfolio managed by PPM, which excludes assets held in funds withheld accounts for reinsurance transactions, (ii) third-party assets managed by PPM, including those for our former parent, and other third parties, and (iii) the separate account assets of our Retail Annuities segment that Jackson National Asset Management LLC ("JNAM") manages and administers. Total AUM reflects exclusions between segments to avoid double counting. We believe AUM is a useful metric for understanding, among other things, the sources of our earnings, net investment income and performance of our invested assets, customer directed investments and risk management priorities.

	June 30,	December 31,
	2023	2022
	(in millions)
Jackson Invested Assets	$43,096	$44,486
Third Party Invested Assets (including CLOs)	27,175	26,993
Total PPM AUM	70,271	71,479
Total JNAM AUM	236,131	219,070
Total AUM	$306,402	$290,549

PPM manages the majority of our investment portfolio and provides investment management services to our former parent's affiliates in Asia, former affiliates in the United Kingdom, and other third parties across markets, including public fixed income, private equity, private debt and commercial real estate.

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

Macroeconomic and Financial Market Conditions

Our business and results of operations are affected by macroeconomic factors. The level of interest rates and shape of the yield curve, credit and equity market performance and equity volatility, regulation, tax policy, the level of U.S. employment, inflation and the overall economic growth rate can affect both our short- and long-term profitability. Monetary and fiscal policy in the U.S., or similar actions in foreign nations, could result in increased volatility in financial markets, including interest rates, currencies and equity markets, and could impact our business in both the short-term and medium-term. Political events, including precautions with future pandemics, civil unrest, tariffs or other barriers to international trade, and the effects that these or other political events could have on levels of economic activity, could also impact our business through impacts on consumers’ behavior or impact on financial markets.

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

In early March through late April, several regional U.S. banks were taken over by federal regulators with the Federal Deposit Insurance Corporation ("FDIC") named as the receiver. These bank failures raised concern among investors and depositors regarding the solvency and liquidity of regional banks across the country, leading to increased stress on the banking sector. In response, the FDIC invoked a systemic risk exception allowing the government to ensure repayment of all amounts on deposit at the failed banks. We continue to monitor and analyze the ongoing situation in the banking sector. Except for assets held as part of reinsurance arrangements within our funds withheld portfolios, where the Company does not have exposure to default risk, the Company's general account portfolio had no exposure to Silicon Valley Bank ("SVB"), Signature Bank, First Republic Bank, and Credit Suisse Additional Tier 1 debt as of June 30, 2023.

Equity Market Environment

Our financial performance is impacted by the performance of equity markets. For example, our variable annuities earn fees based on the account value, which changes with equity market levels. After a very volatile 2020, U.S. equity markets performed well in 2021, with the S&P 500 generally at or near all-time highs throughout the year. In 2022, equity markets declined, and equity volatility increased, resulting in higher hedging costs. While that reversed in the first half of 2023 (as equity markets increased and equity volatility eased), the financial performance of our hedging program could be impacted by any future large directional market movements, or periods of high volatility. In particular, our hedges could be less effective in periods of large directional movements or we could experience more frequent or more costly rebalancing in periods of high volatility, which would lead to adverse performance versus our hedge targets and increased hedging costs. Further, we are also exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance is perfectly correlated to the performance of the funds into which customers allocate their assets. We make funds available to customers where we believe we can transact in sufficiently correlated hedge assets, and we anticipate some variance in the performance of our hedge assets and customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our hedge results relative to our hedge targets and U.S GAAP results.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Interest Rate Environment

The interest rate environment has affected, and will continue to affect our business and financial performance in the future for the following reasons:

•Periods of sharp rises in interest rates, as we have seen recently as a result of the Federal Reserve's actions impact investment related activity including investment income returns, net investment spread results, new money rates, mortgage loan prepayments, and bond redemptions. Due to increases in interest rates, the yield on new investments has generally exceeded the yield on asset maturities and redemptions (runoff yield). Rising interest rates also impact the hedging results of our variable annuity business as the market value of interest rate hedges decline driving immediate hedging losses. We would expect lower hedging costs and reduced levels of hedging going forward. Further, we expect near-term hedging losses from rising rates may be more than offset by changes in the fair value of the related guaranteed benefit liabilities as was the case for the six months ended June 30, 2023.

•Interest rate increases also expose us to disintermediation risk, where higher rates make currently sold fixed annuity products more attractive while simultaneously reducing the market value of assets backing our liabilities. This creates an incentive for our customers to lapse their products in an environment where selling assets causes us to realize losses.

•Additionally, our statutory total adjusted capital ("TAC") may be negatively impacted by rising rates due to minimum required reserving levels (i.e., cash surrender value floor) when reserve releases are limited and unable to offset interest rate hedging losses. The RBC ratio may increase or decrease depending on the interaction between movements in TAC and movements in statutory required capital (the company action level, or "CAL”), which could impact available dividends from our insurance subsidiaries. CAL will generally decline in rising interest rate environments. However, at times the cash surrender value floor materially affects the CAL calculation (in addition to reserves), rising rates can, and have, negatively affected the RBC ratio as well.We are considering additional methods of moderating the impact of the cash surrender value floor on TAC, CAL and RBC. The implementation of any such method would be subject to Board and regulatory approval. We can provide no assurance that any such method will be approved or the timing or impact of any adoption and implementation.

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

•Finally, some of our annuities have guaranteed minimum interest crediting rates (“GMICRs”) that limit our ability to reduce crediting rates. If earnings on our investment portfolio decline, those GMICRs may result in net investment spread compression that negatively impacts earnings. Many of our annuities have GMICRs that reset at contractually specified times after issue, subject to a contractually specified minimum GMICR. In the current rising interest rate environment, the interest crediting rate on those GMICRs has increased. Conversely, in a falling interest rate environment they will eventually decrease; however, there may be a lag between interest rate movements and the GMICR reset, temporarily limiting our ability to lower crediting rates. When policies have comparatively high GMICRs, in a subsequent low interest rate environment more customers are expected to hold on to their policies, which may result in lower lapses than previously expected.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Credit Market Environment

Our financial performance is impacted by conditions in fixed income markets. After tightening in 2021, credit spreads widened in 2022 and remained relatively unchanged in the first half of 2023. As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation is generally reflected in our AOCI. The revaluation will impact net income for realized gains or losses from the sale of securities, the change in fair value of trading securities or securities carried at fair value under the fair value election, or potential changes in the allowance for credit loss ("ACL"). In addition, if credit conditions deteriorate due to a recession or other negative credit events in capital markets, we could experience an increase in defaults and other-than-temporary-impairments (“OTTI”).

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

Cybersecurity Event

Progress Software Corporation disclosed a zero-day vulnerability, which is a previously unknown flaw, in its MOVEit Transfer software (“MOVEit”) that could enable malicious actors to gain unauthorized access to sensitive files and information. MOVEit is now the subject of a widely reported cybersecurity event impacting numerous organizations and governmental agencies.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Jackson determined that Jackson’s information at one of our third-party vendors, Pension Benefit Information, LLC (“PBI”), was impacted by this event. Jackson, and many other insurance carriers, use PBI to satisfy our regulatory obligations to search various databases to determine the death of certain life insurance policyholders or annuity contract holders. This service helps Jackson to identify possible beneficiaries for death benefits. According to PBI, an unknown actor exploited the MOVEit flaw to access PBI’s systems and download certain data. Our current assessment indicates that personally identifiable information relating to approximately 850,000 of Jackson’s customers was obtained by that unknown actor from PBI’s systems. PBI has informed Jackson that it has rectified the MOVEit vulnerability.

Separately, Jackson experienced unauthorized access to two servers as a result of the MOVEit zero-day vulnerability, however, the scope and nature of the data accessed on those servers was significantly less than the PBI impact. Notably, the unauthorized actor did not gain access to any other systems or software, there was no interruption of Jackson’s business operations, and we believe there was no impact to our financial results. Jackson, with assistance of third-party cybersecurity specialists, promptly launched an investigation into the unauthorized access, secured Jackson’s servers, patched the identified MOVEit vulnerability, and conducted a forensic analysis. Our assessment is that a subset of information relating to certain partner organizations and individuals, including certain customers of Jackson, was obtained from the two affected servers.

Jackson notified law enforcement, as well as our primary insurance regulators, and we will continue to keep them informed. Further, we have completed appropriate notification to the affected individuals and applicable regulators. In addition, affected individuals are eligible to receive credit monitoring and identity theft services.

At this time, we do not believe the incident has a material adverse effect on the business, operations, or financial results of Jackson Financial.

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

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
Adjusted Operating Earnings equals our Net income (loss) attributable to Jackson Financial Inc. common shareholders (which excludes income attributable to non-controlling interest and dividends on preferred stock) adjusted to eliminate the impact of the following items:

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

2.Net Realized Investment Gains and Losses: Comprised of: (i) realized investment gains and losses associated with the periodic sales or disposals of securities, excluding those held within our trading portfolio; and (ii) impairments of securities, after adjustment for the non-credit component of the impairment charges. These items are excluded from pretax adjusted operating earnings as they may vary significantly from period to period due to near-term market conditions and therefore are not directly comparable or reflective of the underlying performance of our business. We believe this approach provides investors a better picture of the drivers of our underlying performance.

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

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
The following is a reconciliation of Adjusted Operating Earnings to net income (loss) attributable to Jackson Financial Inc. common shareholders, the most comparable U.S. GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net income (loss) attributable to Jackson Financial Inc common shareholders	$1,204	$3,263	$(293)	$5,457
Add: dividends on preferred stock	13	—	13	—
Add: income tax expense (benefit)	245	845	(313)	1,233
Pretax income (loss) attributable to Jackson Financial Inc	1,462	4,108	(593)	6,690
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(781)	(765)	(1,561)	(1,529)
Net movement in freestanding derivatives	1,911	(2,847)	4,423	(1,371)
Market risk benefits (gains) losses, net	(2,570)	1,184	(2,744)	(723)
Net reserve and embedded derivative movements	194	—	383	40
Amortization of DAC associated with non-operating items at date of transition to LDTI	149	166	302	339
Assumption changes	—	—	—	—
Total guaranteed benefits and net hedging results	(1,097)	(2,262)	803	(3,244)
Net realized investment (gains) losses	40	(5)	108	125
Net realized investment (gains) losses on funds withheld assets	134	(1,077)	807	(2,105)
Net investment income on funds withheld assets	(252)	(364)	(559)	(624)
Loss on funds withheld reinsurance transaction	—	—	—	—
Other items	18	64	41	67
Total non-operating adjustments	(1,157)	(3,644)	1,200	(5,781)
Pretax adjusted operating earnings	305	464	607	909
Less: operating income tax expense (benefit)	9	57	40	125
Adjusted operating earnings before dividends on preferred stock	296	407	567	784
Less: dividends on preferred stock	13	—	13	—
Adjusted operating earnings	$283	$407	$554	$784

Adjusted Book Value Attributable to Common Shareholders and Adjusted Operating ROE Attributable to Common Shareholders

We use Adjusted Operating Return on Equity ("ROE") Attributable to Common Shareholders to manage our business and evaluate our financial performance. Adjusted Operating ROE Attributable to Common Shareholders excludes items that vary from period to period due to accounting treatment under U.S. GAAP or that are non-recurring in nature, as such items may distort the underlying performance of our business. We calculate Adjusted Operating ROE Attributable to Common Shareholders by dividing our Adjusted Operating Earnings by average Adjusted Book Value Attributable to Common Shareholders. Adjusted Book Value Attributable to Common Shareholders excludes Preferred Stock and AOCI attributable to Jackson Financial Inc. AOCI attributable to Jackson Financial Inc. does not include AOCI arising from investments held within the funds withheld account related to the Athene Reinsurance Transaction. We exclude AOCI attributable to Jackson Financial Inc. from Adjusted Book Value Attributable to Common Shareholders because our invested assets are generally invested to closely match the duration of our liabilities, which are longer duration in nature, and therefore we believe period-to-period fair market value fluctuations in AOCI to be inconsistent with this objective. We believe excluding AOCI attributable to Jackson Financial Inc. is more useful to investors in analyzing trends in our business. Changes in AOCI within the funds withheld account related to the Athene Reinsurance Transaction offset the related non-operating earnings from the Athene Reinsurance Transaction resulting in a minimal net impact on Adjusted Book Value of Jackson Financial Inc.

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

The following is a reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity and a comparison of Adjusted Operating ROE Attributable to Common Shareholders to ROE Attributable to Common Shareholders, the most comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$1,204	$3,263	$(293)	$5,457
Adjusted Operating Earnings	283	407	554	784

Total shareholders' equity	$8,652	$9,706	$8,652	$9,706
Less: Preferred stock	533	—	533	—
Total common shareholders' equity	8,119	9,706	8,119	9,706

Adjustments to total common shareholders’ equity:
Exclude AOCI attributable to Jackson Financial Inc. (1)	1,435	62	1,435	62
Adjusted Book Value Attributable to Common Shareholders	$9,554	$9,768	$9,554	$9,768

ROE Attributable to Common Shareholders	59.4%	145.8%	(7.1)%	128.2%
Adjusted Operating ROE Attributable to Common Shareholders on average equity	12.5%	18.7%	11.8%	19.6%

(1) Excludes $(1,930) million and $(1,677) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of June 30, 2023 and 2022, respectively, are not attributable to Jackson Financial Inc. and are therefore not included as an adjustment to total shareholders’ equity in the reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Condensed Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenues
Fee income	$1,913	$1,934	$3,801	$3,946
Premiums	52	32	77	69
Net investment income:
Net investment income excluding funds withheld assets	420	328	835	758
Net investment income on funds withheld assets	252	364	559	624
Total net investment income	672	692	1,394	1,382
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(2,112)	2,938	(4,838)	1,372
Net gains (losses) on funds withheld reinsurance treaties	(134)	1,077	(807)	2,105
Total net gains (losses) on derivatives and investments	(2,246)	4,015	(5,645)	3,477
Other income	19	21	34	41
Total revenues	410	6,694	(339)	8,915

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	241	274	469	574
(Gain) loss from updating future policy benefits cash flow assumptions, net	10	14	24	29
Market risk benefits (gains) losses, net	(2,570)	1,184	(2,744)	(723)
Interest credited on other contract holder funds, net of deferrals and amortization	295	209	580	406
Interest expense	58	24	101	44
Operating costs and other expenses, net of deferrals	620	543	1,236	1,209
Amortization of deferred acquisition costs	291	307	584	624
Total benefits and expenses	(1,055)	2,555	250	2,163
Pretax income (loss)	1,465	4,139	(589)	6,752
Income tax expense (benefit)	245	845	(313)	1,233
Net income (loss)	1,220	3,294	(276)	5,519
Less: Net income (loss) attributable to noncontrolling interests	3	31	4	62
Net income (loss) attributable to Jackson Financial Inc.	1,217	3,263	(280)	5,457
Less: Dividends on preferred stock	13	—	13	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$1,204	$3,263	$(293)	$5,457

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

Pretax Income (Loss)

Our pretax income (loss) decreased by $2,674 million to $1,465 million for the three months ended June 30, 2023, from $4,139 million for the three months ended June 30, 2022 primarily due to:

•$6,261 million decrease in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Three Months Ended June 30,
	2023	2022	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(40)	$5	$(45)

Net gains (losses) on freestanding derivatives	(1,952)	2,869	(4,821)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(120)	64	(184)
Net gains (losses) on derivative instruments	(2,072)	2,933	(5,005)
Net gains (losses) on funds withheld reinsurance	(134)	1,077	(1,211)
Total net gains (losses) on derivatives and investments	$(2,246)	$4,015	$(6,261)

◦Freestanding derivative losses from our equity derivatives during the three months ended June 30, 2023 primarily driven by market increases in 2023, compared to decreases in the prior year.
◦Losses recognized on funds withheld reinsurance were driven by the significant rise in interest rates during 2022 which resulted in income reported for the movement in the embedded derivative compared to 2023, which were more stable; and

•$86 million increase in interest credited on contract holder funds, net of deferrals, primarily due to an increase in flexible annual minimum interest rates on variable annuity general account funds and higher crediting rates on new institutional business; and
•$77 million increase in operating costs and other expenses, net of deferrals, primarily due to an increase in incentive compensation and deferred compensation expenses during the three months ended June 30, 2023 compared to the prior year quarter.
•$34 million higher interest expense incurred during the three months ended June 30, 2023 primarily related to interest on our repurchase agreements and other short-term borrowings;

These decreases were partially offset by:

•$3,754 million favorable movements in market risk benefits (gains) losses, net, primarily driven by positive fund performance during the three months ended June 30, 2023 as compared to negative fund performance in the prior year quarter. This was partially offset by smaller increases in interest rates in the current quarter compared to the prior year quarter.

Income Taxes

Income tax expense decreased $600 million to an expense of $245 million for the three months ended June 30, 2023, from an expense of $845 million for the three months ended June 30, 2022. The provision for income tax in the current period led to an effective income tax rate ("ETR") of 17% for the three months ended June 30, 2023 compared to the 2022 ETR of 21%. The expense during the three months ended June 30, 2023 decreased primarily due to the relationship of the taxable income to the consolidated pre-tax income. Our ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of tax credits. See Note 15 of Notes to Consolidated Financial Statements in our audited Consolidated Financial Statements, as recast in our Current Report on Form 8-K filed May 10, 2023 and Note 15 of Notes to Condensed Consolidated Financial Statements in this report for more information.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

Pretax Income (Loss)

Our pretax income (loss) decreased by $7,341 million to $(589) million for the six months ended June 30, 2023, from $6,752 million for the six months ended June 30, 2022 primarily due to:
•$9,122 million decrease in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Six Months Ended June 30,
	2023	2022	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(108)	$(125)	$17

Net gains (losses) on freestanding derivatives	(4,501)	1,429	(5,930)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(229)	68	(297)
Net gains (losses) on derivative instruments	(4,730)	1,497	(6,227)
Net gains (losses) on funds withheld reinsurance	(807)	2,105	(2,912)
Total net gains (losses) on derivatives and investments	$(5,645)	$3,477	$(9,122)
◦Freestanding derivative losses on our equity derivatives primarily driven by market increases in 2023, compared to decreases in the prior year, partially offset by lower amounts of losses within our interest rate related hedge instruments, reflecting slight decreases in interest rates, compared to increasing interest rates in the prior year.
◦Losses recognized on funds withheld reinsurance were driven by the significant rise in interest rates during 2022 which resulted in income reported for the movement in the embedded derivative, compared to 2023 which were more stable; and
•$174 million increase in interest credited on contract holder funds, net of deferrals, primarily due to an increase in flexible annual minimum interest rates on variable annuity general account funds and higher crediting rates on new institutional business;
•$145 million decrease in fee income primarily due to lower average separate account values compared to prior year;
•$57 million higher interest expense incurred during 2023 primarily related to interest on our senior notes, repurchase agreements and other short-term borrowings; and
•$27 million increase in operating costs and other expenses, net of deferrals, primarily due to an increase in deferred compensation expenses during 2023 compared to the prior year, partially offset by lower asset-based non-deferrable commissions and lower sub-advisor expenses due to lower account values.

These decreases were partially offset by:
•$2,021 million favorable movements in market risk benefits (gains) losses, net, primarily driven by positive separate account returns as compared to negative separate account returns in the prior year. This was partially offset by less favorable movements in interest rates in 2023, compared to prior year; and
•$110 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating actual benefit cash flows used in the net premium ratio, partially offset by a $25 million increase in our allowance for reinsurance credit losses related to a specific reinsurer which was recently ordered into liquidation.

Income Taxes

Income tax expense decreased $1,546 million to a tax benefit of $313 million for the six months ended June 30, 2023, from an expense of $1,233 million for the six months ended June 30, 2022. The provision for income tax in the current period led to an ETR of 53% for the six months ended June 30, 2023 compared to the 2022 ETR of 18%. The change in the ETR during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to the relationship of taxable income to consolidated pre-tax income. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of tax credits. See Note 15 of Notes to Consolidated Financial Statements in our audited Consolidated Financial Statements, as recast in our Current Report on Form 8-K filed May 10, 2023 and Note 15 of Notes to Condensed Consolidated Financial Statements in this report for more information.

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

Pretax Adjusted Operating Earnings by Segment

The following table summarizes pretax adjusted operating earnings (non-GAAP) from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated GAAP basis. Also, see Note 3 of the Notes to Condensed Consolidated Financial Statements for further information regarding the calculation of pretax adjusted operating earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$328	$425	$684	$850
Institutional Products	17	19	26	42
Closed Life and Annuity Blocks	7	12	(13)	3
Corporate and Other	(47)	8	(90)	14
Pretax Adjusted Operating Earnings	305	464	607	909
Non-operating adjustments income (loss):
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	781	765	1,561	1,529
Net movement in freestanding derivatives	(1,911)	2,847	(4,423)	1,371
Market risk benefits gains (losses), net	2,570	(1,184)	2,744	723
Net reserve and embedded derivative movements	(194)	—	(383)	(40)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(149)	(166)	(302)	(339)
Total guaranteed benefits and hedging results	1,097	2,262	(803)	3,244
Net realized investment gains (losses)	(40)	5	(108)	(125)
Net realized investment gains (losses) on funds withheld assets	(134)	1,077	(807)	2,105
Net investment income on funds withheld assets	252	364	559	624
Other items	(18)	(64)	(41)	(67)
Total pre-tax reconciling items	1,157	3,644	(1,200)	5,781
Pretax income (loss) attributable to Jackson Financial Inc	1,462	4,108	(593)	6,690
Income tax expense (benefit)	245	845	(313)	1,233
Net income (loss) attributable to Jackson Financial Inc	1,217	3,263	(280)	5,457
Less: Dividends on preferred stock	13	—	13	—
Net income (loss) attributable to Jackson Financial Inc common shareholders	$1,204	$3,263	$(293)	$5,457

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$1,002	$1,034	$1,977	$2,142
Premiums	6	—	10	3
Net investment income	130	113	266	227
Income (loss) on operating derivatives	(12)	7	(22)	18
Other income	10	11	19	22
Total Operating Revenues	1,136	1,165	2,250	2,412

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	12	16	(3)	48
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	1	(2)	(2)
Interest credited on other contract holder funds, net of deferrals and amortization	96	61	194	118
Interest expense	32	6	49	11
Operating costs and other expenses, net of deferrals	529	515	1,051	1,107
Amortization of deferred acquisition costs	139	141	277	280
Total Operating Benefits and Expenses	808	740	1,566	1,562

Pretax Adjusted Operating Earnings	$328	$425	$684	$850
The following table summarizes a roll-forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$218,770	$242,951	$209,967	$260,135
Premiums and deposits	3,154	4,210	6,351	9,062
Surrenders, withdrawals, and benefits	(4,631)	(4,026)	(9,053)	(8,697)
Net flows	(1,477)	184	(2,702)	365
Investment performance	10,483	(33,310)	21,011	(50,037)
Change in value of equity option	117	(63)	225	(67)
Interest credited	96	60	195	116
Policy charges and other	(723)	(691)	(1,430)	(1,381)
Balance as of end of period, net of ceded reinsurance	227,266	209,131	227,266	209,131
Ceded reinsurance	20,093	23,921	20,093	23,921
Balance as of end of period, gross of reinsurance	$247,359	$233,052	$247,359	$233,052

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $97 million to $328 million for the three months ended June 30, 2023 from $425 million for the three months ended June 30, 2022 primarily due to:

•$32 million decrease in fee income primarily due to lower average separate account values compared to prior year;
•$26 million increase in interest expense incurred in the current year primarily related to interest on our repurchase agreements and other short-term borrowings;
•$19 million decrease in income (loss) on operating derivatives primarily due to the increase in floating rates in 2023;
•$18 million decrease in spread income primarily due to $35 million higher interest credited driven by resetting minimum interest crediting rates on variable annuity fixed rate options in the first quarter of 2023, partially offset by $17 million higher investment income; and
•$14 million increase in operating costs and other expenses, net of deferrals, primarily due to an increase in incentive compensation and deferred compensation expenses in 2023.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $166 million to $684 million for the six months ended June 30, 2023 from $850 million for the six months ended June 30, 2022 primarily due to:

•$165 million decrease in fee income primarily due to lower average separate account values compared to prior year;
•$40 million decrease in income on operating derivatives primarily due to the increase in floating rates during 2023;
•$38 million increase in interest expense incurred in the current year primarily related to interest on our repurchase agreements and other short-term borrowings; and
•$37 million decrease in spread income primarily due to $76 million higher interest credited driven by resetting minimum interest crediting rates on variable annuity fixed rate options in the first quarter of 2023, partially offset by $39 million higher investment income.

These decreases were partially offset by:

•$56 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower asset-based non-deferrable commissions and lower sub-advisor expenses due to lower account values during 2023, partially offset by an increase in deferred compensation expenses in 2023; and
•$51 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to lower other policyholder benefits in 2023.

Account Value

Retail annuities account value, net of reinsurance, increased $18.1 billion between periods primarily due to positive variable annuity separate account returns driven by favorable market performance in 2023, as well as positive RILA net flows over the period.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$119	$72	$221	$136
Income (loss) on operating derivatives	(13)	(4)	(25)	(5)
Total Operating Revenues	106	68	196	131

Operating Benefits and Expenses
Interest credited on other contract holder funds, net of deferrals and amortization	84	47	160	86
Interest expense	4	—	8	—
Operating costs and other expenses, net of deferrals	1	2	2	3
Total Operating Benefits and Expenses	89	49	170	89

Pretax Adjusted Operating Earnings	$17	$19	$26	$42

The following table summarizes a roll-forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Institutional Products:
Balance as of beginning of period	$8,691	$9,173	$9,019	$8,830
Premiums and deposits	304	201	953	1,176
Surrenders, withdrawals, and benefits	(204)	(868)	(1,244)	(1,527)
Net flows	100	(667)	(291)	(351)
Credited Interest	84	47	160	86
Policy Charges and other	12	(70)	(1)	(82)
Balance as of end of period	$8,887	$8,483	$8,887	$8,483

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $2 million to $17 million for the three months ended June 30, 2023 from $19 million for the three months ended June 30, 2022 primarily due to increased interest credited on contract holder funds due to higher crediting rates on new business and increased losses on operating derivatives, partially offset by higher investment income.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $16 million to $26 million for the six months ended June 30, 2023 from $42 million for the six months ended June 30, 2022 primarily due to increased interest credited on contract holder funds due to higher crediting rates on new business and increased losses on operating derivatives, partially offset by higher investment income.

Account Value

Institutional product account value increased from $8,483 million at June 30, 2022 to $8,887 million at June 30, 2023. The increase in account value was driven by new issuances, partially offset by continued maturities of the existing contracts and funding agreements.

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Closed Block Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$116	$119	$233	$240
Premiums	49	35	72	72
Net investment income	175	167	352	356
Income (loss) on operating derivatives	(14)	13	(24)	28
Other income	6	9	10	17
Total Operating Revenues	332	343	643	713

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	154	194	317	419
(Gain) loss from updating future policy benefits cash flow assumptions, net	11	14	27	32
Interest credited on other contract holder funds, net of deferrals and amortization	115	101	226	202
Operating costs and other expenses, net of deferrals	42	19	81	51
Amortization of deferred acquisition costs	3	3	5	6
Total Operating Benefits and Expenses	325	331	656	710

Pretax Adjusted Operating Earnings	$7	$12	$(13)	$3

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $5 million to $7 million for the three months ended June 30, 2023 from $12 million for the three months ended June 30, 2022 primarily due to:

•$27 million decrease in income on operating derivatives primarily due to the increase in floating rates during 2023; and
•$23 million increase in operating costs and other expenses, net of deferrals, primarily due to an increase in incentive compensation and deferred compensation expenses in 2023.

These decreases were partially offset by:

•$43 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating actual benefit cash flows used in the net premium ratio, partially offset by a $25 million increase in our allowance for reinsurance credit losses related to a specific reinsurer which was recently ordered into liquidation.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $16 million to $(13) million for the six months ended June 30, 2023 from $3 million for the six months ended June 30, 2022 primarily due to:

•$52 million decrease in income on operating derivatives primarily due to the increase in floating rates during 2023; and
•$30 million increase in operating costs and other expenses, net of deferrals, primarily due to an increase in deferred compensation expenses in 2023; and
•$24 million increase in interest credited related to persistency bonuses in 2023.

These decreases were partially offset by:

•$107 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating actual benefit cash flows used in the net premium ratio, partially offset by a $25 million increase in our allowance for reinsurance credit losses related to a specific reinsurer which was recently ordered into liquidation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$13	$14	$26	$30
Net investment income	11	9	33	43
Income (loss) on operating derivatives	(4)	8	(8)	18
Other income	3	1	5	2
Total Operating Revenues	23	32	56	93

Operating Benefits and Expenses
Interest expense	22	18	44	33
Operating costs and other expenses, net of deferrals	48	6	102	46
Total Operating Benefits and Expenses	70	24	146	79

Pretax Adjusted Operating Earnings	$(47)	$8	$(90)	$14

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $55 million to $(47) million for the three months ended June 30, 2023 from $8 million for the three months ended June 30, 2022 primarily due to the following:

•$42 million increase in operating costs and other expenses, net of deferrals, primarily due to an increase in incentive compensation and deferred compensation expenses in 2023; and
•$12 million decrease in income on operating derivatives primarily due to the increase in floating rates in 2023.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $104 million to $(90) million for the six months ended June 30, 2023 from $14 million for the six months ended June 30, 2022 primarily due to the following:

•$56 million increase in operating costs and other expenses, net of deferrals, primarily due an increase in deferred compensation expenses in 2023; and
•$26 million decrease in income on operating derivatives primarily due to the increase in floating rates in 2023.
•$11 million higher interest expense incurred in the current year primarily related to our senior notes.

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

Investment Strategy

Our overall investment strategy is to maintain a diversified and largely investment grade fixed income portfolio that is capital efficient, achieves risk-adjusted returns that support competitive pricing for our products, generates profitable growth of our business and maintains adequate liquidity to support our obligations. The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate, see Note 8 - Reinsurance of Notes to Condensed Consolidated Financial Statements for further details. We may also use other third-party investment managers for certain niche asset classes. As of June 30, 2023, Apollo managed $17.9 billion of cash and investments and other third-party investment managers managed approximately $208 million of investments.

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

As of June 30, 2023 and December 31, 2022, we had total investments of $64.3 billion and $65.9 billion, respectively.

Item 2 | Management’s Discussion and Analysis | Investments
Portfolio Composition

The following table summarizes the carrying values of our investments:

	June 30, 2023			December 31, 2022
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$29,978	$12,085	$42,063	$28,867	$13,622	$42,489
Debt Securities, at fair value under fair value option	2,049	161	2,210	2,014	159	2,173
Debt securities, trading, at fair value	101	—	101	100	—	100
Equity securities, at fair value	119	148	267	316	77	393
Mortgage loans, net of allowance for credit losses	7,001	3,302	10,303	6,840	4,127	10,967
Mortgage loans, at fair value under fair value option	—	509	509	—	582	582
Policy loans	930	3,451	4,381	942	3,435	4,377
Freestanding derivative instruments	912	34	946	1,192	78	1,270
Other invested assets	2,865	638	3,503	2,802	793	3,595
Total investments	$43,955	$20,328	$64,283	$43,073	$22,873	$65,946

Available-for-sale debt securities decreased to $42,063 million at June 30, 2023 from $42,489 million at December 31, 2022, primarily due to an increase in net unrealized losses. The amortized cost of available-for-sale debt securities decreased from $48,798 million as of December 31, 2022 to $47,872 million as of June 30, 2023. Further, net unrealized losses were $6,286 million as of December 31, 2022 compared to $5,792 million as of June 30, 2023.

Other Invested Assets

Other invested assets decreased to $3,503 million at June 30, 2023 from $3,595 million at December 31, 2022, primarily due to a sale of limited partnerships in the funds withheld portfolio.

Debt Securities

At June 30, 2023 and December 31, 2022, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

Item 2 | Management’s Discussion and Analysis | Investments

June 30, 2023	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,630	$—	$—	$961	$4,669
Other government securities	1,685	3	1	221	1,462
Corporate securities
Utilities	5,974	—	26	669	5,331
Energy	3,061	1	8	349	2,719
Banking	2,179	1	2	220	1,960
Healthcare	3,184	—	9	407	2,786
Finance/Insurance	4,457	4	8	568	3,893
Technology/Telecom	2,369	1	5	264	2,109
Consumer goods	2,578	—	13	350	2,241
Industrial	1,755	—	8	156	1,607
Capital goods	2,054	—	4	177	1,881
Real estate	1,665	—	1	217	1,449
Media	1,233	—	2	155	1,080
Transportation	1,469	—	1	199	1,271
Retail	1,292	—	4	162	1,134
Other (1)	2,127	—	3	163	1,967
Total Corporate Securities	35,397	7	94	4,056	31,428
Residential mortgage-backed	456	6	12	52	410
Commercial mortgage-backed	1,676	—	—	185	1,491
Other asset-backed securities	5,338	—	12	436	4,914
Total Debt Securities	$50,182	$16	$119	$5,911	$44,374

(1) No single remaining industry exceeds 3% of the portfolio.

December 31, 2022	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$6,192	$—	$1	$1,008	$5,185
Other government securities	1,719	2	1	251	1,467
Corporate securities
Utilities	5,893	—	27	695	5,225
Energy	3,006	10	7	390	2,613
Banking	1,994	—	2	234	1,762
Healthcare	2,956	—	8	439	2,525
Finance/Insurance	4,497	4	8	621	3,880
Technology/Telecom	2,333	1	2	296	2,038
Consumer goods	2,463	—	10	378	2,095
Industrial	1,675	—	8	173	1,510
Capital goods	1,982	—	3	196	1,789
Real estate	1,723	—	1	225	1,499
Media	1,230	—	1	175	1,056
Transportation	1,576	—	3	214	1,365
Retail	1,312	—	5	182	1,135
Other (1)	2,056	—	1	178	1,879
Total Corporate Securities	34,696	15	86	4,396	30,371
Residential mortgage-backed	510	6	19	59	464
Commercial mortgage-backed	1,821	—	—	183	1,638
Other asset-backed securities	6,133	—	8	504	5,637
Total Debt Securities	$51,071	$23	$115	$6,401	$44,762

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

	June 30,	December 31,
	2023	2022
	(in millions)
Common Stock	$72	$82
Preferred Stock	176	133
Mutual Funds	19	178
Total	$267	$393

Mortgage Loans

Commercial mortgage loans of $9.7 billion and $10.2 billion at June 30, 2023 and December 31, 2022, respectively, are reported net of an allowance for credit losses of $154 million and $91 million at each date, respectively. At June 30, 2023, commercial mortgage loans were collateralized by properties located in 37 states, the District of Columbia, and Europe. Residential mortgage loans of $1.1 billion and $1.3 billion at June 30, 2023 and December 31, 2022, respectively, are reported net of an allowance for credit losses of $8 million and $4 million at each date, respectively. Residential mortgage loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe.

The table below presents the carrying value, net of allowance of credit loss, of our mortgage loans by property type:

	June 30,	December 31,
	2023	2022
	(in millions)
Commercial:
Apartment	$3,278	$3,558
Hotel	933	1,015
Office	1,497	1,795
Retail	2,080	2,085
Warehouse	1,912	1,788
Total Commercial	$9,700	$10,241
Residential	1,112	1,308
Total	$10,812	$11,549

Item 2 | Management’s Discussion and Analysis | Investments
The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	June 30,	December 31,
	2023	2022
	(in millions)
United States:
East North Central	$1,083	$1,116
East South Central	526	546
Middle Atlantic	1,512	1,677
Mountain	522	627
New England	336	371
Pacific	2,586	2,850
South Atlantic	2,194	2,313
West North Central	586	572
West South Central	979	920
Total United States	10,324	10,992
Foreign	488	557
Total	$10,812	$11,549

The following table provides information about the credit quality of our mortgage loans:

	June 30,	December 31,
	2023	2022
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$8,997	$9,586
70% - 80%	457	424
80% - 100%	222	197
Greater than 100%	24	34
Total	9,700	10,241

Residential mortgage loans
Performing	1,042	1,230
Nonperforming (1)	70	78
Total	1,112	1,308

Total mortgage loans	$10,812	$11,549

(1) As of June 30, 2023 and December 31, 2022, includes $28 million and $41 million of loans purchased when the loans were greater than 90 days delinquent and $9 million and $12 million of loans in process of foreclosure, respectively, and are supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	June 30,
	2023	2022
	(in millions)
Balance at beginning of year	$95	$94
Provision (release), net (1)	67	(14)
Balance at end of period	$162	$80

(1) At June 30, 2023, the $82 million increase in the allowance for credit loss resulted primarily from two mezzanine loans experiencing stress around payoff, or refinance, of the loans for which the Company continues to assess options with the lending group and borrowers.

Item 2 | Management’s Discussion and Analysis | Investments
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

At June 30, 2023, there was $13 million of recorded investment, $14 million of unpaid principal balance, no related loan allowance, $15 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

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

Derivative Instruments

The following table presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments (in millions):

	June 30, 2023
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,854	$108	$143	$(35)
Equity index call options	12,000	486	—	486
Equity index futures (2)	14,377	—	—	—
Equity index put options	41,500	283	—	283
Interest rate swaps	7,728	5	241	(236)
Put-swaptions	19,500	—	1,362	(1,362)
Interest rate futures (2)	37,339	—	—	—
Total return swaps	1,460	—	40	(40)
Total freestanding derivatives	135,758	882	1,786	(904)
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	970	(970)
Registered index linked annuity embedded derivatives (3)	N/A	—	639	(639)
Total embedded derivatives	N/A	—	1,609	(1,609)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	20	1	19
Cross-currency forwards	1,401	44	29	15
Funds withheld embedded derivative (4)	N/A	2,901	—	2,901
Total derivatives related to funds withheld under reinsurance treaties	1,559	2,965	30	2,935
Total	$137,317	$3,847	$3,425	$422

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

Evaluation of Invested Assets

We perform regular evaluations of our invested assets. On a monthly basis, management identifies those investments that may require additional monitoring and carefully reviews the carrying value of such investments to determine whether specific investments should be placed on a non-accrual status and if an allowance for credit loss is required. In making these reviews, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower’s recent financial performance, news reports and other externally generated information concerning the borrower’s affairs. In the case of publicly traded bonds, management also considers market value quotations, where available. For mortgage loans, management generally considers information concerning the mortgaged property, including factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral. For investments in partnerships, management reviews the financial statements and other information provided by the general partners.

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

As an insurance company, a substantial portion of our profits are derived from fee income and the invested assets backing our policy and contract liabilities, which includes separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of June 30, 2023, 89% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 8% were in our Closed Life and Annuity Blocks segment.

The table below represents a breakdown of our policy and contract liabilities:

June 30, 2023	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$212,328	$—	$9,384	$(1,528)	$220,184
RILA[1]	—	—	3,144	3	3,147
Fixed Annuities	—	—	10,601	1	10,602
Fixed Index Annuities[2]	—	—	11,049	24	11,073
Payout Annuities	—	1,054	853	—	1,907
Other Annuities	316	—	—	—	316
Total Retail Annuities	212,644	1,054	35,031	(1,500)	247,229
Total Institutional Products	—	—	8,887	—	8,887
Total Closed Life and Annuity Blocks	75	9,436	12,384	6	21,901
Total Policy and Contract Liabilities	212,719	10,490	56,302	(1,494)	278,017
Claims payable and other	—	1,513	175	—	1,688
Total	$212,719	$12,003	$56,477	$(1,494)	$279,705

December 31, 2022	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$195,550	$—	$10,259	$767	$206,576
RILA[1]	—	—	1,875	5	1,880
Fixed Annuities	—	—	11,696	—	11,696
Fixed Index Annuities[2]	—	—	11,787	17	11,804
Payout Annuities	—	1,042	837	—	1,879
Other Annuities	285	—	—	—	285
Total Retail Annuities	195,835	1,042	36,454	789	234,120
Total Institutional Products	—	—	9,019	—	9,019
Total Closed Life and Annuity Blocks	71	9,726	12,534	8	22,339
Total Policy and Contract Liabilities	195,906	10,768	58,007	797	265,478
Claims payable and other	—	1,550	183	—	1,733
Total	$195,906	$12,318	$58,190	$797	$267,211

(1) Includes the embedded derivative liabilities in other contract holder funds related to RILA of $639 million and $205 million at June 30, 2023 and December 31, 2022, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity in other contract holder funds of $970 million and $931 million at June 30, 2023 and December 31, 2022, respectively.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities

As of June 30, 2023, $212.7 billion or 77% of our policy and contract liabilities were backed by separate account assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets. We generate revenue on our separate account liabilities primarily from asset-based fee income. Separate account assets and associated liabilities are subject to variability driven by the performance of the underlying investments, which are exposed to fluctuations in equity markets and bond fund valuations. As a result, revenue derived from asset-based fee income is similarly subject to variability in line with the variability of the underlying separate account assets.

As of June 30, 2023, $45.0 billion of our policy and contract liabilities were backed by our investment portfolio and $20.3 billion reinsured by Athene, were backed by funds withheld assets. As of June 30, 2023, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed index annuities and fixed annuities. As of June 30, 2023, 94% of fixed annuity, fixed-indexed annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate.

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

The discussion below describes our liquidity and capital resources for the six months ended June 30, 2023 and 2022.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Net cash provided by (used in) operating activities	$2,547	$2,052
Net cash provided by (used in) investing activities	(2,804)	2,615
Net cash provided by (used in) financing activities	(1,941)	(2,032)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,198)	2,635
Cash, cash equivalents, and restricted cash at beginning of period	4,301	2,631
Total cash, cash equivalents, and restricted cash at end of period	$2,103	$5,266

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Cash flows provided by (used in) operating activities increased $495 million to $2,547 million for the six months ended June 30, 2023 from $2,052 million for the six months ended June 30, 2022. This was primarily due to the timing of settlements of receivables and payables as well as lower acquisition costs.

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

Cash flows provided by (used in) investing activities decreased $5,419 million to $(2,804) million during the six months ended June 30, 2023 from $2,615 million during the six months ended June 30, 2022. This decrease was primarily due to outflows related to our hedging program for derivative settlements and collateral predominantly resulting from market increases in 2023.

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

Cash flows provided by (used in) financing activities increased $91 million to $(1,941) million during the six months ended June 30, 2023 from $(2,032) million during the six months ended June 30, 2022. This increase was primarily due to proceeds from repurchase agreements and issuance of our preferred stock, partially offset by decreased deposits driven by lower variable annuity sales in 2023 compared to 2022.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, claim, expense and statutory reserve items) and model-based components. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of June 30, 2023, our insurance companies were well in excess of the minimum required capital levels. Jackson is also subject to risk-based capital guidelines that provide a method to measure the adjusted capital that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of Jackson’s investments and products.

Our statutory TAC may be negatively impacted by minimum required reserving levels (i.e., cash surrender value floor) when reserve releases are limited and unable to offset losses from our hedging program. The RBC ratio may increase or decrease depending on the interaction between movements in TAC and movements in statutory CAL, which could impact available dividends from our insurance subsidiaries. At times the cash surrender value floor materially affects the CAL calculation in addition to reserve levels. We are considering additional methods of moderating the impact of the cash surrender value floor on TAC, CAL and RBC. The implementation of any such method would be subject to Board and regulatory approval. We can provide no assurance that any such method will be approved or the timing or impact of any adoption and implementation.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources

Holding Company Liquidity

As a holding company with no business operations of its own, Jackson Financial primarily derives cash flows from dividends and interest payments from its insurance subsidiaries. These principal sources of liquidity are expected to be supplemented by cash and short-term investments held by Jackson Financial and access to bank lines of credit and the capital markets. We intend to maintain a minimum amount of cash and highly liquid securities at Jackson Financial adequate to fund two years of holding company fixed net expenses, which may change over time as we refinance existing debt or make changes to our debt and capital structure and is currently targeted at $250 million. The main uses of liquidity for Jackson Financial are interest payments and debt repayment, holding company operating expenses, payment of dividends and other distributions to shareholders, which may include stock repurchases, and capital contributions, if needed, to our insurance company subsidiaries. Our principal sources of liquidity and our anticipated capital position are described in the following paragraphs.

Any declaration of cash dividends or stock repurchases will be at the discretion of JFI’s Board of Directors and will depend on our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, preferred stock and other contractual restrictions with respect to paying cash dividends or repurchasing stock, restrictions imposed by Delaware law, general business conditions and any other factors that JFI’s Board of Directors deems relevant in making any such determination. Therefore, there can be no assurance that we will pay any cash dividends to holders of our stock or approve any further increase in the existing, or any new, common stock repurchase program, or as to the amount of any such cash dividends or stock repurchases.

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

On March 13, 2023, the Company issued and sold 22,000,000 depositary shares (the “Depositary Shares”), each representing a 1/1,000th fractional interest in a share of the Company’s Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A, $25,000 liquidation preference per share (equivalent to $25 per Depositary Share), with a 5-year dividend rate reset period and noncumulative dividends (the “Series A Preferred Stock”). After underwriting discounts and expenses, we received net proceeds of approximately $533 million. See Note 20 of the Notes to Condensed Consolidated Financial Statements for more information.

During the second quarter of 2023, we paid a cash dividend of $0.59444 per depositary share and $0.62 per share on JFI's preferred and common stock totaling $13 million and $53 million, respectively. On August 7, 2023, our Board of Directors approved a third quarter cash dividend on JFI's common stock of $0.62 per share, payable on September 14, 2023 to shareholders of record on August 31, 2023. The Company also declared a cash dividend of $0.50 per depositary share (the "Depositary Shares"), each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on October 2, 2023, to Depositary Shares shareholders of record at the close of business on August 31, 2023.

We repurchased a total of 1,394,797 shares and a total of 3,116,534 shares of common stock for an aggregate purchase price of $47 million and $117 million in the three and six months ended June 30, 2023, respectively, which were funded with cash on hand.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
See Note 20 of the Notes to Condensed Consolidated Financial Statements in this Report for further information on dividends to shareholders and share repurchases.

During the second quarter of 2023, Jackson Financial Inc. purchased certain private equity fund investments from Jackson National Life Insurance Company for $452 million, with a carrying value of $502 million, as part of rebalancing Jackson National Life Insurance Company's portfolio mix. Jackson Financial Inc. expects to divest these investments in future quarters. The Company recognized a $50 million loss expected from this future divestiture in Net Investment Income within the consolidated financial statements as of June 30, 2023, and has excluded this loss from adjusted operating earnings as a non-operating item.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
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

Liquidity requirements are principally for purchases of new investments, management of derivative related margin requirements, repayment of principal and interest on debt, payments of interest on surplus notes, funding of insurance product liabilities including payments for policy benefits, surrenders, maturities and new policy loans, funding of expenses including payment of commissions, operating expenses and taxes. As of June 30, 2023, Jackson’s outstanding surplus notes and bank debt included $58 million of bank loans from the Federal Home Loan Bank of Indianapolis ("FHLBI"), collateralized by mortgage-related securities and mortgage loans and $250 million of surplus notes maturing in 2027.

Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are managed in accordance with our hedging and risk management program. Our cash flows associated with collateral received from counterparties and posted with counterparties fluctuates with changes in the market value of the underlying derivative contract and/or the market value of the collateral. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Collateral posting requirements can result in material liquidity needs for our insurance subsidiaries. As of June 30, 2023, we were in a net collateral payable position of $498 million, which is down from $689 million as of December 31, 2022.

Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements, including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of June 30, 2023, approximately half of Jackson’s general account reserves are not surrenderable, included surrender charges greater than 5%, or included market value adjustments to discourage early withdrawal of policy and contract funds.

The liquidity sources for our insurance company subsidiaries are their cash, short-term investments, sales of publicly traded bonds, insurance premiums, fees charged on their products, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of a short-term borrowing facility with the FHLBI.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of June 30, 2023, the portfolio of cash, short-term investments and privately and publicly traded securities and equities, which are unencumbered and unrestricted to sale, amounted to $21.1 billion.

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

The credit agreement governing the 2023 Revolving Credit Facility contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). The credit agreement contains financial maintenance covenants, including a minimum adjusted consolidated net worth test of no less than 70% of our adjusted consolidated net worth as of September 30, 2022 (plus (to the extent positive) or minus (to the extent negative) 70% of the impact on such adjusted consolidated net worth resulting from the application of a one-time transition adjustment for the LDTI accounting change for insurance contracts, and plus 50% of the aggregate amount of any increase in adjusted consolidated net worth resulting from equity issuances by the Company and its consolidated subsidiaries after September 30, 2022) and a maximum consolidated indebtedness to total capitalization ratio test not to exceed 35%. We were in compliance with these covenants at June 30, 2023.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes were issued pursuant to Rule 144A under the Securities Act of 1933, as amended, and are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $7 million and $12 million for the three and six months ended June 30, 2023, respectively and interest expense on the notes was $5 million and $10 million for the three and six months ended June 30, 2022, respectively.

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

Federal Home Loan Bank

Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of June 30, 2023 and December 31, 2022, Jackson held a bank loan with an outstanding balance of $58 million and $62 million, respectively.

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

As of August 3, 2023, the financial strength ratings of our principal insurance subsidiaries were as follows:

Company	A.M. Best	Fitch	Moody’s	S&P
Jackson National Life Insurance Company
Rating	A	A	A2	A
Outlook	stable	stable	negative	stable
Jackson National Life Insurance Company of New York
Rating	A	A	A2	A
Outlook	stable	stable	negative	stable
Brooke Life Insurance Company
Rating	A
Outlook	stable

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources

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

The below critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in our 2022 Annual Report, as recast to reflect the adoption of LDTI in our Current Report on Form 8-K filed May 10, 2023.

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

See Note 9 - Reserve for Future Policy Benefits and Claims Payable of the Notes to Condensed Consolidated Financial Statements for additional information on these accounting policies.

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
See Note 6 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information.

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

See Note 12 - Market Risk Benefits of the Notes to Condensed Consolidated Financial Statements for additional information on these accounting policies.

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

See Note 8 - Reinsurance of the Notes to Condensed Consolidated Financial Statements for additional information on these accounting policies.

Off–Balance Sheet Arrangements

We do not have any off–balance sheet arrangements as of June 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this Report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and determined our disclosure controls and procedures were not effective due to a material weakness identified related to the ineffective risk assessment of a process level control used to determine our non-performance risk adjustment in developing the discount rate used to estimate the fair value of some of the guarantee features of our variable annuity products, as described in "Item 9A. Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting" previously disclosed in our 2022 Annual Report. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

As described above, the Company is taking steps to remediate the material weakness in its internal control over financial reporting and is implementing additional controls to remediate the material weakness. Additionally, as part of the adoption of LDTI, the Company has made certain changes to its valuation, financial reporting, and disclosure processes. As a result of these changes, the Company has made changes to certain existing controls, and implemented certain new controls, which address the risks of material misstatement in these processes. Other than these additional controls, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 16 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

We discuss in this report, in our 2022 Annual Report, and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements - Cautionary Language” included herein. There have been no material changes to our risk factors disclosed in our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (2)
April 1, 2023 - April 30, 2023 (1)
Share repurchase program	653,531	$36.10	653,531	$463
Employee transactions (3)	1,282,247	35.79	N/A	N/A

May 1, 2023 - May 31, 2023
Share repurchase program	741,266	31.90	741,266	439
Employee transactions (3)	—	N/A	N/A	N/A

June 1, 2023 - June 30, 2023
Share repurchase program	—	—	—	439
Employee transactions (3)	3,732	29.98	N/A	N/A

Totals
Share repurchase program	1,394,797		1,394,797
Employee transactions (3)	1,285,979		N/A
	2,680,776		1,394,797

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 13, 2023, Craig D. Smith, President and CEO of PPM America Inc., and an executive officer of Jackson Financial, terminated a Rule 10b5-1 trading arrangement he adopted on March 13, 2023 (the “Plan”). The Plan provided for the sale of up to 23,894 shares of the Company’s common stock and was scheduled to expire upon the earlier of March 1, 2024 or the sale of all shares subject to the Plan.

Item 6. Exhibits.

The following documents are filed as exhibits hereto:

Number	Description
10.1*†
Form of 2023 Notice of Award of Restricted Share Units and 2023 Director Restricted Share Unit Agreement (annual equity retainer) between Jackson Financial Inc. and each of Lily Fu Claffee, Gregory T. Durant, Steven A. Kandarian, Derek G. Kirkland, Drew Lawton, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher.

10.2*†
Form of 2023 Notice of Award of Restricted Share Units and 2023 Director Restricted Share Units Agreement (annual equity in lieu of cash retainer) between Jackson Financial Inc. and each of Lily Fu Claffee, Martin J. Lippert and Esta E. Stecher.

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

JACKSON FINANCIAL INC.
(Registrant)

Date: August 8, 2023	By:	/s/ Marcia Wadsten
Marcia Wadsten
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)