Form 10-Q
period 2023-09-30
Jackson Financial Inc.
filed 2023-11-08
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 3, 2023, there were 79,500,065 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
.
Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 30,	December 31,
	2023	2022(1)
Assets	(Unaudited)
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $26 and $23 at September 30, 2023 and December 31, 2022, respectively (amortized cost: 2023 $46,203; 2022 $48,798)	$39,078	$42,489
Debt Securities, at fair value under fair value option	2,244	2,173
Debt Securities, trading, at fair value	66	100
Equity securities, at fair value	277	393
Mortgage loans, net of allowance for credit losses of $200 and $95 at September 30, 2023 and December 31, 2022, respectively	10,136	10,967
Mortgage loans, at fair value under fair value option	476	582
Policy loans (including $3,432 and $3,419 at fair value under the fair value option at September 30, 2023 and December 31, 2022, respectively)	4,368	4,377
Freestanding derivative instruments	925	1,270
Other invested assets	3,553	3,595
Total investments	61,123	65,946
Cash and cash equivalents	2,760	4,298
Accrued investment income	505	514
Deferred acquisition costs	12,447	12,923
Reinsurance recoverable, net of allowance for credit losses of $33 and $15 at September 30, 2023 and December 31, 2022, respectively	26,212	29,046
Reinsurance recoverable on market risk benefits, at fair value	167	221
Market risk benefit assets, at fair value	6,815	4,865
Deferred income taxes, net	632	320
Other assets	970	944
Separate account assets	202,903	195,906
Total assets	$314,534	$314,983
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$11,418	$12,318
Other contract holder funds	55,766	58,190
Market risk benefit liabilities, at fair value	3,917	5,662
Funds withheld payable under reinsurance treaties (including $3,599 and $3,582 at fair value under the fair value option at September 30, 2023 and December 31, 2022, respectively)	19,973	22,957
Long-term debt	2,635	2,635
Repurchase agreements and securities lending payable	28	1,048
Collateral payable for derivative instruments	450	689
Freestanding derivative instruments	2,548	2,065
Notes issued by consolidated variable interest entities, at fair value under fair value option (Note 4)	2,011	1,732
Other liabilities	2,632	2,403
Separate account liabilities	202,903	195,906
Total liabilities	304,281	305,605
Commitments, Contingencies, and Guarantees (Note 16)
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; shares issued: 2023 - 22,000; liquidation preference $25,000 per share (See Note 20)	533	—
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 80,051,900 and 82,690,098 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively (See Note 20)	1	1
Additional paid-in capital	6,007	6,063
Treasury stock, at cost; 14,429,106 and 11,784,813 shares at September 30, 2023 and December 31, 2022, respectively	(537)	(443)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(354) and $(66) at September 30, 2023 and December 31, 2022, respectively	(5,187)	(3,378)
Retained earnings	8,661	6,403
Total shareholders' equity	9,478	8,646
Noncontrolling interests	775	732
Total equity	10,253	9,378
Total liabilities and equity	$314,534	$314,983

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.
See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022(1)	2023	2022(1)
Revenues
Fee income	$1,950	$1,908	$5,751	$5,854
Premiums	32	36	109	105
Net investment income:
Net investment income excluding funds withheld assets	479	327	1,314	1,085
Net investment income on funds withheld assets	303	313	862	937
Total net investment income	782	640	2,176	2,022
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(335)	(196)	(5,173)	1,176
Net gains (losses) on funds withheld reinsurance treaties	159	555	(648)	2,660
Total net gains (losses) on derivatives and investments	(176)	359	(5,821)	3,836
Other income	18	19	52	60
Total revenues	2,606	2,962	2,267	11,877

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	232	237	701	811
(Gain) loss from updating future policy benefits cash flow assumptions, net	(1)	(37)	23	(8)
Market risk benefits (gains) losses, net	(2,376)	(913)	(5,120)	(1,636)
Interest credited on other contract holder funds, net of deferrals and amortization	284	224	864	630
Interest expense	49	29	150	73
Operating costs and other expenses, net of deferrals	626	592	1,862	1,801
Amortization of deferred acquisition costs	290	305	874	929
Total benefits and expenses	(896)	437	(646)	2,600
Pretax income (loss)	3,502	2,525	2,913	9,277
Income tax expense (benefit)	712	657	399	1,890
Net income (loss)	2,790	1,868	2,514	7,387
Less: Net income (loss) attributable to noncontrolling interests	17	(11)	21	51
Net income (loss) attributable to Jackson Financial Inc.	2,773	1,879	2,493	7,336
Less: Dividends on preferred stock	11	—	24	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$2,762	$1,879	$2,469	$7,336

Earnings per share
Basic	$33.66	$22.08	$29.95	$85.18
Diluted	$33.35	$21.38	$29.20	$82.13

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022(1)	2023	2022(1)

Net income (loss)	$2,790	$1,868	$2,514	$7,387

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment net of tax expense (benefit) of: $(62) and $(347), for the three months ended September 30, 2023 and 2022, respectively, and $(4) and $(1,514) for the nine months ended September 30, 2023 and 2022, respectively.	(1,223)	(2,069)	(787)	(7,783)
Change in unrealized gains (losses) on securities with credit impairment, net of tax expense (benefit) of: $(4) and $(5) million for the three months ended September 30, 2023 and 2022, respectively, and $(7) and $1 for the nine months ended September 30, 2023 and 2022, respectively.	(15)	(18)	(24)	4
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit) of $55 and $99 for the three months ended September 30, 2023 and 2022, respectively, and $44 and $393 for the nine months ended September 30, 2023 and 2022, respectively.	199	361	160	1,423
Change in non-performance risk on market risk benefits, net of tax expense (benefit) of $(216) and $120 for the three months ended September 30, 2023 and 2022, respectively, and $(321) and $542 for the nine months ended September 30, 2023 and 2022, respectively.	(783)	432	(1,158)	1,963
Total other comprehensive income (loss)	(1,822)	(1,294)	(1,809)	(4,393)
Comprehensive income (loss)	968	574	705	2,994
Less: Comprehensive income (loss) attributable to noncontrolling interests	17	(11)	21	51
Comprehensive income (loss) attributable to Jackson Financial Inc.	$951	$585	$684	$2,943

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of June 30, 2023	$533	$1	$5,997	$(466)	$(3,365)	$5,952	$8,652	$771	$9,423

Net income (loss)	—	—	—	—	—	2,773	2,773	17	2,790
Other comprehensive income (loss)	—	—	—	—	(1,822)	—	(1,822)	—	(1,822)
Change in equity of noncontrolling interests	—	—	—	—	.	—	—	(13)	(13)
Dividends on preferred stock	—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock	—	—	—	—	—	(52)	(52)	—	(52)
Purchase of treasury stock	—	—	—	(72)	—	—	(72)	—	(72)
Share based compensation	—	—	10	1	—	(1)	10	—	10
Balances as of September 30, 2023	$533	$1	$6,007	$(537)	$(5,187)	$8,661	$9,478	$775	$10,253

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of June 30, 2022 (1)	$—	$1	$6,020	$(371)	$(1,739)	$5,795	$9,706	$747	$10,453

Net income (loss)	—	—	—	—	—	1,879	1,879	(11)	1,868
Other comprehensive income (loss)	—	—	—	—	(1,294)	—	(1,294)	—	(1,294)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Dividends on common stock	—	—	—	—	—	(49)	(49)	—	(49)
Purchase of treasury stock	—	—	—	(39)	—	—	(39)	—	(39)
Share based compensation	—	—	16	—	—	—	16	—	16
Balances as of September 30, 2022 (1)	$—	$1	$6,036	$(410)	$(3,033)	$7,625	$10,219	$729	$10,948

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2022 (1)	$—	$1	$6,063	$(443)	$(3,378)	$6,403	$8,646	$732	$9,378

Net income (loss)	—	—	—	—	—	2,493	2,493	21	2,514
Other comprehensive income (loss)	—	—	—	—	(1,809)	—	(1,809)	—	(1,809)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	22	22
Dividends on preferred stock	—	—	—	—	—	(24)	(24)	—	(24)
Dividends on common stock	—	—	—	—	—	(159)	(159)	—	(159)
Purchase of treasury stock	—	—	—	(236)	—	—	(236)	—	(236)
Issuance of preferred stock	533	—	—	—	—	—	533	—	533
Share based compensation	—	—	(56)	142	—	(52)	34	—	34
Balances as of September 30, 2023	$533	$1	$6,007	$(537)	$(5,187)	$8,661	$9,478	$775	$10,253

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2021 (1)	$—	$1	$6,051	$(211)	$1,360	$440	$7,641	$680	$8,321

Net income (loss)	—	—	—	—	—	7,336	7,336	51	7,387
Other comprehensive income (loss)	—	—	—	—	(4,393)	—	(4,393)	—	(4,393)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Dividends on common stock	—	—	—	—	—	(151)	(151)	—	(151)
Purchase of treasury stock	—	—	—	(279)	—	—	(279)	—	(279)
Share based compensation	—	—	(15)	80	—	—	65	—	65
Balances as of September 30, 2022 (1)	$—	$1	$6,036	$(410)	$(3,033)	$7,625	$10,219	$729	$10,948

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Nine Months Ended September 30,
	2023	2022(1)
Cash flows from operating activities:
Net income (loss)	$2,514	$7,387

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	235	131
Net losses (gains) on derivatives	4,938	(1,307)
Net losses (gains) on funds withheld reinsurance treaties	648	(2,660)
Net (gain) loss on market risk benefits	(5,120)	(1,636)
(Gain) loss from updating future policy benefits cash flow assumptions, net	23	(8)
Interest credited on other contract holder funds, gross	864	630
Mortality, expense and surrender charges	(396)	(400)
Amortization of discount and premium on investments	(23)	19
Deferred income tax expense (benefit)	(24)	1,908
Share-based compensation	74	96
Change in:
Accrued investment income	9	(6)
Deferred acquisition costs	477	435
Funds withheld, net of reinsurance	81	208
Other assets and liabilities, net	(624)	(1,856)
Net cash provided by (used in) operating activities	3,676	2,941

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	8,149	8,959
Equity securities	237	54
Mortgage loans	1,871	1,046
Purchases of:
Debt securities	(5,930)	(8,861)
Equity securities	(21)	(27)
Mortgage loans	(1,026)	(1,378)
Settlements related to derivatives and collateral on investments	(4,255)	3,109
Other investing activities	290	(433)
Net cash provided by (used in) investing activities	(685)	2,469

(1) Recast for the adoption of ASU 2018-12. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.

(continued)

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in millions)

	Nine Months Ended September 30,
	2023	2022(1)
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$10,850	$14,235
Withdrawals	(21,397)	(18,716)
Net transfers from (to) separate accounts	6,785	3,805
Proceeds from (payments on) repurchase agreements and securities lending	(1,020)	(1,563)
Net proceeds from (payments on) Federal Home Loan Bank notes	180	—
Net proceeds from (payments on) debt	(46)	(784)
Net proceeds from issuance of Senior Notes	—	750
Debt issuance costs	—	(7)
Dividends on common stock	(152)	(151)
Dividends on preferred stock	(24)	—
Purchase of treasury stock	(236)	(279)
Issuance of preferred stock	533	—
Other financing activities	—	10
Net cash provided by (used in) financing activities	(4,527)	(2,700)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,536)	2,710

Cash, cash equivalents, and restricted cash at beginning of period	4,301	2,631
Total cash, cash equivalents, and restricted cash at end of period	$2,765	$5,341

Supplemental cash flow information
Income taxes paid (received)	$(19)	$(2)
Interest paid	$126	$48

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$76	$436
Other invested assets acquired from stock splits and stock distributions	$211	$42

Non-cash financing activities
Non-cash dividend equivalents on stock-based awards	$(7)	$—

Reconciliation to Statement of Financial Position
Cash and cash equivalents	$2,760	$5,331
Restricted cash (included in Other assets)	5	10
Total cash, cash equivalents, and restricted cash	$2,765	$5,341

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

In the opinion of management, these Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the use of estimates and assumptions about future events that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Significant estimates or assumptions, as further discussed in these notes, include:

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

Amounts reported as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 within these Condensed Consolidated Financial Statements are accounted for and presented in accordance with U.S. GAAP reflecting the adoption of LDTI.

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

The adoption of LDTI resulted in an increase in net income attributable to Jackson Financial of $400 million and $929 million for the three and nine months ended September 30, 2022, respectively, and also resulted in an increase in total equity of $223 million for the year ended December 31, 2022.

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

The following table presents amounts previously reported in Condensed Consolidated Income Statements for the three and nine months ended September 30, 2022, to reflect the effect of the change due to the adoption of LDTI, and the adjusted amounts (in millions, except per share amounts):

	As Previously Reported		As Adjusted
	Three Months Ended	Effect of	Three Months Ended
	September 30, 2022	Changes	September 30, 2022
Revenues
Total net gains (losses) on derivatives and investments	$1,419	$(1,060)	$359
Total revenues	4,022	(1,060)	2,962

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	586	(349)	237
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	(37)	(37)
Market risk benefits (gains) losses, net	—	(913)	(913)
Interest credited on other contract holder funds, net of deferrals and amortization	224	—	224
Amortization of deferred acquisition costs	564	(259)	305
Total benefits and expenses	1,995	(1,558)	437
Pretax income (loss)	2,027	498	2,525
Income tax expense (benefit)	559	98	657
Net income (loss)	1,468	400	1,868
Net income (loss) attributable to Jackson Financial Inc.	$1,479	$400	$1,879

Earnings per share
Basic	$17.38	$4.70	$22.08
Diluted	$16.83	$4.55	$21.38

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. New Accounting Standards

	As Previously Reported		As Adjusted
	Nine Months Ended	Effect of	Nine Months Ended
	September 30, 2022	Changes	September 30, 2022
Revenues
Total net gains (losses) on derivatives and investments	$6,891	$(3,055)	$3,836
Total revenues	14,932	(3,055)	11,877

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	2,090	(1,279)	811
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	(8)	(8)
Market risk benefits (gains) losses, net	—	(1,636)	(1,636)
Interest credited on other contract holder funds, net of deferrals and amortization	628	2	630
Amortization of deferred acquisition costs	2,276	(1,347)	929
Total benefits and expenses	6,868	(4,268)	2,600
Pretax income (loss)	8,064	1,213	9,277
Income tax expense (benefit)	1,606	284	1,890
Net income (loss)	6,458	929	7,387
Net income (loss) attributable to Jackson Financial Inc.	$6,407	$929	$7,336

Earnings per share
Basic	$74.39	$10.79	$85.18
Diluted	$71.73	$10.40	$82.13

The following table presents amounts previously reported in Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022, to reflect the effect of the change due to the adoption of LDTI, and the adjusted amounts (in millions):

	As Previously Reported		As Adjusted
	Three Months Ended	Effect of	Three Months Ended
	September 30, 2022	Changes	September 30, 2022
Net income (loss)	$1,468	$400	$1,868

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment, net of tax expense (benefit)	(1,978)	(91)	(2,069)
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit)	—	361	361
Change in non-performance risk on market risk benefits, net of tax expense (benefit)	—	432	432
Total other comprehensive income (loss)	(1,996)	702	(1,294)
Comprehensive income (loss) attributable to Jackson Financial Inc.	$(517)	$1,102	$585

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. New Accounting Standards

	As Previously Reported		As adjusted
	Nine Months Ended	Effect of	Nine Months Ended
	September 30, 2022	Changes	September 30, 2022
Net income (loss)	$6,458	$929	$7,387

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment, net of tax expense (benefit)	(7,466)	(317)	(7,783)
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit)	—	1,423	1,423
Change in non-performance risk on market risk benefits, net of tax expense (benefit)	—	1,963	1,963
Total other comprehensive income (loss)	(7,462)	3,069	(4,393)
Comprehensive income (loss) attributable to Jackson Financial Inc.	$(1,055)	$3,998	$2,943

The adoption of LDTI did not affect the previously reported totals for net cash flows provided by (used in) operating, investing, or financing activities, but did affect the following components of net cash flows provided by (used in) operating activities:

	As Previously Reported		As Adjusted
	Nine Months Ended	Effect of	Nine Months Ended
	September 30, 2022	Changes	September 30, 2022
Cash flows from operating activities:
Net income (loss)	$6,458	$929	$7,387
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses (gains) on derivatives	(4,362)	3,055	(1,307)
Net (gain) loss on market risk benefits	—	(1,636)	(1,636)
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	(8)	(8)
Interest credited on other contract holder funds, gross	628	2	630
Deferred income tax expense (benefit)	1,625	283	1,908
Change in deferred acquisition costs	1,783	(1,348)	435
Change in funds withheld, net of reinsurance	(204)	412	208
Change in other assets and liabilities, net	(167)	(1,689)	(1,856)
Total adjustments	(697)	(929)	(1,626)
Net cash provided by (used in) operating activities	$2,941	$—	$2,941

In addition, information regarding periods ended on or before December 31, 2022 presented in the following Notes to the Condensed Consolidated Financial Statements has been recast to reflect the adoption of LDTI: Notes 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 15, 19, 20, and 21.

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

Pretax adjusted operating earnings equals net income adjusted to eliminate the impact of the items described in the following numbered paragraphs. These items are excluded from pretax adjusted operating earnings as they may vary significantly from period to period due to near-term market conditions and therefore are not directly comparable or reflective of the underlying performance of our business. We believe these exclusions provide investors a better picture of the drivers of our underlying performance.

1.Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) changes in the fair value of freestanding derivatives used to manage the risk associated with market risk benefits and other guaranteed benefit features; (iii) the movements in reserves, market risk benefits, guaranteed benefit features accounted for as embedded derivative instruments, and related claims and benefit payments; (iv) amortization of the balance of unamortized deferred acquisition costs at the date of transition to current LDTI accounting guidance on January 1, 2021 associated with items excluded from pretax adjusted operating earnings prior to transition; and (v) the impact on the valuation of Guaranteed Benefits and Net Hedging Results arising from changes in underlying actuarial assumptions. We believe excluding these items removes the impact to both revenue and related expenses associated with Guaranteed Benefits and Net Hedging Results.

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

5.    Income taxes.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
Set forth in the tables below is certain information with respect to the Company’s segments, as described above (in millions, 2022 information recast for the adoption of LDTI):

Three Months Ended September 30, 2023	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,038	$—	$112	$11	$1,161
Premiums	6	—	30	—	36
Net investment income	135	130	172	16	453
Income (loss) on operating derivatives	(12)	(13)	(11)	(2)	(38)
Other income	9	—	8	1	18
Total Operating Revenues	1,176	117	311	26	1,630

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	24	—	150	—	174
(Gain) loss from updating future policy benefits cash flow assumptions, net	(4)	—	4	—	—
Interest credited on other contract holder funds, net of deferrals and amortization	90	87	107	—	284
Interest expense	19	8	—	22	49
Operating costs and other expenses, net of deferrals	554	1	41	30	626
Amortization of deferred acquisition costs	139	—	3	—	142
Total Operating Benefits and Expenses	822	96	305	52	1,275

Pretax Adjusted Operating Earnings	$354	$21	$6	$(26)	$355

Three Months Ended September 30, 2022	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,002	$—	$118	$13	$1,133
Premiums	3	—	36	—	39
Net investment income	72	80	166	22	340
Income (loss) on operating derivatives	2	(8)	7	2	3
Other income	11	—	8	—	19
Total Operating Revenues	1,090	72	335	37	1,534

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	2	—	168	—	170
(Gain) loss from updating future policy benefits cash flow assumptions, net	(1)	—	(36)	—	(37)
Interest credited on other contract holder funds, net of deferrals and amortization	72	51	101	—	224
Interest expense	8	—	—	21	29
Operating costs and other expenses, net of deferrals	540	1	23	28	592
Amortization of deferred acquisition costs	139	—	3	—	142
Total Operating Benefits and Expenses	760	52	259	49	1,120

Pretax Adjusted Operating Earnings	$330	$20	$76	$(12)	$414

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Nine Months Ended September 30, 2023	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$3,015	$—	$345	$37	$3,397
Premiums	16	—	102	—	118
Net investment income	401	351	524	49	1,325
Income (loss) on operating derivatives	(34)	(38)	(35)	(10)	(117)
Other income	28	—	18	6	52
Total Operating Revenues	3,426	313	954	82	4,775

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	21	—	467	—	488
(Gain) loss from updating future policy benefits cash flow assumptions, net	(6)	—	31	—	25
Interest credited on other contract holder funds, net of deferrals and amortization	284	247	333	—	864
Interest expense	68	16	—	66	150
Operating costs and other expenses, net of deferrals	1,605	3	122	132	1,862
Amortization of deferred acquisition costs	416	—	8	—	424
Total Operating Benefits and Expenses	2,388	266	961	198	3,813

Pretax Adjusted Operating Earnings	$1,038	$47	$(7)	$(116)	$962

Nine Months Ended September 30, 2022	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$3,144	$—	$358	$43	$3,545
Premiums	6	—	108	—	114
Net investment income	299	216	522	65	1,102
Income (loss) on operating derivatives	20	(13)	35	20	62
Other income	33	—	25	2	60
Total Operating Revenues	3,502	203	1,048	130	4,883

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	50	—	587	—	637
(Gain) loss from updating future policy benefits cash flow assumptions, net	(3)	—	(4)	—	(7)
Interest credited on other contract holder funds, net of deferrals and amortization	190	137	303	—	630
Interest expense	19	—	—	54	73
Operating costs and other expenses, net of deferrals	1,647	4	74	74	1,799
Amortization of deferred acquisition costs	419	—	9	—	428
Total Operating Benefits and Expenses	2,322	141	969	128	3,560

Pretax Adjusted Operating Earnings	$1,180	$62	$79	$2	$1,323

Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income, between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson Financial and its subsidiaries to its affiliate PPM, which were $20 million and $18 million for the three months ended September 30, 2023 and 2022, respectively, and $57 million and $52 million for the nine months ended September 30, 2023 and 2022, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
The following table summarizes the reconciling items from the non-GAAP measure of total operating revenues to the U.S. GAAP measure of total revenues attributable to the Company (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total operating revenues	$1,630	$1,534	$4,775	$4,883
Fees attributed to guarantee benefit reserves	784	771	2,345	2,300
Net gains (losses) on derivatives and investments	(137)	356	(5,704)	3,774
Net investment income (loss) related to noncontrolling interests	17	(11)	21	51
Consolidated investments	9	(1)	(32)	(68)
Net investment income on funds withheld assets	303	313	862	937
Total revenues (1)	$2,606	$2,962	$2,267	$11,877
(1) Substantially all the Company's revenues originated in the United States. There were no individual customers that exceeded 10% of total revenues.

The following table summarizes the reconciling items from the non-GAAP measure of total operating benefits and expenses to the U.S. GAAP measure of total benefits and expenses attributable to the Company (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total operating benefits and expenses	$1,275	$1,120	$3,813	$3,560
Net (gain) loss on market risk benefits	(2,376)	(913)	(5,120)	(1,636)
Benefits attributed to guaranteed benefit features	57	68	211	173
Amortization of DAC related to non-operating revenues and expenses	148	162	450	501
Other items	—	—	—	2
Total benefits and expenses	$(896)	$437	$(646)	$2,600

The following table summarizes the reconciling items, from the non-GAAP measure of pretax adjusted operating earnings to the U.S. GAAP measure of net income attributable to the Company (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pretax adjusted operating earnings	$355	$414	$962	$1,323
Non-operating adjustments income (loss):
Fees attributable to guarantee benefit reserves	784	771	2,345	2,300
Net movement in freestanding derivatives	(271)	(253)	(4,694)	1,118
Market risk benefits gains (losses), net	2,376	913	5,120	1,636
Net reserve and embedded derivative movements	45	(7)	(338)	(47)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(148)	(162)	(450)	(501)
Total guaranteed benefits and net hedging results	2,786	1,262	1,983	4,506
Net realized investment gains (losses)	(127)	(6)	(235)	(131)
Net realized investment gains (losses) on funds withheld assets	159	555	(648)	2,660
Net investment income on funds withheld assets	303	313	862	937
Other items	9	(2)	(32)	(69)
Pretax income (loss) attributable to Jackson Financial Inc.	3,485	2,536	2,892	9,226
Income tax expense (benefit)	712	657	399	1,890
Net income (loss) attributable to Jackson Financial Inc.	2,773	1,879	2,493	7,336
Less: Dividends on preferred stock	11	—	24	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$2,762	$1,879	$2,469	$7,336

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
4. Investments

Investments consist primarily of fixed-income securities and loans, principally publicly-traded corporate and government bonds, asset-backed securities and mortgage loans. Asset-backed securities include mortgage-backed and other structured securities. The Company generates the majority of its general account deposits from interest-sensitive individual annuity contracts, life insurance products and institutional products on which it has committed to pay a declared rate of interest. The Company's strategy of investing in fixed-income securities and loans seeks the matching of the asset yield with the amounts credited to the interest-sensitive liabilities and to earn a stable return on its investments.

Debt Securities

The following table sets forth the composition of the fair value of debt securities at September 30, 2023 and December 31, 2022, classified by rating categories as assigned by a nationally recognized statistical rating organization (a “rating agency”), the National Association of Insurance Commissioners (“NAIC”), or if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by a rating agency when rating agencies ratings are not equivalent and, for purposes of the table, if not otherwise rated by a rating agency, the NAIC rating of a security is converted to an equivalent rating agency rating. At September 30, 2023 and December 31, 2022, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $422 million and $32 million, respectively.

	Percent of Total Debt Securities Carrying Value
	September 30, 2023	December 31, 2022
Investment Rating
U.S. government securities	8.9%	11.6%
AAA	6.6%	6.4%
AA	9.1%	8.2%
A	31.4%	29.8%
BBB	36.5%	36.4%
Investment grade	92.5%	92.4%
BB	3.8%	3.9%
B and below	3.7%	3.7%
Below investment grade	7.5%	7.6%
Total debt securities	100.0%	100.0%

At September 30, 2023 and December 31, 2022, the total carrying value of debt securities in an unrealized loss position consisted of:

	September 30, 2023	December 31, 2022
Investment grade securities	79%	78%
Below investment grade securities	2%	2%
Not rated securities	19%	20%

Unrealized losses on debt securities that were below investment grade or not rated were approximately 20% and 21% of the aggregate gross unrealized losses on available-for-sale debt securities at September 30, 2023 and December 31, 2022, respectively.

Corporate securities in an unrealized loss position were diversified across industries. As of September 30, 2023, the industries accounting for the largest percentage of unrealized losses included utility (18% of corporate gross unrealized losses) and healthcare (10%). The largest unrealized loss related to a single corporate obligor was $63 million at September 30, 2023.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As of December 31, 2022, the industries accounting for the largest percentage of unrealized losses included utility (16% of corporate gross unrealized losses) and healthcare (10%). The largest unrealized loss related to a single corporate obligor was $57 million at December 31, 2022.

At September 30, 2023 and December 31, 2022, the amortized cost, allowance for credit loss ("ACL"), gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
September 30, 2023	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,877	$—	$—	$1,203	$3,674
Other government securities	1,684	3	—	303	1,378
Public utilities	5,936	—	13	881	5,068
Corporate securities	28,728	17	32	4,061	24,682
Residential mortgage-backed	441	6	10	69	376
Commercial mortgage-backed	1,639	—	—	197	1,442
Other asset-backed securities	5,208	—	2	442	4,768
Total debt securities	$48,513	$26	$57	$7,156	$41,388

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2022	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$6,192	$—	$1	$1,008	$5,185
Other government securities	1,719	2	1	251	1,467
Public utilities	5,893	—	27	695	5,225
Corporate securities	28,803	15	59	3,701	25,146
Residential mortgage-backed	510	6	19	59	464
Commercial mortgage-backed	1,821	—	—	183	1,638
Other asset-backed securities	6,133	—	8	504	5,637
Total debt securities	$51,071	$23	$115	$6,401	$44,762

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at September 30, 2023, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$2,092	$2	$—	$24	$2,066
Due after 1 year through 5 years	9,975	10	4	495	9,474
Due after 5 years through 10 years	12,762	5	14	1,633	11,138
Due after 10 years through 20 years	8,981	3	26	1,984	7,020
Due after 20 years	7,415	—	1	2,312	5,104
Residential mortgage-backed	441	6	10	69	376
Commercial mortgage-backed	1,639	—	—	197	1,442
Other asset-backed securities	5,208	—	2	442	4,768
Total	$48,513	$26	$57	$7,156	$41,388
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

As required by law in various states in which business is conducted, securities with a carrying value of $99 million and $90 million at September 30, 2023 and December 31, 2022, respectively, were on deposit with regulatory authorities.

Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans, as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
September 30, 2023	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$190	$3	$1	$31	$157
Alt-A	66	3	5	16	52
Subprime	14	—	4	—	18
Total non-agency RMBS	$270	$6	$10	$47	$227

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2022	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$206	$4	$2	$30	$174
Alt-A	84	2	7	10	79
Subprime	27	—	10	1	36
Total non-agency RMBS	$317	$6	$19	$41	$289

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	September 30, 2023			December 31, 2022
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$71	$386	17	$339	$2,815	40
Other government securities	4	76	12	174	1,258	143
Public utilities	57	743	98	508	4,279	490
Corporate securities	234	4,119	690	2,087	17,068	2,323
Residential mortgage-backed	4	70	76	43	279	196
Commercial mortgage-backed	3	52	10	138	1,421	177
Other asset-backed securities	47	806	70	282	3,485	417
Total temporarily impaired securities	$420	$6,252	973	$3,571	$30,605	3,786

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$1,132	$2,752	25	$669	$1,386	6
Other government securities	299	1,282	158	77	177	23
Public utilities	824	4,075	518	187	520	87
Corporate securities	3,827	17,630	2,365	1,614	4,601	644
Residential mortgage-backed	65	261	233	16	81	94
Commercial mortgage-backed	194	1,333	183	45	192	31
Other asset-backed securities	395	3,488	464	222	1,551	171
Total temporarily impaired securities	$6,736	$30,821	3,946	$2,830	$8,508	1,056

	Total			Total
	Gross			Gross
	Unrealized	Fair	# of	Unrealized	Fair	# of
	Losses	Value	securities (1)	Losses	Value	securities (1)
U.S. government securities	$1,203	$3,138	38	$1,008	$4,201	42
Other government securities	303	1,358	167	251	1,435	162
Public utilities	881	4,818	592	695	4,799	562
Corporate securities	4,061	21,749	2,889	3,701	21,669	2,806
Residential mortgage-backed	69	331	308	59	360	290
Commercial mortgage-backed	197	1,385	191	183	1,613	206
Other asset-backed securities	442	4,294	514	504	5,036	577
Total temporarily impaired securities	$7,156	$37,073	4,699	$6,401	$39,113	4,645
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of September 30, 2023 did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As of September 30, 2023, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. As described below, the Company performed analyses of the financial performance of the underlying issues in an unrealized loss position and determined that recovery of the entire amortized cost of each impaired security is expected.

Evaluation of Available-for-Sale Debt Securities for Credit Loss

For debt securities in an unrealized loss position, management first assesses whether the Company has the intent to sell, or whether it is more likely than not it will be required to sell the security before the amortized cost basis is fully recovered. If either criterion is met, the amortized cost is written down to fair value through net gains (losses) on derivatives and investments as an impairment. If neither criterion is met, the securities are further evaluated to determine if the cause of the decline in fair value resulted from credit losses or other factors, such as estimates about issuer operations and future earnings potential.

The credit loss evaluation for a security may consider the following: the extent to which the fair value is below amortized cost; changes in ratings; whether a significant covenant has been breached; assessments of the issuer’s ability to make scheduled debt payments based upon judgments related to its current and projected financial position, including whether it has filed or indicated a possibility of filing for bankruptcy, has missed or announced it intends to miss a scheduled debt service payment, or has experienced a specific material adverse change that may impair its creditworthiness; the existence of, and realizable value of, any collateral backing the obligations; and the macro-economic and micro-economic outlooks for the issuer and its industry.

In addition to the above, the credit loss review of asset-backed securities includes an assessment of future estimated cash flows under expected and stress case scenarios, to identify potential shortfalls in contractual payments. These estimated cash flows are developed using available performance indicators from the underlying assets, such as current and projected default or delinquency rates, levels of credit enhancement, current subordination levels, vintage, expected loss severity and other relevant characteristics.

For mortgage-backed securities, credit losses are assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral characteristics and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities based on the transaction structure and any existing subordination and credit enhancements. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and then projects the remaining cash flows using a number of assumptions, including prepayment timing, default rates and loss severity. Specifically, for prime and Alt-A RMBS, the assumed default percentage is dependent on the severity of delinquency status, with foreclosures and real estate owned receiving higher rates, but also includes the currently performing loans.

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest written off was $1 million and nil during the three and nine months ended September 30, 2023 and three and nine months ended September 30, 2022, respectively.

The roll-forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

Three Months Ended September 30, 2023	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at July 1, 2023	$—	$3	$—	$7	$6	$—	$—	$16
Additions for which credit loss was not previously recorded	—	2	—	15	—	9	—	26
Changes for securities with previously recorded credit loss	—	—	—	2	—	—	—	2
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	(1)	—	—	—	(1)
Securities intended/required to be sold before recovery of amortized cost basis	—	(2)	—	(6)	—	(9)	—	(17)
Balance at September 30, 2023 (2)	$—	$3	$—	$17	$6	$—	$—	$26

Three Months Ended September 30, 2022	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at July 1, 2022	$—	$6	$1	$30	$6	$—	$—	$43
Additions for which credit loss was not previously recorded	—	—	—	12	1	—	—	13
Changes for securities with previously recorded credit loss	—	—	(1)	(8)	(2)	—	—	(11)
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	(3)	—	—	—	—	—	(3)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	(11)	—	—	—	(11)
Balance at September 30, 2022 (2)	$—	$3	$—	$23	$5	$—	$—	$31

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

Nine Months Ended September 30, 2023	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2023	$—	$2	$—	$15	$6	$—	$—	$23
Additions for which credit loss was not previously recorded	—	2	—	48	—	9	—	59
Changes for securities with previously recorded credit loss	—	1	—	1	2	—	—	4
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	(24)	(2)	—	—	(26)
Securities intended/required to be sold before recovery of amortized cost basis	—	(2)	—	(23)	—	(9)	—	(34)
Balance at September 30, 2023 (2)	$—	$3	$—	$17	$6	$—	$—	$26

Nine Months Ended September 30, 2022	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2022	$—	$—	$—	$—	$2	$—	$7	$9
Additions for which credit loss was not previously recorded	—	6	1	42	3	—	—	52
Changes for securities with previously recorded credit loss	—	—	(1)	(3)	1	—	(7)	(10)
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	(3)	—	—	(1)	—	—	(4)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	(16)	—	—	—	(16)
Balance at September 30, 2022 (2)	$—	$3	$—	$23	$5	$—	$—	$31

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $416 million and $414 million as of September 30, 2023 and 2022, respectively, and was excluded from the determination of credit losses for the three and nine months ended September 30, 2023 and 2022.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Debt securities (1)	$432	$306	$1,152	$792
Equity securities	(4)	(25)	(5)	(18)
Mortgage loans	81	70	235	211
Policy loans	17	18	50	52
Limited partnerships	20	(7)	19	151
Other investment income	24	14	74	25
Total investment income excluding funds withheld assets	570	376	1,525	1,213
Investment expenses	(91)	(49)	(211)	(128)
Net investment income excluding funds withheld assets	479	327	1,314	1,085
Net investment income on funds withheld assets (see Note 8)	303	313	862	937
Net investment income	$782	$640	$2,176	$2,022
(1) Includes unrealized gains (losses) on trading securities and includes $51 million and $43 million for the three and nine months ended September 30, 2023, respectively, and $(8) million and $(103) million for the three and nine months ended September 30, 2022, respectively, related to the change in fair value for securities carried under the fair value option.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $(16) million and $(17) million, for the three months ended September 30, 2023 and 2022, respectively, and $(38) million and $(48) million, for the nine months ended September 30, 2023 and 2022, respectively.

Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Available-for-sale securities
Realized gains on sale	$11	$3	$17	$32
Realized losses on sale	(102)	(57)	(145)	(298)
Credit loss income (expense)	(18)	(6)	(29)	(5)
Credit loss income (expense) on mortgage loans	(28)	(5)	(88)	(2)
Other (1)	10	59	10	142
Net gains (losses) excluding derivatives and funds withheld assets	(127)	(6)	(235)	(131)
Net gains (losses) on derivative instruments (see Note 5)	(208)	(190)	(4,938)	1,307
Net gains (losses) on derivatives and investments	(335)	(196)	(5,173)	1,176

Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	159	555	(648)	2,660
Total net gains (losses) on derivatives and investments	$(176)	$359	$(5,821)	$3,836

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

The aggregate fair value of securities sold at a loss for the three and nine months ended September 30, 2023 was $756 million and $2,909 million, which was approximately 88% and 94% of book value, respectively. The aggregate fair value of securities sold at a loss for the three and nine months ended September 30, 2022 was $1,068 million and $3,966 million, which was approximately 94% and 93% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $0.9 billion and $4.2 billion during the three and nine months ended September 30, 2023, respectively, and $1.4 billion and $6.3 billion during the three and nine months ended September 30, 2022, respectively.

Consolidated Variable Interest Entities ("VIEs")

The Company concluded that the following entities are VIEs and that the Company is the primary beneficiary as it has both the power to direct the most significant activities of the VIE as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In each case, the Company’s exposure to loss is limited to the capital invested plus, in the cases of the limited liability companies and the Private Equity Funds, unfunded capital commitments.

•The Company funds affiliated limited liability companies to facilitate the issuance of collateralized loan obligations ("CLOs"). In April 2022, the Company reinvested in CLO issuances resulting in an increase of consolidated assets and liabilities. In December 2022, a consolidated VIE issued $276 million par, net of the Company’s holding of CLOs. The Company’s policy is to record the consolidation of VIEs on a one-month lag due to the timing of when information is available from the VIE. Therefore, the VIE's issuance of this CLO is not reflected in the Company’s Consolidated Balance Sheet as of December 31, 2022 but its inclusion would not materially impact the financial position of the Company as a result of the offsetting changes to assets and liabilities.

•Private Equity Funds III – VIII are limited partnership structures that invest the ownership capital in portfolios of various other limited partnership structures. The Company intends to divest its investment in certain private equity funds. The Company estimated a loss of approximately $93 million which it recognized in Net Investment Income for the nine months ended September 30, 2023, and which approximates the ultimate loss incurred upon the sale in October 2023.

•PPM has created and managed institutional share class mutual funds, where Jackson seeds new funds, or new share classes within a fund, when deemed necessary to develop the requisite track record prior to allowing investment by external parties. Jackson may sell its interest in a fund once opened to investment by external parties.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Asset and liability information for the consolidated VIEs included on the Condensed Consolidated Balance Sheets are as follows (in millions):

	September 30, 2023	December 31, 2022
Assets
Debt securities, at fair value under fair value option	$2,101	$2,014
Debt securities, trading	66	100
Equity securities	92	127
Other invested assets	1,536	1,507
Cash and cash equivalents	78	75
Other assets	26	19
Total assets	$3,899	$3,842

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$2,011	$1,732
Other liabilities	110	343
Total other liabilities	2,121	2,075
Securities lending payable	2	4
Total liabilities	$2,123	$2,079

Equity
Noncontrolling interests	$775	$732

Unconsolidated VIEs

The Company has concluded the following entities are VIEs but does not consolidate them. Based on analysis of the limited partnerships, limited liability companies and the mutual funds, the Company is not the primary beneficiary of the VIE because the Company lacks the power to direct the activities of the VIE that most significantly impact the VIE's performance or lacks the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities, or both.

•The Company invests in certain limited partnerships ("LPs") and limited liability companies ("LLCs"). The carrying amounts of the Company’s investments in these LPs and LLCs are recognized in other invested assets on the Condensed Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 16 of the Notes to Condensed Consolidated Financial Statements. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to the LPs/LLCs, which was $2,908 million and $3,285 million as of September 30, 2023 and December 31, 2022, respectively. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

•The Company invests in certain mutual funds. Mutual funds are recognized in equity securities on the Condensed Consolidated Balance Sheets and were $19 million and $28 million as of September 30, 2023 and December 31, 2022, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Commercial and Residential Mortgage Loans

The following table shows commercial mortgage loans, residential mortgage loans, and the respective accrued interest thereon at September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023	December 31, 2022
Commercial mortgage loans (1)	$9,594	$10,241
Accrued interest receivable on commercial mortgage loans	38	39
Residential mortgage loans (2)	1,018	1,308
Accrued interest receivable on residential mortgage loans	7	9
(1) Net of an allowance for credit losses of $195 million and $91 million at each date, respectively.
(2) Net of an allowance for credit losses of $5 million and $4 million at each date, respectively.

At September 30, 2023, commercial mortgage loans were collateralized by properties located in 37 states, the District of Columbia, and Europe, while residential mortgage loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe.

Mortgage Loan Concessions

In response to the generally adverse economic impact of the COVID-19 pandemic, the Company granted concessions to certain of its commercial mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act of 2021, and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) not to account for or report qualifying concessions as troubled debt restructurings and does not classify such loans as past due during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. For some commercial mortgage loan borrowers (principally in the hotel and retail sectors), the Company granted concessions that were primarily interest and/or principal payment deferrals generally ranging from 6 to 14 months and, to a much lesser extent, maturity date extensions. Repayment periods are generally within one year but may extend until maturity date. Deferred commercial mortgage loan interest and principal payments were $9 million at September 30, 2023. The concessions granted had no impact on the Company’s results of operations or financial position as the Company has not granted concessions that would have been disclosed and accounted for as troubled debt restructurings.

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

The following table provides the change in the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended September 30, 2023	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at July 1, 2023	$18	$7	$91	$26	$12	$8	$162
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	9	(1)	30	—	3	(3)	38
Balance at September 30, 2023 (1)	$27	$6	$121	$26	$15	$5	$200

Three Months Ended September 30, 2022	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at July 1, 2022	$21	$18	$16	$13	$9	$3	$80
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	(5)	(1)	(3)	8	—	—	(1)
Balance at September 30, 2022 (1)	$16	$17	$13	$21	$9	$3	$79

Nine Months Ended September 30, 2023	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2023	$18	$20	$15	$22	$16	$4	$95
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	9	(14)	106	4	(1)	1	105
Balance at September 30, 2023 (1)	$27	$6	$121	$26	$15	$5	$200

Nine Months Ended September 30, 2022	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2022	$19	$9	$28	$17	$12	$9	$94
Charge offs, net of recoveries	—	—	—	—	—	—	—
Provision (release)	(3)	8	(15)	4	(3)	(6)	(15)
Balance at September 30, 2022 (1)	$16	$17	$13	$21	$9	$3	$79

(1) Accrued interest receivable totaled $45 million and $46 million as of September 30, 2023 and 2022, respectively, and was excluded from the determination of credit losses.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment. Accrued interest amounting to $2 million and nil were written off as of September 30, 2023 and 2022, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.
At September 30, 2023, there was $23 million of recorded investment, $26 million of unpaid principal balance, no related loan allowance, $17 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

At December 31, 2022, there was $15 million of recorded investment, $16 million of unpaid principal balance, no related loan allowance, $18 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

The following tables provide information about the credit quality with vintage year and category of mortgage loans (in millions):

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$566	$794	$931	$696	$1,259	$4,445	$4	$8,695	91%
70% - 80%	—	138	191	83	62	33	—	507	5%
80% - 100%	—	25	151	36	42	105	—	359	4%
Greater than 100%	—	—	—	—	22	11	—	33	—%
Total commercial mortgage loans	566	957	1,273	815	1,385	4,594	4	9,594	100%

Debt service coverage ratios:
Greater than 1.20x	481	612	934	672	1,310	4,334	4	8,347	87%
1.00x - 1.20x	85	271	339	143	31	202	—	1,071	11%
Less than 1.00x	—	74	—	—	44	58	—	176	2%
Total commercial mortgage loans	566	957	1,273	815	1,385	4,594	4	9,594	100%

Residential mortgage loans
Performing	145	190	167	37	30	370	—	939	92%
Nonperforming	—	26	14	7	4	28	—	79	8%
Total residential mortgage loans	145	216	181	44	34	398	—	1,018	100%

Total mortgage loans	$711	$1,173	$1,454	$859	$1,419	$4,992	$4	$10,612	100%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$771	$1,266	$1,171	$1,473	$1,480	$3,421	$4	$9,586	94%
70% - 80%	125	190	32	13	5	59	—	424	4%
80% - 100%	—	152	—	—	5	40	—	197	2%
Greater than 100%	—	—	—	25	—	9	—	34	—%
Total commercial mortgage loans	896	1,608	1,203	1,511	1,490	3,529	4	10,241	100%

Debt service coverage ratios:
Greater than 1.20x	694	1,092	955	1,387	1,324	3,211	4	8,667	85%
1.00x - 1.20x	202	372	106	83	34	172	—	969	9%
Less than 1.00x	—	144	142	41	132	146	—	605	6%
Total commercial mortgage loans	896	1,608	1,203	1,511	1,490	3,529	4	10,241	100%

Residential mortgage loans
Performing	413	308	49	37	14	409	—	1,230	94%
Nonperforming	6	11	8	6	7	40	—	78	6%
Total residential mortgage loans	419	319	57	43	21	449	—	1,308	100%

Total mortgage loans	$1,315	$1,927	$1,260	$1,554	$1,511	$3,978	$4	$11,549	100%

	September 30, 2023
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,230	$—	$—	$—	$3,230
Hotel	882	—	—	—	882
Office	1,459	—	—	—	1,459
Retail	2,011	—	—	—	2,011
Warehouse	2,012	—	—	—	2,012
Total commercial	9,594	—	—	—	9,594
Residential (2)	939	—	56	23	1,018
Total	$10,533	$—	$56	$23	$10,612

	December 31, 2022
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,558	$—	$—	$—	$3,558
Hotel	1,015	—	—	—	1,015
Office	1,795	—	—	—	1,795
Retail	2,085	—	—	—	2,085
Warehouse	1,788	—	—	—	1,788
Total commercial	10,241	—	—	—	10,241
Residential (2)	1,230	—	63	15	1,308
Total	$11,471	$—	$63	$15	$11,549
(1)     At September 30, 2023 and December 31, 2022, includes mezzanine and bridge loans of $389 million and $410 million in the Apartment category, $21 million and $41 million in the Hotel category, $166 million and $236 million in the Office category, $31 million and $43 million in the Retail category, and $295 million and $140 million in the Warehouse category, respectively.
(2)    At September 30, 2023 and December 31, 2022, includes $26 million and $41 million of loans purchased when the loans were greater than 90 days delinquent and $7 million and $12 million of loans in process of foreclosure, and are supported with insurance or other guarantees provided by various governmental programs, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

The following table provides information about the mortgage loans modified to borrowers experiencing financial difficulty (in millions, except for percentage information):

	Term Extension
	Amortized Cost Basis at September 30, 2023	Percent of Total Class
Commercial mortgage loans	$17	0.18%
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Financial Effect
Commercial mortgage loans	Granted extension of term for three-years and required partial principal repayment at extension of the loan.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in millions):

	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
Commercial mortgage loans	$17	$—	$—

As of September 30, 2023 and December 31, 2022, there were no commercial mortgage loans involved in troubled debt restructuring, and stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $16 million and $3 million, respectively.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At both September 30, 2023 and December 31, 2022, $3.4 billion of these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At September 30, 2023 and December 31, 2022, the Company had $0.9 billion and $1.0 billion, respectively, of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Other Invested Assets

Other invested assets primarily include investments in Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock, limited partnerships (“LPs”), and real estate. FHLBI capital stock is carried at cost and adjusted for any impairment. At September 30, 2023 and December 31, 2022, FHLB capital stock had a carrying value of $108 million and $146 million, respectively. Real estate is carried at the lower of depreciated cost or fair value and real estate occupied by the Company is carried at depreciated cost. At September 30, 2023 and December 31, 2022, real estate totaling $224 million and $237 million, respectively, included foreclosed properties with a book value of $2 million and nil at September 30, 2023 and December 31, 2022, respectively. Carrying values for LP investments are generally determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At September 30, 2023 and December 31, 2022, investments in LPs had carrying values of $3,221 million and $3,212 million, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of September 30, 2023 and December 31, 2022, the estimated fair value of loaned securities was $27 million and $35 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At September 30, 2023 and December 31, 2022, cash collateral received in the amount of $28 million and $36 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Condensed Consolidated Balance Sheets. The following table present information regard these transactions for the nine months ended September 30, 2023 and 2022 (in millions, except percentage data):

	Nine Months Ended September 30,
	2023	2022
Highest level of short-term borrowings at any month end	$1,660	$584
Average short-term borrowing	1,172	186
Weighted average interest rate	4.66%	0.24%

At September 30, 2023 and December 31, 2022, the outstanding repurchase agreement balance was nil and $1,012 million, respectively, collateralized with U.S. Treasury notes and corporate securities maturing within 30 days, and was included within repurchase agreements and securities lending payable in the Condensed Consolidated Balance Sheets. In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $16 million and $41 million for the three and nine months ended September 30, 2023, respectively, and nil for both the three and nine months ended September 30, 2022, respectively.

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

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions, 2022 information recast for the adoption of LDTI):

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments

	September 30, 2023
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,868	$103	$144	$(41)
Equity index call options	8,000	62	—	62
Equity index futures (2)	23,218	—	—	—
Equity index put options	43,500	644	—	644
Interest rate swaps	7,728	5	351	(346)
Put-swaptions	16,500	—	2,032	(2,032)
Interest rate futures (2)	36,533	—	—	—
Total return swaps	1,484	33	—	33
Total freestanding derivatives	138,831	847	2,527	(1,680)
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	956	(956)
Registered index linked annuity embedded derivatives (3)	N/A	—	676	(676)
Total embedded derivatives	N/A	—	1,632	(1,632)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	19	1	18
Cross-currency forwards	1,309	59	20	39
Funds withheld embedded derivative (4)	N/A	3,352	—	3,352
Total derivatives related to funds withheld under reinsurance treaties	1,467	3,430	21	3,409
Total	$140,298	$4,277	$4,180	$97

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$(16)	$(19)	$(42)	$(101)
Equity index call options	(192)	(275)	(100)	(1,506)
Equity index futures	(5)	1,038	(2,712)	5,279
Equity index put options	45	168	(1,362)	675
Interest rate swaps	(137)	(202)	(189)	(613)
Interest rate swaps - cleared	—	(67)	(10)	(204)
Put-swaptions	(1,013)	(751)	(840)	(1,905)
Interest rate futures	938	(179)	537	(491)
Total return swaps	70	39	(93)	47
Fixed index annuity embedded derivatives	—	—	(4)	5
Registered index linked annuity embedded derivatives	102	58	(123)	121
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	(208)	(190)	(4,938)	1,307
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	60	9	58	24
Cross-currency forwards	(36)	67	(57)	136
Funds withheld embedded derivative	451	824	194	3,452
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	475	900	195	3,612
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$267	$710	$(4,743)	$4,919

All the Company’s trade agreements for freestanding, over-the-counter derivatives, contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit. At September 30, 2023 and December 31, 2022, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $554 million and $885 million, respectively, and held collateral was $502 million and $858 million, respectively, related to these agreements. At September 30, 2023 and December 31, 2022, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $2,177 million and $1,680 million, respectively, and provided collateral was $2,399 million and $1,650 million, respectively, related to these agreements. If all the downgrade provisions had been triggered at September 30, 2023 and December 31, 2022, in aggregate, the Company would have had to disburse nil and $30 million, respectively, and would have been allowed to claim $274 million and $27 million, respectively.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	September 30, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative
assets	$925	$—	$925	$372	$449	$51	$53
Financial Liabilities:
Freestanding derivative
liabilities	$2,548	$—	$2,548	$372	$—	$2,153	$23
Securities loaned	28	—	28	—	28	—	—
Repurchase agreements	—	—	—	—	—	—	—
Total financial liabilities	$2,576	$—	$2,576	$372	$28	$2,153	$23

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

In the above tables, the amounts of assets or liabilities presented in the Company’s Condensed Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative liabilities of $1,632 million and $1,136 million as of September 30, 2023 and December 31, 2022, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative asset (liability) of $3,352 million and $3,158 million at September 30, 2023 and December 31, 2022.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
6. Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions, 2022 information recast for the adoption of LDTI):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$41,388	$41,388	$44,762	$44,762
Equity securities	277	277	393	393
Mortgage loans (1)	10,612	9,815	11,549	10,841
Limited partnerships	3,221	3,221	3,212	3,212
Policy loans (1)	4,368	4,368	4,377	4,377
Freestanding derivative instruments	925	925	1,270	1,270
FHLBI capital stock	108	108	146	146
Cash and cash equivalents	2,760	2,760	4,298	4,298
Reinsurance recoverable on market risk benefits	167	167	221	221
Market risk benefit assets	6,815	6,815	4,865	4,865
Separate account assets	202,903	202,903	195,906	195,906

Liabilities
Annuity reserves (2)	35,362	29,861	37,357	32,377
Market risk benefit liabilities	3,917	3,917	5,662	5,662
Reserves for guaranteed investment contracts (3)	863	820	1,128	1,099
Trust instruments supported by funding agreements (3)	5,900	5,592	5,887	5,760
FHLB funding agreements (3)	1,949	1,699	2,004	2,104
Funds withheld payable under reinsurance treaties (1)	19,973	19,973	22,957	22,957
Long-term debt	2,635	2,322	2,635	2,344
Securities lending payable	28	28	36	36
Freestanding derivative instruments	2,548	2,548	2,065	2,065
Notes issued by consolidated VIEs	2,011	2,011	1,732	1,732
Repurchase agreements	—	—	1,012	1,012
FHLB advances	180	180	—	—
Separate account liabilities	202,903	202,903	195,906	195,906

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

For those securities that were internally valued at September 30, 2023 and December 31, 2022, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, are generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally, are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at September 30, 2023 and December 31, 2022. As a result of using the net asset value per share practical expedient, limited partnership interests are not classified in the fair value hierarchy.

The Company’s limited partnership interests are not redeemable, and distributions received are generally the result of liquidation of the underlying assets of the partnerships. The Company generally has the ability under the partnership agreements to sell its interest to another limited partner with the prior written consent of the general partner. In cases when the Company expects to sell the limited partnership interest, the estimated sales price is used to determine the fair value rather than the practical expedient. Limited partnership interests expected to be sold are classified as Level 2 in the fair value hierarchy.

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

Freestanding derivative instruments classified as:
•Level 1 include futures, which are traded on active exchanges.
•Level 2 include interest rate swaps, cross currency swaps, cross-currency forwards, credit default swaps, total return swaps, put-swaptions and certain equity index call and put options. These derivative valuations are determined by third-party pricing services using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.
•Level 3 include interest rate contingent options that are valued by third-party pricing services utilizing significant unobservable inputs.

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

Funds Withheld Payable Under Reinsurance Treaties

The funds withheld payable under reinsurance treaties includes both the funds withheld payable that are held at fair value under the fair value option and the funds withheld embedded derivative and are both considered Level 3 in the fair value hierarchy.
•The fair value of the funds withheld payable that are held at fair value under the fair value option is equal to the fair value of the assets held as collateral, which primarily consists of policy loans using industry standard valuation techniques.
•The funds withheld embedded derivative is determined based upon a total return swap technique referencing the fair value of the investments held under the reinsurance contract and requires certain significant unobservable inputs.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Notes Issued by Consolidated VIEs

These notes are issued by CLOs and are carried at fair value under the fair value option based on the fair values of corresponding fixed maturity collateral. The CLO liabilities are also reduced by the fair value of the beneficial interest the Company retains in the CLO and the carrying value of any beneficial interests that represent compensation for services. As the notes are valued based on the reference collateral, they are classified as Level 2.

Fair Value Option

The Company elected the fair value option for debt securities related to certain consolidated investments totaling $2,101 million and $2,014 million at September 30, 2023 and December 31, 2022, respectively. These debt securities are reflected on the Company’s Condensed Consolidated Balance Sheets as debt securities, at fair value under the fair value option.

The Company has elected the fair value option for certain funds withheld assets, which are held as collateral for reinsurance, totaling $4,052 million and $4,160 million at September 30, 2023 and December 31, 2022, respectively, as discussed above, and includes mortgage loans as discussed below.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

	September 30,	December 31,
	2023	2022
Fair value	$476	$582
Aggregate contractual principal	490	591

As of September 30, 2023, no loans in good standing for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

The Company elected the fair value option for notes issued by consolidated VIEs totaling $2,011 million and $1,732 million at September 30, 2023 and December 31, 2022, respectively.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions, 2022 information recast for the adoption of LDTI):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$3,674	$3,674	$—	$—
Other government securities	1,378	—	1,378	—
Public utilities	5,068	—	5,068	—
Corporate securities	24,682	—	24,638	44
Residential mortgage-backed	376	—	376	—
Commercial mortgage-backed	1,442	—	1,442	—
Other asset-backed securities	4,768	—	4,768	—
Equity securities	277	7	186	84
Mortgage loans	476	—	—	476
Limited partnerships (1)	564	—	140	424
Policy loans	3,432	—	—	3,432
Freestanding derivative instruments	925	—	925	—
Cash and cash equivalents	2,760	2,760	—	—
Reinsurance recoverable on market risk benefits	167	—	—	167
Market risk benefit assets	6,815	—	—	6,815
Separate account assets	202,903	—	202,903	—
Total	$259,707	$6,441	$241,824	$11,442

Liabilities
Embedded derivative liabilities (2)	$1,631	$—	$1,631	$—
Funds withheld payable under reinsurance treaties (3)	247	—	—	247
Freestanding derivative instruments	2,548	—	2,548	—
Notes issued by consolidated VIEs	2,011	—	2,011	—
Market risk benefit liabilities	3,917	—	—	3,917
Total	$10,354	$—	$6,190	$4,164

(1) Excludes $2,657 million of limited partnership investments measured at NAV.

(2) Includes the embedded derivative liabilities of $676 million related to RILA and $956 million liability of fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $3,352 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions, 2022 information recast for the adoption of LDTI):

	September 30, 2023
Assets	Total	Internal	External
Debt securities:
Corporate	$44	$—	$44
Equity securities	84	1	83
Mortgage loans	476	—	476
Limited partnerships	424	1	423
Policy loans	3,432	3,432	—
Reinsurance recoverable on market risk benefits	167	167	—
Market risk benefit assets	6,815	6,815	—
Total	$11,442	$10,416	$1,026

Liabilities
Funds withheld payable under reinsurance treaties (1)	247	247	—
Market risk benefit liabilities	3,917	3,917	—
Total	$4,164	$4,164	$—

(1) Includes the Athene embedded derivative asset of $3,352 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on internally-priced Level 3 assets and liabilities that use significant unobservable inputs (in millions, 2022 information recast for the adoption of LDTI):

As of September 30, 2023
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$167	Discounted cash flow	Mortality(1)	0.01% - 23.33%	Decrease
			Lapse(2)	2.97% - 8.10%	Decrease
			Utilization(3)	0.00% - 20.00%	Increase
			Withdrawal(4)	47.50% - 52.50%	Increase
			Non-performance risk(5)	0.40% - 1.63%	Decrease
			Long-term Equity Volatility(6)	18.50%	Increase

Market risk benefit assets	$6,815	Discounted cash flow	Mortality(1)	0.01% - 23.33%	Decrease
			Lapse(2)	0.05% - 41.28%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	11.25% - 100.00%	Increase
			Non-performance risk(5)	1.61% - 2.19%	Decrease
			Long-term Equity Volatility(6)	18.50%	Increase

Liabilities
Market risk benefit liabilities	$3,917	Discounted cash flow	Mortality(1)	0.01% - 23.33%	Decrease
			Lapse(2)	0.05% - 41.28%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	11.25% - 100.00%	Increase
			Non-performance risk(5)	1.61% - 2.19%	Decrease
			Long-term Equity Volatility(6)	18.50%	Increase

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

At September 30, 2023 and December 31, 2022, securities of $2 million and $9 million, respectively, are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The tables below, 2022 information recast for the adoption of LDTI, provide roll-forwards for the three and nine months ended September 30, 2023 and 2022 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		July 1,	Income	Comprehensive	and	(out of)	September 30,
Three Months Ended September 30, 2023		2023	(Loss)	Income (Loss)	Settlements	Level 3	2023
Assets
	Debt securities
	Corporate securities	$21	$(2)	$—	$22	$3	$44
	Equity securities	86	(2)	—	—	—	84
	Mortgage loans	509	(5)	—	(28)	—	476
	Limited partnerships	422	(17)	—	(10)	29	424
	Reinsurance recoverable on market risk benefits	194	(27)	—	—	—	167
	Market risk benefit assets	5,957	858	—	—	—	6,815
	Policy loans	3,438	(32)	—	26	—	3,432

Liabilities
	Funds withheld payable under reinsurance treaties	(701)	481	—	(27)	—	(247)
	Market risk benefit liabilities	(4,463)	1,545	(999)	—	—	(3,917)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		July 1,	Income	Comprehensive	and	(out of)	September 30,
Three Months Ended September 30, 2022		2022	(Loss)	Income (Loss)	Settlements	Level 3	2022
Assets
	Debt securities
	Corporate securities	$47	$(5)	$(1)	$10	$26	$77
	Equity securities	124	(6)	—	(11)	—	107
	Mortgage loans	357	(7)	—	158	—	508
	Limited partnerships	396	—	—	—	—	396
	Reinsurance recoverable on market risk benefits	306	(45)	—	—	—	261
	Market risk benefit assets	2,329	703	—	—	—	3,032
	Policy loans	3,485	(27)	—	29	—	3,487

Liabilities
	Funds withheld payable under reinsurance treaties	(1,141)	857	—	(30)	—	(314)
	Market risk benefit liabilities	(5,945)	255	552	—	—	(5,138)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	September 30,
Nine Months Ended September 30, 2023		2023	(Loss)	Income (Loss)	Settlements	Level 3	2023
Assets
	Debt securities
	Corporate securities	$56	$(11)	$—	$18	$(19)	$44
	Equity securities	122	(37)	—	—	(1)	84
	Mortgage loans	582	(7)	—	(99)	—	476
	Limited partnerships	440	(39)	—	1	22	424
	Reinsurance recoverable on market risk benefits	221	(54)	—	—	—	167
	Market risk benefit assets	4,865	1,950	—	—	—	6,815
	Policy loans	3,419	75	—	(62)	—	3,432

Liabilities
	Funds withheld payable under reinsurance treaties	(424)	119	—	58	—	(247)
	Market risk benefit liabilities	(5,662)	3,224	(1,479)	—	—	(3,917)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	September 30,
Nine Months Ended September 30, 2022		2022	(Loss)	Income (Loss)	Settlements	Level 3	2022
Assets
	Debt securities
	Corporate securities	$9	$—	$(1)	$13	$56	$77
	Equity securities	112	10	—	(15)	—	107
	Mortgage loans	—	(10)	—	518	—	508
	Limited partnerships	396	—	—	—	—	396
	Reinsurance recoverable on market risk benefits	383	(122)	—	—	—	261
	Market risk benefit assets	1,664	1,368	—	—	—	3,032
	Policy loans	3,467	109	—	(89)	—	3,487

Liabilities
	Funds withheld payable under reinsurance treaties	(3,759)	3,349	—	96	—	(314)
	Market risk benefit liabilities	(8,033)	390	2,505	—	—	(5,138)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the three and nine months ended September 30, 2023 and 2022 shown above are as follows (in millions):

Three Months Ended September 30, 2023	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$27	$(5)	$—	$—	$22
Equity securities	—	—	—	—	—
Mortgage loans	45	(73)	—	—	(28)
Limited partnerships	1	(11)	—	—	(10)
Policy loans	—	—	76	(50)	26
Total	$73	$(89)	$76	$(50)	$10

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(96)	$69	$(27)

Three Months Ended September 30, 2022	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$12	$(2)	$—	$—	$10
Equity securities	1	(12)	—	—	(11)
Mortgage loans	159	(1)	—	—	158
Policy loans	—	—	74	(45)	29
Total	$172	$(15)	$74	$(45)	$186

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(79)	$49	$(30)

Nine Months Ended September 30, 2023	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$27	$(9)	$—	$—	$18
Equity securities	—	—	—	—	—
Mortgage loans	180	(279)	—	—	(99)
Limited partnerships	19	(18)	—	—	1
Policy loans	—	—	111	(173)	(62)
Total	$226	$(306)	$111	$(173)	$(142)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(132)	$190	$58

Nine Months Ended September 30, 2022	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$15	$(2)	$—	$—	$13
Equity securities	1	(16)	—	—	(15)
Mortgage loans	519	(1)	—	—	518
Policy loans	—	—	105	(194)	(89)
Total	$535	$(19)	$105	$(194)	$427

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(111)	$207	$96

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
For the three and nine months ended September 30, 2023, transfers from Level 3 to Level 2 of the fair value hierarchy were $(12) million and $19 million, respectively, transfers from Level 2 to Level 3 were $(9) million and $(1) million, respectively, and transfers from Level 3 to NAV were $(29) million and $(22) million, respectively.

For the three and nine months ended September 30, 2022, transfers from Level 3 to Level 2 of the fair value hierarchy were $4 million and $9 million, respectively, and transfers from Level 2 to Level 3 were $30 million and $65 million, respectively, and no transfers from Level 3 to NAV.

The portion of gains (losses) included in net income (loss) or OCI attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended September 30,
	2023		2022
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$2	$—	$(5)	$(1)
Equity securities	(2)	—	(6)	—
Mortgage loans	(5)	—	(7)	—
Limited partnerships	(17)	—	—	—
Reinsurance recoverable on market risk benefits	(27)	—	(45)	—
Market risk benefit assets	858	—	703	—
Policy loans	(32)	—	(27)	—

Liabilities
Funds withheld payable under reinsurance treaties	481	—	857	—
Market risk benefit liabilities	1,545	(999)	255	552

	Nine Months Ended September 30,
	2023		2022
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$(7)	$—	$—	$(1)
Equity securities	(37)	—	10	—
Mortgage loans	(7)	—	(10)	—
Limited partnerships	(39)	—	—	—
Reinsurance recoverable on market risk benefits	(54)	—	(122)	—
Market risk benefit assets	1,950	—	1,368	—
Policy loans	75	—	109	—

Liabilities
Funds withheld payable under reinsurance treaties	119	—	3,349	—
Market risk benefit liabilities	3,224	(1,479)	390	2,505

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Fair Value of Financial Instruments Carried at Other Than Fair Value

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions):

	September 30, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$10,136	$9,339	$—	$—	$9,339
Policy loans	936	936	—	—	936
FHLBI capital stock	108	108	108	—	—

Liabilities
Annuity reserves (1)	$33,731	$28,230	$—	$—	$28,230
Reserves for guaranteed investment contracts (2)	863	820	—	—	820
Trust instruments supported by funding agreements (2)	5,900	5,592	—	—	5,592
FHLB funding agreements (2)	1,949	1,699	—	—	1,699
Funds withheld payable under reinsurance treaties	19,726	19,726	—	—	19,726
Debt	2,635	2,322	—	2,322	—
Securities lending payable	28	28	—	28	—
FHLB advances	180	180	—	180	—
Repurchase agreements	—	—	—	—	—
Separate account liabilities (3)	202,903	202,903	—	202,903	—

	December 31, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$10,967	$10,259	$—	$—	$10,259
Policy loans	958	958	—	—	958
FHLBI capital stock	146	146	146	—	—

Liabilities
Annuity reserves (1)	$36,222	$31,242	$—	$—	$31,242
Reserves for guaranteed investment contracts (2)	1,128	1,099	—	—	1,099
Trust instruments supported by funding agreements (2)	5,887	5,760	—	—	5,760
FHLB funding agreements (2)	2,004	2,104	—	—	2,104
Funds withheld payable under reinsurance treaties	22,533	22,533	—	—	22,533
Debt	2,635	2,344	—	2,344	—
Securities lending payable	36	36	—	36	—
Repurchase agreements	1,012	1,012	—	1,012	—
Separate account liabilities (3)	195,906	195,906	—	195,906	—

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The following is a discussion of the methodologies used to determine fair values of the financial instruments measured on a nonrecurring basis reported in the table above.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Deferred Acquisition Costs

	Nine Months Ended September 30,	Year Ended December 31,
	2023	2022
Variable Annuities
Balance, beginning of period	$12,699	$13,364
Deferrals of acquisition costs	306	544
Amortization	(855)	(1,209)
Variable Annuities balance, end of period	$12,150	$12,699

Reconciliation of total DAC
Variable Annuities balance, end of period	$12,150	$12,699
Other product lines, end of period	297	224
Total balance, end of period	$12,447	$12,923

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

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020, to reinsure on a 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement ("the coinsurance agreement") required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.2 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $181 million at September 30, 2023.

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

The Company regularly monitors the financial strength ratings of its reinsurers. At September 30, 2023 and December 31, 2022, the Company had an allowance for credit losses (“ACL”) of $33 million and $15 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the Condensed Consolidated Balance Sheets. The ACL considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements. During the second quarter, the Company increased its ACL related to a specific reinsurer which was recently ordered into liquidation. The recognized ACL represents our current best estimate of our remaining loss exposure associated with this reinsurer.

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

Reinsurance recoverable on market risk benefits is recognized at fair value with changes being recognized in current period earnings within market risk benefit (gains) losses, net. Non-performance risk of the reinsurer is incorporated into the calculation through the adjustment of the risk-free rate curve based on credit spreads observed on instruments issued by similarly-rated life insurance companies.

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

Guaranteed benefits related to the optional lifetime income rider offered on certain fixed index annuities are MRBs that are reinsured with Athene. The reinsured MRBs are measured using a non-option valuation approach which uses cash flow assumptions and an attributed fee ratio consistent with those used to measure the MRBs on the direct contract and a discount rate that considered the reinsurer’s credit risk. The attributed fee is locked-in at inception of the contract.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
Components of the Company’s reinsurance recoverable excluding MRBs were as follows (in millions, 2022 information recast for the adoption of LDTI):

	September 30,	December 31,
	2023	2022
Reserves:
Life	$5,316	$5,307
Accident and health	404	482
Annuity benefits (1)	19,801	22,470
Claims liability and other	691	787
Total	$26,212	$29,046
(1)     Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

Components of the Company’s reinsurance recoverable on market risk benefits were as follows (in millions, 2022 information recast for the adoption of LDTI):

	September 30,	December 31,
	2023	2022
Variable annuity	$134	$183
Other product lines	33	38
Total	$167	$221

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the Condensed Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2023	2022
Assets
Debt securities, available-for-sale	$11,511	$13,622
Debt securities, at fair value under the fair value option	143	159
Equity securities	137	77
Mortgage loans	3,106	4,127
Mortgage loans, at fair value under the fair value option	476	582
Policy loans	3,447	3,435
Freestanding derivative instruments, net	57	78
Other invested assets	677	793
Cash and cash equivalents	616	260
Accrued investment income	148	166
Other assets and liabilities, net	(60)	(73)
Total assets (1)	$20,258	$23,226

Liabilities
Funds held under reinsurance treaties (2)	$19,973	$22,957
Total liabilities	$19,973	$22,957
(1)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $3,352 million and $3,158 million at September 30, 2023 and December 31, 2022, respectively.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Debt securities (1)	$162	$178	$494	$508
Equity securities	2	(3)	(36)	(28)
Mortgage loans (2)	48	59	174	160
Policy loans	80	77	238	236
Limited partnerships	17	23	32	125
Other investment income	13	—	16	1
Total investment income on funds withheld assets	322	334	918	1,002
Other investment expenses on funds withheld assets (3)	(19)	(21)	(56)	(65)
Total net investment income on funds withheld reinsurance treaties	$303	$313	$862	$937

(1)    Includes $1 million and $3 million for the three and nine months ended September 30, 2023, respectively, and $(3) million and $(11) million for the three and nine months ended September 30, 2022, respectively, related to the change in fair value for securities carried under the fair value option.
(2)    Includes $(5) million and $(7) million for the three and nine months ended September 30, 2023, respectively, and $(7) million and $(10) million for the three and nine months ended September 30, 2022, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Available-for-sale securities
Realized gains on sale	$8	$1	$24	$41
Realized losses on sale	(13)	(8)	(61)	(39)
Credit loss expense	(10)	7	(8)	(33)
Credit loss expense on mortgage loans	(10)	6	(17)	17
Other	(16)	(43)	(4)	(102)
Net gains (losses) on non-derivative investments	(41)	(37)	(66)	(116)
Net gains (losses) on derivative instruments	24	76	1	160
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	176	516	(583)	2,616
Total net gains (losses) on derivatives and investments	$159	$555	$(648)	$2,660

(1) Includes the Athene embedded derivative gain (loss) of $451 million and $194 million for the three and nine months ended September 30, 2023, respectively, and $824 million and $3,452 million for the three and nine months ended September 30, 2022, respectively.

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

	September 30,	December 31,
	2023	2022
Reserves for future policy benefits
Payout Annuities	$1,014	$1,042
Closed Block Life	3,813	4,161
Closed Block Annuity	4,077	4,434
Reserves for future policy benefits	8,904	9,637
Additional liabilities
Closed Block Life	1,086	1,131
Other future policy benefits and claims payable	1,428	1,550
Reserves for future policy benefits and claims payable	$11,418	$12,318

The following tables present the roll-forward of components of reserves for future policy benefits (in millions, 2022 information recast for the adoption of LDTI):

	Present Value of Expected Net Premiums
	Nine Months Ended September 30,			Year Ended December 31,
	2023			2022
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$—	$1,287	$—	$—	$1,464	$—
Beginning of period cumulative effect of changes in discount rate assumptions	—	161	—	—	(157)	—
Beginning balance at original discount rate	—	1,448	—	—	1,307	—
Effect of changes in cash flow assumptions	—	—	—	—	242	—
Effect of actual variances from expected experience	—	(95)	—	—	1	—
Balance adjusted for variances from expectation	—	1,353	—	—	1,550	—
Issuances	—	5	—	—	6	—
Interest accrual	—	27	—	—	39	—
Net premiums collected	—	(131)	—	—	(147)	—
Ending balance at original discount rate	—	1,254	—	—	1,448	—
End of period cumulative effect of changes in discount rate assumptions	—	(173)	—	—	(161)	—
Balance, end of period	$—	$1,081	$—	$—	$1,287	$—

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable

	Present Value of Expected Future Policy Benefits
	Nine Months Ended September 30,			Year Ended December 31,
	2023			2022
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$1,042	$5,448	$4,434	$1,249	$6,913	$5,739
Beginning of period cumulative effect of changes in discount rate assumptions	132	958	275	(84)	(349)	(689)
Beginning balance at original discount rate (including DPL of $40, $0 and $671 in September 30, 2023, and $38, $0 and $459 in December 31, 2022 for payout annuities, closed block life and closed block annuity, respectively)	1,174	6,406	4,709	1,165	6,564	5,050
Effect of changes in cash flow assumptions	—	—	—	4	331	(15)
Effect of actual variances from expected experience	(17)	(74)	(12)	(37)	38	(34)
Balance adjusted for variances from expectation	1,157	6,332	4,697	1,132	6,933	5,001
Issuances	84	13	—	126	14	4
Interest accrual	32	151	147	40	209	210
Benefits payments	(97)	(522)	(368)	(124)	(750)	(506)
Ending balance of original discount rate (including DPL of $40, $0 and $637 in September 30, 2023, and $40, $0 and $671 in December 31, 2022 for payout annuities, closed block life and closed block annuity, respectively)	1,176	5,974	4,476	1,174	6,406	4,709
End of period cumulative effect of changes in discount rate assumptions	(162)	(1,080)	(399)	(132)	(958)	(275)
Balance, end of period	$1,014	$4,894	$4,077	$1,042	$5,448	$4,434

Reserves for future policy benefits	1,014	3,813	4,077	1,042	4,161	4,434
Less: Reinsurance recoverable	83	2,107	2	71	2,263	2
Reserves for future policy benefits, after reinsurance recoverable	$931	$1,706	$4,075	$971	$1,898	$4,432

The following table presents the weighted average duration of the reserves for future policy benefits (2022 information recast for the adoption of LDTI). The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity
September 30, 2023
Weighted average duration (years)	6.7	7.5	6.7
December 31, 2022
Weighted average duration (years)	6.9	7.8	7.0

The discount rate assumption was updated based on current market data. Discount rates increased in the third quarter of 2023 compared to the fourth quarter of 2022. Discount rates increased substantially throughout 2023 primarily due to increases in single-A yields, which resulted in a decrease in the liability for future policy benefits. Refer to the roll-forward above for further details.

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

	September 30, 2023		December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future benefit payments	$1,560	$973	$1,542	$999
Expected future gross premiums	—	—	—	—
Closed Block Life
Expected future benefit payments	8,212	5,016	8,751	5,578
Expected future gross premiums	5,462	2,990	5,976	3,489
Closed Block Annuity
Expected future benefit payments	5,524	3,418	5,834	3,729
Expected future gross premiums	$—	$—	$—	$—

The following table presents the amount of revenue and interest related to non-participating traditional and limited-pay insurance contracts recognized in the Condensed Consolidated Income Statements (in millions, 2022 information recast for the adoption of LDTI):

	Gross Premiums		Interest Expense
	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Payout Annuities	$16	$10	$32	$40
Closed Block Life	250	390	124	170
Closed Block Annuity	1	—	147	210
Total	$267	$400	$303	$420

The following table presents the weighted average interest rate for the reserves for future policy benefits at the cohort's level for the locked-in discount rate (interest accretion rate), and current discount rate, weighted by the cohort's benefit reserve amount (2022 information recast for the adoption of LDTI):

	September 30, 2023	December 31, 2022
Payout Annuities
Interest accretion rate	3.81%	3.71%
Current discount rate	6.02%	5.40%
Closed Block Life
Interest accretion rate	2.99%	3.01%
Current discount rate	5.95%	5.34%
Closed Block Annuity
Interest accretion rate	4.40%	4.40%
Current discount rate	6.02%	5.41%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following table presents a roll-forward of Closed Block Life additional liabilities for annuitization, death and other insurance benefits (in millions, 2022 information recast for the adoption of LDTI):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Balance, beginning of period	$1,131	$1,173
Beginning of period cumulative effect of changes in shadow adjustments	41	(14)
Beginning balance excluding shadow	1,172	1,159
Effect of changes in cash flow assumptions	—	6
Effect of actual variances from expected experience	25	58
Interest accrual	42	56
Net assessments collected	(123)	(107)
Ending balance excluding shadow	1,116	1,172
End of period cumulative effect of changes in shadow adjustments	(30)	(41)
Balance, end of period	$1,086	$1,131

The following table presents the weighted average duration of Closed Block Life additional liabilities for annuitization, death and other insurance benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount (2022 information recast for the adoption of LDTI):

	September 30, 2023	December 31, 2022
Weighted average duration (years)	7.9	8.1

The following table presents assessments and interest expense of Closed Block Life additional liabilities for annuitization, death and other insurance benefits recognized in the Condensed Consolidated Income Statements (in millions, 2022 information recast for the adoption of LDTI):

	Assessments		Interest Expense
	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Additional liability for annuitization, death and other insurance benefits	$(123)	$(107)	$42	$56

The following table presents the weighted average current discount rate of Closed Block Life additional liabilities for annuitization, death and other insurance benefits, applied at the cohort level weighted by reserve benefit amount (2022 information recast for the adoption of LDTI):

	September 30, 2023	December 31, 2022
Weighted average current discount rate	4.97%	4.96%

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

The Company issues a variety of annuity products including fixed annuities, fixed index annuities, registered index linked annuities, variable annuities and payout annuities. For annuity contracts that are classified as investment contracts, the liability is the account balance as of the reporting date, reported within the other contract holder funds. For the variable annuity products, only the allocations to fixed fund options are reported in other contract holder funds.

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

The Company has established a $27 billion aggregate Global Medium-Term Note ("MTN") program. Jackson National Life Global Funding was formed as a statutory business trust, solely for the purpose of issuing Medium-Term Note instruments to institutional investors, the proceeds of which are deposited with the Company and secured by the issuance of funding agreements. The carrying values at both September 30, 2023 and December 31, 2022 totaled $5.9 billion, respectively.

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

Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of funding agreements, short-term and long-term borrowings issued to FHLBI. At September 30, 2023 and December 31, 2022, the Company held $108 million and $146 million of FHLBI capital stock, respectively, supporting $2.2 billion and $2.1 billion in funding agreements and short-term and long-term borrowings at September 30, 2023 and December 31, 2022, respectively.

The following table presents the liabilities for other contract holder funds (in millions, 2022 information recast for the adoption of LDTI):

	September 30, 2023	December 31, 2022
Payout Annuity	$852	$837
Variable Annuity	8,921	10,259
Fixed Annuity	10,202	11,696
Fixed Indexed Annuities	10,715	11,787
RILA	3,841	1,875
Closed Block Life	11,084	11,215
Closed Block Annuity	1,267	1,319
Institutional Products	8,712	9,019
Other Product Lines	172	183
Total other contract holder funds	$55,766	$58,190

The following table presents a roll-forward of other contract holder funds, gross of reinsurance (in millions, 2022 information recast for the adoption of LDTI):

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity	Total
Balance as of January 1, 2023	$837	$10,259	$11,696	$11,787	$1,875	$11,215	$1,319	$48,988
Deposits	155	793	183	179	1,881	238	3	3,432
Surrenders, withdrawals and benefits	(181)	(1,315)	(1,838)	(1,471)	(47)	(588)	(88)	(5,528)
Net transfers from (to) separate accounts	—	(959)	—	—	—	—	—	(959)
Investment performance / change in value of equity option	—	—	—	115	123	—	—	238
Interest credited	18	210	261	161	9	566	32	1,257
Policy charges and other	23	(67)	(100)	(56)	—	(347)	1	(546)
Balance as of September 30, 2023	$852	$8,921	$10,202	$10,715	$3,841	$11,084	$1,267	$46,882

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity	Total
Balance as of December 31, 2021	$831	$9,456	$13,185	$13,161	$110	$11,570	$1,394	$49,707
Deposits	213	1,350	276	126	1,811	320	9	4,105
Surrenders, withdrawals and benefits	(230)	(1,492)	(2,017)	(1,414)	(8)	(766)	(118)	(6,045)
Net transfers from (to) separate accounts	—	870	—	—	—	—	—	870
Investment performance / change in value of equity option	—	—	—	(302)	(37)	—	—	(339)
Interest credited	20	168	389	238	2	659	48	1,524
Policy charges and other	3	(93)	(137)	(22)	(3)	(568)	(14)	(834)
Balance as of December 31, 2022	$837	$10,259	$11,696	$11,787	$1,875	$11,215	$1,319	$48,988

The following table presents weighted average crediting rate, net amount at risk, and cash surrender value of contract holder account balances (dollars in millions, 2022 information recast for the adoption of LDTI):

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity
September 30, 2023
Weighted-average crediting rate (1)	2.82%	3.14%	3.41%	2.00%	0.31%	6.81%	3.37%
Net amount at risk (2)	$—	$—	$—	$—	$—	$16,601	$—
Cash surrender value (3)	$—	$8,816	$10,110	$10,351	$3,609	$11,005	$1,267
December 31, 2022
Weighted-average crediting rate (1)	2.39%	1.64%	3.33%	2.02%	0.11%	5.88%	3.64%
Net amount at risk (2)	$—	$—	$—	$—	$—	$17,427	$—
Cash surrender value (3)	$—	$10,101	$11,573	$11,409	$1,728	$7,096	$1,319
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

At September 30, 2023 and December 31, 2022, excluding reinsurance business, approximately 93% and 92% of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively. At September 30, 2023 and December 31, 2022, excluding reinsurance business, approximately 64% and 65% of the Company’s closed block life account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
The following table presents contract holder account balances invested in fixed account funds by range of guaranteed minimum crediting rates and the related range of the difference between rates being credited to other contract holder funds and the respective guaranteed minimums (in millions, 2022 information recast for the adoption of LDTI):

	September 30, 2023
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$13	$1	$—	$14
1.51%-2.50%	185	—	—	—	185
Greater than 2.50%	8,692	—	—	30	8,722
Total	$8,877	$13	$1	$30	$8,921

Fixed Annuities
0.00%-1.50%	$18	$59	$75	$1	$153
1.51%-2.50%	30	1	1	—	32
Greater than 2.50%	692	53	—	284	1,029
Total	$740	$113	$76	$285	$1,214

Fixed Indexed Annuities
0.00%-1.50%	$5	$10	$3	$43	$61
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	21	—	60	—	81
Total	$26	$10	$63	$43	$142

RILA
0.00%-1.50%	$7	$—	$4	$1	$12
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	36	—	—	—	36
Total	$43	$—	$4	$1	$48

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	4,471	1,842	608	15	6,936
Total	$4,471	$1,842	$608	$15	$6,936

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	12	13
Greater than 2.50%	957	120	23	—	1,100
Total	$957	$120	$24	$12	$1,113

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

	December 31, 2022
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$6,679	$32	$2	$75	$6,788
1.51%-2.50%	200	—	—	—	200
Greater than 2.50%	3,271	—	—	—	3,271
Total	$10,150	$32	$2	$75	$10,259

Fixed Annuities
0.00%-1.50%	$19	$76	$95	$—	$190
1.51%-2.50%	35	2	1	—	38
Greater than 2.50%	576	64	351	—	991
Total	$630	$142	$447	$—	$1,219

Fixed Indexed Annuities
0.00%-1.50%	$6	$17	$5	$40	$68
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	24	—	—	—	24
Total	$30	$17	$5	$40	$92

RILA
0.00%-1.50%	$10	$—	$7	$—	$17
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	—	—	—	—	—
Total	$10	$—	$7	$—	$17

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	4,566	1,868	619	14	7,067
Total	$4,566	$1,868	$619	$14	$7,067

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	10	11
Greater than 2.50%	980	159	21	—	1,160
Total	$980	$159	$22	$10	$1,171

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

The separate account assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. At September 30, 2023 and December 31, 2022, the assets and liabilities associated with variable life and annuity contracts were $203 billion and $196 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company.

Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Condensed Consolidated Income Statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

Included in the separate account assets and liabilities described above is a Jackson issued group variable annuity contract designed for use in connection with and issued to the Company’s Defined Contribution Retirement Plan. These deposits are allocated to the Jackson National Separate Account - II, which had balances of $180 million and $285 million at September 30, 2023 and December 31, 2022, respectively. The Company receives administrative fees for managing the funds. These fees are recorded as earned and included in fee income in the Condensed Consolidated Income Statements.

The following table presents the roll-forward of the separate account balance for variable annuities (in millions, 2022 information recast for the adoption of LDTI):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Balance as of beginning of period	$195,550	$248,469
Deposits	6,558	12,288
Surrenders, withdrawals and benefits	(12,169)	(14,554)
Net transfer from (to) general account	959	(870)
Investment performance	13,813	(47,150)
Policy charges and other	(2,060)	(2,633)
Balance as of end of period, gross	$202,651	$195,550

Cash surrender value (1)	$197,645	$190,243
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities
The following table presents the reconciliation of the separate account balance in the Condensed Consolidated Balance Sheets (in millions, 2022 information recast for the adoption of LDTI):

	September 30, 2023	December 31, 2022
Variable Annuities	$202,651	$195,550
Other	252	356
Total	$202,903	$195,906

The following table presents aggregate fair value of assets, by major investment asset category, supporting separate accounts (in millions, 2022 information recast for the adoption of LDTI):

	September 30, 2023	December 31, 2022
Variable Annuities By Fund Type
Equity	$140,677	$132,547
Bond	18,916	19,155
Balanced	40,220	40,797
Money Market	2,838	3,051
Total Variable Annuities	202,651	195,550
Other Product Lines	252	356
Total Separate Accounts	$202,903	$195,906

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

The following table presents the reconciliation of the market risk benefits balance in the Condensed Consolidated Balance Sheets (in millions, 2022 information recast for the adoption of LDTI):

	September 30, 2023			December 31, 2022
	Variable	Other		Variable	Other
	Annuities	Product Lines	Total	Annuities	Product Lines	Total
Market risk benefit - (assets)	$(6,807)	$(8)	$(6,815)	$(4,856)	$(9)	$(4,865)
Market risk benefit - liabilities	3,880	37	3,917	5,623	39	5,662
Market risk benefit - net (asset) liability	$(2,927)	$29	$(2,898)	$767	$30	$797

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12.    Market Risk Benefits
The following table presents the roll-forward of the net MRB (assets) liabilities for variable annuities (dollars in millions, 2022 information recast for the adoption of LDTI):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Net MRB balance, beginning of period	$767	$6,281
Beginning of period cumulative effect of changes in non-performance risk	2,185	326
Net MRB balance, beginning of period, before effect of changes in non-performance risk	2,952	6,607
Effect of changes in interest rates	(3,895)	(14,137)
Effect of fund performance	(2,587)	6,432
Effect of changes in equity index volatility	(838)	1,576
Effect of expected policyholder behavior	406	532
Effect of actual policyholder behavior different from expected	360	(230)
Effect of time	1,397	1,707
Effect of changes in assumptions	(9)	465
Net MRB balance, end of period, before effect of changes in non-performance risk	(2,214)	2,952
End of period cumulative effect of changes in non-performance risk	(713)	(2,185)
Net MRB balance, end of period, gross	(2,927)	767

Reinsurance recoverable on market risk benefits at fair value, end of period	(134)	(183)
Net MRB balance, end of period, net of reinsurance	(3,061)	584

Weighted average attained age (years) (1)	69	69
Net amount at risk (2)	$12,977	$15,592
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
At each reporting date, the Company regularly evaluates the inputs and assumptions to be used to measure the fair value of the MRB assets and MRB liabilities. In prior periods, the non-performance risk adjustment was determined based on credit spreads indicated by a blend of yields on similarly rated peer debt and yields on Company debt. Starting June 30, 2023, non-performance risk is incorporated into the calculation through the adjustment of the risk-free rate curve based only on credit spreads for debt and debt-like instruments issued by the Company or its insurance operating subsidiaries, adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries. The change was made as a result of management’s determination that the reliability of credit spreads on debt and debt-like instruments issued by the Company as a measure of company-specific credit risk has increased due to sustained levels of market trading volume of these instruments.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13.    Long-Term Debt
The aggregate carrying value of long-term debt was as follows (in millions):

	September 30,	December 31,
	2023	2022
Long-Term Debt
Senior Notes due 2023	$600	$598
Senior Notes due 2027	397	397
Senior Notes due 2031	494	493
Senior Notes due 2032	347	347
Senior Notes due 2051	489	488
Surplus notes	250	250
FHLBI bank loans	58	62
Total long-term debt	$2,635	$2,635
The following table presents the contractual maturities of the Company's long-term debt as of September 30, 2023 (in millions):

	Calendar Year
	2023	2024	2025	2026	2027 and thereafter	Total
Long-term debt	$600	$—	$—	$—	$2,035	$2,635

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Federal Home Loan Bank Advances

14. Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of $180 million and nil were outstanding at September 30, 2023 and December 31, 2022, respectively, and were recorded in other liabilities. Interest expense on such advances was nil and nil for the three months ended September 30, 2023 and 2022, respectively, and $6 million and nil for the nine months ended September 30, 2023 and 2022, respectively.

15.     Income Taxes

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA includes a new Federal corporate alternative minimum tax (“CAMT”), effective in 2023, that is based on 15% of an applicable corporation’s adjusted financial statement income (“AFSI”). A corporation is subject to the CAMT if its average pre-tax AFSI over three prior years (starting with 2020-2022) is greater than $1 billion (an “applicable corporation”). Upon becoming an applicable corporation, an entity will remain so for all future years, except under limited circumstances. The corporation’s CAMT liability is payable to the extent the CAMT liability exceeds regular corporate income tax. However, any CAMT paid would be indefinitely available as a credit carryover that could reduce future regular corporate income tax in excess of CAMT. The Company is an applicable corporation starting in 2023. That determination is based on interpretations and assumptions we have made regarding the CAMT provisions of the IRA, which may change once further regulatory guidance is issued. As of September 30, 2023, the Company has recorded an estimate of $450 million for the provision of CAMT based on the Company’s interpretation of available guidance with an offsetting increase to the deferred tax asset for the credit carryover resulting in no impact to total tax expense. The U.S. Department of the Treasury is expected to issue additional regulatory guidance in 2023 that may materially change the estimated provision of the CAMT.

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

The Company’s effective income tax rate was 20.5% and 13.8% for the three and nine months ended September 30, 2023, compared with 25.9% and 20.5% for the same period in 2022. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of foreign tax credits. The change in the ETR for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was due to the relationship of taxable income to consolidated pre-tax income and the impact of tax adjustments related to prior year returns recorded in the current quarter compared to the impact from tax adjustments related to prior year returns recorded in the third quarter of 2022. The ETR differs for the nine months ended September 30, 2023 from the full year-ended December 31, 2022 ETR of 19.6% due to the relationship of taxable income to consolidated pre-tax income and the tax benefit from tax adjustments related to prior year returns recorded in the current quarter.

The Company is required to evaluate the recoverability of its deferred tax assets and establish a valuation allowance, if necessary, to reduce its deferred tax asset to an amount that is more likely than not to be realizable. Considerable judgment and the use of estimates are required when determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. When evaluating the need for a valuation allowance, the Company considers many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of temporary differences; the length of time carryovers can be utilized; and any tax planning strategies the Company would employ to avoid a tax benefit from expiring unused. The Company has adopted an accounting policy to analyze the ability to recover the CAMT credit carryover deferred tax asset separately from the deferred tax assets generated under the regular tax system.

For the nine months ended September 30, 2023, changes in market conditions and interest rates impacted the unrealized tax gains and losses in the available for sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun,

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15.     Income Taxes
and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery.

As of September 30, 2023, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized. For the three and nine months ended September 30, 2023, the Company recorded an increase of $225 million and an increase of $183 million to the valuation allowance associated with the unrealized tax losses in the Company’s available for sale securities portfolio and both realized and unrealized losses on capital assets of the Non-life Companies. The $225 million increase for the three months ended September 30, 2023 to the valuation allowance consists of $217 million tax expense recorded to other comprehensive income and $8 million tax expense recorded in the income tax expense. The $183 million increase for the nine months ended September 30, 2023 to the valuation allowance consists of $165 million tax expense recorded to other comprehensive income and $18 million tax expense recorded in the income tax expense. At September 30, 2023 and December 31, 2022, the Company has recorded a total valuation allowance for $1,086 million and $906 million, respectively, associated with the unrealized tax losses in the Company's available for sale securities portfolio. At September 30, 2023 and December 31, 2022, the Company has recorded a total valuation allowance for $7 million and $4 million, respectively, against the deferred tax assets associated with both realized and unrealized losses on capital assets in the Non-life Companies where it is not more-likely-than-not that the full tax benefit of the losses will be realized.

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

At September 30, 2023, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $932 million. At September 30, 2023, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $915 million.

17. Other Related Party Transactions

The Company's investment management operation, PPM, provides investment services to entities affiliated with the Company's former parent. As of June 30, 2023, the former parent had no remaining equity interest in the Company and therefore its affiliated entities are no longer designated as related parties. The Company recognized nil million and $7 million of revenue during the three months ended September 30, 2023, and 2022, and $18 million and $25 million of revenue during the nine months ended September 30, 2023 and 2022, associated with these investment services. This revenue was included in fee income in the accompanying Condensed Consolidated Income Statements.
18. Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Asset-based commission expenses	$259	$242	$764	$767
Other commission expenses	190	195	541	664
Sub-advisor expenses	80	80	234	252
General and administrative expenses	232	220	706	614
Deferral of acquisition costs	(135)	(145)	(383)	(496)
Total operating costs and other expenses	$626	$592	$1,862	$1,801

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Accumulated Other Comprehensive Income (Loss)

19. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in the balance of AOCI, net of income tax, related to unrealized investment gains (losses) (in millions, 2022 information recast for the adoption of LDTI):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period (1)	$(3,365)	$(1,739)	$(3,378)	$1,360

Change in unrealized gains (losses) of investments	(1,405)	(2,383)	(958)	(9,254)
Change in current discount rate - reserve for future policy benefits(2)	254	460	204	1,816
Change in non-performance risk on market risk benefits	(999)	552	(1,479)	2,505
Change in unrealized gains (losses) - other	3	16	(8)	42
Change in deferred tax asset	247	117	318	561
Other comprehensive income (loss) before reclassifications	(1,900)	(1,238)	(1,923)	(4,330)
Reclassifications from AOCI, net of tax	78	(56)	114	(63)
Other comprehensive income (loss)	(1,822)	(1,294)	(1,809)	(4,393)
Balance, end of period (1)	$(5,187)	$(3,033)	$(5,187)	$(3,033)
(1)Includes $(2,261) million and $(2,106) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of September 30, 2023 and December 31, 2022, respectively.
(2)Represents the impact of changes in the discount rate used in the remeasurement of our direct reserves for future policy benefits and claims payable, net of the remeasurement of ceded reserves for future policy benefits and claims payable.

The following table represents amounts reclassified out of AOCI (in millions, 2022 information recast for the adoption of LDTI):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statement

	Three Months Ended September 30,
	2023	2022
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$112	$(47)	Net gains (losses) on derivatives and investments
Other impaired securities	(14)	(25)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss), before income taxes	98	(72)
Income tax expense (benefit)	20	(16)
Reclassifications, net of income taxes	$78	$(56)

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statement

	Nine Months Ended September 30,
	2023	2022
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$188	$(85)	Net gains (losses) on derivatives and investments
Other impaired securities	(44)	5	Net gains (losses) on derivatives and investments
Net unrealized gain (loss), before income taxes	144	(80)
Income tax expense (benefit)	30	(17)
Reclassifications, net of income taxes	$114	$(63)

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

The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depositary share of JFI’s Series A preferred stock:

				Dividends Paid
	Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
Quarter Ended
06/30/2023	May 8, 2023	June 1, 2023	June 30, 2023	$594.44	$0.59444
09/30/2023	August 7, 2023	August 31, 2023	October 2, 2023	$500.00	$0.50000

Common Stock

At the time of the Demerger, the Company had two classes of common stock: Class A Common Stock and Class B Common Stock. Both classes had a par value of $0.01 per share. Each share of Class A Common Stock was entitled to one vote per share. Each share of Class B Common Stock was entitled to one-tenth of one vote per share. Except for voting rights, the Company’s Class A Common Stock and Class B Common Stock had the same dividend rights, were equal in all other respects, and were otherwise treated as if they were one class of shares. On June 9, 2022, our shareholders approved the Third Amended and Restated Certificate of Incorporation, which amended and restated the Second Amended and Restated Certificate of Incorporation to eliminate the Class B Common Stock. At September 30, 2023 and December 31, 2022, the Company was authorized to issue up to 1 billion shares of common stock (formerly known as the Class A Common Stock at December 31, 2021).

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Equity

Share Repurchase Program

On February 27, 2023, our Board of Directors authorized an increase of $450 million in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of November 3, 2023, the Company had remaining authorization to purchase $342 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. There can be no assurance that we will continue share repurchases or approve any increase to, or approve any new, stock repurchase program, or as to the amount of any repurchases made pursuant to such programs.

The Inflation Reduction Act of 2022 creates a 1% excise tax on net stock buybacks of publicly-traded U.S. corporations. Starting in 2023, such excise tax generally applies if a company repurchases in excess of $1 million of its stock in any given calendar year. The impact of this provision depends on the extent to which net share repurchases are made. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and not reported as income tax expense. Through September 30, 2023, we have not incurred any excise tax as stock issuances (including preferred stock) were greater than stock repurchases.

The following table represents share repurchase activities as part of this share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2022 (January 1- March 31)	3,433,610	$140	$40.84
2022 (April 1- June 30)	1,870,854	66	35.15
2022 (July 1- September 30)	1,200,000	39	32.75
2022 (October 1 - December 31)	1,142,105	38	33.33
Total 2022	7,646,569	$283	$37.05
2023 (January 1- March 31)	1,721,737	70	40.42
2023 (April 1- June 30)	1,394,797	47	33.87
2023 (July 1- September 30)	1,873,727	71	38.13
2023 (October 1- November 3)	670,000	26	38.41
Total 2023	5,660,261	$214	$37.81

The following table represents changes in the balance of common stock outstanding:

	Common Stock Issued	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2022	94,474,911	(11,784,813)		82,690,098
Share-based compensation programs	6,095	2,345,968	(1)	2,352,063
Shares repurchased under repurchase program	—	(4,990,261)		(4,990,261)
Shares at September 30, 2023	94,481,006	(14,429,106)		80,051,900
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 20. Equity
The following table presents declaration date, record date, payment date and dividends paid per share of JFI’s common stock:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
Quarter Ended
03/31/2023	February 27, 2023	March 14, 2023	March 23, 2023	$0.62
06/30/2023	May 8, 2023	June 1, 2023	June 15, 2023	$0.62
09/30/2023	August 7, 2023	August 31, 2023	September 14, 2023	$0.62
Quarter Ended
03/31/2022	February 28, 2022	March 14, 2022	March 23, 2022	$0.55
06/30/2022	May 9, 2022	June 2, 2022	June 16, 2022	$0.55
09/30/2022	August 8, 2022	September 1, 2022	September 15, 2022	$0.55

21. Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income (loss) attributable to Jackson Financial common shareholders, by the weighted-average number of shares of common stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. Beginning in 2021, the Company granted its first share-based awards subject to vesting provisions of the 2021 Omnibus Incentive Plan, which have a dilutive effect. See Note 18 of the Notes to Consolidated Financial Statements in the Company’s 2022 Annual Report, as recast in our Current Report on Form 8-K filed May 10, 2023, for further description of share-based awards.

The following table sets forth the calculation of earnings per common share (2022 information recast for the adoption of LDTI):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$2,773	$1,879	$2,493	$7,336
Less: Preferred stock dividends	11	—	24	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$2,762	$1,879	$2,469	$7,336

Weighted average shares of common stock outstanding - basic	82,061,813	85,098,192	82,432,264	86,126,710
Dilutive common shares	760,005	2,797,727	2,108,923	3,198,774
Weighted average shares of common stock outstanding - diluted	82,821,818	87,895,919	84,541,187	89,325,484

Earnings per share—common stock
Basic	$33.66	$22.08	$29.95	$85.18
Diluted	$33.35	$21.38	$29.20	$82.13

22.    Subsequent Events

The Company has evaluated subsequent events through the date these Condensed Consolidated Financial Statements were issued.

Dividends Declared to Shareholders

On November 6, 2023, our Board of Directors approved a fourth quarter cash dividend on JFI's common stock, $0.62 per share, payable on December 14, 2023, to shareholders of record on November 30, 2023. The Company also declared a cash dividend of $0.50 per depositary share (the "Depositary Shares"), each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on January 2, 2024, to Depositary Shares shareholders of record at the close of business on November 30, 2023.

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

Principal Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI" or "Jackson Financial")
Jackson	Jackson National Life Insurance Company, our primary operating subsidiary.
Brooke Life	Brooke Life Insurance Company, our subsidiary and the direct parent company of Jackson National Life Insurance Company.
Jackson Finance	Jackson Finance, LLC, our subsidiary.
JNAM	Jackson National Asset Management LLC, our subsidiary.
PPMH	PPM Holdings, Inc., our subsidiary
PPM	PPM America, Inc., a subsidiary of PPMH
ACL	Allowance for credit loss
Account value or account balance	The amount of money in a customer’s account. For example, the value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Athene	Athene Life Re Ltd. and its affiliates and permitted transferees, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
Athene Reinsurance Transaction	The funds withheld coinsurance agreement entered into with Athene on June 18, 2020, effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions
AUM (Assets under management)	Investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by PPM, including our investment portfolio (but excluding assets held in funds withheld accounts for reinsurance transactions) and third-party assets (including our former parent and its affiliates) and (ii) the separate account assets of our Retail Annuities segment managed and administered by JNAM.
Benefit base	A notional amount (not actual cash value) used to calculate guaranteed benefits within an owner's annuity contract. The death benefit and living benefit within the same contract may have different benefit bases.
CMBS	Commercial mortgage-backed securities
DAC (Deferred acquisition costs)	Represent the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts. The recognition of those costs has been deferred, and the deferred amounts are shown on the balance sheet as an asset subject to amortization over the estimated lives of those policies and contracts.
Deferred tax asset or Deferred tax liability	Assets or liabilities that are recorded for the difference between financial reporting, or book basis, and tax basis of an asset or a liability.

Item 2 | Management’s Discussion and Analysis | Available Information & Principal Definitions

Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time after which rates may reset (up or down) based upon market rates for a trailing historical period, subject to the specified minimum rate.
Fixed Index Annuity	An annuity with an ability to share in the upside from certain financial markets, such as equity indices, and provides downside protection.
General account assets	The assets held in the general accounts of our insurance companies.
GIC	Guaranteed investment contract
Guarantee Fees	Fees charged on annuities for optional benefit guarantees offered on our annuity contracts.
Guaranteed Benefits:
GMAB (Guaranteed minimum accumulation benefit)	An add-on benefit (enhanced benefits available for an additional cost) which entitles an owner to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.
GMDB (Guaranteed minimum death benefit)	An add-on benefit (enhanced benefits available for an additional cost) that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner.
GMIB (Guaranteed minimum income benefit)	An add-on benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value.
GMWB (Guaranteed minimum withdrawal benefit)	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value.
GMWB for Life (Guaranteed minimum withdrawal benefit for life)	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year, for the duration of the policyholder’s life, regardless of account performance.
MRB (Market Risk Benefit	A contract or contract feature that provides protection to the contract holder from other-than-nominal capital market risk while exposing the insurance entity to other-than-nominal capital market risk.
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
Net flows	Net flows represent the net change in customer account balances during a period after reflecting gross premium inflows and surrenders, withdrawals and benefit payment outflows. Net flows do not include investment performance, interest credited to customer accounts and policy charges.
RBC (Risk-based capital)	Statutory minimum level of capital that is required by regulators for an insurer to support its operations.
RBC Ratio	The ratio of statutory total adjusted capital to company action level required capital. A formal calculation is made once per year at year end. In other periods, the ratio is estimated.
RILA	A registered index-linked annuity that offers market index-linked investment options, subject to a cap, and offers a variety of guarantees designed to modify or limit losses.
RMBS	Residential mortgage-backed securities
Variable annuity	A type of annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments.
VIE	Variable interest entity

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

Jackson Financial Inc. (“Jackson Financial” or “JFI”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life. Jackson Financial, domiciled in the United States (“U.S.”), was previously a subsidiary of Prudential plc (“Prudential”), London, England and was the holding company for Prudential’s U.S. operations. The Company's demerger from Prudential was completed on September 13, 2021 (the "Demerger"). Jackson Financial’s primary operating subsidiary, Jackson National Life Insurance Company, is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index, fixed and variable annuities), and various protection products, primarily whole life, universal life and variable universal life and term life insurance products in all 50 states and the District of Columbia.

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

We earn revenues predominantly from fee income, spread income resulting from what we earn on investments versus our interest credited to contract holders, and margins on other insurance products. Our profitability is dependent on our ability to properly price and manage risk on insurance and annuity products, to manage our portfolio of investments effectively, and to control costs through expense discipline.

We experience net income volatility due to the fact that we do not directly use hedging to offset the movement in our U.S. Generally Accepted Accounting Principles ("GAAP") market risk benefit liabilities as market conditions change from period to period. Our core dynamic hedging program seeks to offset changes in the economic liability associated with variable annuity guaranteed benefits due to market movements, while our macro hedging program seeks to protect statutory capital under a range of stress scenarios. We do not directly seek to offset the movement in our market risk benefit liabilities from changes in market conditions. As a result, the changes in the fair value of the derivatives used as part of the hedging program are not expected to match the movements in the market risk benefit liabilities resulting in volatility from changes in fair value recorded to net income. Accordingly, we evaluate and manage the performance of our business using Adjusted Operating Earnings, a non-GAAP financial measure that reduces the impact of market volatility by excluding changes in fair value of freestanding and embedded derivative instruments, market risk benefits and other items. See “Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

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

The table below presents selected financial and operating measures:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	2,469	7,336
Adjusted Operating Earnings (1)	869	1,160
Amount of shares repurchased under share repurchase program	188	245
Dividends on common shares	159	151
Return on Equity ("ROE") Attributable to Common Shareholders	38.9%	109.4%
Adjusted Operating ROE Attributable to Common Shareholders on average equity (1)	11.6%	17.7%

(1) Non-GAAP Financial Measure. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

Recent Events of Note

•Capital Returned to Common Shareholders: Since January 1, 2023 through September 30, 2023, we have returned $347 million to our common shareholders consisting of $159 million in dividends and $188 million in common share repurchases. Our capital return target for common shareholders for 2023 is $450-$550 million. Share repurchases, net of issuances for our share-based compensation, have reduced our outstanding shares of common stock from 82,690,098 at December 31, 2022 to 80,051,900 at September 30, 2023. See Note 20 of the Notes to Condensed Consolidated Financial Statements for further information on our share repurchases.

•RILA Product: In the fourth quarter of 2021, our primary life insurance subsidiary, Jackson, and its insurance subsidiaries successfully launched Jackson Market Link ProSM and Jackson Market Link Pro AdvisorySM, a commission and an advisory based suite of registered index-linked annuities ("RILA"). In the second quarter of 2023, we enhanced our RILA suite of products with the launch of Jackson Market Link ProSM II and Jackson Market Link Pro AdvisorySM II. See “Key Operating Measures – Sales” below for information regarding RILA sales.

•Defined Contribution Market: Also in the fourth quarter of 2021, we entered the defined contribution market as a carrier in the AllianceBernstein Lifetime Income Strategy.

•Inflation Reduction Act of 2022 ("IRA"): As discussed in Note 15 of Notes to Condensed Consolidated Financial Statements in this report, a new corporate alternative minimum tax (“CAMT”) based on adjusted financial statement income, rather than reported taxable income, became effective January 1, 2023. We will be subject to the CAMT in 2023. Any CAMT incurred will be treated as a taxable temporary difference, and recorded as a deferred tax asset, so it is not expected to have a direct impact on total income tax expense; although it could affect our cash tax liabilities. As of September 30, 2023, the Company has recorded an estimate of $450 million for the provision for the CAMT based on the Company's interpretation of guidance with an offsetting increase to the deferred tax asset for the credit carryover resulting in no impact to total tax expense. The calculation of adjusted financial statement income, and therefore the CAMT, is subject to the issuance of regulatory guidance by the U.S. Department of the Treasury. We continue to monitor developments and regulations associated with the IRA for any potential future impacts on our business, financial condition, results of operations and cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Sales
Variable annuities	$2,429	$2,886	$7,351	$11,094
RILA	807	562	1,881	1,251
Fixed Index Annuities	41	37	178	69
Fixed Annuities (1)	35	75	146	85
Total Retail Annuity Sales	3,312	3,560	9,556	12,499

Total Institutional Product Sales	112	314	1,065	1,490

Total Sales	$3,424	$3,874	$10,621	$13,989
(1) Includes payout annuities

Lower retail sales were primarily due to decreased sales of our variable annuities with lifetime living benefits, partially offset by RILA sales. Sales of fixed index annuities increased in 2023 due to the higher interest rate environment, which enabled more favorable pricing actions.

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

Item 2 | Management’s Discussion and Analysis | Key Operating Measures

	September 30, 2023	December 31, 2022
	(in millions)
Account Value
GMWB For Life	$154,560	$149,706
GMWB	5,698	5,674
GMIB	1,290	1,356
No Living Benefits	50,024	49,073
Total Variable Annuity Account Value	211,572	205,809

RILA	3,841	1,875

Fixed Index Annuity (1)	598	415
Fixed Annuity (1)	1,214	1,219
Total Fixed & Fixed Index Annuity Account Value (1)	1,812	1,634

Payout Annuity(1)	634	649

Total Retail Annuities Account Value (1)	$217,859	$209,967

Total Institutional Products Account Value	$8,712	$9,019

Total Closed Life and Annuity Blocks Account Value (1)	$8,108	$8,288

(1) Net of reinsurance.

Net Flows

Net flows represent the net change in customer account balances during a period, reflecting gross premiums received and surrenders, withdrawals and benefits payments. Net flows exclude investment performance, interest credited to customer accounts, transfers between fixed and variable benefits for variable annuities and policy charges. We believe net flows is a useful metric in providing an understanding of, among other things, sales, ongoing premiums and deposits, the changes in account value from period to period, sources of potential fee income and policyholder behavior.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net Flows:
Variable Annuity	$(2,314)	$(666)	$(6,133)	$(964)
RILA	794	561	1,834	1,248
Fixed Index Annuity (1)	36	38	171	71
Fixed Annuity (1)	10	58	(11)	45
Payout Annuity (1)	(18)	(22)	(55)	(66)
Total Retail Annuities Net Flows (1)	(1,492)	(31)	(4,194)	334
Net flows ceded	(879)	(880)	(3,078)	(2,030)
Total Retail Annuities net flows, gross of reinsurance	$(2,371)	$(911)	$(7,272)	$(1,696)

Total Institutional Products Net Flows	$(242)	$(114)	$(533)	$(465)

Total Closed Life and Annuity Blocks Net Flows (1)	$(73)	$(56)	$(205)	$(195)

(1) Net of reinsurance.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Net flows, net of reinsurance, decreased for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, driven by increased variable annuity surrenders and withdrawals coupled with decreased variable annuity sales, partially offset by increased RILA sales.

Benefit Base

Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit and, therefore, may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$50,024	N/A	$49,073	N/A
By Guaranteed Living Benefits:
GMWB for Life	154,560	189,849	149,706	189,814
GMWB	5,698	5,433	5,674	5,655
GMIB (1)	1,290	1,831	1,356	1,929
Total	$211,572	$197,113	$205,809	$197,398

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$25,563	N/A	$25,049	N/A
Return of Premium	162,243	138,052	157,339	138,419
Highest Anniversary Value	12,313	13,738	12,128	14,272
Rollup	3,179	4,544	3,229	4,695
Combination HAV/Rollup	8,274	10,162	8,064	10,297
Total	$211,572	$166,496	$205,809	$167,683

(1) Substantially all our GMIB benefits are reinsured.

Assets Under Management

AUM, or assets under management, refers to investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by PPM, including our investment portfolio (but excluding assets held in funds withheld accounts for reinsurance transactions) and third-party assets (including our former parent and its affiliates) and (ii) the separate account assets of our Retail Annuities segment managed and administered by Jackson National Asset Management LLC ("JNAM"). Total AUM reflects exclusions between segments to avoid double counting. We believe AUM is a useful metric for understanding, among other things, the sources of our earnings, net investment income and performance of our invested assets, customer directed investments and risk management priorities.

	September 30,	December 31,
	2023	2022
	(in millions)
Jackson Invested Assets	$43,412	$44,486
Third Party Invested Assets (including CLOs)	25,800	26,993
Total PPM AUM	69,212	71,479
Total JNAM AUM	224,465	219,070
Total AUM	$293,677	$290,549

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

Macroeconomic and Financial Market Conditions

Our business and results of operations are affected by macroeconomic factors. The level of interest rates and shape of the yield curve, credit and equity market performance and equity volatility, regulation, tax policy, the level of U.S. employment, inflation and the overall economic growth rate can affect both our short- and long-term profitability. Monetary and fiscal policy in the U.S., or similar actions in foreign nations, could result in increased volatility in financial markets, including interest rates, currencies and equity markets, and could impact our business in both the short-term and medium-term. Political events, including future pandemics, civil unrest, tariffs or other barriers to international trade, and the effects that these or other political events could have on levels of economic activity, could also impact our business through any of their individual impacts on consumers’ behavior or impact on financial markets.

In the short- to medium-term, the potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. Our financial performance can be adversely affected by market volatility and equity market declines if fees assessed on the account value of our annuities fluctuate, hedging costs increase, and revenues decline due to reduced sales and increased outflows.

In early March through late April 2023, several regional U.S. banks were taken over by federal regulators with the Federal Deposit Insurance Corporation ("FDIC") named as the receiver. These bank failures raised concern among investors and depositors regarding the solvency and liquidity of regional banks across the country, leading to increased stress on the banking sector. Except for assets held as part of reinsurance arrangements within our funds withheld portfolios, where the Company does not have exposure to default risk, the Company's general account portfolio had no exposure to Silicon Valley Bank ("SVB"), Signature Bank, First Republic Bank, and Credit Suisse Additional Tier 1 debt as of September 30, 2023.

Equity Market Environment

Our financial performance is impacted by equity market performance. On our variable annuities, the fees we earn that are not associated with guaranteed benefits are mainly based on the account value, which changes with equity market levels. In addition, our hedges could be less effective in periods of large directional movements or we could experience more frequent or more costly rebalancing in periods of high volatility, which would lead to adverse performance versus our hedge targets and increased hedging costs. Further, we also are exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance is directly correlated to the performance of the funds into which customers allocate their assets. We make available to customers funds where we believe we can transact in sufficiently correlated hedge assets, yet we anticipate some variance in the performance of our hedge assets and customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our hedge results relative to our hedge targets and U.S GAAP results.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Interest Rate Environment

The interest rate environment has affected, and will continue to affect, our business and financial performance for the following reasons:

•Periods of sharp rises in interest rates, as we have seen recently as a result of the Federal Reserve’s actions impact investment-related activity including investment income returns, net investment spread results, new money rates, mortgage loan prepayments, and bond redemptions. Due to increases in interest rates, the yield on new investments has generally exceeded the yield on asset maturities and redemptions (runoff yield). Rising interest rates also impact the hedging results of our variable annuity business as the market value of interest rate hedges decline, thereby driving immediate hedging losses. We would expect lower hedging costs and reduced levels of hedging going forward. Further, we expect near-term hedging losses from rising rates may be more than offset by changes in the fair value of the related guaranteed benefit liabilities, which are reduced with an increase in interest rates.

•Interest rate increases also expose us to disintermediation risk, where higher rates make currently sold fixed annuity products more attractive while simultaneously reducing the market value of assets backing our liabilities. This creates an incentive for our customers to lapse their products in an environment where selling assets causes us to realize losses.

•Additionally, our statutory total adjusted capital ("TAC") may be negatively impacted by rising rates due to minimum required reserving levels (i.e., cash surrender value floor) when reserve releases are limited and unable to offset interest rate hedging losses. The risk based capital, or RBC, ratio may increase or decrease depending on the interaction between movements in TAC and movements in statutory required capital (the company action level, or "CAL”), which could impact available dividends from our insurance subsidiaries. CAL will generally decline in rising interest rate environments. However, at times when the cash surrender value floor materially affects the CAL calculation (in addition to reserves), rising rates can, and have, negatively affected the RBC ratio as well. We are pursuing additional methods of moderating the impact of the cash surrender value floor on TAC, CAL and RBC. The implementation of any such method would be subject to Board and regulatory approval. We can provide no assurance that any such method will be approved or the timing or impact of any such adoption and implementation.

•Low interest rate environments could also subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for optional guaranteed benefits, decreasing statutory surplus, which would adversely affect our insurance subsidiaries' ability to pay dividends. Certain inputs to the statutory models rely on prescribed interest rates, which are determined using an historical interest rate perspective with a mean reversion path over the longer term. In addition, low interest rates could also increase the perceived value of optional guaranteed benefit features to our customers, which in turn could lead to a higher utilization of withdrawal or annuitization features of annuity policies and higher persistency of those products over time.

•Some of our annuities have guaranteed minimum interest crediting rates (“GMICRs”) that limit our ability to reduce crediting rates. If earnings on our investment portfolio decline, those GMICRs may result in net investment spread compression that negatively impacts earnings. Many of our annuities have GMICRs that reset at contractually specified times after issue, subject to a contractually specified minimum GMICR. In the current rising interest rate environment, the interest crediting rate on those GMICRs has increased. Conversely, in a falling interest rate environment interest crediting rate will eventually decrease; however, there may be a lag between interest rate movements and the GMICR reset, temporarily limiting our ability to lower crediting rates. When policies have comparatively high GMICRs, in a subsequent low interest rate environment more customers are expected to hold on to their policies, which may result in lower lapses than previously expected.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Credit Market Environment

Conditions in fixed income markets impact our financial performance. As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation is generally reflected in our AOCI. The revaluation will impact net income for realized gains or losses from the sale of securities, the change in fair value of trading securities or securities carried at fair value under the fair value election, or potential changes in the allowance for credit loss ("ACL"). In addition, if credit conditions deteriorate due to a recession or other negative credit events in capital markets, we could experience an increase in defaults and other-than-temporary-impairments (“OTTI”).

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

Pandemics and Other Public Health Crises

The COVID-19 pandemic disrupted our business and contributed to additional operating costs in prior years. Other similar pandemics, epidemics or disease outbreaks in the U.S. or globally could disrupt our business by affecting how we protect and interact with our critical workforce, customers, key vendors, third-party suppliers, or counterparties with whom we transact. Disruption could result from an inability of those persons to work or transact effectively due to illness, quarantines, and government actions in response to public health emergencies. The extent and severity of governmental actions will necessarily depend on the extent and severity of the perceived emergency. We have risk management plans in place and were able to navigate through COVID-19 with remote and hybrid work environments; however, those plans may be challenged by a new public health emergency.

Consumer Behavior

We believe that many retirees look to tax-efficient savings products as a tool for addressing their unmet need for retirement planning. We believe our products are well-positioned to meet this increasing consumer demand. However, consumer behavior may be impacted by increased economic uncertainty, unemployment rates, declining equity markets, significant changes in interest rates and increased volatility of financial markets. In recent years, we have introduced new products to better address changes in consumer demand and targeted distribution channels that meet changes in consumer preferences.

Demographics

We expect demographic trends in the U.S. population, in particular the increase in the number of retirement age individuals, to generate significant demand for our products. In addition, the potential risk to government social safety net programs and shifting of responsibility for retirement planning and financial security from employers and other institutions to employees, highlight the need for individuals to plan for their long-term financial security and will create additional opportunities to generate sustained demand for our products. We believe we are well-positioned to capture the increased demand generated by these demographic trends.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Regulatory Policy

We operate in a highly regulated industry. Our insurance company subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. As such, regulations recently approved or currently under review at both the U.S. federal and state levels could impact our business model, including statutory reserve and capital requirements. We anticipate that our ability to respond to changes in regulation and other legislative activity will be critical to our long-term financial performance. In particular, the following could materially impact our business:

Department of Labor Fiduciary Advice Rule

The Department of Labor (the “DOL”) issued a regulatory action, effective February 16, 2021, that reinstated the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act ("ERISA") plans and individual retirement accounts ("IRAs"). The related guidance provided by the DOL broadened the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Federal income tax code. The rule and accompanying guidance faced hurdles, including a February 2023 U.S. District Court decision that vacated the roll over portion of the guidance, ruling that the DOL exceeded its authority in this area.

On October 31, 2023, the DOL initiated another significant rulemaking process in this area. The department issued proposed revisions to the definition of fiduciary and related Prohibited Transaction Exemptions (PTE) (the “Fiduciary Advice Rule”), redefining what constitutes fiduciary “investment advice” to ERISA plans and IRAs. The newest proposal again extends fiduciary status to one-time rollover recommendations and broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Federal income tax code, despite the recent U.S. District Court decision. The proposal also narrows the applicability of PTE 84-24 specific to insurance commissions for annuity recommendations to independent insurance agents recommending non-securities products. The changes to PTE 84-24 also impose certain supervisory obligations on insurance carriers that are similar to those already covered under the National Association of Insurance Commissioner’s (NAIC) Suitability in Annuity Transactions Model Regulation. The proposal is subject to a 60-day comment period and a final rulemaking will be effective 60 days after publication in the Federal Register.

We continue to analyze the impact of the Fiduciary Advice Rule, and, while we cannot predict the rule’s impact, it could have an adverse effect on sales of annuities through our distribution partners. We may need to take certain additional actions to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increase litigation risk, which could adversely affect our results of operations and financial condition. Nonetheless, because the distribution of annuities is primarily through intermediaries, most of which have implemented systems and processes to align to existing state and federal fiduciary and/or best interest standards, we believe that we will have more limited exposure to the new Fiduciary Advice Rule. While the rule may not have a material impact on our business, it may impede certain investors’ access to financial advice or annuities that provide guaranteed income streams.

Legislative Reforms

Congress approved the Setting Every Community Up for Retirement Enhancement Act of 2019 (the "SECURE Act") on December 20, 2019. The SECURE Act provided individuals with greater access to retirement products. Namely, it made it easier for 401(k) programs to offer annuities as an investment option by, among other things, creating a statutory safe harbor in ERISA for a retirement plan’s selection of an annuity provider. The SECURE Act represents the largest overhaul to retirement plans in over a decade. On December 29, 2022, SECURE 2.0 Act of 2022 (“SECURE 2.0”) was signed into law as part of a larger omnibus appropriations bill. SECURE 2.0 contains provisions that expand automatic enrollment programs, increase the age for required minimum distributions, and eliminate age requirements for traditional IRA contributions. These changes are intended to expand and increase Americans’ retirement savings. We view these reforms as beneficial to our business model and expect growth opportunities will arise from the new laws.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Tax Laws

All our annuities offer investors the opportunity to benefit from tax deferral. If U.S. tax laws were to change such that our annuities no longer offer tax-deferred advantages, demand for our products could materially decrease.

Cybersecurity Event

As previously disclosed in our Form 10-Q for the quarter ended June 30, 2023, Jackson determined that Jackson’s information at one of our third-party vendors, Pension Benefit Information, LLC (“PBI”), was impacted by a cybersecurity breach involving Progress Software Corporation’s MOVEit Transfer software. This service helps Jackson to identify possible beneficiaries for death benefits. According to PBI, an unknown actor exploited the MOVEit flaw to access PBI’s systems and download certain data. Our assessment indicated that personally identifiable information relating to approximately 850,000 of Jackson’s customers was obtained by that unknown actor from PBI’s systems. PBI informed Jackson that it rectified the MOVEit vulnerability.

Separately, Jackson experienced unauthorized access to two servers as a result of the MOVEit flaw; however, the scope and nature of the data accessed on those servers was significantly less than the PBI impact. Our assessment was that a subset of information relating to certain partner organizations and individuals, including certain customers of Jackson, was obtained from the two affected servers.

At this time, we do not believe the incident or related litigation will have a material adverse effect on the business, operations, or financial results of Jackson Financial.

Non-GAAP Financial Measures

In addition to presenting our results of operations and financial condition in accordance with U.S. GAAP, we use and report selected non-GAAP financial measures. Management believes that the use of these non-GAAP financial measures, together with relevant U.S. GAAP financial measures, provides a better understanding of our results of operations, financial condition and the underlying performance drivers of our business. These non-GAAP financial measures should be considered supplementary to our results of operations and financial condition that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for the U.S. GAAP financial measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Consequently, our non-GAAP financial measures may not be comparable to similar measures used by other companies. These non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
Adjusted Operating Earnings equals our Net income (loss) attributable to Jackson Financial Inc's common shareholders (which excludes income attributable to non-controlling interest and dividends on preferred stock) adjusted to eliminate the impact of the items described in the following numbered paragraphs. These items are excluded as they may vary significantly from period to period due to near-term market conditions or are otherwise not directly comparable or reflective of the underlying performance of our business. We believe these exclusions provide investors a better picture of the drivers of our underlying performance.

1.Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) changes in the fair value of freestanding derivatives used to manage the risk associated with market risk benefits and other guaranteed benefit features; (iii) the movements in reserves, market risk benefits, guaranteed benefit features accounted for as embedded derivative instruments, and related claims and benefit payments; (iv) amortization of the balance of unamortized deferred acquisition costs at the date of transition to current accounting guidance on January 1, 2021 associated with items excluded from adjusted operating earnings prior to transition; and (v) the impact on the valuation of Guaranteed Benefits and Net Hedging Results arising from changes in underlying actuarial assumptions. We believe excluding these items removes the impact to both revenue and related expenses associated with Guaranteed Benefits and Net Hedging Results.

2.Net Realized Investment Gains and Losses: Comprised of: (i) realized investment gains and losses associated with the periodic sales or disposals of securities, excluding those held within our trading portfolio, and (ii) impairments of securities, after adjustment for the non-credit component of the impairment charges.

3.Change in Value of Funds Withheld Embedded Derivative and Net investment income on funds withheld assets: Composed of: (i) the change in fair value of funds withheld embedded derivatives, and (ii) net investment income on funds withheld assets related to funds withheld reinsurance transactions.

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

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
The following is a reconciliation of Adjusted Operating Earnings to net income (loss) attributable to Jackson Financial common shareholders, the most comparable U.S. GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net income (loss) attributable to Jackson Financial Inc common shareholders	$2,762	$1,879	$2,469	$7,336
Add: dividends on preferred stock	11	—	24	—
Add: income tax expense (benefit)	712	657	399	1,890
Pretax income (loss) attributable to Jackson Financial Inc	3,485	2,536	2,892	9,226
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(784)	(771)	(2,345)	(2,300)
Net movement in freestanding derivatives	271	253	4,694	(1,118)
Market risk benefits (gains) losses, net	(2,376)	(913)	(5,120)	(1,636)
Net reserve and embedded derivative movements	(45)	7	338	47
Amortization of DAC associated with non-operating items at date of transition to LDTI	148	162	450	501
Assumption changes	—	—	—	—
Total guaranteed benefits and net hedging results	(2,786)	(1,262)	(1,983)	(4,506)
Net realized investment (gains) losses	127	6	235	131
Net realized investment (gains) losses on funds withheld assets	(159)	(555)	648	(2,660)
Net investment income on funds withheld assets	(303)	(313)	(862)	(937)
Loss on funds withheld reinsurance transaction	—	—	—	—
Other items	(9)	2	32	69
Total non-operating adjustments	(3,130)	(2,122)	(1,930)	(7,903)
Pretax adjusted operating earnings	355	414	962	1,323
Less: operating income tax expense (benefit)	29	38	69	163
Adjusted operating earnings before dividends on preferred stock	326	376	893	1,160
Less: dividends on preferred stock	11	—	24	—
Adjusted operating earnings	$315	$376	$869	$1,160

Adjusted Book Value Attributable to Common Shareholders and Adjusted Operating ROE Attributable to Common Shareholders

We use Adjusted Operating Return on Equity ("ROE") Attributable to Common Shareholders to manage our business and evaluate our financial performance which: (i) excludes items that vary from period to period due to accounting treatment under U.S. GAAP or that are non-recurring in nature, as such items may distort the underlying performance of our business; and (ii) is calculated by dividing our Adjusted Operating Earnings by average Adjusted Book Value Attributable to Common Shareholders.

Adjusted Book Value Attributable to Common Shareholders excludes Preferred Stock and AOCI attributable to Jackson Financial, which does not include AOCI arising from investments held within the funds withheld account related to the Athene Reinsurance Transaction.

We exclude AOCI attributable to Jackson Financial from Adjusted Book Value Attributable to Common Shareholders because our invested assets are generally invested to closely match the duration of our liabilities, which are longer duration in nature, and, therefore we believe period-to-period fair market value fluctuations in AOCI to be inconsistent with this objective. We believe excluding AOCI attributable to Jackson Financial is more useful to investors in analyzing trends in our business. Changes in AOCI within the funds withheld account related to the Athene Reinsurance Transaction offset the related non-operating earnings from the Athene Reinsurance Transaction resulting in a minimal net impact on Adjusted Book Value of Jackson Financial.

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

The following is a reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity and a comparison of Adjusted Operating ROE Attributable to Common Shareholders to ROE Attributable to Common Shareholders, the most comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$2,762	$1,879	$2,469	$7,336
Adjusted Operating Earnings	315	376	869	1,160

Total shareholders' equity	$9,478	$10,219	$9,478	$10,219
Less: Preferred stock	533	—	533	—
Total common shareholders' equity	8,945	10,219	8,945	10,219

Adjustments to total common shareholders’ equity:
Exclude AOCI attributable to Jackson Financial Inc. (1)	2,926	716	2,926	716
Adjusted Book Value Attributable to Common Shareholders	$11,871	$10,935	$11,871	$10,935

ROE Attributable to Common Shareholders	129.5%	75.4%	38.9%	109.4%
Adjusted Operating ROE Attributable to Common Shareholders on average equity	11.8%	14.5%	11.6%	17.7%

(1) Excludes $(2,261) million and $(2,317) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of September 30, 2023 and 2022, respectively, are not attributable to Jackson Financial Inc. and are therefore not included as an adjustment to total shareholders’ equity in the reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Condensed Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Revenues
Fee income	$1,950	$1,908	$5,751	$5,854
Premiums	32	36	109	105
Net investment income:
Net investment income excluding funds withheld assets	479	327	1,314	1,085
Net investment income on funds withheld assets	303	313	862	937
Total net investment income	782	640	2,176	2,022
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(335)	(196)	(5,173)	1,176
Net gains (losses) on funds withheld reinsurance treaties	159	555	(648)	2,660
Total net gains (losses) on derivatives and investments	(176)	359	(5,821)	3,836
Other income	18	19	52	60
Total revenues	2,606	2,962	2,267	11,877

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	232	237	701	811
(Gain) loss from updating future policy benefits cash flow assumptions, net	(1)	(37)	23	(8)
Market risk benefits (gains) losses, net	(2,376)	(913)	(5,120)	(1,636)
Interest credited on other contract holder funds, net of deferrals and amortization	284	224	864	630
Interest expense	49	29	150	73
Operating costs and other expenses, net of deferrals	626	592	1,862	1,801
Amortization of deferred acquisition costs	290	305	874	929
Total benefits and expenses	(896)	437	(646)	2,600
Pretax income (loss)	3,502	2,525	2,913	9,277
Income tax expense (benefit)	712	657	399	1,890
Net income (loss)	2,790	1,868	2,514	7,387
Less: Net income (loss) attributable to noncontrolling interests	17	(11)	21	51
Net income (loss) attributable to Jackson Financial Inc.	2,773	1,879	2,493	7,336
Less: Dividends on preferred stock	11	—	24	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$2,762	$1,879	$2,469	$7,336

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

Pretax Income (Loss)

Our pretax income (loss) increased by $977 million to $3,502 million for the three months ended September 30, 2023, from $2,525 million for the three months ended September 30, 2022 primarily due to:

•$1,463 million favorable movements in market risk benefits (gains) losses, due primarily to more favorable changes in interest rates during the three months ended September 30, 2023, as well as less unfavorable current quarter separate account returns compared to the prior year quarter;
•$142 million increase in net investment income as a result of higher income on bonds, driven by higher yields in 2023 compared to the prior year quarter, and higher income on limited partnership investments, which are recorded on a one quarter lag; and
•$42 million increase in fee income primarily due to higher average separate account values compared to the prior year quarter.

These increases were partially offset by:

•$535 million decrease in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Three Months Ended September 30,
	2023	2022	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(127)	$(6)	$(121)

Net gains (losses) on freestanding derivatives	(310)	(248)	(62)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	102	58	44
Net gains (losses) on derivative instruments	(208)	(190)	(18)
Net gains (losses) on funds withheld reinsurance	159	555	(396)
Total net gains (losses) on derivatives and investments	$(176)	$359	$(535)

◦Losses excluding derivatives and funds withheld assets were driven by losses on disposals of debt securities during the three months ended September 30, 2023; and
◦Losses recognized on funds withheld reinsurance were driven by the significant rise in interest rates during 2022 which resulted in income reported for the movement in the embedded derivative compared to 2023, where rates did not experience the same increase;

•$60 million increase in interest credited on contract holder funds, net of deferrals, primarily due to an increase in flexible annual minimum interest rates on variable annuity general account funds and higher crediting rates on new institutional business;
•$34 million increase in operating costs and other expenses, net of deferrals, primarily due to an increase in incentive and deferred compensation expenses during the three months ended September 30, 2023 and higher asset-based non-deferrable commissions, due to higher account values during the three months ended September 30, 2023, compared to the prior year quarter;
•$31 million increase in (gain) loss from updating actual benefit cash flows used in the net premium ratio, net of death, other policy benefits, and change in policy reserves primarily due to higher other policy benefits, partially offset by a greater decrease in reserves due to the payout of persistency bonuses on a sub block of business; and
•$20 million higher interest expense incurred during 2023 primarily related to interest on our repurchase agreements and other short-term borrowings.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
Income Taxes

Income tax expense increased $55 million to an expense of $712 million for the three months ended September 30, 2023, from an expense of $657 million for the three months ended September 30, 2022. The provision for income tax in the current period led to an effective income tax rate ("ETR") of 20.5% for the three months ended September 30, 2023 compared to the September 30, 2022 ETR of 25.9%. The change in the ETR during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was due to the relationship of the taxable income to the consolidated pre-tax income and the impact of tax adjustments related to prior year returns recorded in the current quarter. Our ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and the utilization of tax credits. See Note 15 of Notes to Consolidated Financial Statements in our audited Consolidated Financial Statements, as recast in our Current Report on Form 8-K filed May 10, 2023 and Note 15 of Notes to Condensed Consolidated Financial Statements in this report for more information.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

Pretax Income (Loss)

Our pretax income (loss) decreased by $6,364 million to $2,913 million for the nine months ended September 30, 2023, from $9,277 million for the nine months ended September 30, 2022 primarily due to:
•$9,657 million decrease in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Nine Months Ended September 30,
	2023	2022	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(235)	$(131)	$(104)

Net gains (losses) on freestanding derivatives	(4,811)	1,181	(5,992)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(127)	126	(253)
Net gains (losses) on derivative instruments	(4,938)	1,307	(6,245)
Net gains (losses) on funds withheld reinsurance	(648)	2,660	(3,308)
Total net gains (losses) on derivatives and investments	$(5,821)	$3,836	$(9,657)
◦Freestanding derivative losses on our equity derivatives were primarily driven by market increases in 2023, compared to decreases in the prior year, partially offset by lower amounts of losses within our interest rate related hedge instruments, reflecting lower interest rate increases in 2023, compared to the prior year.
◦Losses recognized on funds withheld reinsurance were driven by the significant rise in interest rates during 2022 which resulted in income reported for the movement in the embedded derivative, compared to 2023 where rates were more stable;
•$234 million increase in interest credited on contract holder funds, net of deferrals, primarily due to an increase in flexible annual minimum interest rates on variable annuity general account funds and higher crediting rates on new institutional business;
•$103 million decrease in fee income primarily due to lower average separate account values compared to prior year;
•$77 million higher interest expense incurred during 2023 primarily related to interest on our repurchase agreements, senior notes, and other short-term borrowings; and
•$61 million increase in operating costs and other expenses, net of deferrals, primarily due to an increase in deferred compensation expenses during 2023 compared to the prior year, partially offset by lower asset-based non-deferrable commissions and lower sub-advisor expenses due to lower account values, and lower taxes, licenses and fees compared to prior year.

These decreases were partially offset by:
•$3,484 million favorable movements in market risk benefits (gains) losses, net, primarily driven by positive separate account returns as compared to negative separate account returns in the prior year. This was partially offset by less favorable movements in interest rates in 2023, compared to prior year;

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
•$154 million increase in net investment income as a result of higher income on bonds, driven by higher yields in 2023 compared to prior year, partially offset by lower income on limited partnership investments, which are recorded on a one quarter lag;
•$79 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating actual benefit cash flows used in the net premium ratio, primarily due to greater decrease in reserves due to the payout of persistency bonuses on a sub block of business, partially offset by a $25 million increase in our allowance for reinsurance credit losses related to a specific reinsurer which was recently ordered into liquidation.

Income Taxes

Income tax expense decreased $1,491 million to an expense of $399 million for the nine months ended September 30, 2023, from an expense of $1,890 million for the nine months ended September 30, 2022. The provision for income tax in the current period led to an ETR of 13.8% for the nine months ended September 30, 2023 compared to the September 30, 2022 ETR of 20.5%. The change in the ETR during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to the relationship of the taxable income to the consolidated pre-tax income and the impact of tax adjustments related to prior year returns recorded in the current quarter. Our ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of tax credits. See Note 15 of Notes to Consolidated Financial Statements in our audited Consolidated Financial Statements, as recast in our Current Report on Form 8-K filed May 10, 2023 and Note 15 of Notes to Condensed Consolidated Financial Statements in this report for more information.

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

Pretax Adjusted Operating Earnings by Segment

The following table summarizes pretax adjusted operating earnings (non-GAAP) from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated GAAP basis. Also, see Note 3 of the Notes to Condensed Consolidated Financial Statements for further information regarding the calculation of pretax adjusted operating earnings:

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$354	$330	$1,038	$1,180
Institutional Products	21	20	47	62
Closed Life and Annuity Blocks	6	76	(7)	79
Corporate and Other	(26)	(12)	(116)	2
Pretax Adjusted Operating Earnings	355	414	962	1,323
Non-operating adjustments income (loss):
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	784	771	2,345	2,300
Net movement in freestanding derivatives	(271)	(253)	(4,694)	1,118
Market risk benefits gains (losses), net	2,376	913	5,120	1,636
Net reserve and embedded derivative movements	45	(7)	(338)	(47)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(148)	(162)	(450)	(501)
Total guaranteed benefits and hedging results	2,786	1,262	1,983	4,506
Net realized investment gains (losses)	(127)	(6)	(235)	(131)
Net realized investment gains (losses) on funds withheld assets	159	555	(648)	2,660
Net investment income on funds withheld assets	303	313	862	937
Other items	9	(2)	(32)	(69)
Total pre-tax reconciling items	3,130	2,122	1,930	7,903
Pretax income (loss) attributable to Jackson Financial Inc.	3,485	2,536	2,892	9,226
Income tax expense (benefit)	712	657	399	1,890
Net income (loss) attributable to Jackson Financial Inc.	2,773	1,879	2,493	7,336
Less: Dividends on preferred stock	11	—	24	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$2,762	$1,879	$2,469	$7,336

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$1,038	$1,002	$3,015	$3,144
Premiums	6	3	16	6
Net investment income	135	72	401	299
Income (loss) on operating derivatives	(12)	2	(34)	20
Other income	9	11	28	33
Total Operating Revenues	1,176	1,090	3,426	3,502

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	24	2	21	50
(Gain) loss from updating future policy benefits cash flow assumptions, net	(4)	(1)	(6)	(3)
Interest credited on other contract holder funds, net of deferrals and amortization	90	72	284	190
Interest expense	19	8	68	19
Operating costs and other expenses, net of deferrals	554	540	1,605	1,647
Amortization of deferred acquisition costs	139	139	416	419
Total Operating Benefits and Expenses	822	760	2,388	2,322

Pretax Adjusted Operating Earnings	$354	$330	$1,038	$1,180
The following table summarizes a roll-forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$227,266	$209,131	$209,967	$260,135
Premiums and deposits	3,352	3,613	9,703	12,675
Surrenders, withdrawals, and benefits	(4,844)	(3,644)	(13,897)	(12,341)
Net flows	(1,492)	(31)	(4,194)	334
Investment performance	(7,198)	(9,853)	13,813	(59,890)
Change in value of equity option	(102)	(60)	123	(127)
Interest credited	89	66	284	182
Policy charges and other	(704)	(697)	(2,134)	(2,078)
Balance as of end of period, net of ceded reinsurance	217,859	198,556	217,859	198,556
Ceded reinsurance	19,323	23,081	19,323	23,081
Balance as of end of period, gross of reinsurance	$237,182	$221,637	$237,182	$221,637

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $24 million to $354 million for the three months ended September 30, 2023 from $330 million for the three months ended September 30, 2022 primarily due to:

•$45 million increase in spread income primarily due to $63 million higher investment income, partially offset by $18 million higher interest credited driven by resetting minimum interest crediting rates on variable annuity fixed rate options in the first quarter of 2023; and
•$36 million increase in fee income primarily due to higher average separate account values compared to the prior year quarter.

These increases were partially offset by:

•$19 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to higher other policyholder benefits in 2023;
•$14 million decrease in income (loss) on operating derivatives primarily due to the increase in floating rates in 2023;
•$14 million increase in operating costs and other expenses, net of deferrals, primarily due to higher asset-based non-deferrable commissions, due to higher account values during the three months ended September 30, 2023, compared to the prior year quarter; and
•$11 million increase in interest expense incurred in the current year primarily related to interest on our repurchase agreements and other short-term borrowings.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $142 million to $1,038 million for the nine months ended September 30, 2023 from $1,180 million for the nine months ended September 30, 2022 primarily due to:
•$129 million decrease in fee income primarily due to lower average separate account values compared to prior year;
•$54 million decrease in income on operating derivatives primarily due to the increase in floating rates during 2023; and
•$49 million increase in interest expense incurred in the current year primarily related to interest on our repurchase agreements and other short-term borrowings.

These decreases were partially offset by:
•$42 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower asset-based non-deferrable commissions and lower sub-advisor expenses due to lower account values during 2023, and lower taxes, licenses, and fees compared to prior year, partially offset by an increase in deferred compensation expenses in 2023;
•$32 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to lower other policyholder benefits in 2023;
•$8 million increase in spread income primarily due to $102 million higher investment income, partially offset by $94 million higher interest credited driven by resetting minimum interest crediting rates on variable annuity fixed rate options in the first quarter of 2023.

Account Value

Retail annuities account value, net of reinsurance, increased $19.3 billion between periods primarily due to positive variable annuity separate account returns driven by favorable market performance in 2023, as well as positive RILA net flows over the period.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$130	$80	$351	$216
Income (loss) on operating derivatives	(13)	(8)	(38)	(13)
Total Operating Revenues	117	72	313	203

Operating Benefits and Expenses
Interest credited on other contract holder funds, net of deferrals and amortization	87	51	247	137
Interest expense	8	—	16	—
Operating costs and other expenses, net of deferrals	1	1	3	4
Total Operating Benefits and Expenses	96	52	266	141

Pretax Adjusted Operating Earnings	$21	$20	$47	$62

The following table summarizes a roll-forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Institutional Products:
Balance as of beginning of period	$8,887	$8,483	$9,019	$8,830
Premiums and deposits	112	314	1,065	1,490
Surrenders, withdrawals, and benefits	(354)	(428)	(1,598)	(1,955)
Net flows	(242)	(114)	(533)	(465)
Credited Interest	87	51	247	137
Policy Charges and other	(20)	(62)	(21)	(144)
Balance as of end of period	$8,712	$8,358	$8,712	$8,358

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $1 million to $21 million for the three months ended September 30, 2023 from $20 million for the three months ended September 30, 2022 primarily due to higher investment income, which was predominately offset by increased interest credited on contract holder funds due to higher crediting rates on new business and higher interest expense.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $15 million to $47 million for the nine months ended September 30, 2023 from $62 million for the nine months ended September 30, 2022 primarily due to increased interest credited on contract holder funds due to higher crediting rates on new business and increased losses on operating derivatives, partially offset by higher investment income.

Account Value

Institutional product account value increased from $8,358 million at September 30, 2022 to $8,712 million at September 30, 2023. The increase in account value was driven by new issuances and increased interest credited due to higher crediting rates on new business, partially offset by continued maturities of the existing contracts and funding agreements.

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Closed Block Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$112	$118	$345	$358
Premiums	30	36	102	108
Net investment income	172	166	524	522
Income (loss) on operating derivatives	(11)	7	(35)	35
Other income	8	8	18	25
Total Operating Revenues	311	335	954	1,048

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	150	168	467	587
(Gain) loss from updating future policy benefits cash flow assumptions, net	4	(36)	31	(4)
Interest credited on other contract holder funds, net of deferrals and amortization	107	101	333	303
Operating costs and other expenses, net of deferrals	41	23	122	74
Amortization of deferred acquisition costs	3	3	8	9
Total Operating Benefits and Expenses	305	259	961	969

Pretax Adjusted Operating Earnings	$6	$76	$(7)	$79

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $70 million to $6 million for the three months ended September 30, 2023 from $76 million for the three months ended September 30, 2022 primarily due to:

•$22 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to higher other policy benefits, partially offset by a greater decrease in reserves due to the payout of persistency bonuses on a sub block of business;
•$18 million decrease in income on operating derivatives primarily due to the increase in floating rates during 2023; and
•$18 million increase in operating costs and other expenses, net of deferrals, primarily due to an increase in incentive and deferred compensation expenses in 2023.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $86 million to $(7) million for the nine months ended September 30, 2023 from $79 million for the nine months ended September 30, 2022 primarily due to:

•$70 million decrease in income on operating derivatives primarily due to the increase in floating rates during 2023;
•$48 million increase in operating costs and other expenses, net of deferrals, primarily due to an increase in deferred compensation expenses in 2023; and
•$30 million increase in interest credited related to persistency bonuses in 2023.

These decreases were partially offset by:

•$85 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating actual benefit cash flows used in the net premium ratio, primarily due to a greater release reserves due to the payout of persistency bonuses on a sub block of business, partially offset by a $25 million increase in our allowance for reinsurance credit losses related to a specific reinsurer which was recently ordered into liquidation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$11	$13	$37	$43
Net investment income	16	22	49	65
Income (loss) on operating derivatives	(2)	2	(10)	20
Other income	1	—	6	2
Total Operating Revenues	26	37	82	130

Operating Benefits and Expenses
Interest expense	22	21	66	54
Operating costs and other expenses, net of deferrals	30	28	132	74
Total Operating Benefits and Expenses	52	49	198	128

Pretax Adjusted Operating Earnings	$(26)	$(12)	$(116)	$2

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $14 million to $(26) million for the three months ended September 30, 2023 from $(12) million for the three months ended September 30, 2022 primarily due to the following:

•$6 million decrease in net investment income; and
•$4 million decrease in income on operating derivatives primarily due to the increase in floating rates in 2023.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $118 million to $(116) million for the nine months ended September 30, 2023 from $2 million for the nine months ended September 30, 2022 primarily due to the following:

•$58 million increase in operating costs and other expenses, net of deferrals, primarily due an increase in deferred compensation expenses in 2023;
•$30 million decrease in income on operating derivatives primarily due to the increase in floating rates in 2023; and
•$16 million decrease in net investment income.

Item 2 | Management’s Discussion and Analysis | Investments

Investments

Our investment portfolio primarily consists of fixed-income securities and loans, primarily publicly-traded corporate and government bonds, private securities and loans, asset-backed securities and mortgage loans. Asset-backed securities include mortgage-backed and other structured securities. The fair value of these and our other invested assets fluctuates depending on market and other general economic conditions and the interest rate environment and is affected by other economic factors.

Investment Strategy

Our overall investment strategy seeks to maintain a diversified and largely investment grade fixed income portfolio that is capital efficient, achieves risk-adjusted returns that support competitive pricing for our products, generates profitable growth of our business and maintains adequate liquidity to support our obligations. The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate, see Note 8 - Reinsurance of Notes to Condensed Consolidated Financial Statements for further details. We may also use other third-party investment managers for certain niche asset classes. As of September 30, 2023, Apollo managed $16.7 billion of cash and investments and other third-party investment managers managed approximately $181 million of investments.

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

Item 2 | Management’s Discussion and Analysis | Investments
Portfolio Composition

The following table summarizes the carrying values of our investments:

	September 30, 2023			December 31, 2022
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$27,567	$11,511	$39,078	$28,867	$13,622	$42,489
Debt Securities, at fair value under fair value option	2,101	143	2,244	2,014	159	2,173
Debt securities, trading, at fair value	66	—	66	100	—	100
Equity securities, at fair value	140	137	277	316	77	393
Mortgage loans, net of allowance for credit losses	7,030	3,106	10,136	6,840	4,127	10,967
Mortgage loans, at fair value under fair value option	—	476	476	—	582	582
Policy loans	921	3,447	4,368	942	3,435	4,377
Freestanding derivative instruments	868	57	925	1,192	78	1,270
Other invested assets	2,876	677	3,553	2,802	793	3,595
Total investments	$41,569	$19,554	$61,123	$43,073	$22,873	$65,946

Available-for-sale debt securities decreased to $39,078 million at September 30, 2023 from $42,489 million at December 31, 2022, primarily due to dispositions and an increase in net unrealized losses. The amortized cost of available-for-sale debt securities decreased from $48,798 million as of December 31, 2022 to $46,203 million as of September 30, 2023. Further, net unrealized losses, after adjusting for allowance for credit loss, were $6,286 million as of December 31, 2022 compared to $7,099 million as of September 30, 2023.

Other Invested Assets

Other invested assets decreased to $3,553 million at September 30, 2023 from $3,595 million at December 31, 2022.

Debt Securities

At September 30, 2023 and December 31, 2022, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

Item 2 | Management’s Discussion and Analysis | Investments

September 30, 2023	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,877	$—	$—	$1,203	$3,674
Other government securities	1,684	3	—	303	1,378
Corporate securities
Utilities	5,936	—	13	881	5,068
Energy	3,002	1	5	437	2,569
Banking	2,198	1	1	259	1,939
Healthcare	3,114	—	4	498	2,620
Finance/Insurance	4,462	14	3	658	3,793
Technology/Telecom	2,272	1	1	323	1,949
Consumer goods	2,453	—	8	425	2,036
Industrial	1,696	—	6	184	1,518
Capital goods	1,917	—	1	218	1,700
Real estate	1,604	—	—	231	1,373
Media	1,175	—	1	184	992
Transportation	1,421	—	—	237	1,184
Retail	1,250	—	2	200	1,052
Other (1)	2,164	—	—	207	1,957
Total Corporate Securities	34,664	17	45	4,942	29,750
Residential mortgage-backed	441	6	10	69	376
Commercial mortgage-backed	1,639	—	—	197	1,442
Other asset-backed securities	5,208	—	2	442	4,768
Total Debt Securities	$48,513	$26	$57	$7,156	$41,388

(1) No single remaining industry exceeds 3% of the portfolio.

December 31, 2022	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$6,192	$—	$1	$1,008	$5,185
Other government securities	1,719	2	1	251	1,467
Corporate securities
Utilities	5,893	—	27	695	5,225
Energy	3,006	10	7	390	2,613
Banking	1,994	—	2	234	1,762
Healthcare	2,956	—	8	439	2,525
Finance/Insurance	4,497	4	8	621	3,880
Technology/Telecom	2,333	1	2	296	2,038
Consumer goods	2,463	—	10	378	2,095
Industrial	1,675	—	8	173	1,510
Capital goods	1,982	—	3	196	1,789
Real estate	1,723	—	1	225	1,499
Media	1,230	—	1	175	1,056
Transportation	1,576	—	3	214	1,365
Retail	1,312	—	5	182	1,135
Other (1)	2,056	—	1	178	1,879
Total Corporate Securities	34,696	15	86	4,396	30,371
Residential mortgage-backed	510	6	19	59	464
Commercial mortgage-backed	1,821	—	—	183	1,638
Other asset-backed securities	6,133	—	8	504	5,637
Total Debt Securities	$51,071	$23	$115	$6,401	$44,762

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

	September 30,	December 31,
	2023	2022
	(in millions)
Common Stock	$75	$82
Preferred Stock	184	133
Mutual Funds	18	178
Total	$277	$393

Mortgage Loans

At September 30, 2023, commercial mortgage loans were collateralized by properties located in 37 states, the District of Columbia, and Europe. Residential mortgage loans were collateralized by properties located in 50 states, the District of Columbia, Mexico, and Europe.

The table below presents the carrying value, net of allowance of credit loss, of our mortgage loans by property type:

	September 30,	December 31,
	2023	2022
	(in millions)
Commercial:
Apartment	$3,230	$3,558
Hotel	882	1,015
Office	1,459	1,795
Retail	2,011	2,085
Warehouse	2,012	1,788
Total Commercial (1)	$9,594	$10,241
Residential (2)	1,018	1,308
Total	$10,612	$11,549

(1)    Net of an allowance for credit losses of $195 million and $91 million at September 30, 2023 and December 31, 2022, respectively.
(2)    Net of an allowance for credit losses of $5 million and $4 million at September 30, 2023 and December 31, 2022, respectively.

Item 2 | Management’s Discussion and Analysis | Investments
The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	September 30,	December 31,
	2023	2022
	(in millions)
United States:
East North Central	$1,071	$1,116
East South Central	516	546
Middle Atlantic	1,475	1,677
Mountain	536	627
New England	293	371
Pacific	2,493	2,850
South Atlantic	2,186	2,313
West North Central	597	572
West South Central	968	920
Total United States	10,135	10,992
Foreign	477	557
Total	$10,612	$11,549

The following table provides information about the credit quality of our mortgage loans:

	September 30,	December 31,
	2023	2022
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$8,695	$9,586
70% - 80%	507	424
80% - 100%	359	197
Greater than 100%	33	34
Total	9,594	10,241

Residential mortgage loans
Performing	939	1,230
Nonperforming (1)	79	78
Total	1,018	1,308

Total mortgage loans	$10,612	$11,549

(1) As of September 30, 2023 and December 31, 2022, includes $26 million and $41 million of loans purchased when the loans were greater than 90 days delinquent and $7 million and $12 million of loans in process of foreclosure, respectively, and are supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	September 30,
	2023	2022
	(in millions)
Balance at beginning of year	$95	$94
Provision (release), net (1)	105	(15)
Balance at end of period	$200	$79

(1) At September 30, 2023, the $105 million allowance for credit losses are primarily from two mezzanine loans experiencing stress around payoff, or refinance, of the loans for which the Company continues to assess options with the lending group and borrowers.

Item 2 | Management’s Discussion and Analysis | Investments
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment. Accrued interest amounting to $2 million and nil were written off as of September 30, 2023 and 2022, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

At September 30, 2023, there was $23 million of recorded investment, $26 million of unpaid principal balance, no related loan allowance, $17 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

At December 31, 2022, there was $15 million of recorded investment, $16 million of unpaid principal balance, no related loan allowance, $18 million of average recorded investment, and no investment income recognized on impaired residential mortgage loans.

Derivative Instruments

Note 5 – Derivative Instruments of Notes to Condensed Consolidated Financial Statements presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments as of September 30, 2023 and December 31, 2022.

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

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities

Policy and Contract Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the Condensed Consolidated Financial Statements in conformity with GAAP. For more details on Policyholder Liabilities, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our 2022 Annual Report, as recast to reflect the adoption of LDTI in our Current Report on Form 8-K filed May 10, 2023.

Our policy and contract liabilities includes separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of September 30, 2023, 89% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 8% were in our Closed Life and Annuity Blocks segment.

The table below represents a breakdown of our policy and contract liabilities:

September 30, 2023	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$202,651	$—	$8,921	$(2,927)	$208,645
RILA[1]	—	—	3,841	7	3,848
Fixed Annuities	—	—	10,202	1	10,203
Fixed Index Annuities[2]	—	—	10,715	15	10,730
Payout Annuities	—	1,014	852	—	1,866
Other Annuities	180	—	—	—	180
Total Retail Annuities	202,831	1,014	34,531	(2,904)	235,472
Total Institutional Products	—	—	8,712	—	8,712
Total Closed Life and Annuity Blocks	72	8,976	12,351	6	21,405
Total Policy and Contract Liabilities	202,903	9,990	55,594	(2,898)	265,589
Claims payable and other	—	1,428	172	—	1,600
Total	$202,903	$11,418	$55,766	$(2,898)	$267,189

December 31, 2022	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$195,550	$—	$10,259	$767	$206,576
RILA[1]	—	—	1,875	5	1,880
Fixed Annuities	—	—	11,696	—	11,696
Fixed Index Annuities[2]	—	—	11,787	17	11,804
Payout Annuities	—	1,042	837	—	1,879
Other Annuities	285	—	—	—	285
Total Retail Annuities	195,835	1,042	36,454	789	234,120
Total Institutional Products	—	—	9,019	—	9,019
Total Closed Life and Annuity Blocks	71	9,726	12,534	8	22,339
Total Policy and Contract Liabilities	195,906	10,768	58,007	797	265,478
Claims payable and other	—	1,550	183	—	1,733
Total	$195,906	$12,318	$58,190	$797	$267,211

(1) Includes the embedded derivative liabilities in other contract holder funds related to RILA of $676 million and $205 million at September 30, 2023 and December 31, 2022, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity in other contract holder funds of $956 million and $931 million at September 30, 2023 and December 31, 2022, respectively.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities

As of September 30, 2023:

•$202.9 billion or 76% of our policy and contract liabilities were backed by separate account assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets.
•$43.2 billion of our policy and contract liabilities were backed by our investment portfolio.
•$19.5 billion of our policy and contract liabilities were reinsured by Athene and backed by funds withheld assets.

As of September 30, 2023, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed index annuities and fixed annuities. As of September 30, 2023, 94% of fixed annuity, fixed-indexed annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate.

See Note 9, Note 10, Note 11 and Note 12 of Notes to Condensed Consolidated Financial Statements for additional discussion on accounting policies around Reserves for future policy benefits and claims payable, Other contract holder funds, Separate account assets and liabilities and MRBs.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the cash requirements of operating, investing and financing activities. Capital refers to our long-term financial resources available to support the business operations and contribute to future growth. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of the businesses, timing of cash flows on investments and products, general economic conditions and access to the capital markets and alternate sources of liquidity and capital described herein.

The discussion below describes our liquidity and capital resources for the nine months ended September 30, 2023 and 2022.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Net cash provided by (used in) operating activities	$3,676	$2,941
Net cash provided by (used in) investing activities	(685)	2,469
Net cash provided by (used in) financing activities	(4,527)	(2,700)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,536)	2,710
Cash, cash equivalents, and restricted cash at beginning of period	4,301	2,631
Total cash, cash equivalents, and restricted cash at end of period	$2,765	$5,341

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Cash flows provided by (used in) operating activities increased $735 million to $3,676 million for the nine months ended September 30, 2023 from $2,941 million for the nine months ended September 30, 2022. This was primarily due to the timing of settlements of receivables and payables as well as lower acquisition costs.

Cash flows from Investing Activities

The principal cash inflows from our investment activities come from repayments of principal, proceeds from maturities and sales of investments, as well as settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments and settlements of freestanding derivatives. It is not unusual to have a net cash outflow from investing activities because cash inflows from insurance operations are typically reinvested to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors or market disruptions that might impact the timing of investment- related cash flows as well as derivative collateral needs, which could result in material liquidity needs for our insurance subsidiaries.

Cash flows provided by (used in) investing activities decreased $3,154 million to $(685) million during the nine months ended September 30, 2023 from $2,469 million during the nine months ended September 30, 2022. This decrease was primarily due to outflows related to our hedging program for derivative settlements and collateral predominantly resulting from market increases in 2023.

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

Cash flows provided by (used in) financing activities decreased $1,827 million to $(4,527) million during the nine months ended September 30, 2023 from $(2,700) million during the nine months ended September 30, 2022. This decrease was primarily due to decreased deposits driven by lower variable annuity sales in 2023 compared to 2022, partially offset by lower payments on repurchase agreements and proceeds from the issuance of our preferred stock.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, claim, expense and statutory reserve items) and model-based components. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of September 30, 2023, our insurance companies were well in excess of the minimum required capital levels. Jackson is also subject to risk-based capital guidelines that provide a method to measure the adjusted capital that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of Jackson’s investments and products.

Our statutory TAC may be negatively impacted by minimum required reserving levels (i.e., cash surrender value floor) when reserve releases are limited and unable to offset losses from our hedging program. The RBC ratio may increase or decrease depending on the interaction between movements in TAC and movements in statutory CAL, which could impact available dividends from our insurance subsidiaries. At times the cash surrender value floor materially affects the CAL calculation in addition to reserve levels. We are pursuing additional methods of moderating the impact of the cash surrender value floor on TAC, CAL and RBC. The implementation of any such method would be subject to Board and regulatory approval. We can provide no assurance that any such method will be approved or the timing or impact of any adoption and implementation.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources

Holding Company Liquidity

As a holding company with no business operations of its own, Jackson Financial primarily derives cash flows from dividends and interest payments from its insurance subsidiaries. These principal sources of liquidity are expected to be supplemented by cash and short-term investments held by Jackson Financial, and access to bank lines of credit and the capital markets. We intend to maintain a minimum amount of cash and highly liquid securities at Jackson Financial adequate to fund two years of holding company fixed net expenses, which may change over time as we refinance existing debt or make changes to our debt and capital structure, and is currently targeted at $250 million. The main uses of liquidity for Jackson Financial are interest payments and debt repayment, holding company operating expenses, payment of dividends and other distributions to shareholders, which may include stock repurchases, and capital contributions, if needed, to our insurance company subsidiaries. Our principal sources of liquidity and our anticipated capital position are described in the following paragraphs.

Any declaration of cash dividends or stock repurchases is at the discretion of JFI’s Board of Directors and will depend on our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, preferred stock and other contractual restrictions with respect to paying cash dividends or repurchasing stock, restrictions imposed by Delaware law, general business conditions and any other factors that JFI’s Board of Directors deems relevant in making any such determination. Therefore, there can be no assurance that we will pay any cash dividends to holders of our stock or approve any further increase in the existing, or any new, common stock repurchase program, or as to the amount of any such cash dividends or stock repurchases.

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

On March 13, 2023, the Company issued and sold depositary shares representing interests in our Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. After underwriting discounts and expenses, we received net proceeds of approximately $533 million. See Note 20 of the Notes to Condensed Consolidated Financial Statements for more information.

During the third quarter of 2023, we paid a cash dividend of $0.50 per depositary share and $0.62 per share on JFI's preferred and common stock totaling $11 million and $52 million, respectively. On November 6, 2023, our Board of Directors approved a fourth quarter cash dividend on JFI's common stock of $0.62 per share, payable on December 14, 2023 to shareholders of record on November 30, 2023. The Company also declared a cash dividend of $0.50 per depositary share. The dividend will be payable on January 2, 2024, to Depositary Shares shareholders of record at the close of business on November 30, 2023.

We repurchased a total of 1,873,727 shares and a total of 4,990,261 shares of common stock for an aggregate purchase price of $71 million and $188 million in the three and nine months ended September 30, 2023, respectively, which were funded with cash on hand.

See Note 20 of the Notes to Condensed Consolidated Financial Statements in this report for further information on dividends to shareholders and share repurchases.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
During the second quarter of 2023, Jackson Financial purchased certain private equity fund investments from Jackson National Life Insurance Company for $452 million, with a carrying value of $502 million, as part of rebalancing Jackson National Life Insurance Company's portfolio mix. Jackson Financial sold these investments in October 2023. The Company estimated a loss of approximately $93 million which it recognized in Net Investment Income within the consolidated financial statements for the nine months ended September 30, 2023, of which $76 million of this loss was attributable to Jackson Financial.

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

On March 1, 2023, Jackson paid a $450 million ordinary dividend and remitted a $150 million return of capital to its parent company, Brooke Life. Brooke Life subsequently paid a $360 million ordinary dividend and remitted a $150 million return of capital to its ultimate parent, Jackson Financial. In addition, for the three and nine months ended September 30, 2023, Brooke Life paid $45 million and $90 million of interest associated with the $2 billion surplus note between Brooke Life and Jackson Finance, LLC ("Jackson Finance"), a subsidiary of Jackson Financial.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
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

Liquidity requirements are principally for purchases of new investments, management of derivative-related margin requirements, repayment of principal and interest on debt, payments of interest on surplus notes, funding of insurance product liabilities including payments for policy benefits, surrenders, maturities and new policy loans, funding of expenses including payment of commissions, operating expenses and taxes. As of September 30, 2023, Jackson’s outstanding surplus notes and bank debt included $58 million of bank loans from the Federal Home Loan Bank of Indianapolis ("FHLBI"), collateralized by mortgage-related securities and mortgage loans and $250 million of surplus notes maturing in 2027.

Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are managed in accordance with our hedging and risk management program. Our cash flows associated with collateral received from counterparties and posted with counterparties fluctuates with changes in the market value of the underlying derivative contract and/or the market value of the collateral. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Collateral posting requirements can result in material liquidity needs for our insurance subsidiaries. As of September 30, 2023, we were in a net collateral payable position of $450 million, which is down from $689 million as of December 31, 2022.

Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of September 30, 2023, approximately half of Jackson’s general account reserves are not surrenderable, included surrender charges greater than 5%, or included market value adjustments to discourage early withdrawal of policy and contract funds.

The liquidity sources for our insurance company subsidiaries are their cash, short-term investments, sales of publicly-traded bonds, insurance premiums, fees charged on their products, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of a short-term borrowing facility with the FHLBI.

Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of September 30, 2023, the portfolio of cash, short-term investments and privately- and publicly-traded securities and equities that are unencumbered and unrestricted to sale, amounted to $21.2 billion.

Our Indebtedness

Senior Notes

In November 2021 and June 2022, the Company issued an aggregate of $2,350 million principal amount of its senior notes, shown as Long-term debt on the Condensed Consolidated Balance Sheet. The proceeds of the note issuances were used, together with cash on hand, to retire the Company’s previously outstanding term loans. $600 million of these notes mature on November 22, 2023, and are expected to be paid with cash on hand at maturity.

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

The credit agreement governing the 2023 Revolving Credit Facility contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). The credit agreement contains financial maintenance covenants, including a minimum adjusted consolidated net worth test of no less than 70% of our adjusted consolidated net worth as of September 30, 2022 (plus (to the extent positive) or minus (to the extent negative) 70% of the impact on such adjusted consolidated net worth resulting from the application of a one-time transition adjustment for the LDTI accounting change for insurance contracts, and plus 50% of the aggregate amount of any increase in adjusted consolidated net worth resulting from equity issuances by the Company and its consolidated subsidiaries after September 30, 2022) and a maximum consolidated indebtedness to total capitalization ratio test not to exceed 35%. We were in compliance with these covenants at September 30, 2023.

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

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $6 million and $18 million for the three and nine months ended September 30, 2023, respectively and interest expense on the notes was $5 million and $15 million for the three and nine months ended September 30, 2022, respectively.

Under Michigan insurance law, for statutory reporting purposes, the surplus notes are not part of the legal liabilities of the Company and are considered surplus funds. Payments of interest or principal may only be made with the prior approval of the Michigan Director of Insurance and only out of surplus earnings that the director determines to be available for such payments under Michigan Insurance Law.

Federal Home Loan Bank

Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of September 30, 2023 and December 31, 2022, Jackson held a bank loan with an outstanding balance of $58 million and $62 million, respectively.

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

As of November 3, 2023, the financial strength ratings of our principal insurance subsidiaries were as follows:

Company	A.M. Best	Fitch	Moody’s(1)	S&P
Jackson National Life Insurance Company
Rating	A	A	A3	A
Outlook	stable	stable	stable	stable
Jackson National Life Insurance Company of New York
Rating	A	A	A3	A
Outlook	stable	stable	stable	stable
Brooke Life Insurance Company
Rating	A
Outlook	stable
(1)    On October 20, 2023, Moody's downgraded Jackson Financial Inc.'s issuer rating from Baa2 to Baa3 as well as the insurance financial strength rating for Jackson National Life Insurance Company and Jackson National Life Insurance Company of New York from A2 to A3 and changed its outlook from "negative" to "stable."

In evaluating our Company’s financial strength, the rating agencies evaluate a variety of factors including our strategy, market positioning and track record, mix of business, profitability, leverage and liquidity, the adequacy and soundness of our reinsurance, the quality and estimated market value of our assets, the adequacy of our surplus, our capital structure, and the experience and competence of our management.

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

Item 2 | Management’s Discussion and Analysis | Impact of Recent Accounting Pronouncements

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

Reserves for Future Policy Benefits

For non-participating traditional life insurance contracts and limited pay life-contingent contracts, which include term, whole life, and payout annuities with significant insurance risk, reserves for future policy benefits represents the present value of estimated future policy benefits to be paid to, or on behalf of, policyholders in future periods and certain related expenses less the present value of estimated future net premiums.

Item 2 | Management’s Discussion and Analysis | Summary of Critical Accounting Estimates
Reserves for future policy benefits for non-participating traditional and limited-payment insurance contracts are measured using the net premium ratio (NPR) measurement model. The NPR measurement model accrues for future policy benefits in proportion to the premium revenue recognized. The reserve for future policy benefits is derived from the Company's best estimate of future net premium and future benefits and expenses, which is based on best estimate assumptions, including mortality, persistency, claims expense, and discount rate. On an annual basis, or as circumstances warrant, we conduct a comprehensive review of our current best estimate assumptions based on our experience, industry benchmarking, and other factors, as applicable. Expense assumptions are updated based on estimates of expected non-level costs, such as termination or settlement costs, and costs after the premium-paying period, and exclude acquisition costs or any costs that are required to be charged to expenses as incurred. Updates to assumptions are applied on a retrospective basis, and each reporting period the reserve for future policy benefits is updated to reflect actual experience to date.

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

Item 2 | Management’s Discussion and Analysis | Summary of Critical Accounting Estimates
Market Risk Benefits

Contracts or contract features that provide protection to the contract holder from capital market risk and expose the Company to other-than-nominal capital market risk are classified as market risk benefits, or MRBs. All long-duration insurance contracts and certain investment contracts are subject to MRB evaluation. MRBs are measured at fair value at the contract level and can be in either an asset or liability position. For contracts that contain multiple MRB features, the MRBs are valued together as a single compound MRB.

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
See Note 6 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information.

Variable Annuities

We issue variable contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. Certain of these contracts include contract provisions by which we contractually guarantee to the contract holder either a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable upon the depletion of funds (GMWB), in the event of death (GMDB), at annuitization (GMIB), or at the end of a specified period (GMAB). Substantially all of our GMIB benefits are reinsured. GMIB benefits and GMAB benefits were discontinued in 2009 and 2011, respectively. For additional information regarding our account value by optional guarantee benefit, see Business–Our Segments–Retail Annuities–Variable Annuities in our 2022 Annual Report.

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

Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.

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

Our guaranteed minimum income benefits (GMIBs) are reinsured with an unrelated party. For contracts that only ceded the GMIB feature of our annuity products, the reinsurance contract in its entirety is classified as a reinsured market risk benefit or MRB. Accordingly, the reinsured MRB is recorded at fair value using internally developed models consistent with those used to value our direct MRBs.

Item 2 | Management’s Discussion and Analysis | Summary of Critical Accounting Estimates

See Note 8 - Reinsurance of the Notes to Condensed Consolidated Financial Statements for additional information on these accounting policies.

Off–Balance Sheet Arrangements

See Note 13 - Long-term Debt regarding lender commitment under the Company's revolving credit facility and Note 16 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements regarding unfunded investment commitments to limited partnerships and limited liability companies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and determined our disclosure controls and procedures were not effective due to a material weakness identified related to the ineffective risk assessment of a process level control used to determine our non-performance risk adjustment in developing the discount rate used to estimate the fair value of some of the guarantee features of our variable annuity products, as described in "Item 9A. Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting" previously disclosed in our 2022 Annual Report. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

As described above, the Company is taking steps to remediate the material weakness in its internal control over financial reporting and is implementing additional controls to remediate the material weakness. Additionally, as part of the adoption of LDTI, the Company has made certain changes to its valuation, financial reporting, and disclosure processes. As a result of these changes, the Company has made changes to certain existing controls, and implemented certain new controls, which address the risks of material misstatement in these processes. Other than these additional controls, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (2)
July 1, 2023 - July 31, 2023 (1)
Share repurchase program	—	$—	—	$439
Employee transactions (3)	—	—	N/A	N/A

August 1, 2023 - August 31, 2023
Share repurchase program	471,903	34.78	471,903	423
Employee transactions (3)	—	N/A	N/A	N/A

September 1, 2023 - September 30, 2023
Share repurchase program	1,401,824	39.25	1,401,824	368
Employee transactions (3)	12,228	38.65	N/A	N/A

Totals
Share repurchase program	1,873,727		1,873,727
Employee transactions (3)	12,228		N/A
	1,885,955		1,873,727

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, no directors or officers of Jackson Financial adopted or terminated any contract, instruction or written plan for the purchase or sale of Jackson Financial’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined under the securities laws. We do not intend to respond in the future to this item if there are no such trading arrangements or plans adopted or terminated.

Item 6. Exhibits.

The following documents are filed as exhibits hereto:

Number	Description
10.1*†	Notice of Award of Restricted Share Units and 2023 Restricted Share Unit Award Agreement (Mid-Cycle) between Jackson Financial Inc. and Christopher Raub.
10.2*†	Notice of Award of Performance Units and 2023 Performance Unit Award Agreement (Mid-Cycle) between Jackson Financial Inc. and Christopher Raub.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: November 8, 2023	By:	/s/ Marcia Wadsten
Marcia Wadsten
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)