Form 10-Q
period 2024-03-31
Jackson Financial Inc.
filed 2024-05-08
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 2, 2024, there were 76,264,349 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
.
Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
	2024	2023
Assets	(Unaudited)
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $20 and $21 at March 31, 2024 and December 31, 2023, respectively (amortized cost: 2024 $44,796; 2023 $44,844)	$40,090	$40,422
Debt Securities, at fair value under fair value option	2,256	2,153
Debt Securities, trading, at fair value	70	68
Equity securities, at fair value	222	394
Mortgage loans, net of allowance for credit losses of $162 and $165 at March 31, 2024 and December 31, 2023, respectively	9,899	10,082
Mortgage loans, at fair value under fair value option	455	481
Policy loans (including $3,448 and $3,457 at fair value under the fair value option at March 31, 2024 and December 31, 2023, respectively)	4,386	4,399
Freestanding derivative instruments	213	390
Other invested assets	2,580	2,466
Total investments	60,171	60,855
Cash and cash equivalents	2,542	2,688
Accrued investment income	488	512
Deferred acquisition costs	12,173	12,302
Reinsurance recoverable, net of allowance for credit losses of $30 and $29 at March 31, 2024 and December 31, 2023, respectively	24,558	25,422
Reinsurance recoverable on market risk benefits, at fair value	126	149
Market risk benefit assets, at fair value	8,025	6,737
Deferred income taxes, net	749	640
Other assets	675	1,294
Separate account assets	230,773	219,656
Total assets	$340,280	$330,255
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$11,585	$11,898
Other contract holder funds	54,897	55,319
Market risk benefit liabilities, at fair value	3,843	4,785
Funds withheld payable under reinsurance treaties (including $3,618 and $3,626 at fair value under the fair value option at March 31, 2024 and December 31, 2023, respectively)	19,244	19,952
Long-term debt	2,033	2,037
Repurchase agreements and securities lending payable	1,820	19
Collateral payable for derivative instruments	92	780
Freestanding derivative instruments	1,288	1,210
Notes issued by consolidated variable interest entities, at fair value under fair value option (Note 4)	2,068	1,988
Other liabilities	2,281	2,277
Separate account liabilities	230,773	219,656
Total liabilities	329,924	319,921
Commitments, Contingencies, and Guarantees (Note 16)
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; 22,000 shares issued and outstanding at March 31, 2024 and December 31, 2023; liquidation preference $25,000 per share (See Note 19)	533	533
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 76,621,374 and 78,660,221 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (See Note 19)	1	1
Additional paid-in capital	6,005	6,005
Treasury stock, at cost; 17,859,632 and 15,820,785 shares at March 31, 2024 and December 31, 2023, respectively	(713)	(599)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(274) and $(178) at March 31, 2024 and December 31, 2023, respectively	(3,423)	(2,808)
Retained earnings	7,766	7,038
Total shareholders' equity	10,169	10,170
Noncontrolling interests	187	164
Total equity	10,356	10,334
Total liabilities and equity	$340,280	$330,255

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Fee income	$1,998	$1,888
Premiums	38	25
Net investment income:
Net investment income excluding funds withheld assets	464	400
Net investment income on funds withheld assets	270	307
Total net investment income	734	707
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(2,892)	(2,726)
Net gains (losses) on funds withheld reinsurance treaties	(201)	(673)
Total net gains (losses) on derivatives and investments	(3,093)	(3,399)
Other income	1	15
Total revenues	(322)	(764)

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	221	228
(Gain) loss from updating future policy benefits cash flow assumptions, net	11	14
Market risk benefits (gains) losses, net	(2,718)	(174)
Interest credited on other contract holder funds, net of deferrals and amortization	273	285
Interest expense	25	28
Operating costs and other expenses, net of deferrals	685	616
Amortization of deferred acquisition costs	278	293
Total benefits and expenses	(1,225)	1,290
Pretax income (loss)	903	(2,054)
Income tax expense (benefit)	101	(558)
Net income (loss)	802	(1,496)
Less: Net income (loss) attributable to noncontrolling interests	7	1
Net income (loss) attributable to Jackson Financial Inc.	795	(1,497)
Less: Dividends on preferred stock	11	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$784	$(1,497)

Earnings per share
Basic	$10.04	$(18.11)
Diluted	$9.94	$(18.11)

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended March 31,
	2024	2023

Net income (loss)	$802	$(1,496)

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment, net of tax expense (benefit) of: $(3) and $92, for the three months ended March 31, 2024 and 2023, respectively.	(278)	968
Change in unrealized gains (losses) on securities with credit impairment, net of tax expense (benefit) of: nil and $(2) million for the three months ended March 31, 2024 and 2023, respectively.	—	(8)
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit) of $18 and $(32) for the three months ended March 31, 2024 and 2023, respectively.	63	(114)
Change in non-performance risk on market risk benefits, net of tax expense (benefit) of $(111) and $60 for the three months ended March 31, 2024 and 2023, respectively.	(400)	224
Total other comprehensive income (loss)	(615)	1,070
Comprehensive income (loss)	187	(426)
Less: Comprehensive income (loss) attributable to noncontrolling interests	7	1
Comprehensive income (loss) attributable to Jackson Financial Inc.	$180	$(427)

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2023	$533	$1	$6,005	$(599)	$(2,808)	$7,038	$10,170	$164	$10,334

Net income (loss)	—	—	—	—	—	795	795	7	802
Other comprehensive income (loss)	—	—	—	—	(615)	—	(615)	—	(615)
Change in equity of noncontrolling interests	—	—	—	—	.	—	—	16	16
Dividends on preferred stock	—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock	—	—	—	—	—	(56)	(56)	—	(56)
Purchase of treasury stock	—	—	—	(120)	—	—	(120)	—	(120)
Share based compensation	—	—	—	6	—	—	6	—	6
Balances as of March 31, 2024	$533	$1	$6,005	$(713)	$(3,423)	$7,766	$10,169	$187	$10,356

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2022	$—	$1	$6,063	$(443)	$(3,378)	$6,403	$8,646	$732	$9,378

Net income (loss)	—	—	—	—	—	(1,497)	(1,497)	1	(1,496)
Other comprehensive income (loss)	—	—	—	—	1,070	—	1,070	—	1,070
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	96	96
Dividends on common stock	—	—	—	—	—	(54)	(54)	—	(54)
Purchase of treasury stock	—	—	—	(70)	—	—	(70)	—	(70)
Issuance of preferred stock	533	—	—	—	—	—	533	—	533
Share based compensation	—	—	7	3	—	—	10	—	10
Balances as of March 31, 2023	$533	$1	$6,070	$(510)	$(2,308)	$4,852	$8,638	$829	$9,467

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$802	$(1,496)

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	7	68
Net losses (gains) on derivatives	2,885	2,658
Net losses (gains) on funds withheld reinsurance treaties	201	673
Net (gain) loss on market risk benefits	(2,718)	(174)
(Gain) loss from updating future policy benefits cash flow assumptions, net	11	14
Interest credited on other contract holder funds, gross	273	285
Mortality, expense and surrender charges	(133)	(132)
Amortization of discount and premium on investments	(14)	(6)
Deferred income tax expense (benefit)	(13)	(553)
Share-based compensation	45	24
Change in:
Accrued investment income	24	17
Deferred acquisition costs	128	163
Funds withheld, net of reinsurance	136	75
Future policy benefits	(238)	(122)
Other assets and liabilities, net	30	(33)
Net cash provided by (used in) operating activities	1,426	1,461

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	2,553	2,931
Equity securities	185	157
Mortgage loans	360	469
Purchases of:
Debt securities	(2,613)	(3,325)
Equity securities	(5)	(2)
Mortgage loans	(152)	(348)
Settlements related to derivatives and collateral on investments	(2,261)	(3,046)
Other investing activities	(73)	282
Net cash provided by (used in) investing activities	(2,006)	(2,882)

(continued)

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$3,860	$3,874
Withdrawals	(8,984)	(7,517)
Net transfers from (to) separate accounts	4,143	2,060
Proceeds from (payments on) repurchase agreements and securities lending	1,798	76
Net proceeds from (payments on) Federal Home Loan Bank notes	(250)	—
Payments on debt	(4)	(4)
Issuance of debt of consolidated investment entities	383	—
Repayments of debt of consolidated investment entities	(345)	—
Contributions from partners of consolidated investments	17	—
Dividends on common stock	(54)	(51)
Dividends on preferred stock	(11)	—
Purchase of treasury stock	(120)	(70)
Issuance of preferred stock	—	533
Net cash provided by (used in) financing activities	433	(1,099)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(147)	(2,520)

Cash, cash equivalents, and restricted cash at beginning of period	2,691	4,301
Total cash, cash equivalents, and restricted cash at end of period	$2,544	$1,781

Supplemental cash flow information
Income taxes paid (received)	$—	$—
Interest paid	$33	$21

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$27	$32
Other invested assets acquired from stock splits and stock distributions	$19	$9

Non-cash financing activities
Non-cash dividend equivalents on stock-based awards	$(2)	$(3)

Reconciliation to Condensed Consolidated Balance Sheets
Cash and cash equivalents	$2,542	$1,779
Restricted cash (included in Other assets)	2	2
Total cash, cash equivalents, and restricted cash	$2,544	$1,781

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

Prior to September 13, 2021, we were a majority-owned subsidiary of Prudential plc ("Prudential"), London, England and served as Prudential's holding company for its U.S. operations. On September 13, 2021, the Company demerged from Prudential (the "Demerger") and became a stand-alone U.S. public company. Prudential retained an equity interest in the Company after the Demerger, but as of June 30, 2023, sold its entire equity interest in the Company.

Jackson Financial’s primary life insurance subsidiary, Jackson National Life Insurance Company and its insurance subsidiaries (collectively, “Jackson”), is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index and variable annuities), and individual life insurance products, including variable universal life, in all 50 states and the District of Columbia. Jackson also participates in the institutional products market through the issuance of guaranteed investment contracts (“GICs”), funding agreements and medium-term note funding agreements. In addition to Jackson, Jackson Financial’s other operating subsidiaries are as follows:
•PPM America, Inc. (“PPM”), a registered investment adviser, is the Company’s investment management operation that manages the life insurance companies’ general account investment funds. PPM also provides investment services to other former affiliated and unaffiliated institutional clients.
•Brooke Life Insurance Company (“Brooke Life”), the direct parent of Jackson, is a Michigan life insurance company licensed to sell life insurance and annuity products in the state of Michigan.
•Brooke Life Reinsurance Company ("Brooke Re"), also a direct subsidiary of Brooke Life, was formed January 1, 2024, as a Michigan captive reinsurance company.
Other significant wholly-owned subsidiaries of Jackson are as follows:
•Life insurers: Jackson National Life Insurance Company of New York (“Jackson NY” or “JNY”); Squire Reassurance Company LLC (“Squire Re”); Squire Reassurance Company II, Inc. (“Squire Re II”); and VFL International Life Company SPC, LTD;
•Registered broker-dealer: Jackson National Life Distributors LLC (“JNLD”); and
•Registered investment adviser: Jackson National Asset Management LLC (“JNAM”) manages the life insurance companies' separate account funds underlying our variable annuities products, which funds are sub-advised. JNAM manages and oversees those sub-advisers.

The Company's Condensed Consolidated Financial Statements also include other insignificant partnerships, limited liability companies (“LLCs”) and other variable interest entities (“VIEs”) in which the Company is deemed the primary beneficiary.

See Notes to Condensed Consolidated Financial Statements.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Business and Basis of Presentation
Brooke Life Reinsurance Company

During the first quarter of 2024, Jackson entered into a reinsurance transaction with Brooke Re and all economics of the transaction were effective as of January 1, 2024. Jackson and Brooke Re are both direct subsidiaries of Brooke Life and the reinsurance transaction eliminates upon consolidation at JFI. The reinsurance transaction primarily provides for the cession from Jackson to Brooke Re of liabilities associated with certain guaranteed benefit riders under our variable annuity contracts and similar products of Jackson (“market risk benefits”), both in-force on the effective date of the reinsurance agreement and written in the future (i.e., on a “flow” basis). Brooke Re utilizes a modified U.S. generally accepted accounting principles ("U.S. GAAP") approach primarily related to market risk benefits, to increase alignment between assets and liabilities in response to changes in economic factors. The reinsurance transaction allows us to mitigate the impact of the cash surrender value floor on Jackson’s total adjusted capital, statutory required capital, and risk-based capital ratio, as well as to allow for more efficient economic hedging of the underlying risks of Jackson’s business.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but not required for interim reporting purposes, has been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024, (the "2023 Annual Report"). The condensed consolidated financial information as of December 31, 2023, included herein, has been derived from the audited Consolidated Financial Statements in the 2023 Annual Report.

Certain accounting policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in the Notes to Consolidated Financial Statements in the Company’s 2023 Annual Report.

In the opinion of management, these Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. All material intercompany accounts and transactions have been eliminated in consolidation.

With the establishment of Brooke Re in the first quarter of 2024, the Company’s hedging program was enhanced to align hedging instruments more closely with market risk benefit reserves which resulted in higher levels of interest rate hedging consistent with the economics of our business. In connection with this enhanced hedging approach, the Company reviewed its existing interest rate hedging instruments and determined that interest rate swaps that were historically used for duration management purposes should be recharacterized as supporting our hedging of variable annuity market risk benefits. Accordingly, effective January 1, 2024, the periodic settlements and change in settlement accruals on interest rate swaps will now be classified as non-operating and excluded from pretax adjusted operating earnings. Prior period amounts have not been adjusted for this prospective recharacterization with respect to interest rate swaps.

Additionally, to better represent the underlying performance of our business, we have made certain reclassifications between financial statement line items within the Condensed Consolidated Income Statement and our non-GAAP financial measure of pretax adjusted operating earnings. These reclassifications described below had no impact on Net Income or Adjusted Operating Earnings.

•Operating derivative income (loss) will no longer be shown as a separate line item within pretax adjusted operating earnings, and these amounts have been reclassified to net investment income. After recharacterizing the interest rate swaps described above, the only item remaining in operating derivatives was periodic settlements and change in settlement accruals on cross-currency swaps that are intended to hedge certain foreign denominated fixed maturity securities. This reclassification only applies to pretax adjusted operating earnings (non-GAAP).
•Interest costs related to portfolio leverage transactions (repurchase agreements, Federal Home Loan Bank short-term advances, and cash collateral costs) were reclassified from Interest Expense to Net Investment Income. This reclassification applies to Net Income (GAAP) and pretax adjusted operating earnings (non-GAAP).

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Business and Basis of Presentation
All prior period amounts have been conformed to the current period presentation for the reclassifications discussed above.

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

2. New Accounting Standards

Changes in Accounting Principles – Adopted in Current Year

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients for applying U.S. GAAP to contracts and other transactions affected by reference rate reform and was originally effective for contract modifications made between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” that defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform. The practical expedient allowed by this standard was elected and is being applied prospectively by the Company as reference rate reform has unfolded. The contracts modified to date met the criteria for the practical expedient and, therefore, had no material impact on the Company’s Condensed Consolidated Financial Statements. The Company will continue to evaluate the impact of reference rate reform on contract modifications and other transactions through December 31, 2024.

Changes in Accounting Principles – Issued but Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures”, which requires a public entity to disclose its significant segment expenses regularly provided to the chief operating decision maker (CODM) and the amount and composition of other segment items. It also requires a public entity to disclose the title and position of the CODM. The ASU allows a public entity to disclose multiple measurements of segment profit or loss if a CODM uses multiple measures to assess segment’s performance and allocate resources. This ASU also expands the current interim disclosure requirements to require that nearly all of the annual segment disclosures be made on an interim basis. The

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. New Accounting Standards
amendments in this ASU will be effective for the Company for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and are to be applied retrospectively. The Company is in the process of evaluating the impact of the new guidance and does not plan to early adopt.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements in this ASU will be effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted, and are to be applied on a prospective basis with the option to apply retrospectively. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

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

Retail Annuities

The Company’s Retail Annuities segment offers a variety of retirement income and savings products through its diverse suite of products, consisting primarily of variable annuities, fixed index annuities, fixed annuities, payout annuities, and registered index-linked annuities ("RILA"). These products are distributed through various wirehouses, insurance brokers and independent broker-dealers, as well as through banks and financial institutions.

The Company’s variable annuities represent an attractive option for retirees and soon-to-be retirees, providing access to equity market appreciation and add-on benefits, including guaranteed lifetime income. A fixed index annuity is designed for investors who desire principal protection with the opportunity to participate in capped upside investment returns linked to a reference market index. The Company also provides access to guaranteed lifetime income as an add-on benefit. A fixed annuity is a guaranteed product designed to build wealth without market exposure, through a crediting rate that is likely to be superior to interest rates offered by banks or money market funds. A RILA offers customers access to market returns through market index-linked investment options, subject to a cap, and offers a variety of features designed to modify or limit losses.

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

Segment Performance Measurement

Segment operating revenues and pretax adjusted operating earnings are non-GAAP financial measures that management believes are critical to the evaluation of the financial performance of the Company’s segments. The Company uses the same accounting policies and procedures to measure segment pretax adjusted operating earnings as used in its reporting of consolidated net income. Its primary measure is pretax adjusted operating earnings, which is defined as net income recorded in accordance with U.S. GAAP, excluding certain items that may be highly variable from period to period due to accounting treatment under U.S. GAAP, or that are non-recurring in nature, as well as certain other revenues and expenses that are not considered to drive underlying performance. Operating revenues and pretax adjusted operating earnings should not be used as a substitute for revenues and net income, respectively, as calculated in accordance with U.S. GAAP.

Pretax adjusted operating earnings equals net income adjusted to eliminate the impact of the items described in the following numbered paragraphs. These items are excluded from pretax adjusted operating earnings as they may vary significantly from period to period due to near-term market conditions and, therefore, are not directly comparable or reflective of the underlying performance of our business. We believe these exclusions provide investors a better picture of the drivers of our underlying performance.

1.Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) changes in the fair value of freestanding derivatives used to manage the risk associated with market risk benefits and other guaranteed benefit features, excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; (iii) the movements in reserves, market risk benefits, guaranteed benefit features accounted for as embedded derivative instruments, and related claims and benefit payments; (iv) amortization of the balance of unamortized deferred acquisition costs at the date of transition to current LDTI accounting guidance on January 1, 2021 associated with items excluded from pretax adjusted operating earnings prior to transition; and (v) the impact on the valuation of Guaranteed Benefits and Net Hedging Results arising from changes in underlying actuarial assumptions. We believe excluding these items removes the impact to both revenue and related expenses associated with Guaranteed Benefits and Net Hedging Results.

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

5.    Income taxes.

Set forth in the tables below is certain information with respect to the Company’s segments (in millions):

Three Months Ended March 31, 2024	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,083	$—	$112	$12	$1,207
Premiums	10	—	30	—	40
Net investment income	152	113	163	4	432
Other income	8	—	7	(14)	1
Total Operating Revenues	1,253	113	312	2	1,680

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	16	—	144	—	160
(Gain) loss from updating future policy benefits cash flow assumptions, net	1	—	8	—	9
Interest credited on other contract holder funds, net of deferrals and amortization	88	81	104	—	273
Interest expense	6	—	—	19	25
Operating costs and other expenses, net of deferrals	586	1	35	63	685
Amortization of deferred acquisition costs	137	—	2	—	139
Total Operating Benefits and Expenses	834	82	293	82	1,291

Pretax Adjusted Operating Earnings	$419	$31	$19	$(80)	$389

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Three Months Ended March 31, 2023	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$975	$—	$117	$13	$1,105
Premiums	4	—	23	—	27
Net investment income	115	86	167	18	386
Other income	9	—	4	2	15
Total Operating Revenues	1,103	86	311	33	1,533

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	(15)	—	163	—	148
(Gain) loss from updating future policy benefits cash flow assumptions, net	(2)	—	16	—	14
Interest credited on other contract holder funds, net of deferrals and amortization	98	76	111	—	285
Interest expense	6	—	—	22	28
Operating costs and other expenses, net of deferrals	522	1	39	54	616
Amortization of deferred acquisition costs	138	—	2	—	140
Total Operating Benefits and Expenses	747	77	331	76	1,231

Pretax Adjusted Operating Earnings	$356	$9	$(20)	$(43)	$302
Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income, between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson Financial and its subsidiaries to PPM, which were $19 million and $18 million for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the reconciling items from the non-GAAP measure of total operating revenues to the U.S. GAAP measure of total revenues attributable to the Company (in millions):

	Three Months Ended March 31,
	2024	2023
Total operating revenues	$1,680	$1,533
Fees attributed to guarantee benefit reserves	788	780
Net gains (losses) on derivatives and investments	(3,085)	(3,362)
Net investment income (loss) related to noncontrolling interests	7	1
Consolidated investments	18	(23)
Net investment income on funds withheld assets	270	307
Total revenues (1)	$(322)	$(764)
(1) Substantially all the Company's revenues originated in the U.S. There were no customers that, individually, generate revenues that exceeded 10% of total revenues.

The following table summarizes the reconciling items from the non-GAAP measure of total operating benefits and expenses to the U.S. GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Three Months Ended March 31,
	2024	2023
Total operating benefits and expenses	$1,291	$1,231
Net (gain) loss on market risk benefits	(2,718)	(174)
Benefits attributed to guaranteed benefit features	63	80
Amortization of DAC related to non-operating revenues and expenses	139	153
Total benefits and expenses	$(1,225)	$1,290

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
The following table summarizes the reconciling items, from the non-GAAP measure of pretax adjusted operating earnings to the U.S. GAAP measure of net income attributable to the Company (in millions):

	Three Months Ended March 31,
	2024	2023
Pretax adjusted operating earnings	$389	$302
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Fees attributable to guarantee benefit reserves	788	780
Net movement in freestanding derivatives	(2,576)	(2,512)
Market risk benefits gains (losses), net	2,718	174
Net reserve and embedded derivative movements	(364)	(189)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(139)	(153)
Total Guaranteed benefits and net hedging results	427	(1,900)
Net realized investment gains (losses)	(7)	(68)
Net realized investment gains (losses) on funds withheld assets	(201)	(673)
Net investment income on funds withheld assets	270	307
Other items	18	(23)
Pretax income (loss) attributable to Jackson Financial Inc.	896	(2,055)
Income tax expense (benefit)	101	(558)
Net income (loss) attributable to Jackson Financial Inc.	795	(1,497)
Dividends on preferred stock	11	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$784	$(1,497)

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

Debt Securities

The following table sets forth the composition of the fair value of debt securities at March 31, 2024 and December 31, 2023, classified by rating categories as assigned by a nationally recognized statistical rating organization (a “rating agency”), the National Association of Insurance Commissioners (“NAIC”), or if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by a rating agency when rating agencies ratings are not equivalent and, for purposes of the table, if not otherwise rated by a rating agency, the NAIC rating of a security is converted to an equivalent rating agency rating. At March 31, 2024 and December 31, 2023, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $389 million and $486 million, respectively.

	Percent of Total Debt Securities Carrying Value
	March 31, 2024	December 31, 2023
Investment Rating
U.S. government securities	9.4%	10.1%
AAA	6.6%	6.5%
AA	9.4%	9.0%
A	31.5%	31.5%
BBB	36.0%	35.9%
Investment grade	92.9%	93.0%
BB	3.6%	3.5%
B and below	3.5%	3.5%
Below investment grade	7.1%	7.0%
Total debt securities	100.0%	100.0%

At March 31, 2024 and December 31, 2023, the total carrying value of debt securities in an unrealized loss position consisted of:

	March 31, 2024	December 31, 2023
Investment grade securities	77%	77%
Below investment grade securities	2%	2%
Not rated securities	21%	21%

Unrealized losses on debt securities that were below investment grade or not rated were approximately 21% and 21% of the aggregate gross unrealized losses on available-for-sale debt securities at March 31, 2024 and December 31, 2023, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Corporate securities in an unrealized loss position were diversified across industries as follows (in millions, except percentages):

	March 31, 2024	December 31, 2023
Industries accounting for the largest percentage of corporate gross unrealized losses:
Utility	17%	17%
Financial Services	13%	14%
Largest unrealized loss related to a single corporate obligor	$52	$50

At March 31, 2024 and December 31, 2023, the amortized cost, allowance for credit loss ("ACL"), gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
March 31, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,872	$—	$1	$907	$3,966
Other government securities	1,615	—	—	242	1,373
Public utilities	5,550	—	31	563	5,018
Corporate securities	28,258	13	136	2,704	25,677
Residential mortgage-backed	409	6	11	60	354
Commercial mortgage-backed	1,601	—	2	126	1,477
Other asset-backed securities	4,817	1	7	272	4,551
Total debt securities	$47,122	$20	$188	$4,874	$42,416

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2023	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$5,154	$—	$3	$845	$4,312
Other government securities	1,622	—	1	221	1,402
Public utilities	5,598	—	42	513	5,127
Corporate securities	27,870	15	194	2,572	25,477
Residential mortgage-backed	422	6	12	53	375
Commercial mortgage-backed	1,569	—	1	147	1,423
Other asset-backed securities	4,830	—	6	309	4,527
Total debt securities	$47,065	$21	$259	$4,660	$42,643

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at March 31, 2024, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$2,878	$—	$—	$24	$2,854
Due after 1 year through 5 years	10,150	10	31	288	9,883
Due after 5 years through 10 years	11,808	3	70	1,010	10,865
Due after 10 years through 20 years	8,582	—	57	1,402	7,237
Due after 20 years	6,877	—	10	1,692	5,195
Residential mortgage-backed	409	6	11	60	354
Commercial mortgage-backed	1,601	—	2	126	1,477
Other asset-backed securities	4,817	1	7	272	4,551
Total	$47,122	$20	$188	$4,874	$42,416
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

As required by law in various states in which business is conducted, securities with a carrying value of $88 million and $91 million at March 31, 2024 and December 31, 2023, respectively, were on deposit with regulatory authorities.

Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans, as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
March 31, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$163	$3	$1	$18	$143
Alt-A	77	3	5	27	52
Subprime	6	—	4	—	10
Total non-agency RMBS	$246	$6	$10	$45	$205

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2023	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$164	$2	$1	$19	$144
Alt-A	71	3	5	20	53
Subprime	7	1	4	—	10
Total non-agency RMBS	$242	$6	$10	$39	$207

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	March 31, 2024			December 31, 2023
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$58	$969	17	$52	$306	11
Other government securities	1	64	12	1	51	9
Public utilities	14	414	54	11	287	32
Corporate securities	82	2,625	386	50	1,331	227
Residential mortgage-backed	2	43	45	2	48	45
Commercial mortgage-backed	—	33	6	—	46	6
Other asset-backed securities	31	645	53	27	707	55
Total temporarily impaired securities	$188	$4,793	573	$143	$2,776	385

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$849	$2,714	24	$793	$2,774	23
Other government securities	241	1,282	150	220	1,301	151
Public utilities	549	3,904	484	502	4,105	491
Corporate securities	2,622	16,328	2,108	2,522	17,457	2,207
Residential mortgage-backed	58	248	225	51	251	219
Commercial mortgage-backed	126	1,315	177	147	1,294	177
Other asset-backed securities	241	2,763	357	282	3,141	427
Total temporarily impaired securities	$4,686	$28,554	3,525	$4,517	$30,323	3,695

	Total			Total
	Gross			Gross
	Unrealized	Fair	# of	Unrealized	Fair	# of
	Losses	Value	securities (1)	Losses	Value	securities (1)
U.S. government securities	$907	$3,683	36	$845	$3,080	30
Other government securities	242	1,346	160	221	1,352	157
Public utilities	563	4,318	521	513	4,392	513
Corporate securities	2,704	18,953	2,394	2,572	18,788	2,355
Residential mortgage-backed	60	291	267	53	299	262
Commercial mortgage-backed	126	1,348	181	147	1,340	182
Other asset-backed securities	272	3,408	402	309	3,848	469
Total temporarily impaired securities	$4,874	$33,347	3,961	$4,660	$33,099	3,968
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of March 31, 2024 did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As of March 31, 2024, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. As described below, the Company performed analyses of the financial performance of the underlying issues in an unrealized loss position and determined that recovery of the entire amortized cost of each impaired security is expected.

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest of nil and nil was written off during the three months ended March 31, 2024, and 2023, respectively.

The roll-forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

Three Months Ended March 31, 2024	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2024	$—	$—	$—	$15	$6	$—	$—	$21
Additions for which credit loss was not previously recorded	—	—	—	—	—	—	1	1
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	—	—
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	(2)	—	—	—	(2)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at March 31, 2024 (2)	$—	$—	$—	$13	$6	$—	$1	$20

Three Months Ended March 31, 2023	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2023	$—	$2	$—	$15	$6	$—	$—	$23
Additions for which credit loss was not previously recorded	—	—	—	32	—	—	—	32
Changes for securities with previously recorded credit loss	—	1	—	—	—	—	—	1
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	(9)	(1)	—	—	(10)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	(17)	—	—	—	(17)
Balance at March 31, 2023 (2)	$—	$3	$—	$21	$5	$—	$—	$29

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $403 million and $413 million as of March 31, 2024 and 2023, respectively, and was excluded from the determination of credit losses for the three months ended March 31, 2024, and 2023.

Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Debt securities (1)	$404	$382
Equity securities	2	(10)
Mortgage loans	83	76
Policy loans	17	17
Limited partnerships	41	37
Other investment income	39	28
Total investment income excluding funds withheld assets	586	530
Investment expenses (2)	(122)	(130)
Net investment income excluding funds withheld assets	464	400
Net investment income on funds withheld assets (see Note 8)	270	307
Net investment income	$734	$707
(1) Includes changes in fair value gains (losses) on trading securities and includes $25 million and $27 million for the three months ended March 31, 2024, and 2023, respectively, related to the change in fair value for securities carried under the fair value option.
(2) In the first quarter of 2024, interest costs principally associated with repurchase agreements and cash collateral were reclassified from interest expense to net investment income. All prior period amounts have been conformed to current period presentation.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $7 million and $(14) million, for the three months ended March 31, 2024 and 2023, respectively.

Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended March 31,
	2024	2023
Available-for-sale securities
Realized gains on sale	$13	$4
Realized losses on sale	(81)	(25)
Credit loss income (expense)	—	(11)
Credit loss income (expense) on mortgage loans	(4)	(47)
Other (1)	65	11
Net gains (losses) excluding derivatives and funds withheld assets	(7)	(68)
Net gains (losses) on derivative instruments (see Note 5)	(2,885)	(2,658)
Net gains (losses) on derivatives and investments	(2,892)	(2,726)

Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	(201)	(673)
Total net gains (losses) on derivatives and investments	$(3,093)	$(3,399)

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

The aggregate fair value of securities sold at a loss for the three months ended March 31, 2024 and 2023 was $1,270 million and $1,797 million, which was approximately 93% and 97% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $1.7 billion and $2.1 billion during the three months ended March 31, 2024 and 2023, respectively.

Consolidated Variable Interest Entities ("VIEs")

The Company concluded that the following entities are VIEs and that the Company is the primary beneficiary as it has both the power to direct the most significant activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In each case, the Company’s exposure to loss is limited to the capital invested plus, in the cases of the limited liability companies ("LLCs") and the Private Equity Funds, unfunded capital commitments.

•The Company funds affiliated LLCs to facilitate the issuance of collateralized loan obligations ("CLOs"). In December 2023, a consolidated CLO expanded its issuance by $97 million, net of the Company’s holding, which was not reflected in the Company's Consolidated Balance Sheet as of December 31, 2023 due to the reporting lag. In March 2024, a new consolidated CLO was created. It has total assets of $37 million net of the Company’s holding, which was not reflected in the Company’s Consolidated Balance Sheet as of March 31, 2024 due to the reporting lag. The inclusion of these additional issuances would not materially impact the financial position of the Company due to the offsetting changes to assets and liabilities.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Asset and liability information for the consolidated VIEs included on the Condensed Consolidated Balance Sheets are as follows (in millions):

	March 31, 2024	December 31, 2023
Assets
Debt securities, at fair value under fair value option	$2,165	$2,037
Debt securities, trading	70	68
Equity securities	6	7
Other invested assets	443	396
Cash and cash equivalents	113	93
Other assets	52	49
Total assets	$2,849	$2,650

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$2,068	$1,988
Other liabilities	127	98
Total other liabilities	2,195	2,086
Securities lending payable	2	2
Total liabilities	$2,197	$2,088

Equity
Noncontrolling interests	$187	$164

Unconsolidated VIEs

The Company has concluded the following entities are VIEs but does not consolidate them. Based on analysis of the limited partnerships ("LPs"), LLCs and the mutual funds, the Company is not the primary beneficiary of the VIE because the Company lacks the power to direct the activities of the VIE that most significantly impact the VIE's performance or lacks the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities, or both.

•The Company invests in certain LPs and LLCs. The carrying amounts of the Company’s investments in these LPs and LLCs are recognized in other invested assets on the Condensed Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 16 of the Notes to Condensed Consolidated Financial Statements. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to the LPs/LLCs, which was $2,578 million and $2,576 million as of March 31, 2024 and December 31, 2023, respectively. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

•The Company invests in certain mutual funds. Mutual funds are recognized in equity securities on the Condensed Consolidated Balance Sheets and were $22 million and $21 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

Commercial and Residential Mortgage Loans

The following table shows commercial mortgage loans, residential mortgage loans, and the respective accrued interest thereon at March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024	December 31, 2023
Commercial mortgage loans (1)	$9,407	$9,562
Accrued interest receivable on commercial mortgage loans	40	39
Residential mortgage loans (2)	947	1,001
Accrued interest receivable on residential mortgage loans	7	7
(1) Net of an allowance for credit losses of $158 million and $160 million at each date, respectively.
(2) Net of an allowance for credit losses of $4 million and $5 million at each date, respectively.

At March 31, 2024, commercial mortgage loans were collateralized by properties located in 36 states, the District of Columbia, and Europe, while residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table provides the change in the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended March 31, 2024	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2024	$31	$5	$79	$28	$17	$5	$165
Charge offs, net of recoveries	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—
Provision (release)	2	1	(6)	—	1	(1)	(3)
Balance at March 31, 2024 (1)	$33	$6	$73	$28	$18	$4	$162

Three Months Ended March 31, 2023	Apartment	Hotel	Office	Retail	Warehouse	Residential Mortgage	Total
Balance at January 1, 2023	$18	$20	$15	$22	$16	$4	$95
Charge offs, net of recoveries	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—
Provision (release)	2	(1)	52	—	(5)	3	51
Balance at March 31, 2023 (1)	$20	$19	$67	$22	$11	$7	$146

(1) Accrued interest receivable totaled $47 million and $47 million as of March 31, 2024 and 2023, respectively, and was excluded from the determination of credit losses.
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment. No accrued interest was written off as of March 31, 2024 and 2023, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.
The following table provides information about our impaired residential mortgage loans (in millions):

	March 31, 2024	December 31, 2023
Recorded investment	$23	$24
Unpaid principal balance	26	27
Related loan allowance	1	1
Average recorded investment	21	19
Investment income recognized	—	1

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following tables provide information about the credit quality with vintage year and category of mortgage loans (dollars in millions):

	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$86	$660	$800	$903	$590	$5,432	$4	$8,475	90%
70% - 80%	—	24	99	313	121	102	—	659	7%
80% - 100%	—	—	25	—	—	133	—	158	2%
Greater than 100%	—	—	38	26	27	24	—	115	1%
Total commercial mortgage loans	86	684	962	1,242	738	5,691	4	9,407	100%

Debt service coverage ratios:
Greater than 1.20x	86	547	611	881	669	5,377	4	8,175	87%
1.00x - 1.20x	—	129	276	361	69	215	—	1,050	11%
Less than 1.00x	—	8	75	—	—	99	—	182	2%
Total commercial mortgage loans	86	684	962	1,242	738	5,691	4	9,407	100%

Residential mortgage loans
Performing	14	193	94	144	34	368	—	847	89%
Nonperforming	—	3	51	10	7	29	—	100	11%
Total residential mortgage loans	14	196	145	154	41	397	—	947	100%

Total mortgage loans	$100	$880	$1,107	$1,396	$779	$6,088	$4	$10,354	100%

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$659	$800	$937	$653	$1,251	$4,300	$4	$8,604	90%
70% - 80%	24	138	325	122	61	41	—	711	7%
80% - 100%	—	25	—	37	41	93	—	196	2%
Greater than 100%	—	—	26	—	22	3	—	51	1%
Total commercial mortgage loans	683	963	1,288	812	1,375	4,437	4	9,562	100%

Debt service coverage ratios:
Greater than 1.20x	546	611	932	667	1,302	4,189	4	8,251	86%
1.00x - 1.20x	129	277	356	145	30	191	—	1,128	12%
Less than 1.00x	8	75	—	—	43	57	—	183	2%
Total commercial mortgage loans	683	963	1,288	812	1,375	4,437	4	9,562	100%

Residential mortgage loans
Performing	193	136	155	36	30	361	—	911	91%
Nonperforming	3	41	10	7	3	26	—	90	9%
Total residential mortgage loans	196	177	165	43	33	387	—	1,001	100%

Total mortgage loans	$879	$1,140	$1,453	$855	$1,408	$4,824	$4	$10,563	100%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

	March 31, 2024
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,077	$—	$—	$—	$3,077
Hotel	870	—	—	—	870
Office	1,394	43	—	—	1,437
Retail	2,001	—	—	—	2,001
Warehouse	2,022	—	—	—	2,022
Total commercial	9,364	43	—	—	9,407
Residential (2)	847	—	77	23	947
Total	$10,211	$43	$77	$23	$10,354

	December 31, 2023
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$3,213	$—	$—	$—	$3,213
Hotel	870	—	—	—	870
Office	1,440	—	—	—	1,440
Retail	1,992	—	—	—	1,992
Warehouse	2,047	—	—	—	2,047
Total commercial	9,562	—	—	—	9,562
Residential (2)	911	—	66	24	1,001
Total	$10,473	$—	$66	$24	$10,563
(1)     At March 31, 2024 and December 31, 2023, includes mezzanine and bridge loans of $382 million and $391 million in the Apartment category, $22 million and $21 million in the Hotel category, $168 million and $171 million in the Office category, $32 million and $32 million in the Retail category, and $315 million and $312 million in the Warehouse category, respectively.
(2)    At March 31, 2024 and December 31, 2023, includes $23 million and $22 million of loans purchased when the loans were greater than 90 days delinquent and $4 million and $5 million of loans in process of foreclosure, are supported with insurance or other guarantees provided by various governmental programs, respectively.

The following table provides information about the mortgage loans modified during the periods indicated to borrowers experiencing financial difficulty (dollars in millions):

	Term Extension
	Amortized Cost Basis	Percent of Total Class
March 31, 2024
Commercial mortgage loans	$27	0.28%

March 31, 2023
Commercial mortgage loans	$—	—%
The following table describes the financial effect of the modifications made to the loans noted above:

Term Extension
Financial Effect
March 31, 2024
Commercial mortgage loans	Granted extension of term for three-years and rate converted from variable to 4% fixed.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in millions):

	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
March 31, 2024
Commercial mortgage loans	$43	$—	$—

March 31, 2023
Commercial mortgage loans	$—	$—	$—

As of March 31, 2024 and 2023, stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $19 million and $4 million, respectively.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At March 31, 2024 and December 31, 2023, $3.4 billion and $3.5 billion of these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At March 31, 2024 and December 31, 2023, the Company had $0.9 billion and $0.9 billion, respectively, of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Other Invested Assets

Other invested assets primarily include investments in Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock, limited partnerships (“LPs”), and real estate. FHLBI capital stock is carried at cost and adjusted for any impairment. At March 31, 2024 and December 31, 2023, FHLB capital stock had a carrying value of $127 million and $108 million, respectively. Real estate is carried at the lower of depreciated cost or fair value and real estate occupied by the Company is carried at depreciated cost. At March 31, 2024 and December 31, 2023, real estate totaling $226 million and $226 million, respectively, included foreclosed properties with a book value of $7 million and $6 million at March 31, 2024 and December 31, 2023, respectively. Carrying values for LP investments are generally determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At March 31, 2024 and December 31, 2023, investments in LPs had carrying values of $2.2 billion and $2.1 billion, respectively.

Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of March 31, 2024 and December 31, 2023, the estimated fair value of loaned securities was $20 million and $19 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At March 31, 2024 and December 31, 2023, cash collateral received in the amount of $21 million and $19 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Condensed Consolidated Balance Sheets.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
At March 31, 2024 and December 31, 2023, the outstanding repurchase agreement balance was $1.8 billion and nil, collateralized with U.S. Treasury securities and corporate securities of $1.8 billion and nil maturing within 30 days, and was included within repurchase agreements and securities lending payable in the Condensed Consolidated Balance Sheets.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $19 million and $8 million for the three months ended March 31, 2024, and 2023, respectively, and is included within net investment income.

Collateral Upgrade Transactions

During the three months ended March 31, 2024, Jackson executed certain paired repurchase and reverse repurchase transactions (“collateral upgrade” transactions) totaling $1.5 billion pursuant to master repurchase agreements with participating bank counterparties. Under these collateral upgrade transactions, the Company lends securities (e.g., corporate debt securities or other securities agreed upon between the parties) to bank counterparties in exchange for U.S. Treasury securities that the Company then uses to provide as collateral. The paired repurchase and reverse repurchase transactions are settled on a net basis in accordance with master netting agreements. As a result, there was no cash exchanged at initiation of these agreements. The paired transactions are reported net within the Condensed Consolidated Balance Sheets. These transactions do not have a stated maturity and require at least 150-days' notice prior to termination of the transaction.

At March 31, 2024 and December 31, 2023, the fair value of the U.S. treasuries received was $1.5 billion and nil, collateralized with corporate securities with a fair value of $1.6 billion and nil. Subsequently, the Company provided these U.S. Treasury securities as collateral for derivative trades and they are included as part of the derivative collateral disclosures.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Gross interest income of $12 million and nil and gross interest expense of $13 million and nil for the three months ended March 31, 2024, and 2023, respectively, are included within net investment income.

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

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	March 31, 2024
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,665	$95	$140	$(45)
Equity index futures (2)	23,931	—	—	—
Equity index put options	11,000	55	—	55
Interest rate swaps	6,228	5	188	(183)
Put-swaptions	10,000	—	910	(910)
Interest rate futures (2)	37,433	—	—	—
Total return swaps	1,766	—	26	(26)
Total freestanding derivatives	92,023	155	1,264	(1,109)
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	865	(865)
Registered index linked annuity embedded derivatives (3)	N/A	—	1,703	(1,703)
Total embedded derivatives	N/A	—	2,568	(2,568)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	15	1	14
Cross-currency forwards	1,453	43	23	20
Funds withheld embedded derivative (4)	N/A	2,496	—	2,496
Total derivatives related to funds withheld under reinsurance treaties	1,611	2,554	24	2,530
Total	$93,634	$2,709	$3,856	$(1,147)

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
(4) Included within funds withheld payable under reinsurance treaties on the Condensed Consolidated Balance Sheets.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments

	December 31, 2023
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,665	$123	$116	$7
Equity index futures (2)	24,739	—	—	—
Equity index put options	26,000	59	—	59
Interest rate swaps	6,228	5	132	(127)
Put-swaptions	23,500	153	905	(752)
Interest rate futures (2)	33,926	—	—	—
Total return swaps	1,599	1	23	(22)
Total freestanding derivatives	117,657	341	1,176	(835)
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	866	(866)
Registered index linked annuity embedded derivatives (3)	N/A	—	1,224	(1,224)
Total embedded derivatives	N/A	—	2,090	(2,090)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	14	1	13
Cross-currency forwards	1,410	35	33	2
Funds withheld embedded derivative (4)	N/A	2,468	—	2,468
Total derivatives related to funds withheld under reinsurance treaties	1,568	2,517	34	2,483
Total	$119,225	$2,858	$3,300	$(442)

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Three Months Ended March 31,
	2024	2023
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$(59)	$(26)
Equity index call options	—	(164)
Equity index futures	(903)	(1,885)
Equity index put options	(114)	(762)
Interest rate swaps	(74)	66
Interest rate swaps - cleared	—	16
Put-swaptions	(477)	573
Interest rate futures	(810)	(306)
Total return swaps	(147)	(61)
Fixed index annuity embedded derivatives	(1)	(2)
Registered index linked annuity embedded derivatives	(300)	(107)
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	(2,885)	(2,658)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	1	1
Cross-currency forwards	13	(10)
Funds withheld embedded derivative	29	(370)
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	43	(379)
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$(2,842)	$(3,037)

All the Company’s trade agreements for freestanding, over-the-counter derivatives, contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit. At March 31, 2024 and December 31, 2023, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $108 million and $117 million, respectively, and held collateral was $92 million and $841 million, respectively, related to these agreements. At March 31, 2024 and December 31, 2023, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $1,183 million and $937 million, respectively, and provided collateral was $1,382 million and $751 million, respectively, related to these agreements. If all the downgrade provisions had been triggered at March 31, 2024 and December 31, 2023, in aggregate, the Company would have had to disburse nil and $910 million, respectively, and would have been allowed to claim $215 million and nil, respectively.

The Company pledged collateral of $2,294 million and $2,616 million as of March 31, 2024 and December 31, 2023, respectively, for initial margin related to uncleared margin for over-the-counter derivatives and exchange-traded futures. Variation margin on exchange traded futures is settled through the netting of cash paid/received for variation margin against the fair value of the trades.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	March 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative assets	$213	$—	$213	$105	$91	$—	$17
Financial Liabilities:
Freestanding derivative liabilities	$1,288	$—	$1,288	$105	$—	$1,182	$1
Securities loaned	21	—	21	—	21	—	—
Repurchase agreements	1,799	—	1,799	—	—	1,799	—
Repurchase agreements - collateral upgrade	1,498	(1,498)	—	—	—	—	—
Total financial liabilities	$4,606	$(1,498)	$3,108	$105	$21	$2,981	$1

(1) Represents the amount that could be offset under master netting or similar arrangements that management elects not to offset on the Condensed Consolidated Balance Sheets.
(2) Excludes initial margin amounts for exchange-traded derivatives.

	December 31, 2023
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

In the above tables, the amounts of assets or liabilities presented in the Company’s Condensed Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative liabilities of $2,568 million and $2,090 million as of March 31, 2024 and December 31, 2023, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative asset (liability) of $2,496 million and $2,468 million at March 31, 2024 and December 31, 2023.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
6. Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$42,416	$42,416	$42,643	$42,643
Equity securities	222	222	394	394
Mortgage loans (1)	10,354	9,737	10,563	9,994
Limited partnerships	2,227	2,227	2,132	2,132
Policy loans (1)	4,386	4,386	4,399	4,399
Freestanding derivative instruments	213	213	390	390
FHLBI capital stock	127	127	108	108
Cash and cash equivalents	2,542	2,542	2,688	2,688
Reinsurance recoverable on market risk benefits	126	126	149	149
Market risk benefit assets	8,025	8,025	6,737	6,737
Separate account assets	230,773	230,773	219,656	219,656

Liabilities
Annuity reserves (2)	35,630	34,271	35,251	33,678
Market risk benefit liabilities	3,843	3,843	4,785	4,785
Reserves for guaranteed investment contracts (3)	640	616	700	674
Trust instruments supported by funding agreements (3)	5,185	5,007	5,756	5,601
FHLB funding agreements (3)	2,000	1,822	1,950	1,893
Funds withheld payable under reinsurance treaties (1)	19,244	19,244	19,952	19,952
Long-term debt	2,033	1,829	2,037	1,851
Securities lending payable	21	21	19	19
Freestanding derivative instruments	1,288	1,288	1,210	1,210
Notes issued by consolidated VIEs	2,068	2,068	1,988	1,988
Repurchase agreements	1,799	1,799	—	—
FHLB advances	—	—	250	250
Separate account liabilities	230,773	230,773	219,656	219,656

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

For those securities that were internally valued at March 31, 2024 and December 31, 2023, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, are generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally, are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at March 31, 2024 and December 31, 2023. As a result of using the net asset value per share practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Separate Account Assets

Separate account assets are comprised of investments in mutual funds that transact regularly, but do not trade in active markets as they are not publicly available and are categorized as Level 2 assets.

Market Risk Benefits

Variable Annuities

Variable annuity contracts issued by the Company may include various guaranteed minimum death, withdrawal, income and accumulation benefits, which are classified as market risk benefits ("MRBs") and measured at fair value.

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

The fair value of variable annuity guaranteed benefit features classified as MRBs, which have explicit fees, are measured using the attributed fee method as the difference between the present value of projected future liabilities and the present value of projected attributed fees. At the inception of the contract, the Company attributes to the MRB a portion of total fees expected to be assessed against the contract holder's account value to offset the projected claims over the lifetime of the contract. The attributed fee is expressed as a percentage of total projected future fees at inception of the contract. This percentage of total projected fees is considered a fixed term of the MRB feature and is held static over the life of the contract. This percentage may not exceed 100% of the total projected contract fees as of contract inception. As the Company may issue contracts that have projected future liabilities greater than the projected future guaranteed benefit fees at issue, the Company may also attribute mortality and expense charges when performing this calculation. The percentage of guaranteed benefit fees and the percentage of mortality and expense charges may not exceed 100% of the total projected fees as of contract inception. In subsequent valuations, both the present value of future projected liabilities and the present value of projected attributed fees are remeasured based on current market conditions and policyholder behavior assumptions.

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

See Note 12 - Market Risk Benefits of the Notes to Condensed Consolidated Financial Statements for more information regarding MRBs.

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

Fair Value Option

The Company elected the fair value option for debt securities related to certain consolidated investments totaling $2,165 million and $2,037 million at March 31, 2024 and December 31, 2023, respectively. These debt securities are reflected on the Company’s Condensed Consolidated Balance Sheets as debt securities, at fair value under the fair value option.

The Company has elected the fair value option for certain funds withheld assets, which are held as collateral for reinsurance, totaling $3,994 million and $4,054 million at March 31, 2024 and December 31, 2023, respectively, as discussed above, and includes mortgage loans as discussed below.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

	March 31,	December 31,
	2024	2023
Fair value	$455	$481
Aggregate contractual principal	467	491

As of March 31, 2024, no loans in good standing for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

The Company elected the fair value option for notes issued by consolidated VIEs totaling $2,068 million and $1,988 million at March 31, 2024 and December 31, 2023, respectively.

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Condensed Consolidated Financial Statements.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$3,966	$3,966	$—	$—
Other government securities	1,373	—	1,221	152
Public utilities	5,018	—	4,974	44
Corporate securities	25,677	—	25,583	94
Residential mortgage-backed	354	—	354	—
Commercial mortgage-backed	1,477	—	1,477	—
Other asset-backed securities	4,551	—	3,563	988
Equity securities	222	—	214	8
Mortgage loans	455	—	—	455
Limited partnerships (1)	137	—	—	137
Policy loans	3,448	—	—	3,448
Freestanding derivative instruments	213	—	213	—
Cash and cash equivalents	2,542	2,542	—	—
Reinsurance recoverable on market risk benefits	126	—	—	126
Market risk benefit assets	8,025	—	—	8,025
Separate account assets	230,773	—	230,773	—
Total	$288,357	$6,508	$268,372	$13,477

Liabilities
Embedded derivative liabilities (2)	$2,568	$—	$2,568	$—
Funds withheld payable under reinsurance treaties (3)	1,122	—	—	1,122
Freestanding derivative instruments	1,288	—	1,288	—
Notes issued by consolidated VIEs	2,068	—	2,068	—
Market risk benefit liabilities	3,843	—	—	3,843
Total	$10,889	$—	$5,924	$4,965

(1) Excludes $2,090 million of limited partnership investments measured at NAV.

(2) Includes the embedded derivative liabilities of $1,703 million related to RILA and $865 million liability of fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $2,496 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

(2) Includes the embedded derivative liabilities of $1,224 million related to RILA and $866 million of fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $2,468 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	March 31, 2024
Assets	Total	Internal	External
Debt securities:
Other government securities	$152	$—	$152
Public utilities	44	44	—
Corporate	94	—	94
Other asset-backed securities	988	44	944
Equity securities	8	1	7
Mortgage loans	455	—	455
Limited partnerships	137	1	136
Policy loans	3,448	3,448	—
Reinsurance recoverable on market risk benefits	126	126	—
Market risk benefit assets	8,025	8,025	—
Total	$13,477	$11,689	$1,788

Liabilities
Funds withheld payable under reinsurance treaties (1)	1,122	1,122	—
Market risk benefit liabilities	3,843	3,843	—
Total	$4,965	$4,965	$—

(1) Includes the Athene Embedded Derivative asset of $2,496 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on internally-priced Level 3 assets and liabilities that use significant unobservable inputs (in millions):

As of March 31, 2024
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$126	Discounted cash flow	Mortality(1)	0.01% - 20.71%	Increase
			Lapse(2)	1.47% - 8.55%	Increase
			Utilization(3)	0.00% - 50.00%	Decrease
			Withdrawal(4)	47.50% - 50.00%	Decrease
			Non-performance risk adjustment(5)	0.21% - 1.39%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Market risk benefit assets	$8,025	Discounted cash flow	Mortality(1)	0.01% - 23.46%	Increase
			Lapse(2)	0.05% - 37.06%	Increase
			Utilization(3)	0.00% - 100.00%	Decrease
			Withdrawal(4)	11.25% - 100.00%	Decrease
			Non-performance risk adjustment(5)	1.15% - 1.94%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Liabilities
Market risk benefit liabilities	$3,843	Discounted cash flow	Mortality(1)	0.01% - 23.46%	Decrease
			Lapse(2)	0.05% - 37.06%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	11.25% - 100.00%	Increase
			Non-performance risk adjustment(5)	1.15% - 1.94%	Decrease
			Long-term Equity Volatility(6)	18.50%	Increase

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

At March 31, 2024 and December 31, 2023, securities of $90 million and $93 million, respectively, are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The tables below provide roll-forwards for the three months ended March 31, 2024, and 2023 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	March 31,
Three Months Ended March 31, 2024		2024	(Loss)	Income (Loss)	Settlements	Level 3	2024
Assets
	Debt securities
	Other government securities	$150	$—	$2	$—	$—	$152
	Public utilities	41	—	—	3	—	44
	Corporate securities	83	—	—	5	6	94
	Other asset-backed securities	975	(1)	—	14	—	988
	Equity securities	8	—	—	—	—	8
	Mortgage loans	481	(2)	—	(24)	—	455
	Limited partnerships	135	2	—	—	—	137
	Policy loans	3,457	29	—	(38)	—	3,448
	Reinsurance recoverable on market risk benefits	149	(23)	—	—	—	126
	Market risk benefit assets	6,737	1,288	—	—	—	8,025

Liabilities
	Funds withheld payable under reinsurance treaties	(1,158)	(1)	—	37	—	(1,122)
	Market risk benefit liabilities	(4,785)	1,452	(510)	—	—	(3,843)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	March 31,
Three Months Ended March 31, 2023		2023	(Loss)	Income (Loss)	Settlements	Level 3	2023
Assets
	Debt securities
	Corporate securities	$56	$—	$(1)	$(3)	$(26)	$26
	Equity securities	122	(10)	—	(1)	—	111
	Mortgage loans	582	(2)	—	(100)	—	480
	Limited partnerships	440	4	—	11	(7)	448
	Policy loans	3,419	29	—	(21)	—	3,427
	Reinsurance recoverable on market risk benefits	221	17	—	—	—	238
	Market risk benefit assets	4,865	339	—	—	—	5,204

Liabilities
	Funds withheld payable under reinsurance treaties	(424)	(399)	—	20	—	(803)
	Market risk benefit liabilities	(5,662)	(182)	284	—	—	(5,560)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

The components of the amounts included in purchases, sales, issuances and settlements for the three months ended March 31, 2024, and 2023 shown above are as follows (in millions):

Three Months Ended March 31, 2024	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Public utilities	$3	$—	$—	$—	$3
Corporate securities	13	(8)	—	—	5
Other asset-backed securities	74	(60)	—	—	14
Equity securities	—	—	—	—	—
Mortgage loans	48	(72)	—	—	(24)
Policy loans	—	—	63	(101)	(38)
Total	$138	$(140)	$63	$(101)	$(40)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(160)	$197	$37

Three Months Ended March 31, 2023	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$1	$(4)	$—	$—	$(3)
Equity securities	—	(1)	—	—	(1)
Mortgage loans	36	(136)	—	—	(100)
Limited partnerships	18	(7)	—	—	11
Policy loans	—	—	35	(56)	(21)
Total	$55	$(148)	$35	$(56)	$(114)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(35)	$55	$20
For the three months ended March 31, 2024, transfers from Level 3 to Level 2 of the fair value hierarchy were $9 million, transfers from Level 2 to Level 3 were $15 million.

For the three months ended March 31, 2023, transfers from Level 3 to Level 2 of the fair value hierarchy were $37 million, transfers from Level 2 to Level 3 were $11 million, and transfers from Level 3 to NAV were $7 million .

During 2023, management determined that the fair value measurements for certain securities, primarily comprised of asset-backed and other debt securities included in funds withheld accounts, which were classified as Level 2 measurements within the fair value hierarchy in prior reporting periods, should be classified as Level 3 fair value measurements. The fair value of these securities is primarily obtained from external sources which may use unobservable inputs, proprietary inputs and models, or inputs or values that cannot be corroborated by market transactions and should be classified as externally priced Level 3 fair value measurements. The 2023 Fair Value on a Recurring Basis table and the Level 3 Assets and Liabilities by Price Source table reflect this change in classification. In the fourth quarter of 2023, securities totaling $1,336 million, that were previously reported as Level 3 were included in “Transfers in and/or (out of) Level 3”. For the three months ended March 31, 2023, the Level 3 Rollforward table and the Level 3 Purchases, Sales, Issuances, and Settlements tables are shown as previously reported and do not reflect this change in classification. The change in classification did not change the fair value of these securities and did not impact the Condensed Consolidated Balance Sheets or Condensed Consolidated Income Statements.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The portion of gains (losses) included in net income (loss) or OCI attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Three Months Ended March 31,
	2024		2023
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Other government securities	$—	$2	$—	$—
Corporate securities	(1)	—	—	(1)
Other asset-backed securities	(1)	—	—	—
Equity securities	—	—	(10)	—
Mortgage loans	(2)	—	(2)	—
Limited partnerships	—	—	10	—
Policy loans	29	—	29	—
Reinsurance recoverable on market risk benefits	(23)	—	17	—
Market risk benefit assets	1,288	—	339	—

Liabilities
Funds withheld payable under reinsurance treaties	(1)	—	(399)	—
Market risk benefit liabilities	1,452	(510)	(182)	284

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Fair Value of Financial Instruments Carried at Other Than Fair Value

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions):

	March 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$9,899	$9,282	$—	$—	$9,282
Policy loans	938	938	—	—	938
FHLBI capital stock	127	127	127	—	—

Liabilities
Annuity reserves (1)	$33,062	$31,703	$—	$—	$31,703
Reserves for guaranteed investment contracts (2)	640	616	—	—	616
Trust instruments supported by funding agreements (2)	5,185	5,007	—	—	5,007
FHLB funding agreements (2)	2,000	1,822	—	—	1,822
Funds withheld payable under reinsurance treaties	18,122	18,122	—	—	18,122
Long-term debt	2,033	1,829	—	1,829	—
Securities lending payable (3)	21	21	—	21	—
Repurchase agreements (3)	1,799	1,799	—	1,799	—
Separate account liabilities (5)	230,773	230,773	—	230,773	—

	December 31, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$10,082	$9,513	$—	$—	$9,513
Policy loans	942	942	—	—	942
FHLBI capital stock	108	108	108	—	—

Liabilities
Annuity reserves (1)	$33,161	$31,588	$—	$—	$31,588
Reserves for guaranteed investment contracts (2)	700	674	—	—	674
Trust instruments supported by funding agreements (2)	5,756	5,601	—	—	5,601
FHLB funding agreements (2)	1,950	1,893	—	—	1,893
Funds withheld payable under reinsurance treaties	18,794	18,794	—	—	18,794
Long-term debt	2,037	1,851	—	1,851	—
Securities lending payable (3)	19	19	—	19	—
FHLB advances (4)	250	250	—	250	—
Separate account liabilities (5)	219,656	219,656	—	219,656	—

(1) Annuity reserves represent only the components of other contract holder funds that are considered to be financial instruments.
(2) Included as a component of other contract holder funds on the Condensed Consolidated Balance Sheets.
(3) Included as a component of repurchase agreements and securities lending payable on the Condensed Consolidated Balance Sheets.
(4) Included as a component of other liabilities on the Condensed Consolidated Balance Sheets.
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

7. Deferred Acquisition Costs

Certain costs that are directly related to the successful acquisition of new or renewal insurance business are capitalized as deferred acquisition costs ("DAC") in the period in which they are incurred. These costs primarily pertain to commissions and certain costs associated with policy issuance and underwriting. All other acquisition costs are expensed as incurred.

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

The expected term used to amortize DAC is determined using best estimate assumptions, including mortality and persistency, consistent with the best estimate assumptions used to determine the reserve for future policy benefits, MRBs, and additional liabilities for applicable contracts. For amortization of DAC related to contracts without these balances, assumptions used to determine expected term are developed in a similar manner. The amortization rate is determined using all information available as of the end of the reporting period, including actual experience and any assumption updates. Annually, or as circumstances warrant, a comprehensive review of assumptions is conducted, and assumptions are revised as appropriate. If assumptions are revised, the amortization rate is calculated using revised assumptions such that the effect of revised assumptions is recognized prospectively as of the beginning of that reporting period.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Deferred Acquisition Costs

	Three Months Ended March 31,	Year Ended December 31,
	2024	2023
Variable Annuities
Balance, beginning of period	$11,967	$12,699
Deferrals of acquisition costs	98	394
Amortization	(269)	(1,126)
Variable Annuities balance, end of period	$11,796	$11,967

Reconciliation of total DAC
Variable Annuities balance, end of period	$11,796	$11,967
Other product lines, end of period	377	335
Total balance, end of period	$12,173	$12,302

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

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020, to reinsure on a 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement ("the coinsurance agreement") required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.2 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $85 million at March 31, 2024.

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

The Company regularly monitors the financial strength ratings of its reinsurers. At March 31, 2024 and December 31, 2023, the Company had an allowance for credit losses (“ACL”) of $30 million and $29 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the Condensed Consolidated Balance Sheets. The ACL considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
Components of the Company’s reinsurance recoverable excluding MRBs were as follows (in millions):

	March 31,	December 31,
	2024	2023
Reserves:
Life	$5,293	$5,370
Accident and health	486	510
Annuity benefits (1)	18,120	18,873
Claims liability and other	659	669
Total	$24,558	$25,422
(1)     Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

Components of the Company’s reinsurance recoverable on market risk benefits were as follows (in millions):

	March 31,	December 31,
	2024	2023
Variable annuity	$72	$90
Other product lines	54	59
Total	$126	$149

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

Funds withheld under reinsurance agreement with Athene

The Company recognizes a liability for the embedded derivative related to the funds withheld under the reinsurance agreement with Athene within funds withheld payable under reinsurance treaties in the Condensed Consolidated Balance Sheets. The embedded derivative is measured at fair value with changes in fair value reported in net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements. At inception of the reinsurance agreement with Athene, the fair value of the withheld investments differed from their book value and, accordingly, while the investments are held, the amortization of this difference is reported in net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements. See Note 5 - Derivative Instruments of the Notes to Consolidated Financial Statements for more information on the embedded derivative.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the Condensed Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2024	2023
Assets
Debt securities, available-for-sale	$11,070	$11,526
Debt securities, at fair value under the fair value option	91	116
Equity securities	159	151
Mortgage loans	2,916	3,067
Mortgage loans, at fair value under the fair value option	455	481
Policy loans	3,461	3,471
Freestanding derivative instruments, net	34	15
Other invested assets	718	709
Cash and cash equivalents	497	543
Accrued investment income	136	146
Other assets and liabilities, net	(13)	1
Total assets (1)	$19,524	$20,226

Liabilities
Funds held under reinsurance treaties (2)	$19,244	$19,952
Total liabilities	$19,244	$19,952
(1)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $2,496 million and $2,468 million at March 31, 2024 and December 31, 2023, respectively.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Debt securities (1)	$145	$172
Equity securities	9	(1)
Mortgage loans (2)	49	66
Policy loans	82	81
Limited partnerships	(4)	8
Other investment income	5	—
Total investment income on funds withheld assets	286	326
Other investment expenses on funds withheld assets (3)	(16)	(19)
Total net investment income on funds withheld reinsurance treaties	$270	$307

(1)    Includes $1 million and $2 million for the three months ended March 31, 2024 and 2023, respectively, related to the change in fair value for securities carried under the fair value option.
(2)    Includes $(2) million and $(2) million for the three months ended March 31, 2024 and 2023, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Available-for-sale securities
Realized gains on sale	$2	$5
Realized losses on sale	(19)	(38)
Credit loss expense	1	(11)
Credit loss expense on mortgage loans	7	(3)
Other	(7)	9
Net gains (losses) on non-derivative investments	(16)	(38)
Net gains (losses) on derivative instruments	14	(9)
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	(199)	(626)
Total net gains (losses) on derivatives and investments	$(201)	$(673)

(1) Includes the Athene embedded derivative gain (loss) of $29 million and $(370) million for the three months ended March 31, 2024 and 2023, respectively.
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

See Note 10 - Other Contract Holder Funds of the Notes to Condensed Consolidated Financial Statements for more information regarding other contract holder funds.

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

	March 31,	December 31,
	2024	2023
Reserves for future policy benefits
Payout Annuities	$1,092	$1,090
Closed Block Life	3,843	3,994
Closed Block Annuity	4,092	4,215
Reserves for future policy benefits	9,027	9,299
Additional liabilities
Closed Block Life	1,125	1,153
Other future policy benefits and claims payable	1,433	1,446
Reserves for future policy benefits and claims payable	$11,585	$11,898

The following tables present the roll-forward of components of reserves for future policy benefits (in millions):

	Present Value of Expected Net Premiums
	Three Months Ended March 31,			Year Ended December 31,
	2024			2023
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$—	$1,140	$—	$—	$1,287	$—
Beginning of period cumulative effect of changes in discount rate assumptions	—	113	—	—	161	—
Beginning balance at original discount rate	—	1,253	—	—	1,448	—
Effect of changes in cash flow assumptions	—	—	—	—	22	—
Effect of actual variances from expected experience	—	—	—	—	(95)	—
Balance adjusted for variances from expectation	—	1,253	—	—	1,375	—
Issuances	—	1	—	—	6	—
Interest accrual	—	11	—	—	38	—
Net premiums collected	—	(34)	—	—	(166)	—
Ending balance at original discount rate	—	1,231	—	—	1,253	—
End of period cumulative effect of changes in discount rate assumptions	—	(125)	—	—	(113)	—
Balance, end of period	$—	$1,106	$—	$—	$1,140	$—

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable

	Present Value of Expected Future Policy Benefits
	Three Months Ended March 31,			Year Ended December 31,
	2024			2023
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$1,090	$5,134	$4,215	$1,042	$5,448	$4,434
Beginning of period cumulative effect of changes in discount rate assumptions	99	767	185	132	958	275
Beginning balance at original discount rate (including DPL of $42, $0 and $626 in March 31, 2024, and $40, $0 and $671 in December 31, 2023 for payout annuities, closed block life and closed block annuity, respectively)	1,189	5,901	4,400	1,174	6,406	4,709
Effect of changes in cash flow assumptions	—	—	—	—	65	(3)
Effect of actual variances from expected experience	—	1	—	(16)	(95)	(8)
Balance adjusted for variances from expectation	1,189	5,902	4,400	1,158	6,376	4,698
Issuances	38	3	—	117	15	1
Interest accrual	11	43	47	43	195	194
Benefits payments	(34)	(177)	(121)	(129)	(685)	(493)
Ending balance of original discount rate (including DPL of $42, $0 and $614 in March 31, 2024, and $42, $0 and $626 in December 31, 2023 for payout annuities, closed block life and closed block annuity, respectively)	1,204	5,771	4,326	1,189	5,901	4,400
End of period cumulative effect of changes in discount rate assumptions	(112)	(822)	(234)	(99)	(767)	(185)
Balance, end of period	$1,092	$4,949	$4,092	$1,090	$5,134	$4,215

Reserves for future policy benefits	1,092	3,843	4,092	1,090	3,994	4,215
Less: Reinsurance recoverable	98	2,132	4	94	2,200	4
Reserves for future policy benefits, after reinsurance recoverable	$994	$1,711	$4,088	$996	$1,794	$4,211

The following table presents the weighted average duration of the reserves for future policy benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity
March 31, 2024
Weighted average duration (years)	6.9	7.1	6.9
December 31, 2023
Weighted average duration (years)	7.0	7.2	7.0

The discount rate assumption was updated based on current market data. Discount rates increased in the first quarter of 2024 compared to the fourth quarter of 2023. Discount rates increased primarily due to increases in risk-free rates, which resulted in a decrease in the liability for future policy benefits. Refer to the roll-forward above for further details.

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

	March 31, 2024		December 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future benefit payments	$1,609	$1,045	$1,579	$1,043
Expected future gross premiums	—	—	—	—
Closed Block Life
Expected future benefit payments	7,553	5,065	7,729	5,251
Expected future gross premiums	4,931	2,995	5,056	3,119
Closed Block Annuity
Expected future benefit payments	5,323	3,455	5,421	3,565
Expected future gross premiums	$—	$—	$—	$—

The following table presents the amount of revenue and interest related to non-participating traditional and limited-pay insurance contracts recognized in the Condensed Consolidated Income Statements (in millions):

	Gross Premiums		Interest Expense
	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Payout Annuities	$10	$22	$11	$43
Closed Block Life	79	340	32	157
Closed Block Annuity	—	1	47	194
Total	$89	$363	$90	$394

The following table presents the weighted average interest rate for the reserves for future policy benefits at the cohort's level for the locked-in discount rate (interest accretion rate), and current discount rate, weighted by the cohort's benefit reserve amount:

	March 31, 2024	December 31, 2023
Payout Annuities
Interest accretion rate	3.90%	3.86%
Current discount rate	5.34%	5.12%
Closed Block Life
Interest accretion rate	3.06%	3.07%
Current discount rate	5.32%	5.06%
Closed Block Annuity
Interest accretion rate	4.40%	4.40%
Current discount rate	5.35%	5.12%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following table presents a roll-forward of Closed Block Life additional liabilities for annuitization, death and other insurance benefits (in millions):

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Balance, beginning of period	$1,153	$1,131
Beginning of period cumulative effect of changes in shadow adjustments	17	41
Beginning balance excluding shadow	1,170	1,172
Effect of changes in cash flow assumptions	—	44
Effect of actual variances from expected experience	10	46
Interest accrual	14	56
Net assessments collected	(47)	(148)
Ending balance excluding shadow	1,147	1,170
End of period cumulative effect of changes in shadow adjustments	(22)	(17)
Balance, end of period	$1,125	$1,153

The following table presents the weighted average duration of Closed Block Life additional liabilities for annuitization, death and other insurance benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	March 31, 2024	December 31, 2023
Weighted average duration (years)	9.5	9.7

The following table presents assessments and interest expense of Closed Block Life additional liabilities for annuitization, death and other insurance benefits recognized in the Condensed Consolidated Income Statements (in millions):

	Assessments		Interest Expense
	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Additional liability for annuitization, death and other insurance benefits	$(47)	$(148)	$14	$56

The following table presents the weighted average current discount rate of Closed Block Life additional liabilities for annuitization, death and other insurance benefits, applied at the cohort level weighted by reserve benefit amount:

	March 31, 2024	December 31, 2023
Weighted average current discount rate	4.97%	4.97%

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

Certain of our universal life type contracts contain features that are not classified as market risk benefits or embedded derivatives but provide additional benefits beyond the account balance or base insurance coverage for which a liability in addition to the account balance is necessary. These additional liabilities for death or other insurance benefits are reported as a component of reserves for future policy benefits and claims payable in the Condensed Consolidated Balance Sheets. See Note 9 - Reserves for Future Policy Benefits and Claims Payable of the Notes to the Condensed Consolidated Financial Statements for more information regarding these additional liabilities.

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

Our annuity products may contain certain features or guarantees that are classified as MRBs. These market risk benefits are a component of the market risk benefits line items in the Condensed Consolidated Balance Sheet. See Note 12 - Market Risk Benefits of the Notes to Condensed Consolidated Financial Statements for more information regarding market risk benefits.

The Company’s institutional products business is comprised of the guaranteed investment contracts, medium-term funding agreement-backed notes and funding agreements (including agreements issued in conjunction with the Company’s participation in the U.S. Federal Home Loan Bank ("FHLB") program) described below.

The Company has established a $27 billion aggregate Global Medium-Term Note ("MTN") program. Jackson National Life Global Funding was formed as a statutory business trust, solely for the purpose of issuing Medium-Term Note instruments to institutional investors, the proceeds of which are deposited with the Company and secured by the issuance of funding agreements. The carrying values at March 31, 2024 and December 31, 2023 totaled $5.2 billion and $5.8 billion, respectively.

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

Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of funding agreements, short-term and long-term borrowings issued to FHLBI. At March 31, 2024 and December 31, 2023, the Company held $127 million and $108 million of FHLBI capital stock, respectively, supporting $2.0 billion and $2.3 billion in funding agreements and short-term and long-term borrowings at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, the funding agreements and short-term and long-term borrowings were collateralized by mortgage-related securities and commercial mortgage loans with a carrying value of $3.1 billion and $3.5 billion, respectively.

The following table presents the liabilities for other contract holder funds (in millions):

	March 31, 2024	December 31, 2023
Payout Annuity	$851	$860
Variable Annuity	7,991	8,396
Fixed Annuity	9,350	9,736
Fixed Indexed Annuities	9,923	10,243
RILA	6,644	5,219
Closed Block Life	10,926	11,039
Closed Block Annuity	1,220	1,252
Institutional Products	7,825	8,406
Other Product Lines	167	168
Total other contract holder funds	$54,897	$55,319

The following table presents a roll-forward of other contract holder funds, gross of reinsurance (in millions):

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity	Total
Balance as of January 1, 2024	$860	$8,396	$9,736	$10,243	$5,219	$11,039	$1,252	$46,745
Deposits	49	173	60	40	1,155	74	1	1,552
Surrenders, withdrawals and benefits	(64)	(518)	(490)	(440)	(36)	(222)	(44)	(1,814)
Net transfers from (to) separate accounts	—	(99)	—	—	—	—	—	(99)
Investment performance / change in value of equity option	—	—	—	37	300	—	—	337
Interest credited	7	60	78	48	6	161	11	371
Policy charges and other	(1)	(21)	(34)	(5)	—	(126)	—	(187)
Balance as of March 31, 2024	$851	$7,991	$9,350	$9,923	$6,644	$10,926	$1,220	$46,905

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity	Total
Balance as of January 1, 2023	$837	$10,259	$11,696	$11,787	$1,875	$11,215	$1,319	$48,988
Deposits	202	995	234	211	2,890	307	4	4,843
Surrenders, withdrawals and benefits	(231)	(1,788)	(2,406)	(1,954)	(70)	(738)	(115)	(7,302)
Net transfers from (to) separate accounts	—	(1,256)	—	—	—	—	—	(1,256)
Investment performance / change in value of equity option	—	—	—	51	509	—	—	560
Interest credited	25	273	342	210	14	730	44	1,638
Policy charges and other	27	(87)	(130)	(62)	1	(475)	—	(726)
Balance as of December 31, 2023	$860	$8,396	$9,736	$10,243	$5,219	$11,039	$1,252	$46,745

The following table presents weighted average crediting rate, net amount at risk, and cash surrender value of contract holder account balances (dollars in millions):

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity
March 31, 2024
Weighted-average crediting rate (1)	3.29%	3.00%	3.34%	1.93%	0.36%	5.89%	3.61%
Net amount at risk (2)	$—	$—	$—	$—	$—	$16,325	$—
Cash surrender value (3)	$—	$7,920	$9,259	$9,695	$6,363	$10,859	$1,220
December 31, 2023
Weighted-average crediting rate (1)	2.91%	3.25%	3.51%	2.05%	0.27%	6.61%	3.51%
Net amount at risk (2)	$—	$—	$—	$—	$—	$16,619	$—
Cash surrender value (3)	$—	$8,306	$9,639	$9,999	$4,896	$10,970	$1,252
(1) Weighted average crediting rate is the average crediting rate weighted by contract holder account balances invested in fixed account funds.
(2) Net amount at risk represents the standard excess benefit base for guaranteed death benefits on universal life type products. The net amount at risk associated with market risk benefits are presented within Note 12 of the Notes to Condensed Consolidated Financial Statements.
(3) Cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less the applicable surrender charges.

At March 31, 2024 and December 31, 2023, excluding reinsurance business, approximately 94% and 92% of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively. At March 31, 2024 and December 31, 2023, excluding reinsurance business, approximately 83% and 64% of the Company’s closed block life account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
The following table presents contract holder account balances invested in fixed account funds by range of guaranteed minimum crediting rates and the related range of the difference between rates being credited to other contract holder funds and the respective guaranteed minimums (in millions):

	March 31, 2024
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$11	$1	$—	$12
1.51%-2.50%	165	—	—	—	165
Greater than 2.50%	7,806	—	—	8	7,814
Total	$7,971	$11	$1	$8	$7,991

Fixed Annuities
0.00%-1.50%	$18	$52	$60	$1	$131
1.51%-2.50%	27	1	1	—	29
Greater than 2.50%	757	46	1	265	1,069
Total	$802	$99	$62	$266	$1,229

Fixed Indexed Annuities
0.00%-1.50%	$4	$9	$3	$41	$57
1.51%-2.50%	—	1	—	—	1
Greater than 2.50%	19	—	69	10	98
Total	$23	$10	$72	$51	$156

RILA
0.00%-1.50%	$7	$—	$4	$2	$13
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	51	6	—	—	57
Total	$58	$6	$4	$2	$70

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	12	—	—	13
Greater than 2.50%	5,625	416	747	5	6,793
Total	$5,626	$428	$747	$5	$6,806

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	12	13
Greater than 2.50%	1,012	22	25	—	1,059
Total	$1,012	$22	$26	$12	$1,072

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

	December 31, 2023
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$12	$1	$—	$13
1.51%-2.50%	173	—	—	—	173
Greater than 2.50%	8,186	—	—	24	8,210
Total	$8,359	$12	$1	$24	$8,396

Fixed Annuities
0.00%-1.50%	$17	$55	$70	$1	$143
1.51%-2.50%	29	1	1	—	31
Greater than 2.50%	721	51	1	271	1,044
Total	$767	$107	$72	$272	$1,218

Fixed Indexed Annuities
0.00%-1.50%	$4	$9	$3	$43	$59
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	21	—	62	10	93
Total	$25	$9	$65	$53	$152

RILA
0.00%-1.50%	$7	$—	$4	$1	$12
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	39	12	—	—	51
Total	$46	$12	$4	$1	$63

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	4,425	1,830	603	16	6,874
Total	$4,425	$1,830	$603	$16	$6,874

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	12	13
Greater than 2.50%	896	169	23	—	1,088
Total	$896	$169	$24	$12	$1,101

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities

11.    Separate Account Assets and Liabilities

The Company issues variable contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). The Company also issues variable annuity and life contracts through separate accounts where the Company contractually guarantees to the contract holder (variable contracts with guarantees) either a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (guaranteed minimum death benefits, or "GMDB"), at annuitization ("GMIB"), upon the depletion of funds ("GMWB") or at the end of a specified period ("GMAB"). These guarantees are classified as market risk benefits. See Note 12 - Market Risk Benefits of the Notes to Condensed Consolidated Financial Statements for more information regarding market risk benefits.

The separate account assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. At March 31, 2024 and December 31, 2023, the assets and liabilities associated with variable life and annuity contracts were $231 billion and $220 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company.

Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Condensed Consolidated Income Statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

Included in the separate account assets and liabilities described above is a Jackson issued group variable annuity contract designed for use in connection with and issued to the Company’s Defined Contribution Retirement Plan. These deposits are allocated to the Jackson National Separate Account - II, which had balances of $213 million and $198 million at March 31, 2024 and December 31, 2023, respectively. The Company receives administrative fees for managing the funds. These fees are recorded as earned and included in fee income in the Condensed Consolidated Income Statements.

The following table presents the roll-forward of the separate account balance for variable annuities (in millions):

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Balance as of beginning of period	$219,381	$195,550
Deposits	2,263	8,545
Surrenders, withdrawals and benefits	(5,857)	(17,029)
Net transfer from (to) general account	99	1,256
Investment performance	15,288	33,807
Policy charges and other	(695)	(2,748)
Balance as of end of period, gross	$230,479	$219,381

Cash surrender value (1)	$225,521	$214,395
(1) Cash surrender value represents the amount of the contract holder’s account balances distributable at the balance sheet date less applicable surrender charges.

The following table presents the reconciliation of the separate account balance in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2024	December 31, 2023
Variable Annuities	$230,479	$219,381
Other Product Lines	294	275
Total	$230,773	$219,656

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities
The following table presents aggregate fair value of assets, by major investment asset category, supporting separate accounts (in millions):

	March 31, 2024	December 31, 2023
Variable Annuities By Fund Type
Equity	$164,075	$154,020
Bond	19,832	19,801
Balanced	43,886	42,831
Money Market	2,686	2,729
Total Variable Annuities	230,479	219,381
Other Product Lines	294	275
Total Separate Accounts	$230,773	$219,656

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

See Note 6 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for more information regarding fair value measurements.

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

The following table presents the reconciliation of the market risk benefits balance in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2024			December 31, 2023
	Variable	Other		Variable	Other
	Annuities	Product Lines	Total	Annuities	Product Lines	Total
Market risk benefit - (assets)	$(8,020)	$(5)	$(8,025)	$(6,732)	$(5)	$(6,737)
Market risk benefit - liabilities	3,794	49	3,843	4,732	53	4,785
Market risk benefit - net (asset) liability	$(4,226)	$44	$(4,182)	$(2,000)	$48	$(1,952)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12.    Market Risk Benefits
The following table presents the roll-forward of the net MRB (assets) liabilities for variable annuities (dollars in millions):

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Net MRB balance, beginning of period	$(2,000)	$767
Beginning of period cumulative effect of changes in non-performance risk	972	2,185
Net MRB balance, beginning of period, before effect of changes in non-performance risk	(1,028)	2,952
Effect of changes in interest rates	(1,457)	(733)
Effect of fund performance	(1,851)	(5,401)
Effect of changes in equity index volatility	(205)	(1,107)
Effect of expected policyholder behavior	164	612
Effect of actual policyholder behavior different from expected	166	483
Effect of time	444	1,829
Effect of changes in assumptions	4	337
Net MRB balance, end of period, before effect of changes in non-performance risk	(3,763)	(1,028)
End of period cumulative effect of changes in non-performance risk	(463)	(972)
Net MRB balance, end of period, gross	(4,226)	(2,000)

Reinsurance recoverable on market risk benefits at fair value, end of period	(72)	(90)
Net MRB balance, end of period, net of reinsurance	(4,298)	(2,090)

Weighted average attained age (years) (1)	69	69
Net amount at risk (2)	$6,327	$8,225
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

The significant assumptions used in the MRB fair value calculations are discussed in Note 6 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13.    Long-Term Debt
The aggregate carrying value of long-term debt was as follows (in millions):

	March 31,	December 31,
	2024	2023
Long-Term Debt
Senior Notes due 2027	$398	$398
Senior Notes due 2031	495	495
Senior Notes due 2032	347	347
Senior Notes due 2051	490	490
Surplus notes	250	250
FHLBI bank loans	53	57
Total long-term debt	$2,033	$2,037
The following table presents the contractual maturities of the Company's long-term debt as of March 31, 2024 (in millions):

	Calendar Year
	2025	2026	2027	2028	2029 and thereafter	Total
Long-term debt	$—	$—	$648	$—	$1,385	$2,033

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Federal Home Loan Bank Advances

14. Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of nil and $250 million were outstanding at March 31, 2024 and December 31, 2023, respectively, and were recorded in other liabilities. Interest expense, included as a component of net investment income, on such advances was nil and nil for the three months ended March 31, 2024 and 2023, respectively. See Note 10 - Other Contract Holder Funds of the Notes Condensed Consolidated Financial Statements for the carrying value of total collateralization of our FHLB obligations.

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

The Company’s effective income tax rate was 11.3% for the three months ended March 31, 2024, compared with 27.2% for the same period in 2023. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of foreign tax credits. The change in the ETR for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to the relationship of taxable income to consolidated pre-tax income (loss). The ETR differs for the three months ended March 31, 2024 from the full year-ended December 31, 2023 ETR of 0.5% due to the relationship of taxable income to consolidated pre-tax income.

For the three months ended March 31, 2024 and 2023, the Company recorded an estimate of $111 million and nil, respectively, for the provision of the Federal corporate alternative minimum tax ("CAMT") based on the Company’s interpretation of available guidance. This was offset with an increase to the deferred tax asset for the credit carryover, resulting in no impact to total tax expense. The estimate is based on interpretations and assumptions we have made regarding the CAMT provisions of the Inflation Reduction Act of 2022. The U.S. Department of the Treasury is expected to issue additional regulatory guidance in 2024 that may materially change the estimated provision of the CAMT.

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

For the three months ended March 31, 2024, changes in market conditions and interest rates impacted the unrealized tax gains and losses in the available for sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery.

As of March 31, 2024, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more likely than not to be realized. For the three months ended March 31, 2024 the Company recorded an increase of $46 million to the valuation allowance associated with the unrealized tax losses in the Company's available for sale securities portfolio and a change of nil related to both realized and unrealized losses on capital assets of the Non-life Companies. The $46 million increase for the three months ended March 31, 2024 to the valuation allowance consists of $58 million tax expense recorded to other comprehensive income

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15.     Income Taxes
and $12 million tax benefit recorded in the income tax expense. At March 31, 2024 and December 31, 2023, the Company has recorded a total valuation allowance for $735 million and $688 million, respectively, associated with the unrealized tax losses in the Company's available for sale securities portfolio. At March 31, 2024 and December 31, 2023, the Company has recorded a total valuation allowance for $1 million and $1 million, respectively, against the deferred tax assets associated with both realized and unrealized losses on capital assets in the Non-life Companies where it is not more likely than not that the full tax benefit of the losses will be realized.

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

At March 31, 2024, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $751 million. At March 31, 2024, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $804 million.

17. Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Three Months Ended March 31,
	2024	2023
Asset-based commission expenses	$279	$250
Other commission expenses	203	174
Sub-advisor expenses	80	77
General and administrative expenses	271	236
Deferral of acquisition costs	(148)	(121)
Total operating costs and other expenses	$685	$616

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Accumulated Other Comprehensive Income (Loss)

18. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in the balance of accumulated other comprehensive income ("AOCI"), net of income tax, related to unrealized investment gains (losses) (in millions):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period (1)	$(2,808)	$(3,378)

Change in unrealized gains (losses) of investments	(282)	1,027
Change in current discount rate - reserve for future policy benefits(2)	81	(146)
Change in non-performance risk on market risk benefits	(511)	284
Change in unrealized gains (losses) - other	4	(14)
Change in deferred tax asset	95	(110)
Other comprehensive income (loss) before reclassifications	(613)	1,041
Reclassifications from AOCI, net of tax	(2)	29
Other comprehensive income (loss)	(615)	1,070
Balance, end of period (1)	$(3,423)	$(2,308)
(1)Includes $(1,661) million and $(1,612) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of March 31, 2024 and December 31, 2023, respectively.
(2)Represents the impact of changes in the discount rate used in the remeasurement of our direct reserves for future policy benefits and claims payable, net of the remeasurement of ceded reserves for future policy benefits and claims payable.

The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statement

	Three Months Ended March 31,
	2024	2023
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$(1)	$60	Net gains (losses) on derivatives and investments
Other impaired securities	(2)	(23)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	(3)	37
Income tax expense (benefit)	(1)	8
Reclassifications, net of income taxes	$(2)	$29

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
19. Equity

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

The following table presents declaration date, record date, payment date and dividends paid per preferred share of, and per depositary share representing, JFI’s Series A preferred stock:

				Dividends Paid
	Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	April 1, 2024	$500	$0.50
Quarter Ended
03/31/2023	None

Common Stock

At the time of the Demerger, the Company had two classes of common stock: Class A Common Stock and Class B Common Stock. Both classes had a par value of $0.01 per share. Each share of Class A Common Stock was entitled to one vote per share. Each share of Class B Common Stock was entitled to one-tenth of one vote per share. Except for voting rights, the Company’s Class A Common Stock and Class B Common Stock had the same dividend rights, were equal in all other respects, and were otherwise treated as if they were one class of shares. On June 9, 2022, our shareholders approved the Third Amended and Restated Certificate of Incorporation, which amended and restated the Second Amended and Restated Certificate of Incorporation to eliminate the Class B Common Stock. At March 31, 2024 and December 31, 2023,

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
the Company was authorized to issue up to 1 billion shares of common stock (formerly known as the Class A Common Stock at December 31, 2021).

Share Repurchase Program

On February 27, 2023, our Board of Directors authorized an increase of $450 million in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program.

The Company expects to repurchase common shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the Company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. There can be no assurance that we will continue share repurchases or approve any increase to, or approve any new, stock repurchase program, or the amount of any repurchases made pursuant to such programs.

The Inflation Reduction Act of 2022 creates a 1% excise tax on net stock buybacks of publicly-traded U.S. corporations. Starting in 2023, such excise tax generally applies if a company repurchases in excess of $1 million of its stock in any given calendar year. The impact of this provision depends on the extent to which net share repurchases are made. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and not reported as income tax expense. Through March 31, 2024, we have not incurred any excise tax as stock issuances (including preferred stock) were greater than stock repurchases.

The following table represents share repurchase activities as part of this share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2023 (January 1- March 31)	1,721,737	$70	$40.42
2023 (April 1- June 30)	1,394,797	47	33.87
2023 (July 1- September 30)	1,873,727	71	38.13
2023 (October 1- December 31)	1,512,263	67	44.37
Total 2023	6,502,524	$255	$39.27
2024 (January 1- March 31)	2,157,372	116	53.76
2024 (April 1- May 2)	718,812	48	66.80
Total 2024	2,876,184	$164	$57.02

The following table represents changes in the balance of common stock outstanding:

	Common Stock Issued	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2023	94,481,006	(15,820,785)		78,660,221
Share-based compensation programs	—	118,525	(1)	118,525
Shares repurchased under repurchase program	—	(2,157,372)		(2,157,372)
Shares at March 31, 2024	94,481,006	(17,859,632)		76,621,374
(1) Represents net shares issued from treasury stock pursuant to the Company’s share-based compensation programs.

Dividends to Shareholders

Any declaration of cash dividends on common stock will be at the discretion of JFI’s Board of Directors and will depend on our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, preferred stock, contractual restrictions with respect to paying cash dividends, restrictions imposed by Delaware law, general business conditions and any other factors that JFI’s Board of Directors deems relevant in making any such determination. Therefore, there can be no assurance that we will pay any cash dividends to holders of our stock or as to the amount of any such cash dividend.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
The following table presents declaration date, record date, payment date and dividends paid per share of JFI’s common stock:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	March 21, 2024	$0.70
Quarter Ended
03/31/2023	February 27, 2023	March 14, 2023	March 23, 2023	$0.62

20. Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income (loss) attributable to Jackson Financial common shareholders, by the weighted-average number of shares of common stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. Beginning in 2021, the Company granted its first share-based awards subject to vesting provisions of the 2021 Omnibus Incentive Plan, which have a dilutive effect. See Note 18 - Share-Based Compensation of the Notes to Consolidated Financial Statements in the Company’s 2023 Annual Report for further description of share-based awards.

The following table sets forth the calculation of earnings per common share:

	Three Months Ended March 31,
	2024	2023
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$795	$(1,497)
Less: Preferred stock dividends	11	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$784	$(1,497)

Weighted average shares of common stock outstanding - basic	78,059,817	82,646,113
Dilutive common shares	807,286	—
Weighted average shares of common stock outstanding - diluted (1)	78,867,103	82,646,113

Earnings per share—common stock
Basic	$10.04	$(18.11)
Diluted	$9.94	$(18.11)
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

Dividends Declared to Shareholders

On May 2, 2024, our Board of Directors approved a cash dividend on JFI's common stock, $0.70 per share for the second quarter 2024, payable on June 20, 2024, to shareholders of record on June 6, 2024. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on July 1, 2024, to shareholders of record at the close of business on June 6, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

The information in this Quarterly Report on Form 10-Q (this “report”) contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident” and “commit” or similar expressions. In particular, statements regarding plans, strategies, prospects, targets and expectations regarding the business and industry are forward-looking statements. They reflect expectations, are not guarantees of performance and speak only as of the dates the statements are made. We caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. Factors that could cause actual results to differ materially from those in the forward-looking statements include those reflected in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024, (the "2023 Annual Report"), and elsewhere in Jackson Financial Inc.’s filings with the U.S. Securities and Exchange Commission. Except as required by law, Jackson Financial Inc. does not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.

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

Principal Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI" or "Jackson Financial")
Jackson	Jackson National Life Insurance Company, our primary operating subsidiary
Brooke Life	Brooke Life Insurance Company, our subsidiary and the direct parent company of Jackson National Life Insurance Company and Brooke Re
Brooke Re	Brooke Life Reinsurance Company, our subsidiary, and a Michigan based captive reinsurer
Jackson Finance	Jackson Finance, LLC, our subsidiary
PPMH	PPM Holdings, Inc., our subsidiary
PPM	PPM America, Inc., a subsidiary of PPMH
ACL	Allowance for credit loss
Account value ("AV") or account balance	The amount of money in a customer’s account. For example, the value increases with additional premiums and investment gains and it decreases with withdrawals, investment losses and fees.
Athene	Athene Life Re Ltd. and its affiliates and permitted transferees, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
Athene Reinsurance Transaction	The funds withheld coinsurance agreement with Athene, entered on June 18, 2020, and effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions.
AUM ("Assets under management")	Investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by PPM, including our investment portfolio (but excluding assets held in funds withheld accounts for reinsurance transactions), (ii) third-party assets (including our former parent and its affiliates), and (iii) the separate account assets of our retail annuities managed and administered by JNAM.
Benefit base	A notional amount (not actual cash value) used to calculate guaranteed benefits within an owner's annuity contract and fees due in respect of those guaranteed benefits. The death benefit and living benefit within the same contract may have different benefit bases.
CMBS	Commercial mortgage-backed securities
DAC ("Deferred acquisition costs")	Represent the incremental costs related directly to the successful acquisition of new, and certain renewal, insurance policies and annuity contracts. The recognition of these costs has been deferred, and the deferred amounts are shown on the balance sheet as an asset, which is subject to amortization over the estimated lives of those policies and contracts.
Deferred tax asset or Deferred tax liability	Assets or liabilities that are recorded for the difference between financial reporting, or book basis, and tax basis of an asset or a liability.

Item 2 | Management’s Discussion and Analysis | Available Information & Principal Definitions

Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, after which rates may reset.
Fixed Index Annuity	An annuity with an ability to share in the upside from certain financial markets, such as equity indices, and provides downside protection
General account assets	The assets held in the general accounts of our insurance companies
GIC	Guaranteed investment contract
Guarantee Fees	Fees charged on our annuity contracts for optional benefit guarantees
GMAB ("Guaranteed minimum accumulation benefit")	An add-on benefit (enhanced benefits available for an additional cost) that entitles an owner to a minimum payment, typically in lump-sum, after a set period of time, referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.
GMDB ("Guaranteed minimum death benefit")	An add-on benefit (enhanced benefits available for an additional cost) that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner.
GMIB ("Guaranteed minimum income benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value.
GMWB ("Guaranteed minimum withdrawal benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value.
GMWB for Life ("Guaranteed minimum withdrawal benefit for life")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year for the duration of the policyholder’s life, regardless of account performance.
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
Net flows	Net flows represent the net change in customer account balances during a period, after reflecting gross premium inflows and surrender, withdrawal and benefit payment outflows. Net flows do not include investment performance, interest credited to customer accounts and policy charges.
RBC ("Risk-based capital")	Statutory minimum level of capital that is required by regulators for an insurer to support its operations
RBC ratio	The ratio of statutory total adjusted capital to company action level required capital. A formal calculation is made annually during the fourth quarter. In other periods, the ratio is estimated.
RILA	A registered index-linked annuity, which offers market index-linked investment options, subject to a cap, and a variety of guarantees designed to modify or limit losses.
RMBS	Residential mortgage-backed securities
Variable annuity	An annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments.
VIE	Variable interest entity

Item 2 | Management’s Discussion and Analysis | Overview & Executive Summary

Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1 of this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2023 Annual Report.

Jackson Financial Inc. (“Jackson Financial” or “JFI”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company. Jackson Financial, domiciled in the state of Delaware, United States (“U.S.”), was previously a subsidiary of Prudential plc (“Prudential”), London, England and was the holding company for Prudential’s U.S. operations. On September 13, 2021, the Company demerged from Prudential (the "Demerger"). Jackson Financial’s primary operating subsidiary, Jackson National Life Insurance Company ("Jackson"), is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index, fixed and variable annuities), and various protection products, primarily whole life, universal life, variable universal life and term life insurance products in all 50 states and the District of Columbia.

Executive Summary

This executive summary of Management’s Discussion and Analysis of Financial Condition and Results of Operation highlights selected information and may not contain all the information that is important to current or potential investors in our securities. You should read this report, together with our 2023 Annual Report, in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

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

We experience net income volatility due to the fact that we do not directly use hedging to offset the movement in our U.S. generally accepted accounting principles ("U.S. GAAP") market risk benefit liabilities as market conditions change from period to period. Our core dynamic hedging program seeks to offset changes in the economic liability associated with variable annuity guaranteed benefits due to market movements, while our macro hedging program seeks to protect statutory capital under a range of stress scenarios. We do not use U.S. GAAP as the basis for hedging liabilities. We do not directly seek to offset the movement in our market risk benefit liabilities from changes in market conditions. As a result, the changes in the fair value of the derivatives used as part of our overall hedging program are not expected to match the movements in the market risk benefit liabilities resulting in volatility from changes in fair value recorded to net income. Accordingly, we evaluate and manage the performance of our business using Adjusted Operating Earnings, a non-GAAP financial measure that reduces the impact of market volatility by excluding changes in fair value of freestanding and embedded derivative instruments, market risk benefits and other items. See “Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

Item 2 | Management’s Discussion and Analysis | Executive Summary
We manage our business through three segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report in Corporate and Other activities and items that are not included in these segments, including the results of PPM Holdings, Inc., the parent holding company of PPM America Inc. ("PPM"), which manages the majority of our general account investment portfolio. See Note 3 - Segment Information of the Notes to Condensed Consolidated Financial Statements for further information on our segments.

An understanding of several key operating measures, including sales, account value, net flows, benefit base and assets under management ("AUM"), is helpful in evaluating our results. See “Key Operating Measures” below. Finally, we are affected by various economic, industry and regulatory trends, which are described below under “Macroeconomic, Industry and Regulatory Trends.”

The table below presents selected financial and operating measures:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$784	$(1,497)
Adjusted Operating Earnings (1)	334	271
Amount of shares repurchased under share repurchase program	116	70
Dividends on common shares	56	54
Return on Equity ("ROE") Attributable to Common Shareholders	32.5%	(71.5)%
Adjusted Operating ROE Attributable to Common Shareholders on average equity (1)	12.0%	11.7%

(1) Non-GAAP Financial Measure. See "Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

Recent Events of Note

•Capital Returned to Common Shareholders: Since January 1, 2024 through March 31, 2024, we have returned $172 million to our common shareholders consisting of $56 million in dividends and $116 million in common share repurchases. Our capital return target for common shareholders for 2024 is $550-$650 million. Share repurchases, net of issuances for our share-based compensation, have reduced our outstanding shares of common stock from 78,660,221 at December 31, 2023 to 76,621,374 at March 31, 2024. See Note 19 of the Notes to Condensed Consolidated Financial Statements for further information on our share repurchases.

•Brooke Life Reinsurance Company (“Brooke Re”): During the first quarter of 2024, Jackson entered into a 100% coinsurance with funds withheld reinsurance transaction with Brooke Re with all economics of the transaction effective as of January 1, 2024. Jackson and Brooke Re are both direct subsidiaries of Brooke Life. The transaction primarily provides for the cession from Jackson to Brooke Re of liabilities associated with certain guaranteed benefit riders under our variable annuity contracts and similar products of Jackson (“market risk benefits”), both in-force on the effective date of the reinsurance agreement and written in the future (i.e., on a “flow” basis) as well as related future fees, claims and other benefits, and maintenance expenses in exchange for a ceding commission for the in-force business. Jackson retains the variable annuity base contract, the annuity contract administration of the ceded business, and responsibility for investment management of the assets in the funds withheld account supporting the ceded liabilities. Brooke Re paid a ceding commission of approximately $1.2 billion to Jackson in connection with the execution of the reinsurance transaction. The reinsurance transaction eliminates upon consolidation at JFI. Holding company liquidity at JFI was not impacted by the transaction.

Brooke Re is a Michigan captive insurer regulated by the Michigan Department of Insurance and Financial Services and created in the first quarter of 2024 for the express purpose of serving as the counterparty to the reinsurance transaction with Jackson described above. Brooke Re was capitalized with assets contributed from Brooke Life of approximately $1.9 billion originating from Jackson as a return of capital to Brooke Life. Brooke Re utilizes a modified GAAP approach primarily related to market risk benefits, with the intent to increase alignment between assets and liabilities in response to changes in economic factors.

Item 2 | Management’s Discussion and Analysis | Executive Summary
The transaction mitigates the impact of the cash surrender value floor on Jackson’s total adjusted capital, statutory required capital, and risk-based capital ("RBC") ratio and enables more efficient economic hedging of the underlying risks of Jackson’s business. This outcome serves the interests of policyholders by protecting statutory capital through diminished non-economic hedging and related costs. Overall, this transaction allows us to optimize our hedging, stabilize capital generation, and produce more predictable financial results going forward.

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

	Three Months Ended March 31,
	2024	2023
	(in millions)
Sales
Variable annuities	$2,436	$2,474
RILA	1,155	533
Fixed Index Annuities	40	71
Fixed Annuities (1)	60	62
Total Retail Annuity Sales	3,691	3,140

Total Institutional Product Sales	100	649

Total Sales	$3,791	$3,789
(1) Includes payout annuities

Higher retail sales were primarily due to increased RILA sales, partially offset by decreased sales of our variable annuities with lifetime living benefits. In addition, sales of our institutional products were lower compared to 2023, reflecting our opportunistic approach to this business, depending on both the risk-adjusted return on investment opportunities available and the prevailing cost of funding required by purchasers.

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

Item 2 | Management’s Discussion and Analysis | Key Operating Measures

	March 31, 2024	December 31, 2023
	(in millions)
Account Value
GMWB For Life	$174,608	$166,688
GMWB	6,341	6,092
GMIB	1,315	1,352
No Living Benefits	56,206	53,645
Total Variable Annuity Account Value	238,470	227,777

RILA	6,644	5,219

Fixed Index Annuity (1)	656	622
Fixed Annuity (1)	1,229	1,218
Total Fixed & Fixed Index Annuity Account Value (1)	1,885	1,840

Payout Annuity(1)	612	629

Total Retail Annuities Account Value (1)	$247,611	$235,465

Total Institutional Products Account Value	$7,825	$8,406

Total Closed Life and Annuity Blocks Account Value (1)	$7,935	$8,032

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

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net Flows:
Variable Annuity	$(3,939)	$(1,774)
RILA	1,119	516
Fixed Index Annuity (1)	31	70
Fixed Annuity (1)	9	(11)
Payout Annuity (1)	(19)	(26)
Total Retail Annuities Net Flows (1)	(2,799)	(1,225)
Net flows ceded	(866)	(1,203)
Total Retail Annuities net flows, gross of reinsurance	$(3,665)	$(2,428)

Total Institutional Products Net Flows	$(596)	$(391)

Total Closed Life and Annuity Blocks Net Flows (1)	$(90)	$(47)

(1) Net of reinsurance.

Net flows, net of reinsurance, decreased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, driven by increased variable annuity surrenders and withdrawals, partially offset by increased RILA sales.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures

Benefit Base

Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit and, therefore, may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$56,206	N/A	$53,645	N/A
By Guaranteed Living Benefits:
GMWB for Life	174,608	186,813	166,688	188,722
GMWB	6,341	5,266	6,092	5,348
GMIB (1)	1,315	1,678	1,352	1,799
Total	$238,470	$193,757	$227,777	$195,869

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$28,786	N/A	$27,486	N/A
Return of Premium	183,376	136,476	174,841	137,287
Highest Anniversary Value ("HAV")	13,698	13,273	13,213	13,522
Rollup	3,426	4,402	3,347	4,484
Combination HAV/Rollup	9,184	9,910	8,890	10,057
Total	$238,470	$164,061	$227,777	$165,350

(1) Substantially all our GMIB benefits are reinsured.

Assets Under Management

AUM, or assets under management includes: (i) investment assets managed by one of our subsidiaries, PPM, including our investment portfolio (but excluding assets held in funds withheld accounts for reinsurance transactions) and third-party assets (including our former parent and its affiliates) and (ii) the separate account investment assets of our Retail Annuities segment managed and administered by another subsidiary, JNAM. Total AUM reflects exclusions between segments to avoid double counting. We believe AUM is a useful metric for understanding, among other things, the sources of our earnings, net investment income and performance of our invested assets, customer directed investments and risk management priorities.

	March 31,	December 31,
	2024	2023
	(in millions)
Jackson Invested Assets	$42,606	$44,068
Third Party Invested Assets (including CLOs)	29,168	29,043
Total PPM AUM	71,774	73,111
Total JNAM AUM	253,555	242,727
Total AUM	$325,329	$315,838

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

Macroeconomic and Financial Market Conditions

Our business and results of operations are affected by macroeconomic factors. The level of interest rates and shape of the yield curve, credit and equity market performance and equity volatility, regulation, tax policy, the level of U.S. employment, inflation and the overall U.S. economic growth rate can affect both our short- and long-term profitability. Monetary and fiscal policy in the U.S., or similar actions in foreign nations, could result in increased volatility in financial markets, including interest rates, currencies and equity markets, and could impact our business in both the short- and medium-term. Government actions, including responses to future pandemics, civil unrest, tariffs, sanctions or other barriers to international trade, and the effects that these or other government events could have on levels of U.S. economic activity, could also impact our business through any of their individual impacts on consumers’ behavior or on financial markets.

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

Equity Market Environment

Our financial performance is impacted by equity market performance. On our variable annuities, the fees we earn that are not associated with guaranteed benefits are mainly based on the account value, which changes with equity market levels. In addition, our hedges could be less effective in periods of large directional movements, or we could experience more frequent or more costly rebalancing in periods of high volatility, which would lead to adverse performance versus our hedge targets and increased hedging costs. Further, we also are exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance is directly correlated to the performance of the funds into which customers allocate their assets. We make available to customers funds where we believe we can transact in sufficiently correlated hedge assets, yet we anticipate some variance in the performance of our hedge assets and customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our hedge results relative to our hedge targets and U.S. GAAP results.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Interest Rate Environment

The interest rate environment has affected, and will continue to affect, our business and financial performance for the following reasons:

•Periods of sharp rises in interest rates, as we have seen as a result of the Federal Reserve’s past actions, impact investment-related activity including investment income returns, net investment spread results, new money rates, mortgage loan prepayments, and bond redemptions. Due to increases in interest rates, the yield on new investments has generally exceeded the yield on asset maturities and redemptions (runoff yield). Rising interest rates also impact the hedging results of our variable annuity business as the market value of interest rate hedges decline, thereby driving hedging losses. We would expect lower hedging costs and reduced levels of hedging going forward after such an increase in rates. Further, we expect near-term hedging losses from rising rates may be more than offset by changes in the fair value of the related guaranteed benefit liabilities, which are reduced with an increase in interest rates due to the higher discount rate.

•Interest rate increases also expose us to disintermediation risk, where higher rates make currently sold fixed annuity products more attractive while simultaneously reducing the market value of assets backing our liabilities. This creates an incentive for our customers to lapse their products in an environment where selling assets causes us to realize losses.

•With the execution of the Brooke Re transaction in the first quarter of 2024, we are able to largely moderate the impact of the cash surrender value floor going forward. In the past, our statutory total adjusted capital ("TAC") has been negatively impacted by rising rates due to minimum required reserving levels (i.e., cash surrender value floor) when reserve releases are limited and unable to offset interest rate hedging losses. The risk-based capital, or RBC, ratio increased or decreased depending on the interaction between movements in TAC and movements in statutory required capital (the company action level, or "CAL”).

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

Department of Labor Fiduciary Advice Rule

Effective February 16, 2021, the Department of Labor (the “DOL”) issued a regulatory action that defined what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act ("ERISA") plans and individual retirement accounts ("IRAs"), essentially broadening the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Federal income tax code.

On April 23, 2024, the DOL adopted a final rule that revised the 2021 definition of fiduciary and related Prohibited Transaction Exemptions (PTE) (combined, the “Fiduciary Advice Rule” or “final rule”), redefining what constitutes fiduciary “investment advice” to ERISA plans and IRAs. The final rule extends fiduciary status to one-time rollover recommendations and broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Federal income tax code.

The final rule also includes revisions to two PTEs (2020-02 and 84-24) that govern the sale of annuities. PTE 2020-02 governs the sale of annuity products by financial institutions, including broker-dealers, and any recommendations to purchase securities in qualified plans or from rollover funds. PTE 84-24 was narrowed to only apply to independent insurance agents recommending non-securities products. PTE 84-24 also imposes certain supervisory obligations on insurance carriers that are similar to obligations already covered under the National Association of Insurance Commissioner’s (NAIC) Suitability in Annuity Transactions Model Regulation, as well as new compliance policies and procedures.

The final rule takes effect on September 23, 2024, with a one-year phase-in period for a majority of the provisions, based on certain conditions. We anticipate that the final rule likely will face significant litigation challenges.

We continue to analyze the impact of the adopted Fiduciary Advice Rule and, while we cannot predict the final rule’s impact, it could have an adverse effect on sales of annuities through our distribution partners and result in increased compliance costs to Jackson. We may need to take additional actions to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increase litigation risk, which could adversely affect our results of operations and financial condition. Nonetheless, because the distribution of annuities is primarily through intermediaries, most of which have implemented systems and processes to align to existing state and federal fiduciary and/or best interest standards, we believe that we have limited exposure to the Fiduciary Advice Rule. While the final rule may not have a material impact on our business, it may impede certain investors’ access to financial advice or annuities that provide guaranteed income streams.

Legislative Reforms

In recent years, Congress approved legislation beneficial to our business model. The Setting Every Community Up for Retirement Enhancement Act of 2019 (the "SECURE Act"), approved by Congress on December 20, 2019, provides individuals with greater access to retirement products. Namely, it made it easier for 401(k) programs to offer annuities as an investment option by, among other things, creating a statutory safe harbor in ERISA for a retirement plan’s selection of an annuity provider. On December 29, 2022, Congress signed into law the SECURE 2.0 Act of 2022 (“SECURE 2.0”). SECURE 2.0 expands automatic enrollment programs, increases the age for required minimum distributions, and eliminates age requirements for traditional IRA contributions. These changes are intended to expand and increase Americans’ retirement savings.

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

1.Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) changes in the fair value of freestanding derivatives used to manage the risk associated with market risk benefits and other guaranteed benefit features, excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; (iii) the movements in reserves, market risk benefits, guaranteed benefit features accounted for as embedded derivative instruments, and related claims and benefit payments; (iv) amortization of the balance of unamortized deferred acquisition costs at the date of transition to current accounting guidance (LDTI) on January 1, 2021 associated with items excluded from adjusted operating earnings prior to transition; and (v) the impact on the valuation of Guaranteed Benefits and Net Hedging Results arising from changes in underlying actuarial assumptions. We believe excluding these items removes the impact to both revenue and related expenses associated with Guaranteed Benefits and Net Hedging Results.

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

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net income (loss) attributable to Jackson Financial Inc common shareholders	$784	$(1,497)
Add: dividends on preferred stock	11	—
Add: income tax expense (benefit)	101	(558)
Pretax income (loss) attributable to Jackson Financial Inc	896	(2,055)
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(788)	(780)
Net movement in freestanding derivatives	2,576	2,512
Market risk benefits (gains) losses, net	(2,718)	(174)
Net reserve and embedded derivative movements	364	189
Amortization of DAC associated with non-operating items at date of transition to LDTI	139	153
Assumption changes	—	—
Total guaranteed benefits and net hedging results	(427)	1,900
Net realized investment (gains) losses	7	68
Net realized investment (gains) losses on funds withheld assets	201	673
Net investment income on funds withheld assets	(270)	(307)
Other items	(18)	23
Total non-operating adjustments	(507)	2,357
Pretax adjusted operating earnings	389	302
Less: operating income tax expense (benefit)	44	31
Adjusted operating earnings before dividends on preferred stock	345	271
Less: dividends on preferred stock	11	—
Adjusted operating earnings	$334	$271

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

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
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

The following is a reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity and a comparison of Adjusted Operating ROE Attributable to Common Shareholders to ROE Attributable to Common Shareholders, the most comparable U.S. GAAP measure:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$784	$(1,497)
Adjusted Operating Earnings	334	271

Total shareholders' equity	$10,169	$8,638
Less: Preferred stock	533	533
Total common shareholders' equity	9,636	8,105

Adjustments to total common shareholders’ equity:
Exclude AOCI attributable to Jackson Financial Inc. (1)	1,762	476
Adjusted Book Value Attributable to Common Shareholders	$11,398	$8,581

ROE Attributable to Common Shareholders	32.5%	(71.5)%
Adjusted Operating ROE Attributable to Common Shareholders on average equity	12.0%	11.7%

(1) Excludes $(1,661) million and $(1,832) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of March 31, 2024 and 2023, respectively, which are not attributable to Jackson Financial Inc. and are therefore not included as an adjustment to total shareholders’ equity in the reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Condensed Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes elsewhere in this report:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenues
Fee income	$1,998	$1,888
Premiums	38	25
Net investment income:
Net investment income excluding funds withheld assets	464	400
Net investment income on funds withheld assets	270	307
Total net investment income	734	707
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(2,892)	(2,726)
Net gains (losses) on funds withheld reinsurance treaties	(201)	(673)
Total net gains (losses) on derivatives and investments	(3,093)	(3,399)
Other income	1	15
Total revenues	(322)	(764)

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	221	228
(Gain) loss from updating future policy benefits cash flow assumptions, net	11	14
Market risk benefits (gains) losses, net	(2,718)	(174)
Interest credited on other contract holder funds, net of deferrals and amortization	273	285
Interest expense	25	28
Operating costs and other expenses, net of deferrals	685	616
Amortization of deferred acquisition costs	278	293
Total benefits and expenses	(1,225)	1,290
Pretax income (loss)	903	(2,054)
Income tax expense (benefit)	101	(558)
Net income (loss)	802	(1,496)
Less: Net income (loss) attributable to noncontrolling interests	7	1
Net income (loss) attributable to Jackson Financial Inc.	795	(1,497)
Less: Dividends on preferred stock	11	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$784	$(1,497)

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

Pretax Income (Loss)

Our pretax income (loss) increased by $2,957 million to $903 million for the three months ended March 31, 2024, from $(2,054) million for the three months ended March 31, 2023 primarily due to:

•$2,544 million favorable movements in market risk benefits (gains) losses, due primarily to favorable changes in interest rates during the three months ended March 31, 2024, partially offset by unfavorable changes in equity index volatility compared to the prior year;
•$306 million increase in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Three Months Ended March 31,
	2024	2023	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(7)	$(68)	$61

Net gains (losses) on freestanding derivatives	(2,584)	(2,549)	(35)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(301)	(109)	(192)
Net gains (losses) on derivative instruments	(2,885)	(2,658)	(227)
Net gains (losses) on funds withheld reinsurance	(201)	(673)	472
Total net gains (losses) on derivatives and investments	$(3,093)	$(3,399)	$306

◦Lower losses excluding derivatives and funds withheld assets were driven by lower credit loss expense on mortgage loans and higher foreign currency exchange gains, partially offset by increased losses on disposals of debt securities during the three months ended March 31, 2024; and
◦Lower losses recognized on funds withheld reinsurance were driven by the increase in interest rates during 2024 compared to a decrease in interest rates in 2023 which resulted in expense reported for the movement in the embedded derivative in the prior year;

•$110 million increase in fee income primarily due to higher average separate account values compared to the prior year;
•$27 million increase in net investment income as a result of higher income on bonds, driven by higher yields in 2024 compared to the prior year, higher income on equity securities, and lower investment expenses, partially offset by lower income on funds withheld under reinsurance treaties; and
•$10 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to improved mortality and a greater decrease in reserves as the closed block of life business continues to run off, partially offset by higher other policyholder benefits.

These improvements were partially offset by:

•$69 million increase in operating costs and other expenses, net of deferrals, primarily due to higher asset-based non-deferrable commissions, due to higher account values during the three months ended March 31, 2024, compared to the prior year, and an increase in incentive and deferred compensation expenses during the three months ended March 31, 2024.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
Income Taxes

Income tax expense increased $659 million to an expense of $101 million for the three months ended March 31, 2024, from a benefit of $558 million for the three months ended March 31, 2023. The provision for income tax in the current period led to an effective income tax rate ("ETR") of 11% for the three months ended March 31, 2024 compared to the March 31, 2023 ETR of 27%. The change in the ETR during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to the relationship of the taxable income to the consolidated pre-tax income. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and the utilization of tax credits. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in our 2023 Annual Report and Note 15 - Income Taxes of the Notes to Condensed Consolidated Financial Statements in this report for more information.

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

Pretax Adjusted Operating Earnings by Segment

The following table summarizes pretax adjusted operating earnings (non-GAAP) from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated U.S. GAAP basis. Also, see Note 3 - Segment Information of the Notes to Condensed Consolidated Financial Statements for further information regarding the calculation of pretax adjusted operating earnings:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$419	$356
Institutional Products	31	9
Closed Life and Annuity Blocks	19	(20)
Corporate and Other	(80)	(43)
Pretax Adjusted Operating Earnings	389	302
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	788	780
Net movement in freestanding derivatives	(2,576)	(2,512)
Market risk benefits gains (losses), net	2,718	174
Net reserve and embedded derivative movements	(364)	(189)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(139)	(153)
Total guaranteed benefits and net hedging results	427	(1,900)
Net realized investment gains (losses)	(7)	(68)
Net realized investment gains (losses) on funds withheld assets	(201)	(673)
Net investment income on funds withheld assets	270	307
Other items	18	(23)
Total pre-tax reconciling items	507	(2,357)
Pretax income (loss) attributable to Jackson Financial Inc.	896	(2,055)
Income tax expense (benefit)	101	(558)
Net income (loss) attributable to Jackson Financial Inc.	795	(1,497)
Dividends on preferred stock	11	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$784	$(1,497)

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$1,083	$975
Premiums	10	4
Net investment income	152	115
Other income	8	9
Total Operating Revenues	1,253	1,103

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	16	(15)
(Gain) loss from updating future policy benefits cash flow assumptions, net	1	(2)
Interest credited on other contract holder funds, net of deferrals and amortization	88	98
Interest expense	6	6
Operating costs and other expenses, net of deferrals	586	522
Amortization of deferred acquisition costs	137	138
Total Operating Benefits and Expenses	834	747

Pretax Adjusted Operating Earnings	$419	$356

The following table summarizes a roll-forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$235,465	$209,967
Premiums and deposits	3,724	3,197
Surrenders, withdrawals, and benefits	(6,523)	(4,422)
Net flows	(2,799)	(1,225)
Investment performance	15,288	10,528
Change in value of equity option	300	108
Interest credited	88	99
Policy charges and other	(731)	(707)
Balance as of end of period, net of ceded reinsurance	247,611	218,770
Ceded reinsurance	17,627	20,952
Balance as of end of period, gross of reinsurance	$265,238	$239,722

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $63 million to $419 million for the three months ended March 31, 2024 from $356 million for the three months ended March 31, 2023 primarily due to:

•$108 million increase in fee income primarily due to higher average separate account values compared to the prior year; and
•$47 million increase in spread income primarily due to $37 million higher investment income driven by higher yields in 2024, partially offset by higher investment expenses related to repurchase agreements compared to the prior year, and $10 million lower interest credited compared to prior year.

These increases were partially offset by:

•$34 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to higher other policyholder benefits in 2024; and
•$64 million increase in operating costs and other expenses, net of deferrals, primarily due to higher asset-based non-deferrable commissions, due to higher account values during the three months ended March 31, 2024, compared to the prior year, and an increase in incentive compensation expenses during the three months ended March 31, 2024.

Account Value

Retail annuities account value, net of reinsurance, increased $28.8 billion between periods primarily due to positive variable annuity separate account returns driven by favorable market performance in 2024, as well as positive RILA net flows over the period.

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$113	$86
Total Operating Revenues	113	86

Operating Benefits and Expenses
Interest credited on other contract holder funds, net of deferrals and amortization	81	76
Operating costs and other expenses, net of deferrals	1	1
Total Operating Benefits and Expenses	82	77

Pretax Adjusted Operating Earnings	$31	$9

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
The following table summarizes a roll-forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Institutional Products:
Balance as of beginning of period	$8,406	$9,019
Premiums and deposits	100	649
Surrenders, withdrawals, and benefits	(696)	(1,040)
Net flows	(596)	(391)
Interest credited	81	76
Policy Charges and other	(66)	(13)
Balance as of end of period	$7,825	$8,691

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $22 million to $31 million for the three months ended March 31, 2024 from $9 million for the three months ended March 31, 2023 primarily due to a $22 million increase in spread income primarily due to $27 million higher investment income, partially offset by $5 million higher interest credited on contract holder funds.

Account Value

Institutional product account value decreased from $8,691 million at March 31, 2023 to $7,825 million at March 31, 2024. The decrease in account value was primarily driven by decreased issuances, partially offset by decreased maturities of the existing contracts and funding agreements.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Closed Block Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$112	$117
Premiums	30	23
Net investment income	163	167
Other income	7	4
Total Operating Revenues	312	311

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	144	163
(Gain) loss from updating future policy benefits cash flow assumptions, net	8	16
Interest credited on other contract holder funds, net of deferrals and amortization	104	111
Operating costs and other expenses, net of deferrals	35	39
Amortization of deferred acquisition costs	2	2
Total Operating Benefits and Expenses	293	331

Pretax Adjusted Operating Earnings	$19	$(20)

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $39 million to $19 million for the three months ended March 31, 2024 from $(20) million for the three months ended March 31, 2023 primarily due to a:

•$27 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to a greater decrease in reserves as the closed block of life business continues to run off.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Corporate and Other

Corporate and Other includes the operations of PPM Holdings, Inc., the parent holding company of PPM, and unallocated corporate revenue and expenses, as well as certain eliminations and consolidation adjustments. The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for Corporate and Other. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$12	$13
Net investment income	4	18
Other income	(14)	2
Total Operating Revenues	2	33

Operating Benefits and Expenses
Interest expense	19	22
Operating costs and other expenses, net of deferrals	63	54
Total Operating Benefits and Expenses	82	76

Pretax Adjusted Operating Earnings	$(80)	$(43)

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $37 million to $(80) million for the three months ended March 31, 2024 from $(43) million for the three months ended March 31, 2023 primarily due to the following:

•$16 million decrease in other income primarily due to a one-time reinsurance related adjustment;
•$14 million decrease in net investment income; and
•$9 million increase in operating costs and other expenses, net of deferrals, primarily due to an increase in incentive and deferred compensation expenses during the three months ended March 31, 2024.

Item 2 | Management’s Discussion and Analysis | Investments

Investments

Our investment portfolio primarily consists of fixed-income securities and loans, publicly-traded corporate and government bonds, private securities and loans, asset-backed securities and mortgage loans. Asset-backed securities include mortgage-backed and other structured securities. The fair value of these and our other invested assets fluctuates depending on market and other general economic conditions and the interest rate environment and is affected by other economic factors.

Investment Strategy

Our overall investment strategy seeks to maintain a diversified and largely investment grade fixed income portfolio that is capital efficient, achieves risk-adjusted returns that support competitive pricing for our products, generates profitable growth of our business and maintains adequate liquidity to support our obligations. We utilize repurchase and reverse repurchase transactions as a part of our overall portfolio management program to assist with collateral requirements associated with our hedging program and other liquidity needs of our insurance subsidiaries. The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate. See Note 8 - Reinsurance of the Notes to Condensed Consolidated Financial Statements for further details. We may also use other third-party investment managers for certain niche asset classes. As of March 31, 2024, Apollo managed $15.9 billion of cash and investments and other third-party investment managers managed approximately $215 million of investments.

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

Item 2 | Management’s Discussion and Analysis | Investments
Portfolio Composition

The following table summarizes the carrying values of our investments:

	March 31, 2024			December 31, 2023
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$29,020	$11,070	$40,090	$28,896	$11,526	$40,422
Debt Securities, at fair value under fair value option	2,165	91	2,256	2,037	116	2,153
Debt securities, trading, at fair value	70	—	70	68	—	68
Equity securities, at fair value	63	159	222	243	151	394
Mortgage loans, net of allowance for credit losses	6,983	2,916	9,899	7,015	3,067	10,082
Mortgage loans, at fair value under fair value option	—	455	455	—	481	481
Policy loans	925	3,461	4,386	928	3,471	4,399
Freestanding derivative instruments	179	34	213	375	15	390
Other invested assets	1,862	718	2,580	1,757	709	2,466
Total investments	$41,267	$18,904	$60,171	$41,319	$19,536	$60,855

Available-for-sale debt securities decreased to $40,090 million at March 31, 2024 from $40,422 million at December 31, 2023, primarily due to dispositions, partially offset by declines in net unrealized losses primarily in the funds withheld portfolio. The amortized cost of available-for-sale debt securities decreased from $44,843 million as of December 31, 2023 to $44,796 million as of March 31, 2024. Further, net unrealized losses, after adjusting for allowance for credit loss, were $4,401 million as of December 31, 2023 compared to $4,686 million as of March 31, 2024.

Other Invested Assets

Other invested assets increased to $2,580 million at March 31, 2024 from $2,466 million at December 31, 2023.

Item 2 | Management’s Discussion and Analysis | Investments
Debt Securities

At March 31, 2024 and December 31, 2023, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

March 31, 2024	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,872	$—	$1	$907	$3,966
Other government securities	1,615	—	—	242	1,373
Corporate securities
Utilities	5,550	—	31	563	5,018
Energy	2,893	—	16	279	2,630
Banking	2,367	—	16	144	2,239
Healthcare	3,104	—	14	355	2,763
Finance/Insurance	4,415	12	25	427	4,001
Technology/Telecom	2,049	1	5	205	1,848
Consumer goods	2,329	—	16	312	2,033
Industrial	1,692	—	10	120	1,582
Capital goods	1,897	—	8	144	1,761
Real estate	1,492	—	4	149	1,347
Media	1,067	—	3	121	949
Transportation	1,386	—	5	171	1,220
Retail	1,212	—	4	146	1,070
Other (1)	2,355	—	10	131	2,234
Total Corporate Securities	33,808	13	167	3,267	30,695
Residential mortgage-backed	409	6	11	60	354
Commercial mortgage-backed	1,601	—	2	126	1,477
Other asset-backed securities	4,817	1	7	272	4,551
Total Debt Securities	$47,122	$20	$188	$4,874	$42,416

(1) No single remaining industry exceeds 3% of the portfolio.

Item 2 | Management’s Discussion and Analysis | Investments

December 31, 2023	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,154	$—	$3	$845	$4,312
Other government securities	1,622	—	1	221	1,402
Corporate securities
Utilities	5,598	—	42	513	5,127
Energy	2,946	—	24	272	2,698
Banking	2,204	1	23	148	2,078
Healthcare	2,985	—	20	338	2,667
Finance/Insurance	4,392	13	31	429	3,981
Technology/Telecom	2,058	1	10	191	1,876
Consumer goods	2,395	—	21	285	2,131
Industrial	1,609	—	14	112	1,511
Capital goods	1,838	—	14	127	1,725
Real estate	1,572	—	6	153	1,425
Media	1,082	—	4	109	977
Transportation	1,381	—	7	157	1,231
Retail	1,197	—	6	132	1,071
Other (1)	2,211	—	14	119	2,106
Total Corporate Securities	33,468	15	236	3,085	30,604
Residential mortgage-backed	422	6	12	53	375
Commercial mortgage-backed	1,569	—	1	147	1,423
Other asset-backed securities	4,830	—	6	309	4,527
Total Debt Securities	$47,065	$21	$259	$4,660	$42,643

(1) No single remaining industry exceeds 3% of the portfolio.

Evaluation of Available-For-Sale Debt Securities

See Note 4 - Investments of the Notes to Condensed Consolidated Financial Statements for information about how we evaluate our available-for-sale debt securities for credit loss.

Equity Securities

Equity securities consist of investments in common and preferred stock holdings and mutual fund investments. Common and preferred stock investments generally arise out of previous private equity investments or other settlements rather than direct investments. Mutual fund investments typically represent investments made in our own mutual funds to seed those structures for external issuance at a later date. The following table summarizes our holdings:

	March 31,	December 31,
	2024	2023
	(in millions)
Common Stock	$18	$17
Preferred Stock	182	175
Mutual Funds	22	202
Total	$222	$394

Item 2 | Management’s Discussion and Analysis | Investments
Mortgage Loans

At March 31, 2024, commercial mortgage loans were collateralized by properties located in 36 states, the District of Columbia, and Europe. Residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

The table below presents the carrying value, net of allowance of credit loss, of our mortgage loans by property type:

	March 31,	December 31,
	2024	2023
	(in millions)
Commercial:
Apartment	$3,077	$3,213
Hotel	870	870
Office	1,437	1,440
Retail	2,001	1,992
Warehouse	2,022	2,047
Total Commercial (1)	$9,407	$9,562
Residential (2)	947	1,001
Total	$10,354	$10,563

(1)    Net of an allowance for credit losses of $158 million and $160 million at March 31, 2024 and December 31, 2023, respectively.
(2)    Net of an allowance for credit losses of $4 million and $5 million at March 31, 2024 and December 31, 2023, respectively.

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	March 31,	December 31,
	2024	2023
	(in millions)
United States:
East North Central	$1,026	$1,024
East South Central	501	502
Middle Atlantic	1,496	1,481
Mountain	507	531
New England	277	287
Pacific	2,363	2,500
South Atlantic	2,158	2,147
West North Central	586	593
West South Central	975	992
Total United States	9,889	10,057
Foreign	465	506
Total	$10,354	$10,563

Item 2 | Management’s Discussion and Analysis | Investments
The following table provides information about the credit quality of our mortgage loans:

	March 31,	December 31,
	2024	2023
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$8,475	$8,604
70% - 80%	659	711
80% - 100%	158	196
Greater than 100%	115	51
Total	9,407	9,562

Residential mortgage loans
Performing	847	911
Nonperforming (1)	100	90
Total	947	1,001

Total mortgage loans	$10,354	$10,563

(1) As of March 31, 2024 and December 31, 2023, includes $23 million and $22 million of loans purchased when the loans were greater than 90 days delinquent and $4 million and $5 million of loans in process of foreclosure, respectively, and are supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	March 31,
	2024	2023
	(in millions)
Balance at beginning of year	$165	$95
Provision (release)	(3)	51
Balance at end of period	$162	$146

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment. No accrued interest was written off as of March 31, 2024 and 2023, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The following table provides information about our impaired residential mortgage loans (in millions):

	March 31, 2024	December 31, 2023
Recorded investment	$23	$24
Unpaid principal balance	26	27
Related loan allowance	1	1
Average recorded investment	21	19
Investment income recognized	—	1

Derivative Instruments

Note 5 – Derivative Instruments of the Notes to Condensed Consolidated Financial Statements presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments as of March 31, 2024 and December 31, 2023.

Item 2 | Management’s Discussion and Analysis | Investments
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

Policy and Contract Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the Condensed Consolidated Financial Statements in conformity with U.S. GAAP. For more details on Policyholder Liabilities, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our 2023 Annual Report.

Our policy and contract liabilities includes separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of March 31, 2024, 90% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 7% were in our Closed Life and Annuity Blocks segment.

The tables below represents a breakdown of our policy and contract liabilities:

March 31, 2024	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$230,479	$—	$7,991	$(4,226)	$234,244
RILA (1)	—	—	6,644	3	6,647
Fixed Annuities	—	—	9,350	1	9,351
Fixed Index Annuities (2)	—	—	9,923	33	9,956
Payout Annuities	—	1,092	851	—	1,943
Other Annuities	213	—	—	—	213
Total Retail Annuities	230,692	1,092	34,759	(4,189)	262,354
Total Institutional Products	—	—	7,825	—	7,825
Total Closed Life and Annuity Blocks	81	9,060	12,146	7	21,294
Total Policy and Contract Liabilities	230,773	10,152	54,730	(4,182)	291,473
Claims payable and other	—	1,433	167	—	1,600
Total	$230,773	$11,585	$54,897	$(4,182)	$293,073

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities

December 31, 2023	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$219,381	$—	$8,396	$(2,000)	$225,777
RILA (1)	—	—	5,219	3	5,222
Fixed Annuities	—	—	9,736	1	9,737
Fixed Index Annuities (2)	—	—	10,243	37	10,280
Payout Annuities	—	1,090	860	—	1,950
Other Annuities	198	—	—	—	198
Total Retail Annuities	219,579	1,090	34,454	(1,959)	253,164
Total Institutional Products	—	—	8,406	—	8,406
Total Closed Life and Annuity Blocks	77	9,362	12,291	7	21,737
Total Policy and Contract Liabilities	219,656	10,452	55,151	(1,952)	283,307
Claims payable and other	—	1,446	168	—	1,614
Total	$219,656	$11,898	$55,319	$(1,952)	$284,921

(1) Includes the embedded derivative liabilities in other contract holder funds related to RILA of $1,703 million and $1,224 million at March 31, 2024 and December 31, 2023, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity in other contract holder funds of $865 million and $866 million at March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024:

•$230.8 billion or 79% of our policy and contract liabilities were backed by separate account assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets.
•$42.9 billion of our policy and contract liabilities were backed by our investment portfolio.
•$17.8 billion of our policy and contract liabilities were reinsured by Athene and backed by funds withheld assets.

As of March 31, 2024, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers.

As of March 31, 2024, 94% of fixed annuity, fixed-indexed annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed index annuities and fixed annuities.

See Note 9 - Reserves for Future Policy Benefits and Claims Payable, Note 10 - Other Contract Holder Funds, Note 11 - Separate Account Assets and Liabilities, and Note 12 - Market Risk Benefits of the Notes to Condensed Consolidated Financial Statements for additional discussion on accounting policies around Reserves for future policy benefits and claims payable, Other contract holder funds, Separate account assets and liabilities and MRBs.

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

The discussion below describes our liquidity and capital resources for the three months ended March 31, 2024, and 2023.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$1,426	$1,461
Net cash provided by (used in) investing activities	(2,006)	(2,882)
Net cash provided by (used in) financing activities	433	(1,099)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(147)	(2,520)
Cash, cash equivalents, and restricted cash at beginning of period	2,691	4,301
Total cash, cash equivalents, and restricted cash at end of period	$2,544	$1,781

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

Cash flows provided by (used in) operating activities were in line with prior year with $1,426 million for the three months ended March 31, 2024 from $1,461 million for the three months ended March 31, 2023.

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

Cash flows provided by (used in) investing activities increased $876 million to $(2,006) million during the three months ended March 31, 2024 from $(2,882) million during the three months ended March 31, 2023. This increase was driven by lower outflows related to our hedging program for derivative settlements and collateral.

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

Cash flows provided by (used in) financing activities increased $1,532 million to $433 million during the three months ended March 31, 2024 from $(1,099) million during the three months ended March 31, 2023. This increase was primarily due to higher proceeds from repurchase agreements in 2024 partially offset by the proceeds we received in the prior year from the issuance of our preferred stock.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, and statutory reserve items) and model-based components. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of March 31, 2024, our insurance companies were well in excess of the minimum required capital levels.

With the execution of the Brooke Re transaction in the first quarter of 2024, we are able to largely moderate the impact of the cash surrender value floor going forward. In the past, our statutory TAC (total adjusted capital) may have been negatively impacted by minimum required reserving levels (i.e., cash surrender value floor) when reserve releases were limited and unable to offset losses from our hedging program.

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

Delaware law requires that dividends be paid, and stock repurchases made only out of “surplus,” which is defined as the fair market value of our net assets, minus our stated capital; or out of the current or the immediately preceding year’s earnings. JFI is a holding company and has no direct operations. All of our business operations are conducted through our subsidiaries. Any dividends we pay, or stock repurchases we make will depend upon the funds legally available for distribution, including dividends or distributions from our subsidiaries to us. The states in which our insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to their parent companies. These restrictions are based in part on the prior year’s statutory income and surplus, as well as earned surplus. Such restrictions, or any future restrictions adopted by the states in which our insurance subsidiaries are domiciled, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable by our subsidiaries without affirmative approval of state regulatory authorities. See “Risk Factors—Risks relating to Financing and Liquidity - As a holding company, Jackson Financial depends on the ability of its subsidiaries to pay dividends and make other distributions to meet its obligations and liquidity needs, including servicing debt, dividend payments and stock repurchases” in our 2023 Annual Report.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
On March 13, 2023, the Company issued and sold depositary shares representing interests in our Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. After underwriting discounts and expenses, we received net proceeds of approximately $533 million. See Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements for more information.

During the first quarter of 2024, we paid a cash dividend of $0.50 per depositary share and $0.70 per share on JFI's preferred and common stock totaling $11 million and $56 million, respectively. On May 2, 2024, our Board of Directors approved a second quarter cash dividend on JFI's common stock, $0.70 per share, payable on June 20, 2024, to shareholders of record on June 6, 2024. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on July 1, 2024, to shareholders of record at the close of business on June 6, 2024.

We repurchased a total of 2,157,372 shares of common stock for an aggregate purchase price of $116 million in the three months ended March 31, 2024, which were funded with cash on hand.

See Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements in this report for further information on dividends to shareholders and share repurchases.

As of March 31, 2024, Jackson Financial has recorded an estimated liability balance of $74 million ($374 million at a consolidated level) for the provision of the Federal corporate alternative minimum tax ("CAMT") based on the Company’s interpretation of available guidance with an offsetting deferred tax asset for the credit carryover.

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

For 2024, Jackson and Brooke Life have total ordinary dividend capacity, based on 2023 statutory capital and surplus and statutory net gain from operations, subject to the availability of earned surplus, of $464 million and $371 million, respectively. Brooke Life, as the sole owner of our other insurance company subsidiaries, including Jackson and Jackson National Life NY, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial. As such, Jackson Financial’s ability to receive dividend payments from our insurance company subsidiaries is effectively limited by Brooke Life’s ability to make dividend payments to Jackson Financial.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
In the first quarter of 2024, Jackson remitted a $1,920 million return of capital to its parent company, Brooke Life. Brooke Life subsequently made a $1,870 million capital contribution to its subsidiary, Brooke Re. In addition, for the three months ended March 31, 2024, Brooke Life paid $45 million of interest associated with the $2 billion surplus note between Brooke Life and Jackson Finance, LLC ("Jackson Finance"), a subsidiary of Jackson Financial.

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

Liquidity requirements are principally for purchases of new investments, management of derivative-related margin requirements, repayment of principal and interest on debt, payments of interest on surplus notes, funding of insurance product liabilities including payments for policy benefits, surrenders, maturities and new policy loans, funding of expenses including payment of commissions, operating expenses and taxes. As of March 31, 2024, Jackson’s outstanding surplus notes and bank debt included $53 million of bank loans from the Federal Home Loan Bank of Indianapolis ("FHLBI"), collateralized by mortgage-related securities and mortgage loans and $250 million of surplus notes maturing in 2027.

Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are managed in accordance with our hedging and risk management program. Our cash flows associated with collateral received from counterparties and posted with counterparties fluctuates with changes in the market value of the underlying derivative contract and/or the market value of the collateral. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Collateral posting requirements can result in material liquidity needs for our insurance subsidiaries. As of March 31, 2024, we were in a net collateral payable position of $92 million, which is down from $780 million as of December 31, 2023.

Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements, including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of March 31, 2024, approximately half of Jackson’s general account reserves are not surrenderable, included surrender charges greater than 5%, or included market value adjustments to discourage early withdrawal of policy and contract funds.

The liquidity sources for our insurance company subsidiaries are their cash, short-term investments, sales of publicly-traded bonds, insurance premiums, fees charged on our products, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of a short-term borrowing facility with the FHLBI.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources

Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of March 31, 2024, the portfolio of cash, short-term investments and privately and publicly traded securities and equities that are unencumbered and unrestricted to sale, amounted to $20.2 billion.

Our Indebtedness

Senior Notes

In November 2021 and June 2022, the Company issued an aggregate of $2,350 million principal amount of its senior notes, shown as Long-term debt on the Condensed Consolidated Balance Sheets. The proceeds of the note issuances were used, together with cash on hand, to retire the Company’s previously outstanding term loans. $600 million of these notes matured on November 22, 2023, and were paid with cash on hand at maturity.

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

The credit agreement governing the 2023 Revolving Credit Facility contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). The credit agreement contains financial maintenance covenants, including a minimum adjusted consolidated net worth test of no less than 70% of our adjusted consolidated net worth as of September 30, 2022 (plus (to the extent positive) or minus (to the extent negative) 70% of the impact on such adjusted consolidated net worth resulting from the application of a one-time transition adjustment for the LDTI accounting change for insurance contracts, and plus 50% of the aggregate amount of any increase in adjusted consolidated net worth resulting from equity issuances by the Company and its consolidated subsidiaries after September 30, 2022) and a maximum consolidated indebtedness to total capitalization ratio test not to exceed 35%. We were in compliance with these covenants at March 31, 2024.

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

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5 million and $5 million for the three months ended March 31, 2024 and 2023.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources

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

Federal Home Loan Bank

Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of March 31, 2024 and December 31, 2023, Jackson held a bank loan with an outstanding balance of $53 million and $57 million, respectively.

Collateral Upgrade Transactions

During the three months ended March 31, 2024, Jackson executed certain paired repurchase and reverse repurchase transactions (“collateral upgrade” transactions) totaling $1.5 billion pursuant to master repurchase agreements with participating bank counterparties. Under these collateral upgrade transactions, the Company lends securities (e.g., corporate debt securities or other securities agreed upon between the parties) to bank counterparties in exchange for U.S. Treasury securities to that the Company then uses provide as collateral. The paired repurchase and reverse repurchase transactions are settled on a net basis in accordance with master netting agreements. As a result, there was no cash exchanged at initiation of these agreements. The paired transactions are reported net within the Condensed Consolidated Balance Sheets. These transactions do not have a stated maturity and require at least 150-days' notice prior to termination of the transaction.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
As of May 2, 2024, the financial strength ratings of our principal insurance subsidiaries were as follows:

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

Item 2 | Management’s Discussion and Analysis | Impact of Recent Accounting Pronouncements

Impact of Recent Accounting Pronouncements

For a complete discussion of new accounting pronouncements affecting us, see Note 2 of the Notes to Condensed Consolidated Financial Statements.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our Condensed Consolidated Financial Statements included elsewhere in this report. The most critical estimates are presented below.

The below critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in our 2023 Annual Report.

•reserves for future policy benefits and claims payable
•market risk benefits
•reinsurance
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

Item 3 | Quantitative and Qualitative Disclosures about Market Risk

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” previously disclosed in our 2023 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 16 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

We discuss in this report, in our 2023 Annual Report, and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements - Cautionary Language” included herein. There have been no material changes to our risk factors disclosed in our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
January 1, 2024 - January 31, 2024
Share repurchase program	546,778	$50.31	546,778	$273
Employee transactions (2)	—	N/A	N/A	N/A

February 1, 2024 - February 28, 2024
Share repurchase program	935,594	51.61	935,594	225
Employee transactions (2)	—	N/A	N/A	N/A

March 1, 2024 - March 31, 2024
Share repurchase program	675,000	59.53	675,000	185
Employee transactions (2)	73,952	58.96	N/A	N/A

Totals
Share repurchase program	2,157,372		2,157,372
Employee transactions (2)	73,952		N/A
	2,231,324		2,157,372

(1) As of May 2, 2024, the Company had remaining authorization to purchase $137 million of its common shares. For more information on common stock repurchases, see Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.
(2) Includes shares withheld pursuant to the terms of awards under the Company's 2021 Omnibus Incentive Plan to offset tax withholding obligations that occur upon vesting and release of shares, which are treated as share repurchases. The value of the shares withheld is the closing price of common stock of Jackson Financial Inc. on the date the relevant transaction occurs.

Item 5. Other Information.

During the three months ended March 31, 2024, the following trading plans were adopted or terminated by directors and officers of Jackson Financial. Any such contract, instruction or written plan for the purchase or sale of Jackson Financial’s securities is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) as defined under the securities laws.

NAME AND TITLE OF DIRECTOR OR OFFICER	DATE OF ADOPTION OF TRADING ARRANGEMENT	DURATION OF TRADING ARRANGEMENT (1)	# OF AGGREGATE SHARES TO BE SOLD PURSUANT TO THE PLAN
Scott Romine, President and CEO of Jackson National Life Distributors LLC, and Executive Vice President of Jackson	March 19, 2024	June 18, 2024 - September 30, 2024	22,000 shares of common stock

(1) In each case, a Rule 10b5-1 trading plan may also expire on such earlier date as all transactions under the Rule 10b5-1 trading plan are completed.

Item 6. Exhibits.

The following documents are filed as exhibits hereto:

Number	Description
10.1*†
Form of Notice of Award of Restricted Share Units and 2024 Restricted Share Unit Award Agreement between Jackson Financial Inc. and each of Carrie L. Chelko, Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten.

10.2*†
Form of Notice of Award of Performance Units and 2024 Performance Unit Award Agreement between Jackson Financial Inc. and each of Carrie L. Chelko, Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten.

10.3*†	Notice of Award of Restricted Share Units Retention Award and 2024 Restricted Share Unit Award Agreement Retention Award between Jackson Financial Inc. and Don W. Cummings.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: May 8, 2024	By:	/s/ Marcia Wadsten
Marcia Wadsten
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)