Form 10-Q
period 2024-06-30
Jackson Financial Inc.
filed 2024-08-07
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-40274
Jackson Financial Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0486152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Corporate Way, Lansing, Michigan	48951
(Address of principal executive offices)	(Zip Code)
(517) 381-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, Par Value $0.01 Per Share	JXN	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A	JXN PR A	New York Stock Exchange
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

As of August 1, 2024, there were 75,241,016 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
.
Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2024	2023
Assets	(Unaudited)
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $27 and $21 at June 30, 2024 and December 31, 2023, respectively (amortized cost: 2024 $45,300; 2023 $44,844)	$40,352	$40,422
Debt Securities, at fair value under fair value option	2,567	2,153
Debt Securities, trading, at fair value	72	68
Equity securities, at fair value	212	394
Mortgage loans, net of allowance for credit losses of $160 and $165 at June 30, 2024 and December 31, 2023, respectively	9,699	10,082
Mortgage loans, at fair value under fair value option	430	481
Policy loans (including $3,511 and $3,457 at fair value under the fair value option at June 30, 2024 and December 31, 2023, respectively)	4,439	4,399
Freestanding derivative instruments	226	390
Other invested assets	2,673	2,466
Total investments	60,670	60,855
Cash and cash equivalents	1,736	2,688
Accrued investment income	518	512
Deferred acquisition costs	12,066	12,302
Reinsurance recoverable, net of allowance for credit losses of $27 and $29 at June 30, 2024 and December 31, 2023, respectively	23,699	25,422
Reinsurance recoverable on market risk benefits, at fair value	121	149
Market risk benefit assets, at fair value	8,556	6,737
Deferred income taxes, net	768	640
Other assets	554	1,294
Separate account assets	229,088	219,656
Total assets	$337,776	$330,255
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$11,370	$11,898
Other contract holder funds	54,723	55,319
Market risk benefit liabilities, at fair value	3,890	4,785
Funds withheld payable under reinsurance treaties (including $3,683 and $3,626 at fair value under the fair value option at June 30, 2024 and December 31, 2023, respectively)	18,465	19,952
Long-term debt	2,034	2,037
Repurchase agreements and securities lending payable	1,797	19
Collateral payable for derivative instruments	116	780
Freestanding derivative instruments	900	1,210
Notes issued by consolidated variable interest entities, at fair value under fair value option (Note 4)	2,041	1,988
Other liabilities	3,068	2,277
Separate account liabilities	229,088	219,656
Total liabilities	327,492	319,921
Commitments, Contingencies, and Guarantees (Note 16)
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; 22,000 shares issued and outstanding at June 30, 2024 and December 31, 2023; liquidation preference $25,000 per share (See Note 19)	533	533
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 75,700,457 and 78,660,221 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (See Note 19)	1	1
Additional paid-in capital	6,007	6,005
Treasury stock, at cost; 18,780,549 and 15,820,785 shares at June 30, 2024 and December 31, 2023, respectively	(796)	(599)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(277) and $(178) at June 30, 2024 and December 31, 2023, respectively	(3,626)	(2,808)
Retained earnings	7,965	7,038
Total shareholders' equity	10,084	10,170
Noncontrolling interests	200	164
Total equity	10,284	10,334
Total liabilities and equity	$337,776	$330,255

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Fee income	$2,008	$1,913	$4,006	$3,801
Premiums	37	52	75	77
Net investment income:
Net investment income excluding funds withheld assets	463	390	927	790
Net investment income on funds withheld assets	285	252	555	559
Total net investment income	748	642	1,482	1,349
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(1,342)	(2,112)	(4,234)	(4,838)
Net gains (losses) on funds withheld reinsurance treaties	(214)	(134)	(415)	(807)
Total net gains (losses) on derivatives and investments	(1,556)	(2,246)	(4,649)	(5,645)
Other income	10	19	11	34
Total revenues	1,247	380	925	(384)

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	209	241	430	469
(Gain) loss from updating future policy benefits cash flow assumptions, net	(18)	10	(7)	24
Market risk benefits (gains) losses, net	(516)	(2,570)	(3,234)	(2,744)
Interest credited on other contract holder funds, net of deferrals and amortization	273	295	546	580
Interest expense	26	28	51	56
Operating costs and other expenses, net of deferrals	678	620	1,363	1,236
Amortization of deferred acquisition costs	277	291	555	584
Total benefits and expenses	929	(1,085)	(296)	205
Pretax income (loss)	318	1,465	1,221	(589)
Income tax expense (benefit)	36	245	137	(313)
Net income (loss)	282	1,220	1,084	(276)
Less: Net income (loss) attributable to noncontrolling interests	7	3	14	4
Net income (loss) attributable to Jackson Financial Inc.	275	1,217	1,070	(280)
Less: Dividends on preferred stock	11	13	22	13
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$264	$1,204	$1,048	$(293)

Earnings per share
Basic	$3.45	$14.58	$13.55	$(3.55)
Diluted	$3.43	$14.21	$13.44	$(3.55)

See Notes to Condensed Consolidated Financial Statements.

c
Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$282	$1,220	$1,084	$(276)

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment, net of tax expense (benefit) of: $(11) and $(34), for the three months ended June 30, 2024 and 2023, respectively, and $(14) and $58, for the six months ended June 30, 2024 and 2023, respectively.	(231)	(532)	(509)	436
Change in unrealized gains (losses) on securities with credit impairment, net of tax expense (benefit) of: $1 and $(1) for the three months ended June 30, 2024 and 2023, respectively, and $1 and $(3), for the six months ended June 30, 2024 and 2023, respectively.	5	(1)	5	(9)
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit) of $14 and $21 for the three months ended June 30, 2024 and 2023, respectively, and $32 and $(11), for the six months ended June 30, 2024 and 2023, respectively.	53	75	116	(39)
Change in non-performance risk on market risk benefits, net of tax expense (benefit) of $(7) and $(165) for the three months ended June 30, 2024 and 2023, respectively, and $(118) and $(105), for the six months ended June 30, 2024 and 2023, respectively.	(30)	(599)	(430)	(375)
Total other comprehensive income (loss)	(203)	(1,057)	(818)	13
Comprehensive income (loss)	79	163	266	(263)
Less: Comprehensive income (loss) attributable to noncontrolling interests	7	3	14	4
Comprehensive income (loss) attributable to Jackson Financial Inc.	$72	$160	$252	$(267)

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

						Accumulated
				Additional	Treasury	Other		Total	Non-
		Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
		Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of March 31, 2024		$533	$1	$6,005	$(713)	$(3,423)	$7,766	$10,169	$187	$10,356

Net income (loss)		—	—	—	—	—	275	275	7	282
Other comprehensive income (loss)		—	—	—	—	(203)	—	(203)	—	(203)
Change in equity of noncontrolling interests		—	—	—	—	.	—	—	6	6
Dividends on preferred stock		—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock		—	—	—	—	—	(54)	(54)	—	(54)
Purchase of treasury stock		—	—	—	(109)	—	—	(109)	—	(109)
Issuance of preferred stock		—	—	—	—	—	—	—	—	—
Share based compensation		—	—	2	26	—	(11)	17	—	17
Balances as of June 30, 2024		$533	$1	$6,007	$(796)	$(3,626)	$7,965	$10,084	$200	$10,284

						Accumulated
				Additional	Treasury	Other		Total	Non-
		Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
		Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of March 31, 2023		$533	$1	$6,070	$(510)	$(2,308)	$4,852	$8,638	$829	$9,467

Net income (loss)		—	—	—	—	—	1,217	1,217	3	1,220
Other comprehensive income (loss)		—	—	—	—	(1,057)	—	(1,057)	—	(1,057)
Change in equity of noncontrolling interests		—	—	—	—	—	—	—	(61)	(61)
Dividends on preferred stock		—	—	—	—	—	(13)	(13)	—	(13)
Dividends on common stock		—	—	—	—	—	(53)	(53)	—	(53)
Purchase of treasury stock		—	—	—	(94)	—	—	(94)	—	(94)
Issuance of preferred stock		—	—	—	—	—	—	—	—	—
Share based compensation		—	—	(73)	138	—	(51)	14	—	14
Balances as of June 30, 2023		$533	$1	$5,997	$(466)	$(3,365)	$5,952	$8,652	$771	$9,423

						Accumulated
				Additional	Treasury	Other		Total	Non-
		Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
		Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2023		$533	$1	$6,005	$(599)	$(2,808)	$7,038	$10,170	$164	$10,334

Net income (loss)		—	—	—	—	—	1,070	1,070	14	1,084
Other comprehensive income (loss)		—	—	—	—	(818)	—	(818)	—	(818)
Change in equity of noncontrolling interests		—	—	—	—	—	—	—	22	22
Dividends on preferred stock		—	—	—	—	—	(22)	(22)	—	(22)
Dividends on common stock		—	—	—	—	—	(110)	(110)	—	(110)
Purchase of treasury stock		—	—	—	(229)	—	—	(229)	—	(229)
Issuance of preferred stock		—	—	—	—	—	—	—	—	—
Share based compensation		—	—	2	32	—	(11)	23	—	23
Balances as of June 30, 2024	$1	$533	$1	$6,007	$(796)	$(3,626)	$7,965	$10,084	$200	$10,284

						Accumulated
				Additional	Treasury	Other		Total	Non-
		Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
		Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2022		$—	$1	$6,063	$(443)	$(3,378)	$6,403	$8,646	$732	$9,378

Net income (loss)		—	—	—	—	—	(280)	(280)	4	(276)
Other comprehensive income (loss)		—	—	—	—	13	—	13	—	13
Change in equity of noncontrolling interests		—	—	—	—	—	—	—	35	35
Dividends on preferred stock		—	—	—	—	—	(13)	(13)	—	(13)
Dividends on common stock		—	—	—	—	—	(107)	(107)	—	(107)
Purchase of treasury stock		—	—	—	(164)	—	—	(164)	—	(164)
Issuance of preferred stock		533	—	—	—	—	—	533	—	533
Share based compensation		—	—	(66)	141	—	(51)	24	—	24
Balances as of June 30, 2023		$533	$1	$5,997	$(466)	$(3,365)	$5,952	$8,652	$771	$9,423

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,084	$(276)

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	37	108
Net losses (gains) on derivatives	4,197	4,730
Net losses (gains) on funds withheld reinsurance treaties	415	807
Net (gain) loss on market risk benefits	(3,234)	(2,744)
(Gain) loss from updating future policy benefits cash flow assumptions, net	(7)	24
Interest credited on other contract holder funds, gross	546	580
Mortality, expense and surrender charges	(272)	(266)
Amortization of discount and premium on investments	(28)	(13)
Deferred income tax expense (benefit)	(30)	(300)
Share-based compensation	93	39
Change in:
Accrued investment income	(6)	(15)
Deferred acquisition costs	236	325
Funds withheld, net of reinsurance	202	177
Future policy benefits	(368)	(401)
Other assets and liabilities, net	39	(228)
Net cash provided by (used in) operating activities	2,904	2,547

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	5,259	5,125
Equity securities	193	180
Mortgage loans	767	1,362
Purchases of:
Debt securities	(5,940)	(4,514)
Equity securities	(5)	(6)
Mortgage loans	(333)	(657)
Settlements related to derivatives and collateral on investments	(3,468)	(4,659)
Other investing activities	(393)	365
Net cash provided by (used in) investing activities	(3,920)	(2,804)

(continued)
See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$8,760	$7,349
Withdrawals	(19,209)	(14,314)
Net transfers from (to) separate accounts	8,744	4,185
Proceeds from (payments on) repurchase agreements and securities lending	1,776	630
Net proceeds from (payments on) Federal Home Loan Bank notes	250	—
Payments on debt	(4)	(46)
Issuance of debt of consolidated investment entities	481	—
Repayments of debt of consolidated investment entities	(399)	—
Contributions from partners of consolidated investments	23	—
Dividends on common stock	(107)	(101)
Dividends on preferred stock	(22)	(13)
Purchase of treasury stock	(229)	(164)
Issuance of preferred stock	—	533
Net cash provided by (used in) financing activities	64	(1,941)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(952)	(2,198)

Cash, cash equivalents, and restricted cash at beginning of period	2,691	4,301
Total cash, cash equivalents, and restricted cash at end of period	$1,739	$2,103

Supplemental cash flow information
Income taxes paid (received)	$157	$—
Interest paid	$135	$99

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$36	$49
Other invested assets acquired from stock splits and stock distributions	$—	$181

Non-cash financing activities
Non-cash dividend equivalents on stock-based awards	$(3)	$(6)

Reconciliation to Condensed Consolidated Balance Sheets
Cash and cash equivalents	$1,736	$2,100
Restricted cash (included in Other assets)	3	3
Total cash, cash equivalents, and restricted cash	$1,739	$2,103

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

In the opinion of management, these Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. All material intercompany accounts and transactions have been eliminated in consolidation.

All prior period amounts have been conformed to the current period presentation, unless otherwise indicated below.

With the establishment of Brooke Re in the first quarter of 2024, the Company’s hedging program was enhanced to align hedging instruments more closely with market risk benefit reserves, which resulted in higher levels of interest rate hedging consistent with the economics of our business. In connection with this enhanced hedging approach, the Company reviewed its existing interest rate hedging instruments and determined that interest rate swaps that were historically used for duration management purposes should be recharacterized as supporting our hedging of variable annuity market risk benefits. Accordingly, effective January 1, 2024, the periodic settlements and change in settlement accruals on interest rate swaps are now classified as non-operating and excluded from pretax adjusted operating earnings. Prior period amounts have not been adjusted for this prospective recharacterization with respect to interest rate swaps.

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

Changes in Accounting Principles – Issued but Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures”, which requires a public entity to disclose its significant segment expenses regularly provided to the chief operating decision maker ("CODM") and the amount and composition of other segment items. It also requires a public entity to disclose the title and position of the CODM. The ASU allows a public entity to disclose multiple measurements of segment profit or loss if a CODM uses multiple measures to assess segment’s performance and allocate resources. This ASU also expands the current interim disclosure requirements to require that nearly all of the annual segment disclosures be made on an interim basis.

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

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which enhances annual income tax disclosures by requiring disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements in this ASU will be effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted, and are to be applied on a prospective basis with the option to apply retrospectively. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

3. Segment Information

The Company has three reportable segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Block. The Company reports in Corporate and Other, certain activities and items that are not included in these reportable segments, including the results of PPM Holdings, Inc., the holding company of PPM, which manages the majority of the Company’s general account investment portfolio. The reportable segments reflect how the Company’s chief operating decision maker views and manages the business. The following is a brief description of the Company’s reportable segments, plus its Corporate and Other segment.

Retail Annuities

The Company’s Retail Annuities segment offers a variety of retirement income and savings products through its diverse suite of products, consisting primarily of variable annuities, registered index-linked annuities ("RILA"), fixed index annuities, fixed annuities, and payout annuities. These products are distributed through various wirehouses, insurance brokers and independent broker-dealers, as well as through banks and financial institutions.

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

1.Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) changes in the fair value of freestanding derivatives used to manage the risk associated with market risk benefits and other guaranteed benefit features, excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; (iii) the movements in reserves, market risk benefits, guaranteed benefit features accounted for as embedded derivative instruments, and related claims and benefit payments; (iv) amortization of the balance of unamortized deferred acquisition costs, at January 1, 2021, the date of transition to current Long Duration Targeted Improvements ("LDTI") accounting guidance, associated with items excluded from pretax adjusted operating earnings prior to transition; and (v) the impact on the valuation of Guaranteed Benefits and Net Hedging Results arising from changes in underlying actuarial assumptions. We believe excluding these items removes the impact to both revenue and related expenses associated with Guaranteed Benefits and Net Hedging Results.

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

5.    Income taxes.

Set forth in the tables below is certain information with respect to the Company’s segments (in millions):

Three Months Ended June 30, 2024	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,102	$—	$112	$12	$1,226
Premiums	12	—	28	—	40
Net investment income	166	118	168	(1)	451
Other income	9	—	7	(6)	10
Total Operating Revenues	1,289	118	315	5	1,727

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	9	—	144	—	153
(Gain) loss from updating future policy benefits cash flow assumptions, net	(15)	—	(2)	—	(17)
Interest credited on other contract holder funds, net of deferrals and amortization	84	88	101	—	273
Interest expense	6	—	—	20	26
Operating costs and other expenses, net of deferrals	601	1	35	41	678
Amortization of deferred acquisition costs	139	—	2	—	141
Total Operating Benefits and Expenses	824	89	280	61	1,254

Pretax Adjusted Operating Earnings	$465	$29	$35	$(56)	$473

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Three Months Ended June 30, 2023	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,002	$—	$116	$13	$1,131
Premiums	6	—	49	—	55
Net investment income	92	102	161	7	362
Other income	10	—	6	3	19
Total Operating Revenues	1,110	102	332	23	1,567

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	12	—	154	—	166
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	—	11	—	11
Interest credited on other contract holder funds, net of deferrals and amortization	96	84	115	—	295
Interest expense	6	—	—	22	28
Operating costs and other expenses, net of deferrals	529	1	42	48	620
Amortization of deferred acquisition costs	139	—	3	—	142
Total Operating Benefits and Expenses	782	85	325	70	1,262

Pretax Adjusted Operating Earnings	$328	$17	$7	$(47)	$305

Six Months Ended June 30, 2024	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$2,185	$—	$224	$24	$2,433
Premiums	22	—	58	—	80
Net investment income	318	231	331	3	883
Other income	17	—	14	(20)	11
Total Operating Revenues	2,542	231	627	7	3,407

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	25	—	288	—	313
(Gain) loss from updating future policy benefits cash flow assumptions, net	(14)	—	6	—	(8)
Interest credited on other contract holder funds, net of deferrals and amortization	172	169	205	—	546
Interest expense	12	—	—	39	51
Operating costs and other expenses, net of deferrals	1,187	2	70	104	1,363
Amortization of deferred acquisition costs	276	—	4	—	280
Total Operating Benefits and Expenses	1,658	171	573	143	2,545

Pretax Adjusted Operating Earnings	$884	$60	$54	$(136)	$862

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Six Months Ended June 30, 2023	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,977	$—	$233	$26	$2,236
Premiums	10	—	72	—	82
Net investment income	207	188	328	25	748
Other income	19	—	10	5	34
Total Operating Revenues	2,213	188	643	56	3,100

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	(3)	—	317	—	314
(Gain) loss from updating future policy benefits cash flow assumptions, net	(2)	—	27	—	25
Interest credited on other contract holder funds, net of deferrals and amortization	194	160	226	—	580
Interest expense	12	—	—	44	56
Operating costs and other expenses, net of deferrals	1,051	2	81	102	1,236
Amortization of deferred acquisition costs	277	—	5	—	282
Total Operating Benefits and Expenses	1,529	162	656	146	2,493

Pretax Adjusted Operating Earnings	$684	$26	$(13)	$(90)	$607

Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income, between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson Financial and its subsidiaries to PPM, which were $20 million and $19 million for the three months ended June 30, 2024 and 2023, respectively, and $39 million and $37 million for the six months ended June 30, 2024 and 2023, respectively.

The following table summarizes the reconciling items from the non-GAAP measure of total operating revenues to the U.S. GAAP measure of total revenues attributable to the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total operating revenues	$1,727	$1,567	$3,407	$3,100
Fees attributed to guarantee benefit reserves	780	781	1,568	1,561
Net gains (losses) on derivatives and investments	(1,550)	(2,205)	(4,635)	(5,567)
Net investment income (loss) related to noncontrolling interests	7	3	14	4
Consolidated investments	(2)	(18)	16	(41)
Net investment income on funds withheld assets	285	252	555	559
Total revenues (1)	$1,247	$380	$925	$(384)

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
The following table summarizes the reconciling items from the non-GAAP measure of total operating benefits and expenses to the U.S. GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total operating benefits and expenses	$1,254	$1,262	$2,545	$2,493
Net (gain) loss on market risk benefits	(516)	(2,570)	(3,234)	(2,744)
Benefits attributed to guaranteed benefit features	55	74	118	154
Amortization of DAC related to non-operating revenues and expenses	136	149	275	302
Total benefits and expenses	$929	$(1,085)	$(296)	$205

The following table summarizes the reconciling items, from the non-GAAP measure of pretax adjusted operating earnings to the U.S. GAAP measure of net income attributable to the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pretax adjusted operating earnings	$473	$305	$862	$607
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Fees attributable to guarantee benefit reserves	780	781	1,568	1,561
Net movement in freestanding derivatives	(1,083)	(1,911)	(3,659)	(4,423)
Market risk benefits gains (losses), net	516	2,570	3,234	2,744
Net reserve and embedded derivative movements	(278)	(194)	(642)	(383)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(136)	(149)	(275)	(302)
Total Guaranteed benefits and net hedging results	(201)	1,097	226	(803)
Net realized investment gains (losses)	(30)	(40)	(37)	(108)
Net realized investment gains (losses) on funds withheld assets	(214)	(134)	(415)	(807)
Net investment income on funds withheld assets	285	252	555	559
Other items	(2)	(18)	16	(41)
Pretax income (loss) attributable to Jackson Financial Inc.	311	1,462	1,207	(593)
Income tax expense (benefit)	36	245	137	(313)
Net income (loss) attributable to Jackson Financial Inc.	275	1,217	1,070	(280)
Dividends on preferred stock	11	13	22	13
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$264	$1,204	$1,048	$(293)

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

Debt Securities

The following table sets forth the composition of the fair value of debt securities at June 30, 2024, and December 31, 2023, classified by rating categories as assigned by a nationally recognized statistical rating organization (a “rating agency”), the National Association of Insurance Commissioners (the “NAIC”), or if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by a rating agency when rating agencies ratings are not equivalent and, for purposes of the table, if not otherwise rated by a rating agency, the NAIC rating of a security is converted to an equivalent rating agency rating. At June 30, 2024 and December 31, 2023, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $352 million and $486 million, respectively.

	Percent of Total Debt Securities Carrying Value
	June 30, 2024	December 31, 2023
Investment Rating
U.S. government securities	9.0%	10.1%
AAA	6.3%	6.5%
AA	9.2%	9.0%
A	31.0%	31.5%
BBB	36.8%	35.9%
Investment grade	92.3%	93.0%
BB	3.8%	3.5%
B and below	3.9%	3.5%
Below investment grade	7.7%	7.0%
Total debt securities	100.0%	100.0%

At June 30, 2024 and December 31, 2023, the total carrying value of debt securities in an unrealized loss position consisted of:

	June 30, 2024	December 31, 2023
Investment grade securities	79%	77%
Below investment grade securities	2%	2%
Not rated securities	19%	21%

Unrealized losses on debt securities that were below investment grade or not rated were approximately 21% and 21% of the aggregate gross unrealized losses on available-for-sale debt securities at June 30, 2024 and December 31, 2023, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Corporate securities in an unrealized loss position were diversified across industries as follows (in millions, except percentages):

	June 30, 2024	December 31, 2023
Industries accounting for the largest percentage of corporate gross unrealized losses:
Utility	18%	17%
Financial Services	13%	14%
Largest unrealized loss related to a single corporate obligor	$53	$50

At June 30, 2024 and December 31, 2023, the amortized cost, allowance for credit loss ("ACL"), gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
June 30, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,780	$—	$—	$934	$3,846
Other government securities	1,571	—	—	255	1,316
Public utilities	5,697	—	26	618	5,105
Corporate securities	29,313	13	113	2,828	26,585
Residential mortgage-backed	426	6	11	70	361
Commercial mortgage-backed	1,641	—	2	125	1,518
Other asset-backed securities	4,511	8	8	251	4,260
Total debt securities	$47,939	$27	$160	$5,081	$42,991

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2023	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$5,154	$—	$3	$845	$4,312
Other government securities	1,622	—	1	221	1,402
Public utilities	5,598	—	42	513	5,127
Corporate securities	27,870	15	194	2,572	25,477
Residential mortgage-backed	422	6	12	53	375
Commercial mortgage-backed	1,569	—	1	147	1,423
Other asset-backed securities	4,830	—	6	309	4,527
Total debt securities	$47,065	$21	$259	$4,660	$42,643

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at June 30, 2024, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$2,691	$—	$—	$19	$2,672
Due after 1 year through 5 years	10,772	10	28	305	10,485
Due after 5 years through 10 years	12,388	3	59	1,023	11,421
Due after 10 years through 20 years	8,551	—	48	1,494	7,105
Due after 20 years	6,959	—	4	1,794	5,169
Residential mortgage-backed	426	6	11	70	361
Commercial mortgage-backed	1,641	—	2	125	1,518
Other asset-backed securities	4,511	8	8	251	4,260
Total	$47,939	$27	$160	$5,081	$42,991
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

As required by law in various states in which business is conducted, securities with a carrying value of $86 million and $91 million at June 30, 2024 and December 31, 2023, respectively, were on deposit with regulatory authorities.

Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans, as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
June 30, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$161	$3	$1	$20	$139
Alt-A	84	3	5	35	51
Subprime	6	—	4	—	10
Total non-agency RMBS	$251	$6	$10	$55	$200

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2023	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$164	$2	$1	$19	$144
Alt-A	71	3	5	20	53
Subprime	7	1	4	—	10
Total non-agency RMBS	$242	$6	$10	$39	$207

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	June 30, 2024			December 31, 2023
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$57	$537	18	$52	$306	11
Other government securities	1	36	9	1	51	9
Public utilities	22	686	84	11	287	32
Corporate securities	119	3,939	538	50	1,331	227
Residential mortgage-backed	5	66	29	2	48	45
Commercial mortgage-backed	18	235	23	—	46	6
Other asset-backed securities	28	665	57	27	707	55
Total temporarily impaired securities	$250	$6,164	758	$143	$2,776	385

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$877	$2,705	26	$793	$2,774	23
Other government securities	254	1,259	149	220	1,301	151
Public utilities	596	3,792	481	502	4,105	491
Corporate securities	2,709	15,837	2,076	2,522	17,457	2,207
Residential mortgage-backed	65	224	244	51	251	219
Commercial mortgage-backed	107	1,153	165	147	1,294	177
Other asset-backed securities	223	2,056	284	282	3,141	427
Total temporarily impaired securities	$4,831	$27,026	3,425	$4,517	$30,323	3,695

	Total			Total
	Gross			Gross
	Unrealized	Fair	# of	Unrealized	Fair	# of
	Losses	Value	securities (1)	Losses	Value	securities (1)
U.S. government securities	$934	$3,242	38	$845	$3,080	30
Other government securities	255	1,295	158	221	1,352	157
Public utilities	618	4,478	544	513	4,392	513
Corporate securities	2,828	19,776	2,488	2,572	18,788	2,355
Residential mortgage-backed	70	290	269	53	299	262
Commercial mortgage-backed	125	1,388	184	147	1,340	182
Other asset-backed securities	251	2,721	337	309	3,848	469
Total temporarily impaired securities	$5,081	$33,190	4,018	$4,660	$33,099	3,968
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of June 30, 2024 did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As of June 30, 2024, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. As described below, the Company performed analyses of the financial performance of the underlying issues in an unrealized loss position and determined that recovery of the entire amortized cost of each impaired security is expected.

Evaluation of Available-for-Sale Debt Securities for Credit Loss

For debt securities in an unrealized loss position, management first assesses whether the Company has the intent to sell, or whether it is more likely than not it will be required to sell, the security before the amortized cost basis is fully recovered. If either criterion is met, the amortized cost is written down to fair value through net gains (losses) on derivatives and investments as an impairment. If neither criterion is met, the securities are further evaluated to determine if the cause of the decline in fair value resulted from credit losses or other factors, such as estimates about issuer operations and future earnings potential.

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest of nil and nil was written off during the three and six months ended June 30, 2024 and 2023, respectively.

The roll-forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

Three Months Ended June 30, 2024	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at April 1, 2024	$—	$—	$—	$13	$6	$—	$1	$20
Additions for which credit loss was not previously recorded	—	—	—	—	—	—	—	—
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	7	7
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at June 30, 2024 (2)	$—	$—	$—	$13	$6	$—	$8	$27

Three Months Ended June 30, 2023	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at April 1, 2023	$—	$3	$—	$21	$5	$—	$—	$29
Additions for which credit loss was not previously recorded	—	—	—	1	—	—	—	1
Changes for securities with previously recorded credit loss	—	—	—	(1)	2	—	—	1
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	(14)	(1)	—	—	(15)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at June 30, 2023 (2)	$—	$3	$—	$7	$6	$—	$—	$16

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

Six Months Ended June 30, 2024	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2024	$—	$—	$—	$15	$6	$—	$—	$21
Additions for which credit loss was not previously recorded	—	—	—	—	—	—	1	1
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	7	7
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	(2)	—	—	—	(2)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at June 30, 2024 (2)	$—	$—	$—	$13	$6	$—	$8	$27

Six Months Ended June 30, 2023	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2023	$—	$2	$—	$15	$6	$—	$—	$23
Additions for which credit loss was not previously recorded	—	—	—	33	—	—	—	33
Changes for securities with previously recorded credit loss	—	1	—	(1)	2	—	—	2
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	(23)	(2)	—	—	(25)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	(17)	—	—	—	(17)
Balance at June 30, 2023 (2)	$—	$3	$—	$7	$6	$—	$—	$16

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $425 million and $429 million as of June 30, 2024 and 2023, respectively, and was excluded from the determination of credit losses for the three and six months ended June 30, 2024 and 2023.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Debt securities (1)	$394	$338	$798	$720
Equity securities	1	9	3	(1)
Mortgage loans	82	78	165	154
Policy loans	16	16	33	33
Limited partnerships	45	(38)	86	(1)
Other investment income	45	22	84	50
Total investment income excluding funds withheld assets	583	425	1,169	955
Investment expenses (2)(3)	(120)	(35)	(242)	(165)
Net investment income excluding funds withheld assets	463	390	927	790
Net investment income on funds withheld assets (see Note 8)	285	252	555	559
Net investment income	$748	$642	$1,482	$1,349
(1) Includes changes in fair value gains (losses) on trading securities and includes $(3) million and $22 million for the three and six months ended June 30, 2024, respectively, and $(35) million and $(8) million for the three and six months ended June 30, 2023, respectively, related to the change in fair value for securities carried under the fair value option.
(2) In the first quarter of 2024, interest costs principally associated with repurchase agreements and cash collateral were reclassified from interest expense to net investment income. All prior period amounts have been conformed to current period presentation.
(3) Includes expenses from consolidated variable interest entities, which includes changes in fair value of notes issued by those entities, of $(48) million and $(106) million for the three and six months ended June 30, 2024, respectively, and $19 million and $(72) million for the three and six months ended June 30, 2023, respectively.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $(1) million and $(8) million, for the three months ended June 30, 2024, and 2023, respectively, and $6 million and $(22) million, for the six months ended June 30, 2024 and 2023, respectively.

Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Available-for-sale securities
Realized gains on sale	$4	$2	$17	$6
Realized losses on sale	(31)	(18)	(112)	(43)
Credit loss income (expense)	—	—	—	(11)
Credit loss income (expense) on mortgage loans	2	(13)	(2)	(60)
Other (1)	(5)	(11)	60	—
Net gains (losses) excluding derivatives and funds withheld assets	(30)	(40)	(37)	(108)
Net gains (losses) on derivative instruments (see Note 5)	(1,312)	(2,072)	(4,197)	(4,730)
Net gains (losses) on derivatives and investments	(1,342)	(2,112)	(4,234)	(4,838)

Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	(214)	(134)	(415)	(807)
Total net gains (losses) on derivatives and investments	$(1,556)	$(2,246)	$(4,649)	$(5,645)

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

The aggregate fair value of securities sold at a loss for the three and six months ended June 30, 2024 was $625 million and $1,895 million, which was approximately 95% and 93% of book value, respectively. The aggregate fair value of securities sold at a loss for the three and six months ended June 30, 2023 was $356 million and $2,153 million, which was approximately 93% and 96% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $1.2 billion and $2.9 billion during the three and six months ended June 30, 2024, respectively, and $1.3 billion and $3.3 billion during the three and six months ended June 30, 2023, respectively.

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

•The Company funds affiliated LLCs to facilitate the issuance of collateralized loan obligations ("CLOs"). In December 2023, a consolidated CLO expanded its issuance by $97 million, net of the Company’s holding, which was not reflected in the Company's Consolidated Balance Sheet as of December 31, 2023 due to the reporting lag. In June 2024, a consolidated VIE issued $369 million par, net of the Company's holding, of a collateralized loan obligation. The Company's policy is to record the consolidation of VIEs on a one-month lag due to the timing of when information is available from the VIE. Therefore, the VIE's issuance of this CLO is not reflected in the Company’s Consolidated Balance Sheet as of June 30, 2024, but would not materially impact the financial position of the Company as a result of the offsetting changes to assets and liabilities.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Asset and liability information for the consolidated VIEs included on the Condensed Consolidated Balance Sheets are as follows (in millions):

	June 30, 2024	December 31, 2023
Assets
Debt securities, at fair value under fair value option	$2,409	$2,037
Debt securities, trading	72	68
Equity securities	6	7
Other invested assets	505	396
Cash and cash equivalents	112	93
Other assets	59	49
Total assets	$3,163	$2,650

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$2,041	$1,988
Other liabilities	428	98
Total other liabilities	2,469	2,086
Securities lending payable	1	2
Total liabilities	$2,470	$2,088

Equity
Noncontrolling interests	$200	$164

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

•The Company invests in certain LPs and LLCs. The carrying amounts of the Company’s investments in these LPs and LLCs are recognized in other invested assets on the Condensed Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 16 of the Notes to Condensed Consolidated Financial Statements. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to the LPs/LLCs, which was $2,666 million and $2,576 million as of June 30, 2024 and December 31, 2023, respectively. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

•The Company invests in certain mutual funds. Mutual funds are recognized in equity securities on the Condensed Consolidated Balance Sheets and were $22 million and $21 million as of June 30, 2024 and December 31, 2023, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Commercial and Residential Mortgage Loans

The following table shows commercial mortgage loans, residential mortgage loans, and the respective accrued interest thereon at June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024	December 31, 2023
Commercial mortgage loans (1)	$9,228	$9,562
Accrued interest receivable on commercial mortgage loans	37	39
Residential mortgage loans (2)	901	1,001
Accrued interest receivable on residential mortgage loans	7	7
(1) Net of an allowance for credit losses of $155 million and $160 million at each date, respectively.
(2) Net of an allowance for credit losses of $5 million and $5 million at each date, respectively.

At June 30, 2024, commercial mortgage loans were collateralized by properties located in 36 states, the District of Columbia, and Europe, while residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table provides the change in the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended June 30, 2024	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at April 1, 2024	$30	$6	$73	$27	$17	$5	$4	$162
Charge offs, net of recoveries	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(3)	(1)	(3)	—	2	2	1	(2)
Balance at June 30, 2024 (1) (2)	$27	$5	$70	$27	$19	$7	$5	$160

Three Months Ended June 30, 2023	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at April 1, 2023	$18	$19	$67	$21	$11	$3	$7	$146
Charge offs, net of recoveries	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(2)	(12)	24	4	1	—	1	16
Balance at June 30, 2023 (1) (2)	$16	$7	$91	$25	$12	$3	$8	$162

Six Months Ended June 30, 2024	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2024	$28	$4	$78	$27	$17	$6	$5	$165
Charge offs, net of recoveries	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(1)	1	(8)	—	2	1	—	(5)
Balance at June 30, 2024 (1) (2)	$27	$5	$70	$27	$19	$7	$5	$160

Six Months Ended June 30, 2023	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2023	$16	$20	$15	$21	$16	$3	$4	$95
Charge offs, net of recoveries	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	—	(13)	76	4	(4)	—	4	67
Balance at June 30, 2023 (1) (2)	$16	$7	$91	$25	$12	$3	$8	$162

(1) Accrued interest receivable totaled $44 million and $44 million as of June 30, 2024 and 2023, respectively, and was excluded from the determination of credit losses.
(2) Accrued interest amounting to $1 million and $2 million were written off as of June 30, 2024 and 2023, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.
The following table provides information about our impaired residential mortgage loans (in millions):

	June 30, 2024	December 31, 2023
Recorded investment	$35	$24
Unpaid principal balance	39	27
Related loan allowance	2	1
Average recorded investment	26	19
Investment income recognized	—	1

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following tables provide information about the credit quality with vintage year and category of mortgage loans (dollars in millions):

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$167	$663	$781	$864	$586	$5,240	$4	$8,305	90%
70% - 80%	—	24	99	159	119	107	—	508	5%
80% - 100%	—	—	63	175	—	126	—	364	4%
Greater than 100%	—	—	—	—	27	24	—	51	1%
Total commercial mortgage loans	167	687	943	1,198	732	5,497	4	9,228	100%

Debt service coverage ratios:
Greater than 1.20x	167	531	651	876	695	5,146	4	8,070	87%
1.00x - 1.20x	—	148	216	322	37	262	—	985	11%
Less than 1.00x	—	8	76	—	—	89	—	173	2%
Total commercial mortgage loans	167	687	943	1,198	732	5,497	4	9,228	100%

Residential mortgage loans
Performing	39	168	65	129	32	362	—	795	88%
Nonperforming	—	9	55	10	6	26	—	106	12%
Total residential mortgage loans	39	177	120	139	38	388	—	901	100%

Total mortgage loans	$206	$864	$1,063	$1,337	$770	$5,885	$4	$10,129	100%

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$659	$800	$937	$653	$1,251	$4,300	$4	$8,604	90%
70% - 80%	24	138	325	122	61	41	—	711	7%
80% - 100%	—	25	—	37	41	93	—	196	2%
Greater than 100%	—	—	26	—	22	3	—	51	1%
Total commercial mortgage loans	683	963	1,288	812	1,375	4,437	4	9,562	100%

Debt service coverage ratios:
Greater than 1.20x	546	611	932	667	1,302	4,189	4	8,251	86%
1.00x - 1.20x	129	277	356	145	30	191	—	1,128	12%
Less than 1.00x	8	75	—	—	43	57	—	183	2%
Total commercial mortgage loans	683	963	1,288	812	1,375	4,437	4	9,562	100%

Residential mortgage loans
Performing	193	136	155	36	30	361	—	911	91%
Nonperforming	3	41	10	7	3	26	—	90	9%
Total residential mortgage loans	196	177	165	43	33	387	—	1,001	100%

Total mortgage loans	$879	$1,140	$1,453	$855	$1,408	$4,824	$4	$10,563	100%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

	June 30, 2024
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$2,640	$—	$—	$—	$2,640
Hotel	807	—	—	—	807
Office	1,276	40	3	—	1,319
Retail	1,817	—	—	—	1,817
Warehouse	1,966	—	—	—	1,966
Other	679	—	—	—	679
Total commercial	9,185	40	3	—	9,228
Residential (2)	795	—	71	35	901
Total	$9,980	$40	$74	$35	$10,129

	December 31, 2023
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$2,841	$—	$—	$—	$2,841
Hotel	767	—	—	—	767
Office	1,379	—	—	—	1,379
Retail	1,864	—	—	—	1,864
Warehouse	2,016	—	—	—	2,016
Other	695	—	—	—	695
Total commercial	9,562	—	—	—	9,562
Residential (2)	911	—	66	24	1,001
Total	$10,473	$—	$66	$24	$10,563
(1)     At June 30, 2024 and December 31, 2023, includes mezzanine and bridge loans in good standing of $361 million and $368 million in the Apartment category, $27 million and $21 million in the Hotel category, $139 million and $171 million in the Office category, $32 million and $32 million in the Retail category, $295 million and $287 million in the Warehouse category, and $23 million and $48 million in the Other category, respectively. At June 30, 2024 and December 31, 2023, includes restructured mezzanine and bridge loans of $23 million and nil in the Office category.
(2)    At June 30, 2024 and December 31, 2023, includes $20 million and $22 million of loans purchased when the loans were greater than 90 days delinquent and $4 million and $5 million of loans in process of foreclosure, are supported with insurance or other guarantees provided by various governmental programs, respectively.

The following table provides information about the mortgage loans modified during the periods indicated to borrowers experiencing financial difficulty (dollars in millions):

Term Extension
	Amortized Cost Basis	Percent of Total Class
Three Months Ended June 30, 2024
Commercial mortgage loans	$—	—%

Three Months Ended June 30, 2023
Commercial mortgage loans	$—	—%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

	Term Extension
	Amortized Cost Basis	Percent of Total Class
Six Months Ended June 30, 2024
Commercial mortgage loans	$23	0.25%

Six Months Ended June 30, 2023
Commercial mortgage loans	$—	—%
The following table describes the financial effect of the modifications made to the loans noted above:

Term Extension
Financial Effect

Six Months Ended June 30, 2024
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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in millions):

	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
June 30, 2024
Commercial mortgage loans	$40	$—	$—

June 30, 2023
Commercial mortgage loans	$—	$—	$—

As of June 30, 2024 and 2023, stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $31 million and $3 million, respectively.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At June 30, 2024 and December 31, 2023, $3.5 billion and $3.5 billion of these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At June 30, 2024 and December 31, 2023, the Company had $0.9 billion and $0.9 billion, respectively, of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Other Invested Assets

Other invested assets primarily include investments in Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock, limited partnerships (“LPs”), and real estate. FHLBI capital stock is carried at cost and adjusted for any impairment. At June 30, 2024 and December 31, 2023, FHLB capital stock had a carrying value of $115 million and $108 million, respectively. Real estate is carried at the lower of depreciated cost or fair value and real estate occupied by the Company is carried at depreciated cost. At June 30, 2024 and December 31, 2023, real estate totaling $225 million and $226 million, respectively, included foreclosed properties with a book value of $6 million and $6 million at June 30, 2024 and December 31, 2023, respectively. Carrying values for LP investments are generally determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At June 30, 2024 and December 31, 2023, investments in LPs had carrying values of $2.3 billion and $2.1 billion, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of June 30, 2024 and December 31, 2023, the estimated fair value of loaned securities was $15 million and $19 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At June 30, 2024 and December 31, 2023, cash collateral received in the amount of $15 million and $19 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Condensed Consolidated Balance Sheets.

At June 30, 2024 and December 31, 2023, the outstanding repurchase agreement balance was $1.8 billion and nil, collateralized with U.S. Treasury securities and corporate securities, of which $1.8 billion and nil maturing within 30 days, and was included within repurchase agreements and securities lending payable in the Condensed Consolidated Balance Sheets.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $22 million and $41 million for the three and six months ended June 30, 2024, respectively, and $17 million and $25 million for the three and six months ended June 30, 2023, respectively, and is included within net investment income.

Collateral Upgrade Transactions

During the six months ended June 30, 2024, Jackson executed certain paired repurchase and reverse repurchase transactions (“collateral upgrade” transactions) totaling $1.5 billion pursuant to master repurchase agreements with participating bank counterparties. Under these collateral upgrade transactions, the Company lends securities (e.g., corporate debt securities or other securities agreed upon between the parties) to bank counterparties in exchange for U.S. Treasury securities that the Company then uses to provide as collateral. The paired repurchase and reverse repurchase transactions are settled on a net basis in accordance with master netting agreements. As a result, there was no cash exchanged at initiation of these agreements. The paired transactions are reported net within the Condensed Consolidated Balance Sheets. These transactions do not have a stated maturity and require at least 150-days' notice prior to termination.

At June 30, 2024 and December 31, 2023, the fair value of the U.S. treasuries received was $1.5 billion and nil, collateralized with corporate securities with a fair value of $1.6 billion and nil. Subsequently, the Company provided these U.S. Treasury securities as collateral for derivative trades, and they are included as part of the derivative collateral disclosures.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Gross interest income of $21 million and nil and gross interest expense of $23 million and nil for the three months ended June 30, 2024, and 2023, respectively, and gross interest income of $33 million and nil and gross interest expense of $36 million and nil for the six months ended June 30, 2024 and 2023, respectively, are included within net investment income.

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

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	June 30, 2024
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,687	$114	$134	$(20)
Equity index futures (2)	28,195	—	—	—
Equity index put options	11,000	55	—	55
Interest rate swaps	5,978	4	179	(175)
Put-swaptions	5,500	—	555	(555)
Interest rate futures (2)	32,792	—	—	—
Total return swaps	1,853	—	16	(16)
Total freestanding derivatives	87,005	173	884	(711)
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	858	(858)
Registered index linked annuity embedded derivatives (3)	N/A	—	2,124	(2,124)
Total embedded derivatives	N/A	—	2,982	(2,982)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	17	1	16
Cross-currency forwards	1,134	36	15	21
Funds withheld embedded derivative (4)	N/A	2,522	—	2,522
Total derivatives related to funds withheld under reinsurance treaties	1,292	2,575	16	2,559
Total	$88,297	$2,748	$3,882	$(1,134)

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$17	$—	$(42)	$(26)
Equity index call options	—	256	—	92
Equity index futures	(260)	(822)	(1,163)	(2,707)
Equity index put options	(78)	(645)	(192)	(1,407)
Interest rate swaps	(27)	(118)	(101)	(52)
Interest rate swaps - cleared	—	(26)	—	(10)
Put-swaptions	(156)	(400)	(633)	173
Interest rate futures	(535)	(95)	(1,345)	(401)
Total return swaps	(51)	(102)	(198)	(163)
Fixed index annuity embedded derivatives	(11)	(2)	(12)	(4)
Registered index linked annuity embedded derivatives	(211)	(118)	(511)	(225)
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	(1,312)	(2,072)	(4,197)	(4,730)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	2	(3)	3	(2)
Cross-currency forwards	3	(11)	16	(21)
Funds withheld embedded derivative	25	113	54	(257)
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	30	99	73	(280)
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$(1,282)	$(1,973)	$(4,124)	$(5,010)

All the Company’s trade agreements for freestanding, over-the-counter derivatives, contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit. At June 30, 2024 and December 31, 2023, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $125 million and $117 million, respectively, and held collateral was $116 million and $841 million, respectively, related to these agreements. At June 30, 2024 and December 31, 2023, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $799 million and $937 million, respectively, and provided collateral was $924 million and $751 million, respectively, related to these agreements. If all the downgrade provisions had been triggered at June 30, 2024 and December 31, 2023, in aggregate, the Company would have had to disburse nil and $910 million, respectively, and would have been allowed to claim $134 million and nil, respectively.

The Company pledged collateral of $2,149 million and $2,616 million as of June 30, 2024 and December 31, 2023, respectively, for initial margin related to uncleared margin for over-the-counter derivatives and exchange-traded futures. Variation margin on exchange traded futures is settled through the netting of cash paid/received for variation margin against the fair value of the trades.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	June 30, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative assets	$226	$—	$226	$101	$115	$—	$10
Financial Liabilities:
Freestanding derivative liabilities	$900	$—	$900	$101	$—	$791	$8
Securities loaned	15	—	15	—	15	—	—
Repurchase agreements	1,782	—	1,782	—	—	1,782	—
Repurchase agreements - collateral upgrade	1,487	(1,487)	—	—	—	—	—
Total financial liabilities	$4,184	$(1,487)	$2,697	$101	$15	$2,573	$8

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

In the above tables, the amounts of assets or liabilities presented in the Company’s Condensed Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative liabilities of $2,982 million and $2,090 million as of June 30, 2024 and December 31, 2023, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative asset (liability) of $2,522 million and $2,468 million at June 30, 2024 and December 31, 2023.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
6. Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$42,991	$42,991	$42,643	$42,643
Equity securities	212	212	394	394
Mortgage loans (1)	10,129	9,530	10,563	9,994
Limited partnerships	2,333	2,333	2,132	2,132
Policy loans (1)	4,439	4,439	4,399	4,399
Freestanding derivative instruments	226	226	390	390
FHLBI capital stock	115	115	108	108
Cash and cash equivalents	1,736	1,736	2,688	2,688
Reinsurance recoverable on market risk benefits	121	121	149	149
Market risk benefit assets	8,556	8,556	6,737	6,737
Separate account assets	229,088	229,088	219,656	219,656

Liabilities
Annuity reserves (2)	36,035	36,187	35,251	33,678
Market risk benefit liabilities	3,890	3,890	4,785	4,785
Reserves for guaranteed investment contracts (3)	643	621	700	674
Trust instruments supported by funding agreements (3)	4,644	4,517	5,756	5,601
FHLB funding agreements (3)	2,012	1,974	1,950	1,893
Funds withheld payable under reinsurance treaties (1)	18,465	18,465	19,952	19,952
Long-term debt	2,034	1,827	2,037	1,851
Securities lending payable	15	15	19	19
Freestanding derivative instruments	900	900	1,210	1,210
Notes issued by consolidated VIEs	2,041	2,041	1,988	1,988
Repurchase agreements	1,782	1,782	—	—
FHLB advances	500	500	250	250
Separate account liabilities	229,088	229,088	219,656	219,656

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

For those securities that were internally valued at June 30, 2024 and December 31, 2023, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, are generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at June 30, 2024 and December 31, 2023. As a result of using the net asset value per share practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Funds Withheld Payable Under Reinsurance Treaties

The funds withheld payable under reinsurance treaties includes both the funds withheld payable that are held at fair value under the fair value option and the funds withheld embedded derivative. Both are considered Level 3 in the fair value hierarchy.
•The fair value of the funds withheld payable that is held at fair value under the fair value option is equal to the fair value of the assets held as collateral, which primarily consists of policy loans using industry standard valuation techniques.
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

RILA

RILA guaranteed benefit features are classified as MRBs and measured at fair value. Unlike variable or fixed index annuities, a majority of RILA product features do not have explicit fees and are measured using an option-based method. The fair value measurement represents the present value of future claims payable by the MRB feature. At inception, the value of the MRB is deducted from the value of the contract resulting in no gain or loss.

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

Fair Value Option

The Company elected the fair value option for debt securities related to certain consolidated investments totaling $2,409 million and $2,037 million at June 30, 2024 and December 31, 2023, respectively. These debt securities are reflected on the Company’s Condensed Consolidated Balance Sheets as debt securities, at fair value under the fair value option.

The Company has elected the fair value option for certain funds withheld assets, which are held as collateral for reinsurance, totaling $4,099 million and $4,054 million at June 30, 2024 and December 31, 2023, respectively, as discussed above, and includes mortgage loans as discussed below.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

	June 30,	December 31,
	2024	2023
Fair value	$430	$481
Aggregate contractual principal	443	491

As of June 30, 2024, no loans in good standing for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

The Company elected the fair value option for notes issued by consolidated VIEs totaling $2,041 million and $1,988 million at June 30, 2024 and December 31, 2023, respectively.

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Condensed Consolidated Financial Statements.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$3,846	$3,846	$—	$—
Other government securities	1,316	—	1,165	151
Public utilities	5,105	—	5,061	44
Corporate securities	26,585	—	26,512	73
Residential mortgage-backed	361	—	361	—
Commercial mortgage-backed	1,518	—	1,518	—
Other asset-backed securities	4,260	—	3,341	919
Equity securities	212	—	205	7
Mortgage loans	430	—	—	430
Limited partnerships (1)	152	—	—	152
Policy loans	3,511	—	—	3,511
Freestanding derivative instruments	226	—	226	—
Cash and cash equivalents	1,736	1,736	—	—
Reinsurance recoverable on market risk benefits	121	—	—	121
Market risk benefit assets	8,556	—	—	8,556
Separate account assets	229,088	—	229,088	—
Total	$287,023	$5,582	$267,477	$13,964

Liabilities
Embedded derivative liabilities (2)	$2,982	$—	$2,982	$—
Funds withheld payable under reinsurance treaties (3)	1,161	—	—	1,161
Freestanding derivative instruments	900	—	900	—
Notes issued by consolidated VIEs	2,041	—	2,041	—
Market risk benefit liabilities	3,890	—	—	3,890
Total	$10,974	$—	$5,923	$5,051

(1) Excludes $2,181 million of limited partnership investments measured at NAV.

(2) Includes the embedded derivative liabilities of $2,124 million related to RILA and $858 million liability of fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $2,522 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	June 30, 2024
Assets	Total	Internal	External
Debt securities:
Other government securities	$151	$—	$151
Public utilities	44	44	—
Corporate	73	—	73
Other asset-backed securities	919	28	891
Equity securities	7	1	6
Mortgage loans	430	—	430
Limited partnerships	152	1	151
Policy loans	3,511	3,511	—
Reinsurance recoverable on market risk benefits	121	121	—
Market risk benefit assets	8,556	8,556	—
Total	$13,964	$12,262	$1,702

Liabilities
Funds withheld payable under reinsurance treaties (1)	1,161	1,161	—
Market risk benefit liabilities	3,890	3,890	—
Total	$5,051	$5,051	$—

(1) Includes the Athene Embedded Derivative asset of $2,522 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on internally-priced Level 3 assets and liabilities that use significant unobservable inputs (in millions):

As of June 30, 2024
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$121	Discounted cash flow	Mortality(1)	0.01% - 20.71%	Increase
			Lapse(2)	1.47% - 8.55%	Increase
			Utilization(3)	0.00% - 50.00%	Decrease
			Withdrawal(4)	47.50% - 50.00%	Decrease
			Non-performance risk adjustment(5)	0.27% - 1.43%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Market risk benefit assets	$8,556	Discounted cash flow	Mortality(1)	0.01% - 23.46%	Increase
			Lapse(2)	0.05% - 37.06%	Increase
			Utilization(3)	0.00% - 100.00%	Decrease
			Withdrawal(4)	11.25% - 100.00%	Decrease
			Non-performance risk adjustment(5)	0.49% - 1.91%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Liabilities
Market risk benefit liabilities	$3,890	Discounted cash flow	Mortality(1)	0.01% - 23.46%	Decrease
			Lapse(2)	0.05% - 37.06%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	11.25% - 100.00%	Increase
			Non-performance risk adjustment(5)	0.49% - 1.91%	Decrease
			Long-term Equity Volatility(6)	18.50%	Increase

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

At June 30, 2024 and December 31, 2023, securities of $74 million and $93 million, respectively, are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The tables below provide roll-forwards for the three and six months ended June 30, 2024 and 2023 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		April 1,	Income	Comprehensive	and	(out of)	June 30,
Three Months Ended June 30, 2024		2024	(Loss)	Income (Loss)	Settlements	Level 3	2024
Assets
	Debt securities
	Other government securities	$152	$—	$(1)	$—	$—	$151
	Public utilities	44	(1)	1	—	—	44
	Corporate securities	94	5	(1)	(7)	(18)	73
	Other asset-backed securities	988	1	—	(70)	—	919
	Equity securities	8	(1)	—	—	—	7
	Mortgage loans	455	(1)	—	(24)	—	430
	Limited partnerships	137	5	—	10	—	152
	Policy loans	3,448	82	—	(19)	—	3,511
	Reinsurance recoverable on market risk benefits	126	(5)	—	—	—	121
	Market risk benefit assets	8,025	531	—	—	—	8,556

Liabilities
	Funds withheld payable under reinsurance treaties	(1,122)	(55)	—	16	—	(1,161)
	Market risk benefit liabilities	(3,843)	(8)	(39)	—	—	(3,890)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		April 1,	Income	Comprehensive	and	(out of)	June 30,
Three Months Ended June 30, 2023		2023	(Loss)	Income (Loss)	Settlements	Level 3	2023
Assets
	Debt securities
	Corporate securities	$26	$(9)	$1	$(1)	$4	$21
	Equity securities	111	(25)	—	1	(1)	86
	Mortgage loans	480	—	—	29	—	509
	Limited partnerships	448	(26)	—	—	—	422
	Policy loans	3,427	78	—	(67)	—	3,438
	Reinsurance recoverable on market risk benefits	238	(44)	—	—	—	194
	Market risk benefit assets	5,204	753	—	—	—	5,957

Liabilities
	Funds withheld payable under reinsurance treaties	(803)	37	—	65	—	(701)
	Market risk benefit liabilities	(5,560)	1,861	(764)	—	—	(4,463)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	June 30,
Six Months Ended June 30, 2024		2024	(Loss)	Income (Loss)	Settlements	Level 3	2024
Assets
	Debt securities
	Other government securities	$150	$—	$1	$—	$—	$151
	Public utilities	41	(1)	1	3	—	44
	Corporate securities	83	5	(1)	(2)	(12)	73
	Other asset-backed securities	975	—	—	(56)	—	919
	Equity securities	8	(1)	—	—	—	7
	Mortgage loans	481	(3)	—	(48)	—	430
	Limited partnerships	135	7	—	10	—	152
	Policy loans	3,457	111	—	(57)	—	3,511
	Reinsurance recoverable on market risk benefits	149	(28)	—	—	—	121
	Market risk benefit assets	6,737	1,819	—	—	—	8,556

Liabilities
	Funds withheld payable under reinsurance treaties	(1,158)	(56)	—	53	—	(1,161)
	Market risk benefit liabilities	(4,785)	1,444	(549)	—	—	(3,890)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	June 30,
Six Months Ended June 30, 2023		2023	(Loss)	Income (Loss)	Settlements	Level 3	2023
Assets
	Debt securities
	Corporate securities	$56	$(9)	$—	$(4)	$(22)	$21
	Equity securities	122	(35)	—	—	(1)	86
	Mortgage loans	582	(2)	—	(71)	—	509
	Limited partnerships	440	(22)	—	11	(7)	422
	Policy loans	3,419	107	—	(88)	—	3,438
	Reinsurance recoverable on market risk benefits	221	(27)	—	—	—	194
	Market risk benefit assets	4,865	1,092	—	—	—	5,957

Liabilities
	Funds withheld payable under reinsurance treaties	(424)	(362)	—	85	—	(701)
	Market risk benefit liabilities	(5,662)	1,679	(480)	—	—	(4,463)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the three and six months ended June 30, 2024 and 2023 shown above are as follows (in millions):

Three Months Ended June 30, 2024	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$—	$(7)	$—	$—	$(7)
Other asset-backed securities	33	(103)	—	—	(70)
Mortgage loans	43	(67)	—	—	(24)
Limited partnerships	10	—	—	—	10
Policy loans	—	—	—	(19)	(19)
Total	$86	$(177)	$—	$(19)	$(110)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(184)	$200	$16

Three Months Ended June 30, 2023	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$(1)	$—	$—	$—	$(1)
Equity securities	—	1	—	—	1
Mortgage loans	99	(70)	—	—	29
Policy loans	—	—	—	(67)	(67)
Total	$98	$(69)	$—	$(67)	$(38)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(1)	$66	$65

Six Months Ended June 30, 2024	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Public utilities	$3	$—	$—	$—	$3
Corporate securities	13	(15)	—	—	(2)
Other asset-backed securities	107	(163)	—	—	(56)
Mortgage loans	91	(139)	—	—	(48)
Limited partnerships	10	—	—	—	10
Policy loans	—	—	63	(120)	(57)
Total	$224	$(317)	$63	$(120)	$(150)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(344)	$397	$53

Six Months Ended June 30, 2023	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$—	$(4)	$—	$—	$(4)
Mortgage loans	135	(206)	—	—	(71)
Limited partnerships	18	(7)	—	—	11
Policy loans	—	—	35	(123)	(88)
Total	$153	$(217)	$35	$(123)	$(152)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(36)	$121	$85

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
For the three and six months ended June 30, 2024, transfers from Level 3 to Level 2 of the fair value hierarchy were $7 million and $16 million, respectively, transfers from Level 2 to Level 3 were $(11) million and $4 million, respectively, and transfers from Level 3 to NAV were nil and nil, respectively.

For the three and six months ended June 30, 2023, transfers from Level 3 to Level 2 of the fair value hierarchy were $(6) million and $31 million, respectively, transfers from Level 2 to Level 3 were $(3) million and $8 million, respectively, and transfers from Level 3 to NAV were nil and $7 million, respectively.

During 2023, management determined that the fair value measurements for certain securities, primarily comprised of asset-backed and other debt securities included in funds withheld accounts, which were classified as Level 2 measurements within the fair value hierarchy in prior reporting periods, should be classified as Level 3 fair value measurements. The fair value of these securities is primarily obtained from external sources which may use unobservable inputs, proprietary inputs and models, or inputs or values that cannot be corroborated by market transactions and should be classified as externally priced Level 3 fair value measurements. The 2023 Fair Value on a Recurring Basis table and the Level 3 Assets and Liabilities by Price Source table reflect this change in classification. In the fourth quarter of 2023, securities totaling $1,336 million, that were previously reported as Level 3 were included in “Transfers in and/or (out of) Level 3”. For the three and six months ended June 30, 2023, the Level 3 Rollforward table and the Level 3 Purchases, Sales, Issuances, and Settlements tables are shown as previously reported and do not reflect this change in classification. The change in classification did not change the fair value of these securities and did not impact the Condensed Consolidated Balance Sheets or Condensed Consolidated Income Statements.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The portion of gains (losses) included in net income (loss) or OCI attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Three Months Ended June 30,
	2024		2023
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Other government securities	$—	$(1)	$—	$—
Public utilities	(1)	1	—	—
Corporate securities	2	(1)	(9)	1
Other asset-backed securities	—	—	—	—
Equity securities	—	—	(25)	—
Mortgage loans	(1)	—	—	—
Limited partnerships	1	—	(32)	—
Policy loans	82	—	78	—
Reinsurance recoverable on market risk benefits	(5)	—	(44)	—
Market risk benefit assets	531	—	753	—

Liabilities
Funds withheld payable under reinsurance treaties	(55)	—	37	—
Market risk benefit liabilities	(8)	(39)	1,861	(764)

	Six Months Ended June 30,
	2024		2023
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Other government securities	$—	$1	$—	$—
Public utilities	(1)	1	—	—
Corporate securities	1	(1)	(9)	—
Other asset-backed securities	(1)	—	—	—
Equity securities	—	—	(35)	—
Mortgage loans	(3)	—	(2)	—
Limited partnerships	1	—	(22)	—
Policy loans	111	—	107	—
Reinsurance recoverable on market risk benefits	(28)	—	(27)	—
Market risk benefit assets	1,819	—	1,092	—

Liabilities
Funds withheld payable under reinsurance treaties	(56)	—	(362)	—
Market risk benefit liabilities	1,444	(549)	1,679	(480)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Fair Value of Financial Instruments Carried at Other Than Fair Value

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions):

	June 30, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$9,699	$9,100	$—	$—	$9,100
Policy loans	928	928	—	—	928
FHLBI capital stock	115	115	115	—	—

Liabilities
Annuity reserves (1)	$33,053	$33,205	$—	$—	$33,205
Reserves for guaranteed investment contracts (2)	643	621	—	—	621
Trust instruments supported by funding agreements (2)	4,644	4,517	—	—	4,517
FHLB funding agreements (2)	2,012	1,974	—	—	1,974
Funds withheld payable under reinsurance treaties	17,304	17,304	—	—	17,304
Long-term debt	2,034	1,827	—	1,827	—
Securities lending payable (3)	15	15	—	15	—
FHLB advances (4)	500	500	—	500	—
Repurchase agreements (3)	1,782	1,782	—	1,782	—
Separate account liabilities (5)	229,088	229,088	—	229,088	—

	December 31, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$10,082	$9,513	$—	$—	$9,513
Policy loans	942	942	—	—	942
FHLBI capital stock	108	108	108	—	—

Liabilities
Annuity reserves (1)	$33,161	$31,588	$—	$—	$31,588
Reserves for guaranteed investment contracts (2)	700	674	—	—	674
Trust instruments supported by funding agreements (2)	5,756	5,601	—	—	5,601
FHLB funding agreements (2)	1,950	1,893	—	—	1,893
Funds withheld payable under reinsurance treaties	18,794	18,794	—	—	18,794
Long-term debt	2,037	1,851	—	1,851	—
Securities lending payable (3)	19	19	—	19	—
FHLB advances (4)	250	250	—	250	—
Separate account liabilities (5)	219,656	219,656	—	219,656	—

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

	Six Months Ended June 30,	Year Ended December 31,
	2024	2023
Variable Annuities
Balance, beginning of period	$11,967	$12,699
Deferrals of acquisition costs	204	394
Amortization	(537)	(1,126)
Variable Annuities balance, end of period	$11,634	$11,967

Reconciliation of total DAC
Variable Annuities balance, end of period	$11,634	$11,967
Other product lines, end of period	432	335
Total balance, end of period	$12,066	$12,302

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

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020, to reinsure on a 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement ("the coinsurance agreement") required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.2 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $79 million at June 30, 2024.

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

The Company regularly monitors the financial strength ratings of its reinsurers. At June 30, 2024 and December 31, 2023, the Company had an allowance for credit losses (“ACL”) of $27 million and $29 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the Condensed Consolidated Balance Sheets. The ACL considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements.

For reinsurance recoverables that are collateralized, the amount of collateral is expected to be adjusted as necessary as a result of fair value changes in that collateral. If the fair value of the collateral at the reporting date is less than the carrying value of the reinsurance recoverable, the Company recognizes an ACL on the difference between the fair value of the collateral at the reporting date and the carrying value of the reinsurance recoverable. Additions to or releases of the ACL are reported in Death, other policyholder benefits, and changes in reserves, net of deferrals in the Condensed Consolidated Income Statements.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
Components of the Company’s reinsurance recoverable excluding MRBs were as follows (in millions):

	June 30,	December 31,
	2024	2023
Reserves:
Life	$5,261	$5,370
Accident and health	466	510
Annuity benefits (1)	17,306	18,873
Claims liability and other	666	669
Total	$23,699	$25,422
(1)     Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

Components of the Company’s reinsurance recoverable on market risk benefits were as follows (in millions):

	June 30,	December 31,
	2024	2023
Variable annuity	$68	$90
Other product lines	53	59
Total	$121	$149

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the Condensed Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2024	2023
Assets
Debt securities, available-for-sale	$10,520	$11,526
Debt securities, at fair value under the fair value option	158	116
Equity securities	150	151
Mortgage loans	2,840	3,067
Mortgage loans, at fair value under the fair value option	430	481
Policy loans	3,524	3,471
Freestanding derivative instruments, net	37	15
Other invested assets	748	709
Cash and cash equivalents	234	543
Accrued investment income	132	146
Other assets and liabilities, net	(20)	1
Total assets (1)	$18,753	$20,226

Liabilities
Funds held under reinsurance treaties (2)	$18,465	$19,952
Total liabilities	$18,465	$19,952
(1)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $2,522 million and $2,468 million at June 30, 2024 and December 31, 2023, respectively.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Debt securities (1)	$137	$160	$282	$332
Equity securities	—	(37)	9	(38)
Mortgage loans (2)	45	60	94	126
Policy loans	82	77	164	158
Limited partnerships	32	7	28	15
Other investment income	5	3	10	3
Total investment income on funds withheld assets	301	270	587	596
Other investment expenses on funds withheld assets (3)	(16)	(18)	(32)	(37)
Total net investment income on funds withheld reinsurance treaties	$285	$252	$555	$559

(1)    Includes nil and $1 million for the three and six months ended June 30, 2024, respectively, and nil and $2 million for the three and six months ended June 30, 2023, respectively, related to the change in fair value for securities carried under the fair value option.
(2)    Includes $1 million and $(3) million for the three and six months ended June 30, 2024, respectively, and nil and $(2) million for the three and six months ended June 30, 2023, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Available-for-sale securities
Realized gains on sale	$1	$11	$3	$16
Realized losses on sale	(11)	(10)	(30)	(48)
Credit loss expense	(7)	13	(6)	2
Credit loss expense on mortgage loans	—	(4)	7	(7)
Other	(3)	3	(10)	12
Net gains (losses) on non-derivative investments	(20)	13	(36)	(25)
Net gains (losses) on derivative instruments	5	(14)	19	(23)
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	(199)	(133)	(398)	(759)
Total net gains (losses) on derivatives and investments	$(214)	$(134)	$(415)	$(807)

(1) Includes the Athene embedded derivative gain (loss) of $25 million and $54 million for the three and six months ended June 30, 2024, respectively, and $113 million and $(257) million for the three and six months ended June 30, 2023, respectively.

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

	June 30,	December 31,
	2024	2023
Reserves for future policy benefits
Payout Annuities	$1,088	$1,090
Closed Block Life	3,740	3,994
Closed Block Annuity	3,978	4,215
Reserves for future policy benefits	8,806	9,299
Additional liabilities
Closed Block Life	1,113	1,153
Other future policy benefits and claims payable	1,451	1,446
Reserves for future policy benefits and claims payable	$11,370	$11,898

The following tables present the roll-forward of components of reserves for future policy benefits (in millions):

	Present Value of Expected Net Premiums
	Six Months Ended June 30,			Year Ended December 31,
	2024			2023
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$—	$1,140	$—	$—	$1,287	$—
Beginning of period cumulative effect of changes in discount rate assumptions	—	113	—	—	161	—
Beginning balance at original discount rate	—	1,253	—	—	1,448	—
Effect of changes in cash flow assumptions	—	—	—	—	22	—
Effect of actual variances from expected experience	—	(7)	—	—	(95)	—
Balance adjusted for variances from expectation	—	1,246	—	—	1,375	—
Issuances	—	2	—	—	6	—
Interest accrual	—	22	—	—	38	—
Net premiums collected	—	(66)	—	—	(166)	—
Ending balance at original discount rate	—	1,204	—	—	1,253	—
End of period cumulative effect of changes in discount rate assumptions	—	(135)	—	—	(113)	—
Balance, end of period	$—	$1,069	$—	$—	$1,140	$—

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable

	Present Value of Expected Future Policy Benefits
	Six Months Ended June 30,			Year Ended December 31,
	2024			2023
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$1,090	$5,134	$4,215	$1,042	$5,448	$4,434
Beginning of period cumulative effect of changes in discount rate assumptions	99	767	185	132	958	275
Beginning balance at original discount rate (including DPL of $42, $0 and $626 in June 30, 2024, and $40, $0 and $671 in December 31, 2023 for payout annuities, closed block life and closed block annuity, respectively)	1,189	5,901	4,400	1,174	6,406	4,709
Effect of changes in cash flow assumptions	—	—	—	—	65	(3)
Effect of actual variances from expected experience	(18)	8	(1)	(16)	(95)	(8)
Balance adjusted for variances from expectation	1,171	5,909	4,399	1,158	6,376	4,698
Issuances	84	6	—	117	15	1
Interest accrual	22	85	93	43	195	194
Benefits payments	(67)	(323)	(240)	(129)	(685)	(493)
Ending balance of original discount rate (including DPL of $52, $0 and $602 in June 30, 2024, and $42, $0 and $626 in December 31, 2023 for payout annuities, closed block life and closed block annuity, respectively)	1,210	5,677	4,252	1,189	5,901	4,400
End of period cumulative effect of changes in discount rate assumptions	(122)	(868)	(274)	(99)	(767)	(185)
Balance, end of period	$1,088	$4,809	$3,978	$1,090	$5,134	$4,215

Reserves for future policy benefits	1,088	3,740	3,978	1,090	3,994	4,215
Less: Reinsurance recoverable	103	2,083	4	94	2,200	4
Reserves for future policy benefits, after reinsurance recoverable	$985	$1,657	$3,974	$996	$1,794	$4,211

The following table presents the weighted average duration of the reserves for future policy benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity
June 30, 2024
Weighted average duration (years)	6.9	7.0	6.8
December 31, 2023
Weighted average duration (years)	7.0	7.2	7.0

The discount rate assumption was updated based on current market data. Discount rates were higher in the second quarter of 2024 compared to the fourth quarter of 2023. Discount rates increased primarily due to increases in risk-free rates, which resulted in a decrease in the liability for future policy benefits. Refer to the roll-forward above for further details.

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

	June 30, 2024		December 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future benefit payments	$1,624	$1,035	$1,579	$1,043
Expected future gross premiums	—	—	—	—
Closed Block Life
Expected future benefit payments	7,411	4,924	7,729	5,251
Expected future gross premiums	4,818	2,881	5,056	3,119
Closed Block Annuity
Expected future benefit payments	5,225	3,353	5,421	3,565
Expected future gross premiums	$—	$—	$—	$—

The following table presents the amount of revenue and interest related to non-participating traditional and limited-pay insurance contracts recognized in the Condensed Consolidated Income Statements (in millions):

	Gross Premiums		Interest Expense
	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Payout Annuities	$23	$22	$22	$43
Closed Block Life	158	340	63	157
Closed Block Annuity	—	1	93	194
Total	$181	$363	$178	$394

The following table presents the weighted average interest rate for the reserves for future policy benefits at the cohort's level for the locked-in discount rate (interest accretion rate), and current discount rate, weighted by the cohort's benefit reserve amount:

	June 30, 2024	December 31, 2023
Payout Annuities
Interest accretion rate	3.96%	3.86%
Current discount rate	5.55%	5.12%
Closed Block Life
Interest accretion rate	3.06%	3.07%
Current discount rate	5.54%	5.06%
Closed Block Annuity
Interest accretion rate	4.40%	4.40%
Current discount rate	5.55%	5.12%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following table presents a roll-forward of Closed Block Life additional liabilities for annuitization, death and other insurance benefits (in millions):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Balance, beginning of period	$1,153	$1,131
Beginning of period cumulative effect of changes in shadow adjustments	17	41
Beginning balance excluding shadow	1,170	1,172
Effect of changes in cash flow assumptions	—	44
Effect of actual variances from expected experience	3	46
Interest accrual	28	56
Net assessments collected	(66)	(148)
Ending balance excluding shadow	1,135	1,170
End of period cumulative effect of changes in shadow adjustments	(22)	(17)
Balance, end of period	$1,113	$1,153

The following table presents the weighted average duration of Closed Block Life additional liabilities for annuitization, death and other insurance benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	June 30, 2024	December 31, 2023
Weighted average duration (years)	9.6	9.7

The following table presents assessments and interest expense of Closed Block Life additional liabilities for annuitization, death and other insurance benefits recognized in the Condensed Consolidated Income Statements (in millions):

	Assessments		Interest Expense
	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Additional liability for annuitization, death and other insurance benefits	$(66)	$(148)	$28	$56

The following table presents the weighted average current discount rate of Closed Block Life additional liabilities for annuitization, death and other insurance benefits, applied at the cohort level weighted by reserve benefit amount:

	June 30, 2024	December 31, 2023
Weighted average current discount rate	4.98%	4.97%

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

The Company has established a $27 billion aggregate Global Medium-Term Note ("MTN") program. Jackson National Life Global Funding was formed as a statutory business trust, solely for the purpose of issuing Medium-Term Note instruments to institutional investors, the proceeds of which are deposited with the Company and secured by the issuance of funding agreements. The carrying values at June 30, 2024 and December 31, 2023 totaled $4.6 billion and $5.8 billion, respectively.

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

Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of funding agreements, short-term and long-term borrowings issued to FHLBI. At June 30, 2024 and December 31, 2023, the Company held $115 million and $108 million of FHLBI capital stock, respectively, supporting $2.6 billion and $2.3 billion in funding agreements and short-term and long-term borrowings at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, the funding agreements and short-term and long-term borrowings were collateralized by mortgage-related securities and commercial mortgage loans with a carrying value of $4.0 billion and $3.5 billion, respectively.

The following table presents the liabilities for other contract holder funds (in millions):

	June 30, 2024	December 31, 2023
Payout Annuity	$853	$860
Variable Annuity	7,622	8,396
Fixed Annuity	8,971	9,736
Fixed Indexed Annuities	9,515	10,243
RILA	8,253	5,219
Closed Block Life	10,849	11,039
Closed Block Annuity	1,194	1,252
Institutional Products	7,299	8,406
Other Product Lines	167	168
Total other contract holder funds	$54,723	$55,319

The following table presents a roll-forward of other contract holder funds, gross of reinsurance (in millions):

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity	Total
Balance as of January 1, 2024	$860	$8,396	$9,736	$10,243	$5,219	$11,039	$1,252	$46,745
Deposits	112	369	100	79	2,579	139	2	3,380
Surrenders, withdrawals and benefits	(133)	(1,054)	(942)	(977)	(72)	(381)	(82)	(3,641)
Net transfers from (to) separate accounts	—	(164)	—	—	—	—	—	(164)
Investment performance / change in value of equity option	—	—	—	86	513	—	—	599
Interest credited	14	116	155	93	14	295	22	709
Policy charges and other	—	(41)	(78)	(9)	—	(243)	—	(371)
Balance as of June 30, 2024	$853	$7,622	$8,971	$9,515	$8,253	$10,849	$1,194	$47,257

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity	Total
Balance as of January 1, 2023	$837	$10,259	$11,696	$11,787	$1,875	$11,215	$1,319	$48,988
Deposits	202	995	234	211	2,890	307	4	4,843
Surrenders, withdrawals and benefits	(231)	(1,788)	(2,406)	(1,954)	(70)	(738)	(115)	(7,302)
Net transfers from (to) separate accounts	—	(1,256)	—	—	—	—	—	(1,256)
Investment performance / change in value of equity option	—	—	—	51	509	—	—	560
Interest credited	25	273	342	210	14	730	44	1,638
Policy charges and other	27	(87)	(130)	(62)	1	(475)	—	(726)
Balance as of December 31, 2023	$860	$8,396	$9,736	$10,243	$5,219	$11,039	$1,252	$46,745

The following table presents weighted average crediting rate, net amount at risk, and cash surrender value of contract holder account balances (dollars in millions):

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity
June 30, 2024
Weighted-average crediting rate (1)	3.28%	3.04%	3.46%	1.95%	0.34%	5.44%	3.69%
Net amount at risk (2)	$—	$—	$—	$—	$—	$16,104	$—
Cash surrender value (3)	$—	$7,569	$8,886	$9,287	$7,898	$10,782	$1,193
December 31, 2023
Weighted-average crediting rate (1)	2.91%	3.25%	3.51%	2.05%	0.27%	6.61%	3.51%
Net amount at risk (2)	$—	$—	$—	$—	$—	$16,619	$—
Cash surrender value (3)	$—	$8,306	$9,639	$9,999	$4,896	$10,970	$1,252
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

At June 30, 2024 and December 31, 2023, excluding reinsurance business, approximately 94% and 92% of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively. At June 30, 2024 and December 31, 2023, excluding reinsurance business, approximately 83% and 64% of the Company’s closed block life account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
The following table presents contract holder account balances invested in fixed account funds by range of guaranteed minimum crediting rates and the related range of the difference between rates being credited to other contract holder funds and the respective guaranteed minimums (in millions):

	June 30, 2024
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$11	$1	$—	$12
1.51%-2.50%	165	—	—	—	165
Greater than 2.50%	7,444	—	—	1	7,445
Total	$7,609	$11	$1	$1	$7,622

Fixed Annuities
0.00%-1.50%	$23	$48	$51	$1	$123
1.51%-2.50%	26	1	1	—	28
Greater than 2.50%	774	44	1	257	1,076
Total	$823	$93	$53	$258	$1,227

Fixed Indexed Annuities
0.00%-1.50%	$4	$9	$3	$39	$55
1.51%-2.50%	—	1	—	—	1
Greater than 2.50%	19	—	81	13	113
Total	$23	$10	$84	$52	$169

RILA
0.00%-1.50%	$6	$—	$4	$3	$13
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	65	7	—	—	72
Total	$71	$7	$4	$3	$85

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	11	—	—	12
Greater than 2.50%	5,554	412	747	5	6,718
Total	$5,555	$423	$747	$5	$6,730

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	12	13
Greater than 2.50%	988	21	25	—	1,034
Total	$988	$21	$26	$12	$1,047

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

	December 31, 2023
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$12	$1	$—	$13
1.51%-2.50%	173	—	—	—	173
Greater than 2.50%	8,186	—	—	24	8,210
Total	$8,359	$12	$1	$24	$8,396

Fixed Annuities
0.00%-1.50%	$17	$55	$70	$1	$143
1.51%-2.50%	29	1	1	—	31
Greater than 2.50%	721	51	1	271	1,044
Total	$767	$107	$72	$272	$1,218

Fixed Indexed Annuities
0.00%-1.50%	$4	$9	$3	$43	$59
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	21	—	62	10	93
Total	$25	$9	$65	$53	$152

RILA
0.00%-1.50%	$7	$—	$4	$1	$12
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	39	12	—	—	51
Total	$46	$12	$4	$1	$63

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	4,425	1,830	603	16	6,874
Total	$4,425	$1,830	$603	$16	$6,874

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	12	13
Greater than 2.50%	896	169	23	—	1,088
Total	$896	$169	$24	$12	$1,101

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

The separate account assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. At June 30, 2024 and December 31, 2023, the assets and liabilities associated with variable life and annuity contracts were $229 billion and $220 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company.

Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Condensed Consolidated Income Statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

Included in the separate account assets and liabilities described above is a Jackson issued group variable annuity contract designed for use in connection with and issued to the Company’s Defined Contribution Retirement Plan. These deposits are allocated to the Jackson National Separate Account - II, which had balances of $205 million and $198 million at June 30, 2024 and December 31, 2023, respectively. The Company receives administrative fees for managing the funds. These fees are recorded as earned and included in fee income in the Condensed Consolidated Income Statements.

The following table presents the roll-forward of the separate account balance for variable annuities (in millions):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Balance as of beginning of period	$219,381	$195,550
Deposits	4,787	8,545
Surrenders, withdrawals and benefits	(12,417)	(17,029)
Net transfer from (to) general account	164	1,256
Investment performance	18,284	33,807
Policy charges and other	(1,397)	(2,748)
Balance as of end of period, gross	$228,802	$219,381

Cash surrender value (1)	$223,944	$214,395
(1) Cash surrender value represents the amount of the contract holder’s account balances distributable at the balance sheet date less applicable surrender charges.

The following table presents the reconciliation of the separate account balance in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2024	December 31, 2023
Variable Annuities	$228,802	$219,381
Other Product Lines	286	275
Total	$229,088	$219,656

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities
The following table presents aggregate fair value of assets, by major investment asset category, supporting separate accounts (in millions):

	June 30, 2024	December 31, 2023
Variable Annuities By Fund Type
Equity	$163,122	$154,020
Bond	19,564	19,801
Balanced	43,468	42,831
Money Market	2,648	2,729
Total Variable Annuities	228,802	219,381
Other Product Lines	286	275
Total Separate Accounts	$229,088	$219,656

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

RILA

RILA guaranteed benefit features are classified as MRBs and measured at fair value. Unlike variable or fixed index annuities, a majority of RILA product features do not have explicit fees and are measured using an option-based method. The fair value measurement represents the present value of future claims payable by the MRB feature. At inception, the value of the MRB is deducted from the value of the contract resulting in no gain or loss.

The following table presents the reconciliation of the market risk benefits balance in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2024			December 31, 2023
	Variable	Other		Variable	Other
	Annuities	Product Lines	Total	Annuities	Product Lines	Total
Market risk benefit - (assets)	$(8,551)	$(5)	$(8,556)	$(6,732)	$(5)	$(6,737)
Market risk benefit - liabilities	3,836	54	3,890	4,732	53	4,785
Market risk benefit - net (asset) liability	$(4,715)	$49	$(4,666)	$(2,000)	$48	$(1,952)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12.    Market Risk Benefits
The following table presents the roll-forward of the net MRB (assets) liabilities for variable annuities (dollars in millions):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Net MRB balance, beginning of period	$(2,000)	$767
Beginning of period cumulative effect of changes in non-performance risk	972	2,185
Net MRB balance, beginning of period, before effect of changes in non-performance risk	(1,028)	2,952
Effect of changes in interest rates	(2,258)	(733)
Effect of fund performance	(2,191)	(5,401)
Effect of changes in equity index volatility	(305)	(1,107)
Effect of expected policyholder behavior	383	612
Effect of actual policyholder behavior different from expected	331	483
Effect of time	779	1,829
Effect of changes in assumptions	4	337
Net MRB balance, end of period, before effect of changes in non-performance risk	(4,285)	(1,028)
End of period cumulative effect of changes in non-performance risk	(430)	(972)
Net MRB balance, end of period, gross	(4,715)	(2,000)

Reinsurance recoverable on market risk benefits at fair value, end of period	(68)	(90)
Net MRB balance, end of period, net of reinsurance	(4,783)	(2,090)

Weighted average attained age (years) (1)	69	69
Net amount at risk (2)	$6,455	$8,225
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

The aggregate carrying value of long-term debt was as follows (in millions):

	June 30,	December 31,
	2024	2023
Long-Term Debt
Senior Notes due 2027	$398	$398
Senior Notes due 2031	496	495
Senior Notes due 2032	347	347
Senior Notes due 2051	490	490
Surplus notes due 2027	250	250
FHLBI bank loans due 2034 & 2035	53	57
Total long-term debt	$2,034	$2,037
The following table presents the contractual maturities of the Company's long-term debt as of June 30, 2024 (in millions):

	Calendar Year
	2025	2026	2027	2028	2029 and thereafter	Total
Long-term debt	$—	$—	$648	$—	$1,386	$2,034

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

Revolving Credit Facility

On February 24, 2023, the Company replaced the 2021 Revolving Credit Facility that was due to expire in February 2024, and entered into a revolving credit facility (the "2023 Revolving Credit Facility") with a syndicate of banks and Bank of America, N.A., as Administrative Agent. The 2023 Revolving Credit Facility provides for borrowings for working capital and other general corporate purposes under aggregate commitments of $1.0 billion, with a sub-limit of $500 million available for letters of credit. The 2023 Revolving Credit Facility further provides for the ability to request, subject to customary terms and conditions, an increase in commitments thereunder by up to an additional $500 million.

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

14. Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of $500 million and $250 million were outstanding at June 30, 2024 and December 31, 2023, respectively, and were recorded in other liabilities. Interest expense on such advances was $3 million and $6 million for the three months ended June 30, 2024 and 2023, respectively, and $3 million and $6 million for the six months ended June 30, 2024 and 2023, respectively. See Note 10 - Other Contract Holder Funds of the Notes Condensed Consolidated Financial Statements for the carrying value of total collateralization of our FHLB obligations.

15.     Income Taxes

The Company uses the estimated annual effective tax rate ("ETR") method in computing the interim tax provision. Certain items, including those deemed unusual, infrequent, or that cannot be reliably estimated, are treated as discrete items and excluded from the estimated annual ETR. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual ETR, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions and are recorded in the period in which the change occurs. The estimated annual ETR is revised, as necessary, at the end of successive interim reporting periods.

The Company’s effective income tax rate was 11.4% and 11.3% for the three and six months ended June 30, 2024, compared with 16.8% and 52.8% for the same period in 2023. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction, utilization of foreign tax credits, and valuation allowance. The change in the ETR for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was due to the relationship of taxable income to consolidated pre-tax income (loss). The ETR differs for the six months ended June 30, 2024 from the full year-ended December 31, 2023 ETR of 0.5% due to the relationship of taxable income to consolidated pre-tax income.

For the six months ended June 30, 2024 and 2023, the Company recorded an estimate of $165 million and nil, respectively, for the provision of the CAMT based on the Company's interpretation of available guidance with an offsetting increase to the deferred tax asset for the credit carryover resulting in no impact to total tax expense. The estimate is based on interpretations and assumptions we have made regarding the CAMT provisions of the Inflation Reduction Act of 2022 ("IRA"). The U.S. Department of the Treasury is expected to issue additional regulatory guidance in 2024 that may materially change the estimated provision of the CAMT.

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

For the six months ended June 30, 2024, changes in market conditions and interest rates impacted the unrealized tax gains

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

As of June 30, 2024, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more likely than not to be realized. For the three and six months ended June 30, 2024 and 2023 the Company recorded an increase of $30 million and an increase of $76 million, respectively, to the valuation allowance associated with the unrealized tax losses in the Company's available for sale securities portfolio and a change of nil related to both realized and unrealized losses on capital assets of the Non-life Companies. The $30 million increase for the three months ended June 30, 2024, to the valuation allowance consists of $42 million tax expense recorded to other comprehensive income and $12 million tax benefit recorded in the income tax expense. The $76 million increase for the six months ended June 30, 2024 to the valuation allowance consists of $100 million tax expense recorded to other comprehensive income and $24 million tax benefit recorded in the income tax expense. At June 30, 2024 and December 31, 2023, the Company has recorded a total valuation allowance for $764 million and $688 million, respectively, associated with the unrealized tax losses in the Company's available for sale securities portfolio. At June 30, 2024 and December 31, 2023, the Company has recorded a total valuation allowance for $1 million and $1 million, respectively, against the deferred tax assets associated with both realized and unrealized losses on capital assets in the Non-life Companies where it is not more likely than not that the full tax benefit of the losses will be realized.

16. Commitments and Contingencies

The Company and its subsidiaries are involved in litigation arising in the ordinary course of business. It is the opinion of management that the ultimate disposition of such litigation will not have a material adverse effect on the Company's financial condition. Jackson has been named in civil litigation proceedings, which appear to be substantially similar to other class action litigation brought against many life insurers including allegations of misconduct in the sale and service of insurance products. The Company accrues for legal contingencies once the contingency is deemed to be probable and reasonably estimable.

At June 30, 2024, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $774 million. At June 30, 2024, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $941 million.

17. Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Asset-based commission expenses	$279	$255	$558	$505
Other commission expenses	227	177	430	351
Sub-advisor expenses	82	77	162	154
General and administrative expenses	258	238	529	474
Deferral of acquisition costs	(168)	(127)	(316)	(248)
Total operating costs and other expenses	$678	$620	$1,363	$1,236

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Accumulated Other Comprehensive Income (Loss)

18. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in the balance of accumulated other comprehensive income ("AOCI"), net of income tax, related to unrealized investment gains (losses) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period (1)	$(3,423)	$(2,308)	$(2,808)	$(3,378)

Change in unrealized gains (losses) of investments	(319)	(580)	(601)	447
Change in current discount rate - reserve for future policy benefits(2)	67	96	148	(50)
Change in non-performance risk on market risk benefits	(37)	(764)	(548)	(480)
Change in unrealized gains (losses) - other	(1)	3	3	(11)
Change in deferred tax asset	20	181	115	71
Other comprehensive income (loss) before reclassifications	(270)	(1,064)	(883)	(23)
Reclassifications from AOCI, net of tax	67	7	65	36
Other comprehensive income (loss)	(203)	(1,057)	(818)	13
Balance, end of period (1)	$(3,626)	$(3,365)	$(3,626)	$(3,365)
(1)Includes $(1,712) million and $(1,612) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of June 30, 2024 and December 31, 2023, respectively.
(2)Represents the impact of changes in the discount rate used in the remeasurement of our direct reserves for future policy benefits and claims payable, net of the remeasurement of ceded reserves for future policy benefits and claims payable.

The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statement

	Three Months Ended June 30,
	2024	2023
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$77	$16	Net gains (losses) on derivatives and investments
Other impaired securities	7	(7)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	84	9
Income tax expense (benefit)	17	2
Reclassifications, net of income taxes	$67	$7

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statement

	Six Months Ended June 30,
	2024	2023
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$76	$76	Net gains (losses) on derivatives and investments
Other impaired securities	5	(30)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss), before income taxes	81	46
Income tax expense (benefit)	16	10
Reclassifications, net of income taxes	$65	$36

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

The Series A Preferred Stock carries i) an initial dividend rate of 8.000% per annum to but excluding, March 30, 2028; and ii) from, and including, March 30, 2028, during each reset period, at a rate per annum equal to the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus 3.728%. The dividend is payable quarterly in arrears on March 30, June 30, September 30 and December 30, and commenced on June 30, 2023. Dividends on the Series A Preferred Stock are not cumulative. Under the terms of the Series A Preferred Stock, if the Company has not declared and paid, or declared and set aside a sum sufficient for the payment of, dividends on the Series A Preferred Stock for the immediately preceding dividend period, then the Company’s ability to pay dividends or make distributions with respect to its common stock, or to repurchase or otherwise acquire its common stock, is subject to certain restrictions. Similar restrictions would apply in respect of any preferred stock ranking on parity with, or junior to, the Series A Preferred Stock, if any such preferred stock were to be issued by the Company.

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

The following table presents declaration date, record date, payment date and dividends paid per preferred share of, and per depositary share representing, JFI’s Series A preferred stock:

				Dividends Paid
	Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	April 1, 2024	$500	$0.50
06/30/2024	May 2, 2024	June 6, 2024	July 1, 2024	$500	$0.50
Quarter Ended
03/31/2023	None
06/30/2023	May 8, 2023	June 1, 2023	June 30, 2023	$594.44	$0.59444

Common Stock

At the time of the Demerger, the Company had two classes of common stock: Class A Common Stock and Class B Common Stock. Both classes had a par value of $0.01 per share. Each share of Class A Common Stock was entitled to one vote per share. Each share of Class B Common Stock was entitled to one-tenth of one vote per share. Except for voting rights, the Company’s Class A Common Stock and Class B Common Stock had the same dividend rights, were equal in all other respects, and were otherwise treated as if they were one class of shares. On June 9, 2022, our shareholders approved changes to our certificate of incorporation that eliminated the Class B Common Stock. At June 30, 2024 and December 31, 2023, the Company was authorized to issue up to 1 billion shares of common stock (formerly known as the Class A

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
Common Stock at December 31, 2021).

Share Repurchase Program

On February 27, 2023, our Board of Directors authorized an increase of $450 million in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program.

On August 1, 2024, our Board of Directors authorized an increase of $750 million in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program.

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

Through June 30, 2024, we have incurred $2 million of excise tax in connection with share repurchases which were greater than stock issuances. The excise tax incurred was recognized as part of the cost basis of the treasury stock acquired and not reported as income tax expense.

The following table represents share repurchase activities as part of this share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2023 (January 1- March 31)	1,721,737	$70	$40.42
2023 (April 1- June 30)	1,394,797	47	33.87
2023 (July 1- September 30)	1,873,727	71	38.13
2023 (October 1- December 31)	1,512,263	67	44.37
Total 2023	6,502,524	$255	$39.27
2024 (January 1- March 31)	2,157,372	116	53.76
2024 (April 1- June 30)	1,294,473	90	69.16
2024 (July 1- August 1)	459,441	39	84.90
Total 2024	3,911,286	$245	$62.51

The following table represents changes in the balance of common stock outstanding:

	Common Stock Issued	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2023	94,481,006	(15,820,785)		78,660,221
Share-based compensation programs	—	492,081	(1)	492,081
Shares repurchased under repurchase program	—	(3,451,845)		(3,451,845)
Shares at June 30, 2024	94,481,006	(18,780,549)		75,700,457
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
The following table presents declaration date, record date, payment date and dividends paid per share of JFI’s common stock:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	March 21, 2024	$0.70
06/30/2024	May 2, 2024	June 6, 2024	June 20, 2024	$0.70
Quarter Ended
03/31/2023	February 27, 2023	March 14, 2023	March 23, 2023	$0.62
06/30/2023	May 8, 2023	June 1, 2023	June 15, 2023	$0.62

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

The following table sets forth the calculation of earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$275	$1,217	$1,070	$(280)
Less: Preferred stock dividends	11	13	22	13
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$264	$1,204	$1,048	$(293)

Weighted average shares of common stock outstanding - basic	76,599,547	82,595,287	77,329,680	82,620,558
Dilutive common shares	479,383	2,159,324	643,335	—
Weighted average shares of common stock outstanding - diluted (1)	77,078,930	84,754,611	77,973,015	82,620,558

Earnings per share—common stock
Basic	$3.45	$14.58	$13.55	$(3.55)
Diluted	$3.43	$14.21	$13.44	$(3.55)
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

Dividends Declared to Shareholders

On August 1, 2024, our Board of Directors approved a cash dividend on JFI's common stock, $0.70 per share for the third quarter 2024, payable on September 19, 2024, to common shareholders of record on September 5, 2024. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on September 30, 2024, to preferred shareholders of record at the close of business on September 5, 2024.

Share Repurchase Authorization

On August 1, 2024, our Board of Directors authorized an increase of $750 million to JFI's existing common share repurchase authorization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

The information in this Quarterly Report on Form 10-Q (this “report”) contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident” and “commit” or similar expressions. In particular, statements regarding plans, strategies, prospects, targets and expectations regarding the business and industry are forward-looking statements. They reflect expectations, are not guarantees of performance and speak only as of the dates the statements are made. We caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. Factors that could cause actual results to differ materially from those in the forward-looking statements include those reflected in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the "SEC") on February 28, 2024, (the "2023 Annual Report"), and elsewhere in Jackson Financial Inc.’s filings with the SEC. Except as required by law, Jackson Financial Inc. does not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.

We routinely use our investor relations website, at investors.jackson.com, as a primary channel for disclosing key information to our investors, some of which may contain material and previously non-public information. We may also use social media channels to communicate with our investors and the public about our Company and other matters, and those communications could be deemed to be material information. The information contained on, or that may be accessed through, our website or social media channels is not incorporated by reference into and is not part of this report.

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

Principal Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI" or "Jackson Financial")
Jackson	Jackson National Life Insurance Company, our primary operating subsidiary
Brooke Life	Brooke Life Insurance Company, our subsidiary and the direct parent company of Jackson National Life Insurance Company and Brooke Re
Brooke Re	Brooke Life Reinsurance Company, our subsidiary, and a Michigan based captive reinsurer
Jackson Finance	Jackson Finance, LLC, our subsidiary
PPMH	PPM Holdings, Inc., our subsidiary
PPM	PPM America, Inc., a subsidiary of PPMH
ACL	Allowance for credit loss
Account value ("AV") or account balance	The amount of money in a customer’s account. For example, the account value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Athene	Athene Life Re Ltd. and its affiliates and permitted transferees, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
Athene Reinsurance Transaction	The funds withheld coinsurance agreement with Athene, entered on June 18, 2020, and effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions.
AUM ("Assets under management")	Investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by PPM, including our investment portfolio (but excluding assets held in funds withheld accounts for reinsurance transactions), (ii) third-party assets (including our former parent and its affiliates), and (iii) the separate account assets of our retail annuities managed and administered by JNAM.
Benefit base	A notional amount (not actual cash value) used to calculate guaranteed benefits within an owner's annuity contract and fees due in respect of those guaranteed benefits. The death benefit and living benefit within the same contract may have different benefit bases.
CMBS	Commercial mortgage-backed securities
DAC ("Deferred acquisition costs")	Represent the incremental costs related directly to the successful acquisition of new, and certain renewal, insurance policies and annuity contracts. The recognition of these costs has been deferred, and the deferred amounts are shown on the balance sheet as an asset, which is subject to amortization over the estimated lives of those policies and contracts.
Deferred tax asset or Deferred tax liability	Assets or liabilities that are recorded for the difference between financial reporting, or book basis, and tax basis of an asset or a liability.

Item 2 | Management’s Discussion and Analysis | Available Information & Principal Definitions

Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, after which rates may reset.
Fixed Index Annuity	An annuity with an ability to share in the upside from certain financial markets, such as equity indices, and provides downside protection
General account assets	The assets held in the general accounts of our insurance companies
GIC	Guaranteed investment contract
Guarantee Fees	Fees charged on our annuity contracts for optional benefit guarantees
GMAB ("Guaranteed minimum accumulation benefit")	An add-on benefit (enhanced benefits available for an additional cost) that entitles an owner to a minimum payment, typically in lump-sum, after a set period of time, referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.
GMDB ("Guaranteed minimum death benefit")	An add-on benefit (enhanced benefits available for an additional cost) that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner.
GMIB ("Guaranteed minimum income benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value.
GMWB ("Guaranteed minimum withdrawal benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value.
GMWB for Life ("Guaranteed minimum withdrawal benefit for life")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year for the duration of the policyholder’s life, regardless of account performance.
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
Net flows	Net flows represent the net change in customer account balances during a period, after reflecting gross premium inflows and surrender, withdrawal and benefit payment outflows. Net flows do not include investment performance, interest credited to customer accounts and policy charges.
RBC ("Risk-based capital")	Statutory minimum level of capital that is required by regulators for an insurer to support its operations
RBC ratio	The ratio of statutory total adjusted capital to company action level required capital. A formal calculation is made annually during the fourth quarter. In other periods, the ratio is estimated.
RILA	A registered index-linked annuity, which offers market index-linked investment options, subject to a cap, and a variety of guarantees designed to modify or limit losses.
RMBS	Residential mortgage-backed securities
Variable annuity	An annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments.
VIE	Variable interest entity

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

The table below presents selected financial and operating measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$264	$1,204	$1,048	$(293)
Adjusted Operating Earnings (1)	410	283	744	554
Amount of shares repurchased under share repurchase program	90	47	206	117
Dividends on common shares	54	53	110	107
Return on Equity ("ROE") Attributable to Common Shareholders	11.0%	59.4%	21.8%	(7.1)%
Adjusted Operating ROE Attributable to Common Shareholders on average equity (1)	14.3%	12.5%	13.2%	11.8%

(1) Non-GAAP Financial Measure. See "Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

Recent Events of Note

•Capital Returned to Common Shareholders: Since January 1, 2024 through June 30, 2024, we have returned $316 million to our common shareholders consisting of $110 million in dividends and $206 million in common share repurchases. Our capital return target for common shareholders for 2024 is $550-$650 million. Share repurchases, net of issuances for our share-based compensation, have reduced our outstanding shares of common stock from 78,660,221 at December 31, 2023 to 75,700,457 at June 30, 2024. See Note 19 of the Notes to Condensed Consolidated Financial Statements for further information on our share repurchases.

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

Item 2 | Management’s Discussion and Analysis | Executive Summary
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Sales
Variable annuities	$2,720	$2,448	$5,156	$4,922
RILA	1,424	541	2,579	1,074
Fixed Index Annuities	39	76	79	138
Fixed Annuities (1)	46	39	106	110
Total Retail Annuity Sales	4,229	3,104	7,920	6,244

Total Institutional Product Sales	612	304	712	953

Total Sales	$4,841	$3,408	$8,632	$7,197
(1) Includes payout annuities

Higher retail sales for the three and six months ended June 30, 2024 were primarily due to increased RILA and variable annuity sales. In addition, sales of our institutional products were higher for the three months ended June 30, 2024 but lower for the six months ended June 30, 2024, reflecting our opportunistic approach to this business, depending on both the risk-adjusted return on investment opportunities available and the prevailing cost of funding required by purchasers.

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

Item 2 | Management’s Discussion and Analysis | Key Operating Measures

	June 30, 2024	December 31, 2023
	(in millions)
Account Value
GMWB For Life	$172,811	$166,688
GMWB	6,240	6,092
GMIB	1,267	1,352
No Living Benefits	56,106	53,645
Total Variable Annuity Account Value	236,424	227,777

RILA	8,253	5,219

Fixed Index Annuity (1)	699	622
Fixed Annuity (1)	1,227	1,218
Total Fixed & Fixed Index Annuity Account Value (1)	1,926	1,840

Payout Annuity(1)	610	629

Total Retail Annuities Account Value (1)	$247,213	$235,465

Total Institutional Products Account Value	$7,299	$8,406

Total Closed Life and Annuity Blocks Account Value (1)	$7,836	$8,032

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net Flows:
Variable Annuity	$(4,376)	$(2,045)	$(8,315)	$(3,819)
RILA	1,388	524	2,507	1,040
Fixed Index Annuity (1)	28	65	59	135
Fixed Annuity (1)	6	(10)	15	(21)
Payout Annuity (1)	(9)	(11)	(28)	(37)
Total Retail Annuities Net Flows (1)	(2,963)	(1,477)	(5,762)	(2,702)
Net flows ceded	(941)	(996)	(1,807)	(2,199)
Total Retail Annuities net flows, gross of reinsurance	$(3,904)	$(2,473)	$(7,569)	$(4,901)

Total Institutional Products Net Flows	$(619)	$100	$(1,215)	$(291)

Total Closed Life and Annuity Blocks Net Flows (1)	$(89)	$(85)	$(179)	$(132)

(1) Net of reinsurance.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Net flows, net of reinsurance, decreased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, driven by increased variable annuity surrenders and withdrawals, partially offset by increased RILA sales.

Benefit Base

Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit and, therefore, may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$56,106	N/A	$53,645	N/A
By Guaranteed Living Benefits:
GMWB for Life	172,811	185,171	166,688	188,722
GMWB	6,240	5,195	6,092	5,348
GMIB (1)	1,267	1,628	1,352	1,799
Total	$236,424	$191,994	$227,777	$195,869

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$28,832	N/A	$27,486	N/A
Return of Premium	181,730	135,341	174,841	137,287
Highest Anniversary Value ("HAV")	13,453	13,052	13,213	13,522
Rollup	3,352	4,329	3,347	4,484
Combination HAV/Rollup	9,057	9,806	8,890	10,057
Total	$236,424	$162,528	$227,777	$165,350

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

	June 30,	December 31,
	2024	2023
	(in millions)
Jackson Invested Assets	$42,245	$44,068
Third Party Invested Assets (including CLOs)	27,624	29,043
Total PPM AUM	69,869	73,111
Total JNAM AUM	251,193	242,727
Total AUM	$321,062	$315,838

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

•Pricing actions we take in response to decreasing interest rates may reduce the attractiveness of crediting rates, guaranteed benefits, and other product features. This in turn may lead to reduced sales volumes.

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

Department of Labor Fiduciary Advice Rule

Effective February 16, 2021, the Department of Labor (the “DOL”) issued a regulatory action that defined what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act ("ERISA") plans and individual retirement accounts ("IRAs"), essentially broadening the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Internal Revenue Code of 1986 (the “Federal tax code”).

On April 23, 2024, the DOL adopted a final rule that revised the 2021 definition of fiduciary and related Prohibited Transaction Exemptions (PTE) (combined, the “Fiduciary Advice Rule” or “final rule”), redefining what constitutes fiduciary “investment advice” to ERISA plans and IRAs. The final rule extends fiduciary status to one-time rollover recommendations and broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Federal tax code.

The final rule also includes revisions to two PTEs (2020-02 and 84-24) that govern the sale of annuities. PTE 2020-02 governs the sale of annuity products by financial institutions, including broker-dealers, and any recommendations to purchase securities in qualified plans or from rollover funds. PTE 84-24 was narrowed to only apply to independent insurance agents recommending non-securities products. PTE 84-24 also imposes certain supervisory obligations on insurance carriers that are similar to obligations already covered under the National Association of Insurance Commissioner’s (the "NAIC") Suitability in Annuity Transactions Model Regulation, as well as new compliance policies and procedures.

The final rule was to take effect on September 23, 2024, with a one-year phase-in period for a majority of the provisions, based on certain conditions. However, the final rule is facing significant litigation challenges; and, on July 25, 2024, a federal district court in Texas issued an order that the effective date of the final rule is stayed until further order of the Court.

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

Changes to individual income tax rates and other elements of tax policy can make the tax deferral aspects of our products more or less attractive to consumers, affecting demand for our products.

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

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
1.Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) changes in the fair value of freestanding derivatives used to manage the risk associated with market risk benefits and other guaranteed benefit features, excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; (iii) the movements in reserves, market risk benefits, guaranteed benefit features accounted for as embedded derivative instruments, and related claims and benefit payments; (iv) amortization of the balance of unamortized deferred acquisition costs, at January 1, 2021, the date of transition to current accounting guidance (LDTI), associated with items excluded from adjusted operating earnings prior to transition; and (v) the impact on the valuation of Guaranteed Benefits and Net Hedging Results arising from changes in underlying actuarial assumptions. We believe excluding these items removes the impact to both revenue and related expenses associated with Guaranteed Benefits and Net Hedging Results.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$264	$1,204	$1,048	$(293)
Add: dividends on preferred stock	11	13	22	13
Add: income tax expense (benefit)	36	245	137	(313)
Pretax income (loss) attributable to Jackson Financial Inc.	311	1,462	1,207	(593)
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(780)	(781)	(1,568)	(1,561)
Net movement in freestanding derivatives	1,083	1,911	3,659	4,423
Market risk benefits (gains) losses, net	(516)	(2,570)	(3,234)	(2,744)
Net reserve and embedded derivative movements	278	194	642	383
Amortization of DAC associated with non-operating items at date of transition to LDTI	136	149	275	302
Assumption changes	—	—	—	—
Total guaranteed benefits and net hedging results	201	(1,097)	(226)	803
Net realized investment (gains) losses	30	40	37	108
Net realized investment (gains) losses on funds withheld assets	214	134	415	807
Net investment income on funds withheld assets	(285)	(252)	(555)	(559)
Other items	2	18	(16)	41
Total non-operating adjustments	162	(1,157)	(345)	1,200
Pretax adjusted operating earnings	473	305	862	607
Less: operating income tax expense (benefit)	52	9	96	40
Adjusted operating earnings before dividends on preferred stock	421	296	766	567
Less: dividends on preferred stock	11	13	22	13
Adjusted operating earnings	$410	$283	$744	$554

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

The following is a reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity and a comparison of Adjusted Operating ROE Attributable to Common Shareholders to ROE Attributable to Common Shareholders, the most comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$264	$1,204	$1,048	$(293)
Adjusted Operating Earnings	410	283	744	554

Total shareholders' equity	$10,084	$8,652	$10,084	$8,652
Less: Preferred stock	533	533	533	533
Total common shareholders' equity	9,551	8,119	9,551	8,119

Adjustments to total common shareholders’ equity:
Exclude AOCI attributable to Jackson Financial Inc. (1)	1,914	1,435	1,914	1,435
Adjusted Book Value Attributable to Common Shareholders	$11,465	$9,554	$11,465	$9,554

ROE Attributable to Common Shareholders	11.0%	59.4%	21.8%	(7.1)%
Adjusted Operating ROE Attributable to Common Shareholders on average equity	14.3%	12.5%	13.2%	11.8%

(1) Excludes $(1,712) million and $(1,930) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of June 30, 2024 and 2023, respectively, which are not attributable to Jackson Financial Inc. and are therefore not included as an adjustment to total shareholders’ equity in the reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Condensed Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenues
Fee income	$2,008	$1,913	$4,006	$3,801
Premiums	37	52	75	77
Net investment income:
Net investment income excluding funds withheld assets	463	390	927	790
Net investment income on funds withheld assets	285	252	555	559
Total net investment income	748	642	1,482	1,349
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(1,342)	(2,112)	(4,234)	(4,838)
Net gains (losses) on funds withheld reinsurance treaties	(214)	(134)	(415)	(807)
Total net gains (losses) on derivatives and investments	(1,556)	(2,246)	(4,649)	(5,645)
Other income	10	19	11	34
Total revenues	1,247	380	925	(384)

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	209	241	430	469
(Gain) loss from updating future policy benefits cash flow assumptions, net	(18)	10	(7)	24
Market risk benefits (gains) losses, net	(516)	(2,570)	(3,234)	(2,744)
Interest credited on other contract holder funds, net of deferrals and amortization	273	295	546	580
Interest expense	26	28	51	56
Operating costs and other expenses, net of deferrals	678	620	1,363	1,236
Amortization of deferred acquisition costs	277	291	555	584
Total benefits and expenses	929	(1,085)	(296)	205
Pretax income (loss)	318	1,465	1,221	(589)
Income tax expense (benefit)	36	245	137	(313)
Net income (loss)	282	1,220	1,084	(276)
Less: Net income (loss) attributable to noncontrolling interests	7	3	14	4
Net income (loss) attributable to Jackson Financial Inc.	275	1,217	1,070	(280)
Less: Dividends on preferred stock	11	13	22	13
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$264	$1,204	$1,048	$(293)

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

Pretax Income (Loss)

Our pretax income (loss) decreased by $1,147 million to $318 million for the three months ended June 30, 2024, from $1,465 million for the three months ended June 30, 2023, primarily due to:

•$2,054 million unfavorable movements in market risk benefits (gains) losses, primarily due to less favorable fund performance and interest rate movements during the three months ended June 30, 2024, compared to the prior year quarter; and
•$58 million increase in operating costs and other expenses, net of deferrals, primarily due to higher asset-based non-deferrable commissions, due to higher account values during the three months ended June 30, 2024, and an increase in incentive compensation expenses, partially offset by decreased deferred compensation expenses during the three months ended June 30, 2024.

These movements were partially offset by:

•$690 million increase in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Three Months Ended June 30,
	2024	2023	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(30)	$(40)	$10

Net gains (losses) on freestanding derivatives	(1,090)	(1,952)	862
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(222)	(120)	(102)
Net gains (losses) on derivative instruments	(1,312)	(2,072)	760
Net gains (losses) on funds withheld reinsurance	(214)	(134)	(80)
Total net gains (losses) on derivatives and investments	$(1,556)	$(2,246)	$690

◦Freestanding derivative movements were primarily driven by lower losses recognized on our equity derivatives resulting from lower market increases during the three months ended June 30, 2024, compared to the prior year; and
◦Higher losses recognized on funds withheld reinsurance were driven by a slight increase in interest rates during the three months ended June 30, 2024, compared to larger increases in interest rates during the three months ended June 30, 2023;

•$106 million increase in net investment income as a result of higher income on limited partnership investments, which are recorded on a one quarter lag, higher income on bonds driven primarily by higher yields in 2024, and higher income on funds withheld assets compared to prior year, partially offset by higher investment expenses;
•$95 million increase in fee income primarily due to higher average separate account values compared to the prior year; and
•$60 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to improved mortality and lower other policyholder benefits.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
Income Taxes

Income tax expense decreased $209 million to an expense of $36 million for the three months ended June 30, 2024, from an expense of $245 million for the three months ended June 30, 2023. The provision for income tax in the current period led to an effective income tax rate ("ETR") of 11% for the three months ended June 30, 2024, compared to the June 30, 2023 ETR of 17%. The change in the ETR during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due to the relationship of the taxable income to the consolidated pre-tax income. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction, utilization of foreign tax credits, and valuation allowance. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in our 2023 Annual Report and Note 15 - Income Taxes of the Notes to Condensed Consolidated Financial Statements in this report for more information.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

Pretax Income (Loss)

Our pretax income (loss) increased by $1,810 million to $1,221 million for the six months ended June 30, 2024, from $(589) million for the six months ended June 30, 2023, primarily due to:
•$996 million increase in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Six Months Ended June 30,
	2024	2023	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(37)	$(108)	$71

Net gains (losses) on freestanding derivatives	(3,674)	(4,501)	827
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(523)	(229)	(294)
Net gains (losses) on derivative instruments	(4,197)	(4,730)	533
Net gains (losses) on funds withheld reinsurance	(415)	(807)	392
Total net gains (losses) on derivatives and investments	$(4,649)	$(5,645)	$996
◦Freestanding derivative movements were primarily driven by lower losses recognized on our equity derivatives resulting from lower market increases in 2024, compared to the prior year, partially offset by increased losses within our interest rate related hedge instruments resulting from increases in interest rates in 2024, compared to the prior year; and
◦Lower losses recognized on funds withheld reinsurance were driven by the increase in interest rates during 2024, compared to a slight decrease in interest rates in 2023;

•$490 million favorable movements in market risk benefits (gains) losses, net, primarily due to increases in interest rates, which were partially offset by less favorable fund performance and movements in volatility in 2024 compared to the prior year;
•$205 million increase in fee income primarily due to higher average separate account values compared to prior year;
•$133 million increase in net investment income as a result of higher income on limited partnership investments, which are recorded on a one quarter lag, and higher income on bonds, driven primarily by higher yields in 2024, compared to prior year, partially offset by higher investment expenses;
•$70 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to improved mortality and lower other policyholder benefits; and
•$34 million decrease in interest credited on contract holder funds, net of deferrals, primarily due to lower average general account balances in 2024, compared to the prior year.

These movements were partially offset by:
•$127 million increase in operating costs and other expenses, net of deferrals, primarily due to higher asset-based non-deferrable commissions, due to higher account values during 2024, compared to the prior year, and an increase in incentive compensation expenses during the six months ended June 30, 2024.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
Income Taxes

Income tax expense increased $450 million to an expense of $137 million for the six months ended June 30, 2024, from a benefit of $313 million for the six months ended June 30, 2023. The provision for income tax in the current period led to an ETR of 11% for the six months ended June 30, 2024 compared to the June 30, 2023 ETR of 53%. The change in the ETR during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to the relationship of the taxable income to the consolidated pre-tax income. Our ETR differs from the statutory rate of 21% primarily due to the dividends received deduction, utilization of foreign tax credits and valuation allowance. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in our 2023 Annual Report and Note 15 - Income Taxes of the Notes to Condensed Consolidated Financial Statements in this report for more information.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$465	$328	$884	$684
Institutional Products	29	17	60	26
Closed Life and Annuity Blocks	35	7	54	(13)
Corporate and Other	(56)	(47)	(136)	(90)
Pretax Adjusted Operating Earnings	473	305	862	607
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	780	781	1,568	1,561
Net movement in freestanding derivatives	(1,083)	(1,911)	(3,659)	(4,423)
Market risk benefits gains (losses), net	516	2,570	3,234	2,744
Net reserve and embedded derivative movements	(278)	(194)	(642)	(383)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(136)	(149)	(275)	(302)
Total guaranteed benefits and net hedging results	(201)	1,097	226	(803)
Net realized investment gains (losses)	(30)	(40)	(37)	(108)
Net realized investment gains (losses) on funds withheld assets	(214)	(134)	(415)	(807)
Net investment income on funds withheld assets	285	252	555	559
Other items	(2)	(18)	16	(41)
Total pre-tax reconciling items	(162)	1,157	345	(1,200)
Pretax income (loss) attributable to Jackson Financial Inc.	311	1,462	1,207	(593)
Income tax expense (benefit)	36	245	137	(313)
Net income (loss) attributable to Jackson Financial Inc.	275	1,217	1,070	(280)
Dividends on preferred stock	11	13	22	13
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$264	$1,204	$1,048	$(293)

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$1,102	$1,002	$2,185	$1,977
Premiums	12	6	22	10
Net investment income	166	92	318	207
Other income	9	10	17	19
Total Operating Revenues	1,289	1,110	2,542	2,213

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	9	12	25	(3)
(Gain) loss from updating future policy benefits cash flow assumptions, net	(15)	—	(14)	(2)
Interest credited on other contract holder funds, net of deferrals and amortization	84	96	172	194
Interest expense	6	6	12	12
Operating costs and other expenses, net of deferrals	601	529	1,187	1,051
Amortization of deferred acquisition costs	139	139	276	277
Total Operating Benefits and Expenses	824	782	1,658	1,529

Pretax Adjusted Operating Earnings	$465	$328	$884	$684

The following table summarizes a roll-forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$247,611	$218,770	$235,465	$209,967
Premiums and deposits	4,265	3,154	7,989	6,351
Surrenders, withdrawals, and benefits	(7,228)	(4,631)	(13,751)	(9,053)
Net flows	(2,963)	(1,477)	(5,762)	(2,702)
Investment performance	2,996	10,483	18,284	21,011
Change in value of equity option	224	117	524	225
Interest credited	84	96	172	195
Policy charges and other	(739)	(723)	(1,470)	(1,430)
Balance as of end of period, net of ceded reinsurance	247,213	227,266	247,213	227,266
Ceded reinsurance	16,803	20,093	16,803	20,093
Balance as of end of period, gross of reinsurance	$264,016	$247,359	$264,016	$247,359

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $137 million to $465 million for the three months ended June 30, 2024, from $328 million for the three months ended June 30, 2023, primarily due to:

•$100 million increase in fee income primarily due to higher average separate account values compared to the prior year; and
•$86 million increase in spread income primarily due to $74 million higher investment income driven by higher income on bonds due to higher asset balances earning higher yields in 2024, compared to the prior year quarter, partially offset by higher investment expenses related to repurchase agreements, and $12 million lower interest credited on contract holder funds compared to prior year.

These increases were partially offset by:

•$72 million increase in operating costs and other expenses, net of deferrals, primarily due to higher asset-based non-deferrable commissions, due to higher account values during the three months ended June 30, 2024, compared to the prior year, and an increase in incentive compensation expenses during the three months ended June 30, 2024.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $200 million to $884 million for the six months ended June 30, 2024, from $684 million for the six months ended June 30, 2023, primarily due to:

•$208 million increase in fee income primarily due to higher average separate account values compared to prior year; and
•$133 million increase in spread income primarily due to $111 million higher investment income driven by higher income on bonds driven by higher asset balances earning higher yields in 2024, compared to the prior year, partially offset by higher investment expenses related to repurchase agreements, and $22 million lower interest credited on contract holder funds compared to prior year.

These increases were partially offset by:

•$136 million increase in operating costs and other expenses, net of deferrals, primarily due to higher asset-based non-deferrable commissions, due to higher account values during 2024, and an increase in incentive compensation expenses during the six months ended June 30, 2024.

Account Value

Retail annuities account value, net of reinsurance, increased $19.9 billion between periods primarily due to positive variable annuity separate account returns driven by favorable market performance in 2024, as well as positive RILA net flows over the period.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$118	$102	$231	$188
Total Operating Revenues	118	102	231	188

Operating Benefits and Expenses
Interest credited on other contract holder funds, net of deferrals and amortization	88	84	169	160
Operating costs and other expenses, net of deferrals	1	1	2	2
Total Operating Benefits and Expenses	89	85	171	162

Pretax Adjusted Operating Earnings	$29	$17	$60	$26

The following table summarizes a roll-forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Institutional Products:
Balance as of beginning of period	$7,825	$8,691	$8,406	$9,019
Premiums and deposits	612	304	712	953
Surrenders, withdrawals, and benefits	(1,231)	(204)	(1,927)	(1,244)
Net flows	(619)	100	(1,215)	(291)
Interest credited	88	84	169	160
Policy Charges and other	5	12	(61)	(1)
Balance as of end of period	$7,299	$8,887	$7,299	$8,887
Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $12 million to $29 million for the three months ended June 30, 2024, from $17 million for the three months ended June 30, 2023, primarily due to an $12 million increase in spread income primarily due to $16 million higher investment income, partially offset by $4 million higher interest credited on contract holder funds.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $34 million to $60 million for the six months ended June 30, 2024, from $26 million for the six months ended June 30, 2023, primarily due to a $34 million increase in spread income primarily due to $43 million higher investment income, partially offset by $9 million higher interest credited on contract holder funds.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Account Value

Institutional product account value decreased from $8,887 million at June 30, 2023, to $7,299 million at June 30, 2024. The decrease in account value was driven by continued maturities of the existing contracts and funding agreements in addition to decreased issuances in 2024.

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Closed Block Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$112	$116	$224	$233
Premiums	28	49	58	72
Net investment income	168	161	331	328
Other income	7	6	14	10
Total Operating Revenues	315	332	627	643

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	144	154	288	317
(Gain) loss from updating future policy benefits cash flow assumptions, net	(2)	11	6	27
Interest credited on other contract holder funds, net of deferrals and amortization	101	115	205	226
Operating costs and other expenses, net of deferrals	35	42	70	81
Amortization of deferred acquisition costs	2	3	4	5
Total Operating Benefits and Expenses	280	325	573	656

Pretax Adjusted Operating Earnings	$35	$7	$54	$(13)

Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $28 million to $35 million for the three months ended June 30, 2024, from $7 million for the three months ended June 30, 2023, primarily due to:

•$23 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to improved mortality and lower other policyholder benefits; and
•$14 million decrease in interest credited on contract holder funds related to persistency bonuses in 2023.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $67 million to $54 million for the six months ended June 30, 2024, from $(13) million for the six months ended June 30, 2023, primarily due to:

•$50 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to improved mortality and lower other policyholder benefits; and
•$21 million decrease in interest credited on contract holder funds related to persistency bonuses in 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$12	$13	$24	$26
Net investment income	(1)	7	3	25
Other income	(6)	3	(20)	5
Total Operating Revenues	5	23	7	56

Operating Benefits and Expenses
Interest expense	20	22	39	44
Operating costs and other expenses, net of deferrals	41	48	104	102
Total Operating Benefits and Expenses	61	70	143	146

Pretax Adjusted Operating Earnings	$(56)	$(47)	$(136)	$(90)

Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $9 million to $(56) million for the three months ended June 30, 2024, from $(47) million for the three months ended June 30, 2023, primarily due to a $9 million decrease in other income and an $8 million decrease in net investment income partially offset by a $7 million decrease in operating costs and other expenses, net of deferrals, primarily due to decreased deferred compensation expenses during the three months ended June 30, 2024.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $46 million to $(136) million for the six months ended June 30, 2024, from $(90) million for the six months ended June 30, 2023, primarily due to a $25 million decrease in other income primarily due to a one-time reinsurance related adjustment and a $22 million decrease in net investment income.

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

The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate. See Note 8 - Reinsurance of the Notes to Condensed Consolidated Financial Statements for further details. We may also use other third-party investment managers for certain niche asset classes. As of June 30, 2024, Apollo managed $15.1 billion of cash and investments and other third-party investment managers managed approximately $225 million of investments.

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

Item 2 | Management’s Discussion and Analysis | Investments
Portfolio Composition

The following table summarizes the carrying values of our investments:

	June 30, 2024			December 31, 2023
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$29,832	$10,520	$40,352	$28,896	$11,526	$40,422
Debt Securities, at fair value under fair value option	2,409	158	2,567	2,037	116	2,153
Debt securities, trading, at fair value	72	—	72	68	—	68
Equity securities, at fair value	62	150	212	243	151	394
Mortgage loans, net of allowance for credit losses	6,859	2,840	9,699	7,015	3,067	10,082
Mortgage loans, at fair value under fair value option	—	430	430	—	481	481
Policy loans	915	3,524	4,439	928	3,471	4,399
Freestanding derivative instruments	189	37	226	375	15	390
Other invested assets	1,925	748	2,673	1,757	709	2,466
Total investments	$42,263	$18,407	$60,670	$41,319	$19,536	$60,855

Available-for-sale debt securities decreased to $40,352 million at June 30, 2024, from $40,422 million at December 31, 2023. The amortized cost of available-for-sale debt securities increased to $45,301 million as of June 30, 2024, from $44,843 million as of December 31, 2023. Further, net unrealized losses, after adjusting for allowance for credit loss, were $4,921 million as of June 30, 2024, compared to $4,401 million as of December 31, 2023.

Other Invested Assets

Other invested assets increased to $2,673 million at June 30, 2024 from $2,466 million at December 31, 2023.

Item 2 | Management’s Discussion and Analysis | Investments
Debt Securities

At June 30, 2024 and December 31, 2023, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

June 30, 2024	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,780	$—	$—	$934	$3,846
Other government securities	1,571	—	—	255	1,316
Corporate securities
Utilities	5,697	—	26	618	5,105
Energy	2,974	—	13	296	2,691
Banking	2,457	—	14	149	2,322
Healthcare	3,253	—	11	380	2,884
Finance/Insurance	4,621	12	21	440	4,190
Technology/Telecom	2,161	1	4	219	1,945
Consumer goods	2,347	—	13	329	2,031
Industrial	1,731	—	8	125	1,614
Capital goods	1,945	—	7	156	1,796
Real estate	1,566	—	3	149	1,420
Media	1,044	—	1	127	918
Transportation	1,404	—	4	181	1,227
Retail	1,306	—	5	151	1,160
Other (1)	2,504	—	9	126	2,387
Total Corporate Securities	35,010	13	139	3,446	31,690
Residential mortgage-backed	426	6	11	70	361
Commercial mortgage-backed	1,641	—	2	125	1,518
Other asset-backed securities	4,511	8	8	251	4,260
Total Debt Securities	$47,939	$27	$160	$5,081	$42,991

(1) No single remaining industry exceeds 3% of the portfolio.

Item 2 | Management’s Discussion and Analysis | Investments

December 31, 2023	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,154	$—	$3	$845	$4,312
Other government securities	1,622	—	1	221	1,402
Corporate securities
Utilities	5,598	—	42	513	5,127
Energy	2,946	—	24	272	2,698
Banking	2,204	1	23	148	2,078
Healthcare	2,985	—	20	338	2,667
Finance/Insurance	4,392	13	31	429	3,981
Technology/Telecom	2,058	1	10	191	1,876
Consumer goods	2,395	—	21	285	2,131
Industrial	1,609	—	14	112	1,511
Capital goods	1,838	—	14	127	1,725
Real estate	1,572	—	6	153	1,425
Media	1,082	—	4	109	977
Transportation	1,381	—	7	157	1,231
Retail	1,197	—	6	132	1,071
Other (1)	2,211	—	14	119	2,106
Total Corporate Securities	33,468	15	236	3,085	30,604
Residential mortgage-backed	422	6	12	53	375
Commercial mortgage-backed	1,569	—	1	147	1,423
Other asset-backed securities	4,830	—	6	309	4,527
Total Debt Securities	$47,065	$21	$259	$4,660	$42,643

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

	June 30,	December 31,
	2024	2023
	(in millions)
Common Stock	$18	$17
Preferred Stock	172	175
Mutual Funds	22	202
Total	$212	$394

Item 2 | Management’s Discussion and Analysis | Investments
Mortgage Loans

At June 30, 2024, commercial mortgage loans were collateralized by properties located in 36 states, the District of Columbia, and Europe. Residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

The table below presents the carrying value, net of allowance of credit loss, of our mortgage loans by property type:

	June 30,	December 31,
	2024	2023
	(in millions)
Commercial:
Apartment	$2,640	$2,841
Hotel	807	767
Office	1,319	1,379
Retail	1,817	1,864
Warehouse	1,966	2,016
Other	679	695
Total Commercial (1)	$9,228	$9,562
Residential (2)	901	1,001
Total	$10,129	$10,563

(1)    Net of an allowance for credit losses of $155 million and $160 million at June 30, 2024 and December 31, 2023, respectively.
(2)    Net of an allowance for credit losses of $5 million and $5 million at June 30, 2024 and December 31, 2023, respectively.

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	June 30,	December 31,
	2024	2023
	(in millions)
United States:
East North Central	$1,061	$1,024
East South Central	498	502
Middle Atlantic	1,433	1,481
Mountain	478	531
New England	273	287
Pacific	2,264	2,500
South Atlantic	2,141	2,147
West North Central	582	593
West South Central	975	992
Total United States	9,705	10,057
Foreign	424	506
Total	$10,129	$10,563

Item 2 | Management’s Discussion and Analysis | Investments
The following table provides information about the credit quality of our mortgage loans:

	June 30,	December 31,
	2024	2023
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$8,305	$8,604
70% - 80%	508	711
80% - 100%	364	196
Greater than 100%	51	51
Total	9,228	9,562

Residential mortgage loans
Performing	795	911
Nonperforming (1)	106	90
Total	901	1,001

Total mortgage loans	$10,129	$10,563

(1) As of June 30, 2024 and December 31, 2023, includes $20 million and $22 million of loans purchased when the loans were greater than 90 days delinquent and $4 million and $5 million of loans in process of foreclosure, respectively, and are supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	June 30,
	2024	2023
	(in millions)
Balance at beginning of year	$165	$95
Provision (release)	(5)	67
Balance at end of period	$160	$162

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment. Accrued interest amounting to $1 million and $2 million were written off as of June 30, 2024 and 2023, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The following table provides information about our impaired residential mortgage loans (in millions):

	June 30, 2024	December 31, 2023
Recorded investment	$35	$24
Unpaid principal balance	39	27
Related loan allowance	2	1
Average recorded investment	26	19
Investment income recognized	—	1

Derivative Instruments

Note 5 – Derivative Instruments of the Notes to Condensed Consolidated Financial Statements presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments as of June 30, 2024 and December 31, 2023.

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

Our policy and contract liabilities includes separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of June 30, 2024, 90% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 7% were in our Closed Life and Annuity Blocks segment.

The tables below represents a breakdown of our policy and contract liabilities:

June 30, 2024	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$228,802	$—	$7,622	$(4,715)	$231,709
RILA (1)	—	—	8,253	5	8,258
Fixed Annuities	—	—	8,971	1	8,972
Fixed Index Annuities (2)	—	—	9,515	37	9,552
Payout Annuities	—	1,088	853	—	1,941
Other Annuities	205	—	—	—	205
Total Retail Annuities	229,007	1,088	35,214	(4,672)	260,637
Total Institutional Products	—	—	7,299	—	7,299
Total Closed Life and Annuity Blocks	81	8,831	12,043	6	20,961
Total Policy and Contract Liabilities	229,088	9,919	54,556	(4,666)	288,897
Claims payable and other	—	1,451	167	—	1,618
Total	$229,088	$11,370	$54,723	$(4,666)	$290,515

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities

December 31, 2023	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$219,381	$—	$8,396	$(2,000)	$225,777
RILA (1)	—	—	5,219	3	5,222
Fixed Annuities	—	—	9,736	1	9,737
Fixed Index Annuities (2)	—	—	10,243	37	10,280
Payout Annuities	—	1,090	860	—	1,950
Other Annuities	198	—	—	—	198
Total Retail Annuities	219,579	1,090	34,454	(1,959)	253,164
Total Institutional Products	—	—	8,406	—	8,406
Total Closed Life and Annuity Blocks	77	9,362	12,291	7	21,737
Total Policy and Contract Liabilities	219,656	10,452	55,151	(1,952)	283,307
Claims payable and other	—	1,446	168	—	1,614
Total	$219,656	$11,898	$55,319	$(1,952)	$284,921

(1) Includes the embedded derivative liabilities in other contract holder funds related to RILA of $2,124 million and $1,224 million at June 30, 2024 and December 31, 2023, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity in other contract holder funds of $858 million and $866 million at June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024:

•$229.1 billion or 79% of our policy and contract liabilities were backed by separate account assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets.
•$42.8 billion of our policy and contract liabilities were backed by our investment portfolio.
•$17.0 billion of our policy and contract liabilities were reinsured by Athene and backed by funds withheld assets.

As of June 30, 2024, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers.

As of June 30, 2024, 94% of fixed annuity, fixed-indexed annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed index annuities and fixed annuities.

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

The discussion below describes our liquidity and capital resources for the three months ended June 30, 2024, and 2023.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$2,904	$2,547
Net cash provided by (used in) investing activities	(3,920)	(2,804)
Net cash provided by (used in) financing activities	64	(1,941)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(952)	(2,198)
Cash, cash equivalents, and restricted cash at beginning of period	2,691	4,301
Total cash, cash equivalents, and restricted cash at end of period	$1,739	$2,103

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

Cash flows provided by (used in) operating activities increased $357 million during the six months ended June 30, 2024, to $2,904 million for the six months ended June 30, 2024, from $2,547 million for the six months ended June 30, 2023. This was primarily due to the timing of settlements of receivables and payables.

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

Cash flows provided by (used in) investing activities decreased $1,116 million to $(3,920) million during the six months ended June 30, 2024, from $(2,804) million during the six months ended June 30, 2023. This decrease was primarily driven by increased purchases of debt securities, primarily driven by increased RILA issuances in 2024, partially offset by lower outflows related to our hedging program for derivative settlements and collateral.

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

Cash flows provided by (used in) financing activities increased $2,005 million to $64 million during the six months ended June 30, 2024, from $(1,941) million during the six months ended June 30, 2023. This increase was primarily due to higher deposits from increased RILA sales in 2024 in addition to higher proceeds from repurchase agreements in 2024, partially offset by the proceeds we received in the prior year from the issuance of our preferred stock.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, and statutory reserve items) and model-based components. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of June 30, 2024, our insurance companies were well in excess of the minimum required capital levels.

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

Under Delaware law, dividends may be paid or stock may be repurchased out of “surplus,” or out of the current or the immediately preceding year's earnings. Surplus is defined as the fair market value of net assets minus stated capital. JFI is a holding company and has no direct operations. All of our business operations are conducted through our subsidiaries. Any dividends we pay, or stock repurchases we make will depend upon the funds legally available for distribution, including dividends or distributions from our subsidiaries to us. The states in which our insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to their parent companies. These restrictions are based in part on the prior year’s statutory income and surplus, as well as earned surplus. Such restrictions, or any future restrictions adopted by the states in which our insurance subsidiaries are domiciled, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable by our subsidiaries without affirmative approval of state regulatory authorities. See “Risk Factors—Risks relating to Financing and Liquidity - As a holding company, Jackson Financial depends on the ability of its subsidiaries to pay dividends and make other distributions to meet its obligations and liquidity needs, including servicing debt, dividend payments and stock repurchases” in our 2023 Annual Report.

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

During the second quarter of 2024, we paid a cash dividend of $0.50 per depositary share and $0.70 per share on JFI's preferred and common stock totaling $11 million and $54 million, respectively. On August 1, 2024, our Board of Directors approved a third quarter cash dividend on JFI's common stock, $0.70 per share, payable on September 19, 2024, to common shareholders of record on September 5, 2024. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on September 30, 2024, to preferred shareholders of record at the close of business on September 5, 2024.

On August 1, 2024, our Board of Directors authorized an increase of $750 million in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program.

We repurchased a total of 1,294,473 shares and 3,451,845 shares of common stock for an aggregate purchase price of $90 million and $206 million in the three and six months ended June 30, 2024, respectively, which were funded with cash on hand.

See Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements in this report for further information on dividends to shareholders and share repurchases.

As of June 30, 2024, Jackson Financial has recorded an estimated liability balance of $94 million for the provision of the Federal corporate alternative minimum tax ("CAMT") based on the Company’s interpretation of available guidance with an offsetting deferred tax asset for $94 million of credit carryover that could be used to offset future tax liabilities. At the JFI Consolidated level an estimated liability of $273 million was recorded with a deferred tax asset for $428 million of credit carryover.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
For 2024, ordinary dividend capacity for Jackson and Brooke Life is based on the greater of 10% of 2023 reported statutory capital and surplus or statutory net gain from operations. This capacity is then reduced by cumulative dividends and other capital distributions in the preceding 12 months, subject to the availability of earned surplus. As a result of cumulative dividends and other capital distributions occurring in the preceding 12 months as of June 30, 2024, including the January 2024 distributions to establish Brooke Re, future dividends from both Jackson and Brooke Life are expected to be classified as extraordinary. There is a process within the Michigan Insurance Code to request extraordinary dividends that the companies have utilized previously. Brooke Life, as the sole owner of Jackson and Brooke Re, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial.

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

In connection with the formation of Brook Re, Jackson remitted a $1,920 million return of capital to its parent company, Brooke Life in the first quarter of 2024. Brooke Life subsequently made a $1,870 million capital contribution to its subsidiary, Brooke Re. On June 20, 2024, Jackson paid a $250 million extraordinary dividend to its parent company, Brooke Life. Brooke Life subsequently remitted a $250 million return of capital to its ultimate parent, Jackson Financial. In addition, for the three months ended March 31, 2024, Brooke Life paid $45 million of interest associated with the $2 billion surplus note between Brooke Life and Jackson Finance, LLC ("Jackson Finance"), a subsidiary of Jackson Financial.

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

Liquidity requirements are principally for purchases of new investments, management of derivative-related margin requirements, repayment of principal and interest on debt, payments of interest on surplus notes, funding of insurance product liabilities including payments for policy benefits, surrenders, maturities and new policy loans, funding of expenses including payment of commissions, operating expenses and taxes. As of June 30, 2024, Jackson’s outstanding surplus notes and bank debt included $53 million of bank loans from the Federal Home Loan Bank of Indianapolis ("FHLBI"), collateralized by mortgage-related securities and mortgage loans and $250 million of surplus notes maturing in 2027.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are managed in accordance with our hedging and risk management program. Our cash flows associated with collateral received from counterparties and posted with counterparties fluctuates with changes in the market value of the underlying derivative contract and/or the market value of the collateral. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Collateral posting requirements can result in material liquidity needs for our insurance subsidiaries. As of June 30, 2024, we were in a net collateral payable position of $116 million, which is down from $780 million as of December 31, 2023.

Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements, including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of June 30, 2024, approximately half of Jackson’s general account reserves are not surrenderable, included surrender charges greater than 5%, or included market value adjustments to discourage early withdrawal of policy and contract funds.

The liquidity sources for our insurance company subsidiaries include their cash, short-term investments, sales of publicly-traded bonds, insurance premiums, fees charged on our products, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of a short-term borrowing facility with the FHLBI.

Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of June 30, 2024, the portfolio of cash, short-term investments and privately and publicly traded securities and equities that are unencumbered and unrestricted to sale, amounted to $21.2 billion.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
The credit agreement governing the 2023 Revolving Credit Facility contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). The credit agreement contains financial maintenance covenants, including a minimum adjusted consolidated net worth test of no less than 70% of our adjusted consolidated net worth as of September 30, 2022 (plus (to the extent positive) or minus (to the extent negative) 70% of the impact on such adjusted consolidated net worth resulting from the application of a one-time transition adjustment for the LDTI accounting change for insurance contracts, and plus 50% of the aggregate amount of any increase in adjusted consolidated net worth resulting from equity issuances by the Company and its consolidated subsidiaries after September 30, 2022) and a maximum consolidated indebtedness to total capitalization ratio test not to exceed 35%. We were in compliance with these covenants at June 30, 2024.

Jackson is a party to an Uncommitted Money Market Line Credit Agreement dated April 6, 2023, among Jackson, Jackson Financial, and Société Générale. This agreement is an uncommitted short-term cash advance facility that provides an additional form of liquidity to Jackson and to Jackson Financial. The aggregate borrowing capacity under the agreement is $500 million and each cash advance request must be at least $100 thousand. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. Jackson and Jackson Financial are jointly and severally liable to repay any advance under the agreement, which must be repaid prior to the last day of the quarter in which the advance was drawn.

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5 million and $10 million for the three and six months ended June 30, 2024, respectively and interest expense on the notes was $7 million and $12 million for the three and six months ended June 30, 2023, respectively.

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

Federal Home Loan Bank

Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of June 30, 2024 and December 31, 2023, Jackson held a bank loan with an outstanding balance of $53 million and $57 million, respectively.

Collateral Upgrade Transactions

During the three months ended March 31, 2024, Jackson executed certain paired repurchase and reverse repurchase transactions (“collateral upgrade” transactions) totaling $1.5 billion pursuant to master repurchase agreements with participating bank counterparties. Under these collateral upgrade transactions, the Company lends securities (e.g., corporate debt securities or other securities agreed upon between the parties) to bank counterparties in exchange for U.S. Treasury securities that the Company then uses to provide as collateral. The paired repurchase and reverse repurchase transactions are settled on a net basis in accordance with master netting agreements. As a result, there was no cash exchanged at initiation of these agreements. The paired transactions are reported net within the Condensed Consolidated Balance Sheets. These transactions do not have a stated maturity and require at least 150-days' notice prior to termination.

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

As of August 1, 2024, the financial strength ratings of our principal insurance subsidiaries were as follows:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
April 1, 2024 - April 30, 2024
Share repurchase program	661,244	$66.56	661,244	$141
Employee transactions (2)	277,061	66.02	N/A	N/A

May 1, 2024 - May 31, 2024
Share repurchase program	193,541	72.35	193,541	127
Employee transactions (2)	—	N/A	N/A	N/A

June 1, 2024 - June 30, 2024
Share repurchase program	439,688	71.66	439,688	95
Employee transactions (2)	7,922	73.24	N/A	N/A

Totals
Share repurchase program	1,294,473		1,294,473
Employee transactions (2)	284,983		N/A
	1,579,456		1,294,473

(1) On August 1, 2024, our Board of Directors authorized an increase of $750 million in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of August 1, 2024, the Company had remaining authorization to purchase $806 million of its common shares. For more information on common stock repurchases, see Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.
(2) Includes shares withheld pursuant to the terms of awards under the Company's 2021 Omnibus Incentive Plan to offset tax withholding obligations that occur upon vesting and release of shares, which are treated as share repurchases. The value of the shares withheld is the closing price of common stock of Jackson Financial Inc. on the date the relevant transaction occurs; or, if the shares vest on a non-trading day, then the value of the shares withheld is based on the closing stock price from the trading day immediately prior to the vesting date.

Item 5. Other Information.

During the three months ended June 30, 2024, none of our Section 16 officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Jackson Financial’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Section 408(c) of Regulations S-K).

Item 6. Exhibits.

The following documents are filed as exhibits hereto:

Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Jackson Financial Inc., incorporated by reference to Exhibit 3.3 to Jackson Financial Inc.’s Current Report on Form 8-K, dated May 23, 2024.
10.1*†
Form of 2024 Notice of Award of Restricted Share Units and 2024 Director Restricted Share Unit Agreement (annual equity retainer) between Jackson Financial Inc. and each of Lily Fu Claffee, Gregory T. Durant, Steven A. Kandarian, Derek G. Kirkland, Drew Lawton, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher.

10.2*†
Form of 2024 Notice of Award of Restricted Share Units and 2024 Director Restricted Share Units Agreement (annual equity in lieu of cash retainer) between Jackson Financial Inc. and each of Lily Fu Claffee, Derek G. Kirkland, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher.

10.3*†	Offer Letter Agreement, dated and signed May 23, 2024, by and between Craig Anderson and Jackson National Life Insurance Company.
10.4*†	Offer Letter Agreement, dated May 23, 2024 and signed May 24, 2024, by and between Don Cummings and Jackson National Life Insurance Company.
10.5*†	Offer Letter Agreement, dated May 23, 2024 and signed May 28, 2024, by and between Marcia Wadsten and Jackson National Life Insurance Company.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: August 7, 2024	By:	/s/ Don W. Cummings
Don W. Cummings
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)