Form 10-Q
period 2024-09-30
Jackson Financial Inc.
filed 2024-11-06
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 1, 2024, there were 73,861,777 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
.
Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 30,	December 31,
	2024	2023
Assets	(Unaudited)
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $44 and $21 at September 30, 2024 and December 31, 2023, respectively (amortized cost: 2024 $45,536; 2023 $44,844)	$42,289	$40,422
Debt Securities, at fair value under fair value option	2,937	2,153
Debt Securities, trading, at fair value	73	68
Equity securities, at fair value	213	394
Mortgage loans, net of allowance for credit losses of $148 and $165 at September 30, 2024 and December 31, 2023, respectively	9,564	10,082
Mortgage loans, at fair value under fair value option	432	481
Policy loans (including $3,535 and $3,457 at fair value under the fair value option at September 30, 2024 and December 31, 2023, respectively)	4,453	4,399
Freestanding derivative instruments	295	390
Other invested assets	2,747	2,466
Total investments	63,003	60,855
Cash and cash equivalents	3,061	2,688
Accrued investment income	528	512
Deferred acquisition costs	11,986	12,302
Reinsurance recoverable, net of allowance for credit losses of $25 and $29 at September 30, 2024 and December 31, 2023, respectively	22,959	25,422
Reinsurance recoverable on market risk benefits, at fair value	149	149
Market risk benefit assets, at fair value	7,615	6,737
Deferred income taxes, net	527	640
Other assets	797	1,294
Separate account assets	235,037	219,656
Total assets	$345,662	$330,255
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$11,543	$11,898
Other contract holder funds	57,334	55,319
Market risk benefit liabilities, at fair value	4,384	4,785
Funds withheld payable under reinsurance treaties (including $3,711 and $3,626 at fair value under the fair value option at September 30, 2024 and December 31, 2023, respectively)	18,103	19,952
Long-term debt	2,033	2,037
Repurchase agreements and securities lending payable	820	19
Collateral payable for derivative instruments	124	780
Freestanding derivative instruments	425	1,210
Notes issued by consolidated variable interest entities, at fair value under fair value option (Note 4)	2,366	1,988
Other liabilities	2,586	2,277
Separate account liabilities	235,037	219,656
Total liabilities	334,755	319,921
Commitments, Contingencies, and Guarantees (Note 16)
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; 22,000 shares issued and outstanding at September 30, 2024 and December 31, 2023; liquidation preference $25,000 per share (See Note 19)	533	533
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 74,351,061 and 78,660,221 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (See Note 19)	1	1
Additional paid-in capital	6,025	6,005
Treasury stock, at cost; 20,133,348 and 15,820,785 shares at September 30, 2024 and December 31, 2023, respectively	(909)	(599)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(323) and $(178) at September 30, 2024 and December 31, 2023, respectively	(2,383)	(2,808)
Retained earnings	7,431	7,038
Total shareholders' equity	10,698	10,170
Noncontrolling interests	209	164
Total equity	10,907	10,334
Total liabilities and equity	$345,662	$330,255

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Fee income	$2,032	$1,950	$6,038	$5,751
Premiums	31	32	106	109
Net investment income:
Net investment income excluding funds withheld assets	457	458	1,384	1,248
Net investment income on funds withheld assets	269	303	824	862
Total net investment income	726	761	2,208	2,110
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	102	(335)	(4,132)	(5,173)
Net gains (losses) on funds withheld reinsurance treaties	(784)	159	(1,199)	(648)
Total net gains (losses) on derivatives and investments	(682)	(176)	(5,331)	(5,821)
Other income	14	18	25	52
Total revenues	2,121	2,585	3,046	2,201

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	209	232	639	701
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	(1)	(7)	23
Market risk benefits (gains) losses, net	1,172	(2,376)	(2,062)	(5,120)
Interest credited on other contract holder funds, net of deferrals and amortization	275	284	821	864
Interest expense	25	28	76	84
Operating costs and other expenses, net of deferrals	742	626	2,105	1,862
Amortization of deferred acquisition costs	277	290	832	874
Total benefits and expenses	2,700	(917)	2,404	(712)
Pretax income (loss)	(579)	3,502	642	2,913
Income tax expense (benefit)	(113)	712	24	399
Net income (loss)	(466)	2,790	618	2,514
Less: Net income (loss) attributable to noncontrolling interests	3	17	17	21
Net income (loss) attributable to Jackson Financial Inc.	(469)	2,773	601	2,493
Less: Dividends on preferred stock	11	11	33	24
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(480)	$2,762	$568	$2,469

Earnings per share
Basic	$(6.37)	$33.66	$7.41	$29.95
Diluted	$(6.37)	$33.35	$7.34	$29.20

See Notes to Condensed Consolidated Financial Statements.

c
Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$(466)	$2,790	$618	$2,514

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment, net of tax expense (benefit) of: $68 and $(62), for the three months ended September 30, 2024 and 2023, respectively, and $54 and $(4), for the nine months ended September 30, 2024 and 2023, respectively.	1,679	(1,223)	1,170	(787)
Change in unrealized gains (losses) on securities with credit impairment, net of tax expense (benefit) of: $(2) and $(4), for the three months ended September 30, 2024 and 2023, respectively, and $(1) and $(7), for the nine months ended September 30, 2024 and 2023, respectively.	(33)	(15)	(28)	(24)
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit) of $(61) and $55, for the three months ended September 30, 2024 and 2023, respectively, and $(29) and $44, for the nine months ended September 30, 2024 and 2023, respectively.	(219)	199	(103)	160
Change in non-performance risk on market risk benefits, net of tax expense (benefit) of $(51) and $(216), for the three months ended September 30, 2024 and 2023, respectively, and $(169) and $(321), for the nine months ended September 30, 2024 and 2023, respectively.	(184)	(783)	(614)	(1,158)
Total other comprehensive income (loss)	1,243	(1,822)	425	(1,809)
Comprehensive income (loss)	777	968	1,043	705
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	17	17	21
Comprehensive income (loss) attributable to Jackson Financial Inc.	$774	$951	$1,026	$684

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

						Accumulated
				Additional	Treasury	Other		Total	Non-
		Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
		Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of June 30, 2024		$533	$1	$6,007	$(796)	$(3,626)	$7,965	$10,084	$200	$10,284

Net income (loss)		—	—	—	—	—	(469)	(469)	3	(466)
Other comprehensive income (loss)		—	—	—	—	1,243	—	1,243	—	1,243
Change in equity of noncontrolling interests		—	—	—	—	.	—	—	6	6
Dividends on preferred stock		—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock		—	—	—	—	—	(54)	(54)	—	(54)
Purchase of treasury stock		—	—	—	(113)	—	—	(113)	—	(113)
Share based compensation		—	—	18	—	—	—	18	—	18
Balances as of September 30, 2024		$533	$1	$6,025	$(909)	$(2,383)	$7,431	$10,698	$209	$10,907

						Accumulated
				Additional	Treasury	Other		Total	Non-
		Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
		Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of June 30, 2023		$533	$1	$5,997	$(466)	$(3,365)	$5,952	$8,652	$771	$9,423

Net income (loss)		—	—	—	—	—	2,773	2,773	17	2,790
Other comprehensive income (loss)		—	—	—	—	(1,822)	—	(1,822)	—	(1,822)
Change in equity of noncontrolling interests		—	—	—	—	.	—	—	(13)	(13)
Dividends on preferred stock		—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock		—	—	—	—	—	(52)	(52)	—	(52)
Purchase of treasury stock		—	—	—	(72)	—	—	(72)	—	(72)
Share based compensation		—	—	10	1	—	(1)	10	—	10
Balances as of September 30, 2023		$533	$1	$6,007	$(537)	$(5,187)	$8,661	$9,478	$775	$10,253

						Accumulated
				Additional	Treasury	Other		Total	Non-
		Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
		Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2023		$533	$1	$6,005	$(599)	$(2,808)	$7,038	$10,170	$164	$10,334

Net income (loss)		—	—	—	—	—	601	601	17	618
Other comprehensive income (loss)		—	—	—	—	425	—	425	—	425
Change in equity of noncontrolling interests		—	—	—	—	—	—	—	28	28
Dividends on preferred stock		—	—	—	—	—	(33)	(33)	—	(33)
Dividends on common stock		—	—	—	—	—	(164)	(164)	—	(164)
Purchase of treasury stock		—	—	—	(343)	—	—	(343)	—	(343)
Share based compensation		—	—	20	33	—	(11)	42	—	42
Balances as of September 30, 2024	$1	$533	$1	$6,025	$(909)	$(2,383)	$7,431	$10,698	$209	$10,907

						Accumulated
				Additional	Treasury	Other		Total	Non-
		Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
		Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2022		$—	$1	$6,063	$(443)	$(3,378)	$6,403	$8,646	$732	$9,378

Net income (loss)		—	—	—	—	—	2,493	2,493	21	2,514
Other comprehensive income (loss)		—	—	—	—	(1,809)	—	(1,809)	—	(1,809)
Change in equity of noncontrolling interests		—	—	—	—	—	—	—	22	22
Dividends on preferred stock		—	—	—	—	—	(24)	(24)	—	(24)
Dividends on common stock		—	—	—	—	—	(159)	(159)	—	(159)
Purchase of treasury stock		—	—	—	(236)	—	—	(236)	—	(236)
Issuance of preferred stock		533	—	—	—	—	—	533	—	533
Share based compensation		—	—	(56)	142	—	(52)	34	—	34
Balances as of September 30, 2023		$533	$1	$6,007	$(537)	$(5,187)	$8,661	$9,478	$775	$10,253

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$618	$2,514

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	82	235
Net losses (gains) on derivatives	4,050	4,938
Net losses (gains) on funds withheld reinsurance treaties	1,199	648
Net (gain) loss on market risk benefits	(2,062)	(5,120)
(Gain) loss from updating future policy benefits cash flow assumptions, net	(7)	23
Interest credited on other contract holder funds, gross	821	864
Mortality, expense and surrender charges	(410)	(396)
Amortization of discount and premium on investments	(42)	(23)
Deferred income tax expense (benefit)	259	(24)
Share-based compensation	162	74
Change in:
Accrued investment income	(16)	9
Deferred acquisition costs	315	477
Funds withheld, net of reinsurance	58	81
Future policy benefits	(482)	(729)
Other assets and liabilities, net	(277)	105
Net cash provided by (used in) operating activities	4,268	3,676

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	7,970	8,149
Equity securities	201	237
Mortgage loans	1,268	1,871
Purchases of:
Debt securities	(9,250)	(5,930)
Equity securities	(5)	(21)
Mortgage loans	(674)	(1,026)
Settlements related to derivatives and collateral on investments	(3,543)	(4,255)
Other investing activities	(288)	290
Net cash provided by (used in) investing activities	(4,321)	(685)

(continued)
See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$14,852	$10,850
Withdrawals	(29,185)	(21,397)
Net transfers from (to) separate accounts	14,314	6,785
Proceeds from (payments on) repurchase agreements and securities lending	800	(1,020)
Net proceeds from (payments on) Federal Home Loan Bank notes	(250)	180
Payments on debt	(5)	(46)
Issuance of debt of consolidated investment entities	910	—
Repayments of debt of consolidated investment entities	(506)	—
Contributions from partners of consolidated investments	29	—
Dividends on common stock	(160)	(152)
Dividends on preferred stock	(33)	(24)
Purchase of treasury stock	(343)	(236)
Issuance of preferred stock	—	533
Net cash provided by (used in) financing activities	423	(4,527)

Net increase (decrease) in cash, cash equivalents, and restricted cash	370	(1,536)

Cash, cash equivalents, and restricted cash at beginning of period	2,691	4,301
Total cash, cash equivalents, and restricted cash at end of period	$3,061	$2,765

Supplemental cash flow information
Income taxes paid (received)	$152	$(19)
Interest paid	$180	$126

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$37	$76
Other invested assets acquired from stock splits and stock distributions	$—	$211

Non-cash financing activities
Non-cash dividend equivalents on stock-based awards	$(4)	$(7)

Reconciliation to Condensed Consolidated Balance Sheets
Cash and cash equivalents	$3,061	$2,760
Restricted cash (included in Other assets)	—	5
Total cash, cash equivalents, and restricted cash	$3,061	$2,765

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

In the opinion of management, these Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Additionally, to better represent the underlying performance of our business, we have made certain reclassifications between financial statement line items within the Condensed Consolidated Income Statement and our non-GAAP financial measure of pretax adjusted operating earnings. These reclassifications, described below, had no impact on Net Income or Adjusted Operating Earnings.

•Operating derivative income (loss) will no longer be shown as a separate line item within pretax adjusted operating earnings, as these amounts have been reclassified to net investment income. After recharacterizing the interest rate swaps described above, the only item remaining in operating derivatives was periodic settlements and change in settlement accruals on cross-currency swaps that are intended to hedge certain foreign denominated fixed maturity securities. This reclassification only applies to pretax adjusted operating earnings (non-GAAP).

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

2. New Accounting Standards

Changes in Accounting Principles – Adopted in Current Year

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients for applying U.S. GAAP to contracts and other transactions affected by reference rate reform and was originally effective for contract modifications made between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” that defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform. The practical expedient allowed by this standard was elected and applied by the Company. The contracts modified met the criteria for the practical expedient and, therefore, the transition did not have a material impact on the Company’s Condensed Consolidated Financial Statements. The Company has completed its transition from the London Interbank Offered Rate ("LIBOR").

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

3. Segment Information

The Company has three reportable segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. The Company reports in Corporate and Other, certain activities and items that are not included in these reportable segments, including the results of PPM Holdings, Inc., the holding company of PPM, which manages the majority of the Company’s general account investment portfolio. The reportable segments reflect how the Company’s chief operating decision maker views and manages the business. The following is a brief description of the Company’s reportable segments, plus its Corporate and Other segment.

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

Corporate and Other

The Company’s Corporate and Other segment primarily consists of the operations of its investment management subsidiary, PPM, VIEs, and unallocated corporate income and expenses. The Corporate and Other segment also includes certain eliminations and consolidation adjustments.

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

1.Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) net gains (losses) on hedging instruments which includes: (a) changes in the fair value of freestanding derivatives, and related commissions and expenses, used to manage the risk associated with market risk benefits and other guaranteed benefit features, excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; and (b) investment income and change in fair value of certain non-derivative assets used to manage the risk associated with market risk benefits and other guaranteed benefit features; (iii) the movements in reserves, market risk benefits, guaranteed benefit features accounted for as embedded derivative instruments, and related claims and benefit payments; (iv) amortization of the balance of unamortized deferred acquisition costs, at January 1, 2021, the date of transition to current Long Duration Targeted Improvements ("LDTI") accounting guidance, associated with items excluded from pretax adjusted operating earnings prior to transition; and (v) the impact on the valuation of Guaranteed Benefits and Net Hedging Results arising from changes in underlying actuarial assumptions. We believe excluding these items removes the impact to both revenue and related expenses associated with Guaranteed Benefits and Net Hedging Results.

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

5.    Income taxes.

Set forth in the tables below is certain information with respect to the Company’s segments (in millions):

Three Months Ended September 30, 2024	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,128	$—	$111	$12	$1,251
Premiums	12	—	22	—	34
Net investment income	196	101	155	—	452
Other income (loss)	8	—	7	(1)	14
Total Operating Revenues	1,344	101	295	11	1,751

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	26	—	131	—	157
(Gain) loss from updating future policy benefits cash flow assumptions, net	(12)	—	11	—	(1)
Interest credited on other contract holder funds, net of deferrals and amortization	88	83	104	—	275
Interest expense	6	—	—	19	25
Operating costs and other expenses, net of deferrals	638	1	40	63	742
Amortization of deferred acquisition costs	140	—	2	—	142
Total Operating Benefits and Expenses	886	84	288	82	1,340

Pretax Adjusted Operating Earnings	$458	$17	$7	$(71)	$411

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Three Months Ended September 30, 2023	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,038	$—	$112	$11	$1,161
Premiums	6	—	30	—	36
Net investment income	110	109	161	14	394
Other income	9	—	8	1	18
Total Operating Revenues	1,163	109	311	26	1,609

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	24	—	150	—	174
(Gain) loss from updating future policy benefits cash flow assumptions, net	(4)	—	4	—	—
Interest credited on other contract holder funds, net of deferrals and amortization	90	87	107	—	284
Interest expense	6	—	—	22	28
Operating costs and other expenses, net of deferrals	554	1	41	30	626
Amortization of deferred acquisition costs	139	—	3	—	142
Total Operating Benefits and Expenses	809	88	305	52	1,254

Pretax Adjusted Operating Earnings	$354	$21	$6	$(26)	$355

Nine Months Ended September 30, 2024	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$3,313	$—	$335	$36	$3,684
Premiums	34	—	80	—	114
Net investment income	514	332	486	3	1,335
Other income (loss)	25	—	21	(21)	25
Total Operating Revenues	3,886	332	922	18	5,158

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	51	—	419	—	470
(Gain) loss from updating future policy benefits cash flow assumptions, net	(26)	—	17	—	(9)
Interest credited on other contract holder funds, net of deferrals and amortization	260	252	309	—	821
Interest expense	18	—	—	58	76
Operating costs and other expenses, net of deferrals	1,825	3	110	167	2,105
Amortization of deferred acquisition costs	416	—	6	—	422
Total Operating Benefits and Expenses	2,544	255	861	225	3,885

Pretax Adjusted Operating Earnings	$1,342	$77	$61	$(207)	$1,273

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Nine Months Ended September 30, 2023	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$3,015	$—	$345	$37	$3,397
Premiums	16	—	102	—	118
Net investment income	317	297	489	39	1,142
Other income	28	—	18	6	52
Total Operating Revenues	3,376	297	954	82	4,709

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	21	—	467	—	488
(Gain) loss from updating future policy benefits cash flow assumptions, net	(6)	—	31	—	25
Interest credited on other contract holder funds, net of deferrals and amortization	284	247	333	—	864
Interest expense	18	—	—	66	84
Operating costs and other expenses, net of deferrals	1,605	3	122	132	1,862
Amortization of deferred acquisition costs	416	—	8	—	424
Total Operating Benefits and Expenses	2,338	250	961	198	3,747

Pretax Adjusted Operating Earnings	$1,038	$47	$(7)	$(116)	$962

Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income, between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson Financial and its subsidiaries to PPM, which were $21 million and $20 million for the three months ended September 30, 2024 and 2023, respectively, and $60 million and $57 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table summarizes the reconciling items from the non-GAAP measure of total operating revenues to the U.S. GAAP measure of total revenues attributable to the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total operating revenues	$1,751	$1,609	$5,158	$4,709
Fees attributed to guarantee benefit reserves	779	784	2,347	2,345
Net gains (losses) on hedging instruments and investments	(678)	(137)	(5,313)	(5,704)
Net investment income (loss) related to noncontrolling interests	3	17	17	21
Consolidated investments	(3)	9	13	(32)
Net investment income on funds withheld assets	269	303	824	862
Total revenues (1)	$2,121	$2,585	$3,046	$2,201

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
The following table summarizes the reconciling items from the non-GAAP measure of total operating benefits and expenses to the U.S. GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total operating benefits and expenses	$1,340	$1,254	$3,885	$3,747
Net (gain) loss on market risk benefits	1,172	(2,376)	(2,062)	(5,120)
Benefits attributed to guaranteed benefit features	53	57	171	211
Amortization of DAC related to non-operating revenues and expenses	135	148	410	450
Total benefits and expenses	$2,700	$(917)	$2,404	$(712)

The following table summarizes the reconciling items, from the non-GAAP measure of pretax adjusted operating earnings to the U.S. GAAP measure of net income attributable to the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pretax adjusted operating earnings	$411	$355	$1,273	$962
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Fees attributable to guarantee benefit reserves	779	784	2,347	2,345
Net gains (losses) on hedging instruments	591	(271)	(3,068)	(4,694)
Market risk benefits gains (losses), net	(1,172)	2,376	2,062	5,120
Net reserve and embedded derivative movements	(493)	45	(1,135)	(338)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(135)	(148)	(410)	(450)
Total Guaranteed benefits and net hedging results	(430)	2,786	(204)	1,983
Net realized investment gains (losses)	(45)	(127)	(82)	(235)
Net realized investment gains (losses) on funds withheld assets	(784)	159	(1,199)	(648)
Net investment income on funds withheld assets	269	303	824	862
Other items	(3)	9	13	(32)
Pretax income (loss) attributable to Jackson Financial Inc.	(582)	3,485	625	2,892
Income tax expense (benefit)	(113)	712	24	399
Net income (loss) attributable to Jackson Financial Inc.	(469)	2,773	601	2,493
Dividends on preferred stock	11	11	33	24
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(480)	$2,762	$568	$2,469

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

Debt Securities

The following table sets forth the composition of the fair value of debt securities at September 30, 2024, and December 31, 2023, classified by rating categories as assigned by a nationally recognized statistical rating organization (a “rating agency”), the National Association of Insurance Commissioners (the “NAIC”), or if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by a rating agency when rating agencies ratings are not equivalent and, for purposes of the table, if not otherwise rated by a rating agency, the NAIC rating of a security is converted to an equivalent rating agency rating. At September 30, 2024 and December 31, 2023, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $233 million and $486 million, respectively.

	Percent of Total Debt Securities Carrying Value
	September 30, 2024	December 31, 2023
Investment Rating
U.S. government securities	7.6%	10.1%
AAA	6.2%	6.5%
AA	9.4%	9.0%
A	31.8%	31.5%
BBB	37.7%	35.9%
Investment grade	92.7%	93.0%
BB	3.4%	3.5%
B and below	3.9%	3.5%
Below investment grade	7.3%	7.0%
Total debt securities	100.0%	100.0%

At September 30, 2024 and December 31, 2023, the total carrying value of debt securities in an unrealized loss position consisted of:

	September 30, 2024	December 31, 2023
Investment grade securities	77%	77%
Below investment grade securities	2%	2%
Not rated securities	21%	21%

Unrealized losses on debt securities that were below investment grade or not rated were approximately 20% and 21% of the aggregate gross unrealized losses on available-for-sale debt securities at September 30, 2024 and December 31, 2023, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Corporate securities in an unrealized loss position were diversified across industries as follows (in millions, except percentages):

	September 30, 2024	December 31, 2023
Industries accounting for the largest percentage of corporate gross unrealized losses:
Utility	16%	17%
Financial Services	13%	14%
Largest unrealized loss related to a single corporate obligor	$54	$50

At September 30, 2024 and December 31, 2023, the amortized cost, allowance for credit loss ("ACL"), gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
September 30, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,231	$—	$5	$787	$3,449
Other government securities	1,530	—	2	192	1,340
Public utilities	5,743	16	79	393	5,413
Corporate securities	30,402	9	405	2,038	28,760
Residential mortgage-backed	392	4	13	68	333
Commercial mortgage-backed	1,691	—	4	87	1,608
Other asset-backed securities	4,557	15	25	171	4,396
Total debt securities	$48,546	$44	$533	$3,736	$45,299

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2023	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$5,154	$—	$3	$845	$4,312
Other government securities	1,622	—	1	221	1,402
Public utilities	5,598	—	42	513	5,127
Corporate securities	27,870	15	194	2,572	25,477
Residential mortgage-backed	422	6	12	53	375
Commercial mortgage-backed	1,569	—	1	147	1,423
Other asset-backed securities	4,830	—	6	309	4,527
Total debt securities	$47,065	$21	$259	$4,660	$42,643

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at September 30, 2024, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$1,879	$—	$4	$8	$1,875
Due after 1 year through 5 years	11,043	16	108	149	10,986
Due after 5 years through 10 years	12,859	9	236	662	12,424
Due after 10 years through 20 years	8,896	—	106	1,137	7,865
Due after 20 years	7,229	—	37	1,454	5,812
Residential mortgage-backed	392	4	13	68	333
Commercial mortgage-backed	1,691	—	4	87	1,608
Other asset-backed securities	4,557	15	25	171	4,396
Total	$48,546	$44	$533	$3,736	$45,299
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

As required by law in various states in which business is conducted, securities with a carrying value of $91 million and $91 million at September 30, 2024 and December 31, 2023, respectively, were on deposit with regulatory authorities.

Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans, as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
September 30, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$144	$2	$1	$14	$129
Alt-A	88	2	6	43	49
Subprime	6	—	4	—	10
Total non-agency RMBS	$238	$4	$11	$57	$188

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2023	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$164	$2	$1	$19	$144
Alt-A	71	3	5	20	53
Subprime	7	1	4	—	10
Total non-agency RMBS	$242	$6	$10	$39	$207

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	September 30, 2024			December 31, 2023
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$41	$291	7	$52	$306	11
Other government securities	—	—	—	1	51	9
Public utilities	5	160	20	11	287	32
Corporate securities	52	1,210	187	50	1,331	227
Residential mortgage-backed	2	36	6	2	48	45
Commercial mortgage-backed	11	183	17	—	46	6
Other asset-backed securities	1	331	38	27	707	55
Total temporarily impaired securities	$112	$2,211	275	$143	$2,776	385

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$746	$2,065	23	$793	$2,774	23
Other government securities	192	1,277	136	220	1,301	151
Public utilities	388	3,795	459	502	4,105	491
Corporate securities	1,986	14,797	1,890	2,522	17,457	2,207
Residential mortgage-backed	66	203	207	51	251	219
Commercial mortgage-backed	76	1,127	156	147	1,294	177
Other asset-backed securities	170	1,960	235	282	3,141	427
Total temporarily impaired securities	$3,624	$25,224	3,106	$4,517	$30,323	3,695

	Total			Total
	Gross			Gross
	Unrealized	Fair	# of	Unrealized	Fair	# of
	Losses	Value	securities (1)	Losses	Value	securities (1)
U.S. government securities	$787	$2,356	28	$845	$3,080	30
Other government securities	192	1,277	136	221	1,352	157
Public utilities	393	3,955	468	513	4,392	513
Corporate securities	2,038	16,007	2,003	2,572	18,788	2,355
Residential mortgage-backed	68	239	210	53	299	262
Commercial mortgage-backed	87	1,310	171	147	1,340	182
Other asset-backed securities	171	2,291	269	309	3,848	469
Total temporarily impaired securities	$3,736	$27,435	3,285	$4,660	$33,099	3,968
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of September 30, 2024 did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As of September 30, 2024, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. As described below, the Company performed analyses of the financial performance of the underlying issues in an unrealized loss position and determined that recovery of the entire amortized cost of each impaired security is expected.

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

In addition to the above, the credit loss review of asset-backed securities includes an assessment of future estimated cash flows under expected and stress case scenarios to identify potential shortfalls in contractual payments. These estimated cash flows are developed using available performance indicators from the underlying assets, such as current and projected default or delinquency rates, levels of credit enhancement, current subordination levels, vintage, expected loss severity and other relevant characteristics.

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

There are inherent uncertainties in assessing the fair values assigned to the Company’s investments. The Company’s reviews of net present value and fair value involve several criteria including economic conditions, credit loss experience, other issuer-specific developments and estimated future cash flows. These assessments are based on the best available information at the time. Factors such as market liquidity, the widening of bid/ask spreads and a change in the cash flow assumptions can contribute to future price volatility. If actual experience differs negatively from the assumptions and other considerations used in the Condensed Consolidated Financial Statements, unrealized losses currently reported in accumulated other comprehensive income (loss) may be recognized in the Consolidated Income Statements in future periods.

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

The allowance for credit loss for specific debt securities may be increased or reversed in subsequent periods due to changes in the assessment of the present value of cash flows that are expected to be collected. Any changes to the allowance for credit loss are recorded as a provision for (or reversal of) credit loss expense in net gains (losses) on derivatives and investments.

When all, or a portion, of a security is deemed uncollectible, the uncollectible portion is written-off with an adjustment to amortized cost and a corresponding reduction to the allowance for credit losses.

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest of $1 million and $1 million was written off during the three and nine months ended September 30, 2024 and 2023, respectively.

The roll-forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

Three Months Ended September 30, 2024	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at July 1, 2024	$—	$—	$—	$13	$6	$—	$8	$27
Additions for which credit loss was not previously recorded	—	—	16	—	—	—	—	16
Changes for securities with previously recorded credit loss	—	—	—	2	—	—	7	9
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	(6)	—	—	—	(6)
Reductions for securities disposed	—	—	—	—	(2)	—	—	(2)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at September 30, 2024 (2)	$—	$—	$16	$9	$4	$—	$15	$44

Three Months Ended September 30, 2023	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at July 1, 2023	$—	$3	$—	$7	$6	$—	$—	$16
Additions for which credit loss was not previously recorded	—	2	—	15	—	9	—	26
Changes for securities with previously recorded credit loss	—	—	—	2	—	—	—	2
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	(1)	—	—	—	(1)
Securities intended/required to be sold before recovery of amortized cost basis	—	(2)	—	(6)	—	(9)	—	(17)
Balance at September 30, 2023 (2)	$—	$3	$—	$17	$6	$—	$—	$26

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

Nine Months Ended September 30, 2024	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2024	$—	$—	$—	$15	$6	$—	$—	$21
Additions for which credit loss was not previously recorded	—	—	16	—	—	—	1	17
Changes for securities with previously recorded credit loss	—	—	—	2	—	—	14	16
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	(6)	—	—	—	(6)
Reductions for securities disposed	—	—	—	(2)	(2)	—	—	(4)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at September 30, 2024 (2)	$—	$—	$16	$9	$4	$—	$15	$44

Nine Months Ended September 30, 2023	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2023	$—	$2	$—	$15	$6	$—	$—	$23
Additions for which credit loss was not previously recorded	—	2	—	48	—	9	—	59
Changes for securities with previously recorded credit loss	—	1	—	1	2	—	—	4
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	(24)	(2)	—	—	(26)
Securities intended/required to be sold before recovery of amortized cost basis	—	(2)	—	(23)	—	(9)	—	(34)
Balance at September 30, 2023 (2)	$—	$3	$—	$17	$6	$—	$—	$26

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $446 million and $416 million as of September 30, 2024 and 2023, respectively, and was excluded from the determination of credit losses for the three and nine months ended September 30, 2024 and 2023.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Debt securities (1)	$393	$432	$1,191	$1,152
Equity securities	3	(4)	6	(5)
Mortgage loans	83	81	248	235
Policy loans	17	17	50	50
Limited partnerships	20	20	106	19
Other investment income	51	24	135	74
Total investment income excluding funds withheld assets	567	570	1,736	1,525
Investment expenses (2)(3)	(110)	(112)	(352)	(277)
Net investment income excluding funds withheld assets	457	458	1,384	1,248
Net investment income on funds withheld assets (see Note 8)	269	303	824	862
Net investment income	$726	$761	$2,208	$2,110
(1) Includes changes in fair value gains (losses) on trading securities and includes $(23) million and $(1) million for the three and nine months ended September 30, 2024, respectively, and $51 million and $43 million for the three and nine months ended September 30, 2023, respectively, related to the change in fair value for securities carried under the fair value option.
(2) In the first quarter of 2024, interest costs principally associated with repurchase agreements and cash collateral were reclassified from interest expense to net investment income. All prior period amounts have been conformed to current period presentation.
(3) Includes expenses from consolidated variable interest entities, which includes changes in fair value of notes issued by those entities, of $(44) million and $(150) million for the three and nine months ended September 30, 2024, respectively, and $(70) million and $(144) million for the three and nine months ended September 30, 2023, respectively.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $10 million and $(16) million for the three months ended September 30, 2024, and 2023, respectively, and $16 million and $(38) million for the nine months ended September 30, 2024 and 2023, respectively.

Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Available-for-sale securities
Realized gains on sale	$4	$11	$21	$17
Realized losses on sale	(2)	(102)	(114)	(145)
Credit loss income (expense)	(11)	(18)	(11)	(29)
Credit loss income (expense) on mortgage loans	8	(28)	6	(88)
Other (1)	(44)	10	16	10
Net gains (losses) excluding derivatives and funds withheld assets	(45)	(127)	(82)	(235)
Net gains (losses) on derivative instruments (see Note 5)	147	(208)	(4,050)	(4,938)
Net gains (losses) on derivatives and investments	102	(335)	(4,132)	(5,173)

Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	(784)	159	(1,199)	(648)
Total net gains (losses) on derivatives and investments	$(682)	$(176)	$(5,331)	$(5,821)

(1) Includes the foreign currency gain or loss related to foreign denominated trust instruments supporting funding agreements.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net gains (losses) on funds withheld reinsurance treaties represents income (loss) from the sale of investments held in segregated funds withheld accounts in support of reinsurance agreements for which Jackson retains legal ownership of the underlying investments. These gains (losses) are increased or decreased by changes in the embedded derivative liability related to the Athene Life Re Ltd. ("Athene") funds withheld coinsurance agreement (as described in Item 2, the “Athene Reinsurance Transaction”) and also include (i) changes in the related funds withheld payable, as all economic performance of the investments held in the segregated accounts inure to the benefit of the reinsurers under the respective reinsurance agreements with each reinsurer, and (ii) amortization of the difference between book value and fair value of the investments as of the effective date of the reinsurance agreements with each reinsurer.

The aggregate fair value of securities sold at a loss for the three and nine months ended September 30, 2024 was $419 million and $2,314 million, which was approximately 97% and 94% of book value, respectively. The aggregate fair value of securities sold at a loss for the three and nine months ended September 30, 2023 was $756 million and $2,909 million, which was approximately 88% and 94% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $0.6 billion and $3.5 billion during the three and nine months ended September 30, 2024, respectively, and $0.9 billion and $4.2 billion during the three and nine months ended September 30, 2023, respectively.

Consolidated Variable Interest Entities ("VIEs")

The Company concluded that the following entities are VIEs and that the Company is the primary beneficiary as it has both the power to direct the most significant activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In each case, the Company’s exposure to loss is limited to the capital invested plus, in the cases of the limited liability companies ("LLCs") and the Private Equity Funds, unfunded capital commitments. Creditors of the consolidated VIEs do not have recourse to the general credit of the Company.

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

•Private Equity Funds III – VIII are limited partnership structures that invest the ownership capital in portfolios of various other limited partnership structures. Private Equity Fund IX was created in the third quarter of 2024, but is not expected to be funded by the Company until 2025. The Company sold all of its investment in Private Equity Funds III - VI and the majority of its investment in Private Equity Fund VII during the year ended December 31, 2023. The Company recorded a loss of $97 million on the sale, which it recognized in Net Investment Income for the year ended December 31, 2023. Those entities were deconsolidated as of December 31, 2023.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Asset and liability information for the consolidated VIEs included on the Condensed Consolidated Balance Sheets are as follows (in millions):

	September 30, 2024	December 31, 2023
Assets
Debt securities, at fair value under fair value option	$2,459	$2,037
Debt securities, trading	73	68
Equity securities	6	7
Other invested assets	553	396
Cash and cash equivalents	167	93
Other assets	66	49
Total assets	$3,324	$2,650

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$2,366	$1,988
Other liabilities	244	98
Total other liabilities	2,610	2,086
Securities lending payable	1	2
Total liabilities	$2,611	$2,088

Equity
Noncontrolling interests	$209	$164

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

•The Company invests in certain LPs and LLCs. The carrying amounts of the Company’s investments in these LPs and LLCs are recognized in other invested assets on the Condensed Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 16 of the Notes to Condensed Consolidated Financial Statements. The Company’s exposure to loss is limited to the capital invested and unfunded capital commitments related to the LPs/LLCs, which was $2,609 million and $2,576 million as of September 30, 2024 and December 31, 2023, respectively. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

•The Company invests in certain mutual funds. Mutual funds are recognized in equity securities on the Condensed Consolidated Balance Sheets and were $24 million and $21 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Commercial and Residential Mortgage Loans

The following table shows commercial mortgage loans, residential mortgage loans, and the respective accrued interest thereon at September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	December 31, 2023
Commercial mortgage loans (1)	$9,114	$9,562
Accrued interest receivable on commercial mortgage loans	36	39
Residential mortgage loans (2)	882	1,001
Accrued interest receivable on residential mortgage loans	6	7
(1) Net of an allowance for credit losses of $143 million and $160 million at each date, respectively.
(2) Net of an allowance for credit losses of $5 million and $5 million at each date, respectively.

At September 30, 2024, commercial mortgage loans were collateralized by properties located in 36 states, the District of Columbia, and Europe, while residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table provides the change in the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended September 30, 2024	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at July 1, 2024	$27	$5	$70	$27	$19	$7	$5	$160
Charge offs, net of recoveries	(3)	—	—	—	—	—	—	(3)
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(4)	—	(4)	5	(1)	(5)	—	(9)
Balance at September 30, 2024 (1) (2)	$20	$5	$66	$32	$18	$2	$5	$148

Three Months Ended September 30, 2023	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at July 1, 2023	$16	$7	$91	$25	$12	$3	$8	$162
Charge offs, net of recoveries	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	8	(1)	30	—	4	—	(3)	38
Balance at September 30, 2023 (1) (2)	$24	$6	$121	$25	$16	$3	$5	$200

Nine Months Ended September 30, 2024	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2024	$28	$4	$78	$27	$17	$6	$5	$165
Charge offs, net of recoveries	(3)	—	—	—	—	—	—	(3)
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(5)	1	(12)	5	1	(4)	—	(14)
Balance at September 30, 2024 (1) (2)	$20	$5	$66	$32	$18	$2	$5	$148

Nine Months Ended September 30, 2023	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2023	$16	$20	$15	$21	$16	$3	$4	$95
Charge offs, net of recoveries	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	8	(14)	106	4	—	—	1	105
Balance at September 30, 2023 (1) (2)	$24	$6	$121	$25	$16	$3	$5	$200

(1) Accrued interest receivable totaled $42 million and $45 million as of September 30, 2024 and 2023, respectively, and was excluded from the determination of credit losses.
(2) Accrued interest amounting to $1 million and $2 million was written off as of September 30, 2024 and 2023, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.
The following table provides information about our impaired residential mortgage loans (in millions):

	September 30, 2024	December 31, 2023
Recorded investment	$32	$24
Unpaid principal balance	36	27
Related loan allowance	2	1
Average recorded investment	29	19
Investment income recognized	—	1

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following tables provide information about the credit quality with vintage year and category of mortgage loans (dollars in millions):

	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$432	$639	$579	$636	$518	$4,799	$4	$7,607	83%
70% - 80%	17	49	204	352	170	262	—	1,054	12%
80% - 100%	—	—	167	23	—	172	—	362	4%
Greater than 100%	—	—	—	—	28	63	—	91	1%
Total commercial mortgage loans	449	688	950	1,011	716	5,296	4	9,114	100%

Debt service coverage ratios:
Greater than 1.20x	433	577	677	680	678	4,990	4	8,039	88%
1.00x - 1.20x	16	103	196	331	38	207	—	891	10%
Less than 1.00x	—	8	77	—	—	99	—	184	2%
Total commercial mortgage loans	449	688	950	1,011	716	5,296	4	9,114	100%

Residential mortgage loans
Performing	93	139	44	115	31	355	—	777	88%
Nonperforming	—	16	51	7	6	25	—	105	12%
Total residential mortgage loans	93	155	95	122	37	380	—	882	100%

Total mortgage loans	$542	$843	$1,045	$1,133	$753	$5,676	$4	$9,996	100%

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$659	$800	$937	$653	$1,251	$4,300	$4	$8,604	90%
70% - 80%	24	138	325	122	61	41	—	711	7%
80% - 100%	—	25	—	37	41	93	—	196	2%
Greater than 100%	—	—	26	—	22	3	—	51	1%
Total commercial mortgage loans	683	963	1,288	812	1,375	4,437	4	9,562	100%

Debt service coverage ratios:
Greater than 1.20x	546	611	932	667	1,302	4,189	4	8,251	86%
1.00x - 1.20x	129	277	356	145	30	191	—	1,128	12%
Less than 1.00x	8	75	—	—	43	57	—	183	2%
Total commercial mortgage loans	683	963	1,288	812	1,375	4,437	4	9,562	100%

Residential mortgage loans
Performing	193	136	155	36	30	361	—	911	91%
Nonperforming	3	41	10	7	3	26	—	90	9%
Total residential mortgage loans	196	177	165	43	33	387	—	1,001	100%

Total mortgage loans	$879	$1,140	$1,453	$855	$1,408	$4,824	$4	$10,563	100%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

	September 30, 2024
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$2,515	$—	$—	$—	$2,515
Hotel	821	—	—	—	821
Office	1,260	40	2	—	1,302
Retail	1,830	—	—	—	1,830
Warehouse	2,053	—	—	—	2,053
Other	593	—	—	—	593
Total commercial	9,072	40	2	—	9,114
Residential (2)	777	—	73	32	882
Total	$9,849	$40	$75	$32	$9,996

	December 31, 2023
	In Good Standing (1)	Restructured	Greater than 90 Days Delinquent	In the Process of Foreclosure	Total Carrying Value
Apartment	$2,841	$—	$—	$—	$2,841
Hotel	767	—	—	—	767
Office	1,379	—	—	—	1,379
Retail	1,864	—	—	—	1,864
Warehouse	2,016	—	—	—	2,016
Other	695	—	—	—	695
Total commercial	9,562	—	—	—	9,562
Residential (2)	911	—	66	24	1,001
Total	$10,473	$—	$66	$24	$10,563
(1)     At September 30, 2024 and December 31, 2023, includes mezzanine and bridge loans in good standing of $350 million and $368 million in the Apartment category, $27 million and $21 million in the Hotel category, $138 million and $171 million in the Office category, $32 million and $32 million in the Retail category, $268 million and $287 million in the Warehouse category, and $23 million and $48 million in the Other category, respectively. At September 30, 2024 and December 31, 2023, includes restructured mezzanine and bridge loans of $24 million and nil in the Office category.
(2)    At September 30, 2024 and December 31, 2023, includes $18 million and $22 million of loans purchased when the loans were greater than 90 days delinquent and $3 million and $5 million of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs, respectively.

The following table provides information about the mortgage loans modified during the periods indicated to borrowers experiencing financial difficulty (dollars in millions):

Term Extension
	Amortized Cost Basis	Percent of Total Class
Three Months Ended September 30, 2024
Commercial mortgage loans	$—	—%

Three Months Ended September 30, 2023
Commercial mortgage loans	$—	—%

	Term Extension
	Amortized Cost Basis	Percent of Total Class
Nine Months Ended September 30, 2024
Commercial mortgage loans	$24	0.26%

Nine Months Ended September 30, 2023
Commercial mortgage loans	$17	0.18%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table describes the financial effect of the modifications made to the loans noted above:

Term Extension
Financial Effect
Nine Months Ended September 30, 2024
Commercial mortgage loans	Granted extension of term for three-years and required partial principal repayment at extension of the loan.

Nine Months Ended September 30, 2023
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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in millions):

	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
September 30, 2024
Commercial mortgage loans	$40	$—	$—

September 30, 2023
Commercial mortgage loans	$17	$—	$—

As of September 30, 2024 and 2023, stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $29 million and $16 million, respectively.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At September 30, 2024 and December 31, 2023, $3.5 billion and $3.5 billion of these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At September 30, 2024 and December 31, 2023, the Company had $0.9 billion and $0.9 billion, respectively, of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Other Invested Assets

Other invested assets primarily include investments in Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock, limited partnerships (“LPs”), and real estate. FHLBI capital stock is carried at cost and adjusted for any impairment. At September 30, 2024 and December 31, 2023, FHLB capital stock had a carrying value of $127 million and $108 million, respectively. Real estate is carried at the lower of depreciated cost or fair value and real estate occupied by the Company is carried at depreciated cost. At September 30, 2024 and December 31, 2023, real estate totaling $227 million and $226 million, respectively, included foreclosed properties with a book value of $8 million and $6 million at September 30, 2024 and December 31, 2023, respectively. Carrying values for LP investments are generally determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At September 30, 2024 and December 31, 2023, investments in LPs had carrying values of $2.4 billion and $2.1 billion, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of September 30, 2024 and December 31, 2023, the estimated fair value of loaned securities was $25 million and $19 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At September 30, 2024 and December 31, 2023, cash collateral received in the amount of $26 million and $19 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Condensed Consolidated Balance Sheets.

At September 30, 2024 and December 31, 2023, the outstanding repurchase agreement balance was $794 million and nil, respectively, collateralized with U.S. Treasury securities and corporate securities, of which $803 million and nil, respectively, was maturing within 30 days, and was included within repurchase agreements and securities lending payable in the Condensed Consolidated Balance Sheets.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $13 million and $54 million for the three and nine months ended September 30, 2024, respectively, and $16 million and $41 million for the three and nine months ended September 30, 2023, respectively, and is included within net investment income.

Collateral Upgrade Transactions

During the first quarter of 2024, Jackson executed certain paired repurchase and reverse repurchase transactions (“collateral upgrade” transactions) totaling $1.5 billion pursuant to master repurchase agreements with participating bank counterparties. Under these collateral upgrade transactions, the Company lends securities (e.g., corporate debt securities or other securities agreed upon between the parties) to bank counterparties in exchange for U.S. Treasury securities that the Company then uses to provide as collateral. The paired repurchase and reverse repurchase transactions are settled on a net basis in accordance with master repurchase agreements. As a result, there was no cash exchanged at initiation of these agreements. The paired transactions are reported net within the Condensed Consolidated Balance Sheets. These transactions do not have a stated maturity and require at least 150-days' notice prior to termination.

At September 30, 2024 and December 31, 2023, the fair value of the U.S. treasuries received was $1.6 billion and nil, respectively, collateralized with corporate securities with a fair value of $1.6 billion and nil, respectively. Subsequently, the Company provided these U.S. Treasury securities as collateral for derivative trades, and they are included as part of the derivative collateral disclosures.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Gross interest income of $32 million and nil and gross interest expense of $36 million and nil for the three months ended September 30, 2024, and 2023, respectively, and gross interest income of $53 million and nil and gross interest expense of $59 million and nil for the nine months ended September 30, 2024 and 2023, respectively, are included within net investment income.

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

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	September 30, 2024
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,714	$133	$131	$2
Equity index call options	1,000	36	—	36
Equity index futures (2)	30,711	—	—	—
Equity index put options	14,000	76	—	76
Interest rate swaps	5,978	4	87	(83)
Put-swaptions	3,500	11	141	(130)
Interest rate futures (2)	32,767	—	—	—
Total return swaps	1,943	—	36	(36)
Total freestanding derivatives	91,613	260	395	(135)
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	825	(825)
Registered index linked annuity embedded derivatives (3)	N/A	—	2,799	(2,799)
Total embedded derivatives	N/A	—	3,624	(3,624)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	14	1	13
Cross-currency forwards	1,149	21	29	(8)
Funds withheld embedded derivative (4)	N/A	1,992	—	1,992
Total derivatives related to funds withheld under reinsurance treaties	1,307	2,027	30	1,997
Total	$92,920	$2,287	$4,049	$(1,762)

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$14	$(16)	$(28)	$(42)
Equity index call options	29	(192)	29	(100)
Equity index futures	(514)	(5)	(1,677)	(2,712)
Equity index put options	(103)	45	(295)	(1,362)
Interest rate swaps	76	(137)	(25)	(189)
Interest rate swaps - cleared	—	—	—	(10)
Put-swaptions	173	(1,013)	(460)	(840)
Interest rate futures	994	938	(351)	537
Total return swaps	(82)	70	(280)	(93)
Fixed index annuity embedded derivatives	(4)	—	(16)	(4)
Registered index linked annuity embedded derivatives	(436)	102	(947)	(123)
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	147	(208)	(4,050)	(4,938)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	(2)	60	1	58
Cross-currency forwards	(28)	(36)	(12)	(57)
Funds withheld embedded derivative	(530)	451	(476)	194
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	(560)	475	(487)	195
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$(413)	$267	$(4,537)	$(4,743)

All the Company’s trade agreements for freestanding, over-the-counter derivatives contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit. At September 30, 2024 and December 31, 2023, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $139 million and $117 million, respectively, and held collateral was $139 million and $841 million, respectively, related to these agreements. At September 30, 2024 and December 31, 2023, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $269 million and $937 million, respectively, and provided collateral was $297 million and $751 million, respectively, related to these agreements. If all the downgrade provisions had been triggered at September 30, 2024 and December 31, 2023, in aggregate, the Company would have had to disburse nil and $910 million, respectively, and would have been allowed to claim $28 million and nil, respectively.

The Company pledged collateral of $1,954 million and $2,616 million as of September 30, 2024 and December 31, 2023, respectively, for initial margin related to uncleared margin for over-the-counter derivatives and exchange-traded futures. Variation margin on exchange traded futures is settled through the netting of cash paid/received for variation margin against the fair value of the trades.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	September 30, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative assets	$295	$—	$295	$156	$130	$—	$9
Financial Liabilities:
Freestanding derivative liabilities	$425	$—	$425	$156	$7	$254	$8
Securities loaned	26	—	26	—	26	—	—
Repurchase agreements	794	—	794	—	—	794	—
Repurchase agreements - collateral upgrade	1,551	(1,551)	—	—	—	—	—
Total financial liabilities	$2,796	$(1,551)	$1,245	$156	$33	$1,048	$8

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

In the above tables, the amounts of assets or liabilities presented in the Company’s Condensed Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative liabilities of $3,624 million and $2,090 million as of September 30, 2024 and December 31, 2023, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative asset (liability) of $1,992 million and $2,468 million at September 30, 2024 and December 31, 2023, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
6. Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$45,299	$45,299	$42,643	$42,643
Equity securities	213	213	394	394
Mortgage loans (1)	9,996	9,609	10,563	9,994
Limited partnerships	2,393	2,393	2,132	2,132
Policy loans (1)	4,453	4,453	4,399	4,399
Freestanding derivative instruments	295	295	390	390
FHLBI capital stock	127	127	108	108
Cash and cash equivalents	3,061	3,061	2,688	2,688
Reinsurance recoverable on market risk benefits	149	149	149	149
Market risk benefit assets	7,615	7,615	6,737	6,737
Separate account assets	235,037	235,037	219,656	219,656

Liabilities
Annuity reserves (2)	37,985	39,321	35,251	33,678
Market risk benefit liabilities	4,384	4,384	4,785	4,785
Reserves for guaranteed investment contracts (3)	556	549	700	674
Trust instruments supported by funding agreements (3)	5,461	5,426	5,756	5,601
FHLB funding agreements (3)	1,912	1,859	1,950	1,893
Funds withheld payable under reinsurance treaties (1)	18,103	18,103	19,952	19,952
Long-term debt	2,033	1,888	2,037	1,851
Securities lending payable	26	26	19	19
Freestanding derivative instruments	425	425	1,210	1,210
Notes issued by consolidated VIEs	2,366	2,366	1,988	1,988
Repurchase agreements	794	794	—	—
FHLB advances	—	—	250	250
Separate account liabilities	235,037	235,037	219,656	219,656

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

For those securities that were internally valued at September 30, 2024 and December 31, 2023, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, are generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at September 30, 2024 and December 31, 2023. As a result of using the net asset value per share practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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

Fair Value Option

The Company elected the fair value option for debt securities related to certain consolidated investments totaling $2,459 million and $2,037 million at September 30, 2024 and December 31, 2023, respectively. These debt securities are reflected on the Company’s Condensed Consolidated Balance Sheets as debt securities, at fair value under the fair value option.

During the third quarter of 2024, the Company began purchasing certain debt securities for purposes of mitigating components of the Company’s exposure to changes in the value of certain market risk benefits. The Company elected the fair value option on these debt securities, with changes in fair value reflected in net income, to align with the corresponding changes in the value of the market risk benefits recognized through net income. These debt securities totaling $323 million and nil at September 30, 2024 and December 31, 2023, respectively, are presented as debt securities, at fair value under the fair value option in the Condensed Consolidated Balance Sheets.

The Company has elected the fair value option for certain funds withheld assets, which are held as collateral for reinsurance, totaling $4,121 million and $4,054 million at September 30, 2024 and December 31, 2023, respectively, as discussed above, and includes mortgage loans as discussed below.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

	September 30,	December 31,
	2024	2023
Fair value	$432	$481
Aggregate contractual principal	441	491

As of September 30, 2024, no loans in good standing for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

The Company elected the fair value option for notes issued by consolidated VIEs totaling $2,366 million and $1,988 million at September 30, 2024 and December 31, 2023, respectively.

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Condensed Consolidated Financial Statements.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$3,449	$3,449	$—	$—
Other government securities	1,340	—	1,184	156
Public utilities	5,413	—	5,326	87
Corporate securities	28,760	—	28,650	110
Residential mortgage-backed	333	—	333	—
Commercial mortgage-backed	1,608	—	1,608	—
Other asset-backed securities	4,396	—	3,495	901
Equity securities	213	—	206	7
Mortgage loans	432	—	—	432
Limited partnerships (1)	172	—	—	172
Policy loans	3,535	—	—	3,535
Freestanding derivative instruments	295	—	295	—
Cash and cash equivalents	3,061	3,061	—	—
Reinsurance recoverable on market risk benefits	149	—	—	149
Market risk benefit assets	7,615	—	—	7,615
Separate account assets	235,037	—	235,037	—
Total	$295,808	$6,510	$276,134	$13,164

Liabilities
Embedded derivative liabilities (2)	$3,624	$—	$3,624	$—
Funds withheld payable under reinsurance treaties (3)	1,719	—	—	1,719
Freestanding derivative instruments	425	—	425	—
Notes issued by consolidated VIEs	2,366	—	2,366	—
Market risk benefit liabilities	4,384	—	—	4,384
Total	$12,518	$—	$6,415	$6,103

(1) Excludes $2,221 million of limited partnership investments measured at NAV.

(2) Includes the embedded derivative liabilities of $2,799 million related to RILA and $825 million liability of fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $1,992 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	September 30, 2024
Assets	Total	Internal	External
Debt securities:
Other government securities	$156	$—	$156
Public utilities	87	44	43
Corporate	110	—	110
Other asset-backed securities	901	—	901
Equity securities	7	1	6
Mortgage loans	432	—	432
Limited partnerships	172	1	171
Policy loans	3,535	3,535	—
Reinsurance recoverable on market risk benefits	149	149	—
Market risk benefit assets	7,615	7,615	—
Total	$13,164	$11,345	$1,819

Liabilities
Funds withheld payable under reinsurance treaties (1)	1,719	1,719	—
Market risk benefit liabilities	4,384	4,384	—
Total	$6,103	$6,103	$—

(1) Includes the Athene Embedded Derivative asset of $1,992 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on internally-priced Level 3 assets and liabilities that use significant unobservable inputs (in millions):

As of September 30, 2024
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$149	Discounted cash flow	Mortality(1)	0.01% - 20.71%	Increase
			Lapse(2)	1.47% - 8.55%	Increase
			Utilization(3)	0.00% - 50.00%	Decrease
			Withdrawal(4)	47.50% - 50.00%	Decrease
			Non-performance risk adjustment(5)	0.10% - 1.29%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Market risk benefit assets	$7,615	Discounted cash flow	Mortality(1)	0.01% - 23.46%	Increase
			Lapse(2)	0.05% - 37.06%	Increase
			Utilization(3)	0.00% - 100.00%	Decrease
			Withdrawal(4)	11.25% - 100.00%	Decrease
			Non-performance risk adjustment(5)	0.83% - 1.85%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Liabilities
Market risk benefit liabilities	$4,384	Discounted cash flow	Mortality(1)	0.01% - 23.46%	Decrease
			Lapse(2)	0.05% - 37.06%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	11.25% - 100.00%	Increase
			Non-performance risk adjustment(5)	0.83% - 1.85%	Decrease
			Long-term Equity Volatility(6)	18.50%	Increase
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

At September 30, 2024 and December 31, 2023, securities of $46 million and $93 million, respectively, are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

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

The fair value of funds withheld payable under the Reassure America Life Insurance Company ("REALIC") reinsurance treaties is determined based upon the fair value of the funds withheld investments held by the Company and is excluded from the tables above.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The tables below provide roll-forwards for the three and nine months ended September 30, 2024 and 2023 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		July 1,	Income	Comprehensive	and	(out of)	September 30,
Three Months Ended September 30, 2024		2024	(Loss)	Income (Loss)	Settlements	Level 3	2024
Assets
	Debt securities
	Other government securities	$151	$—	$5	$—	$—	$156
	Public utilities	44	—	(12)	—	55	87
	Corporate securities	73	3	2	21	11	110
	Other asset-backed securities	919	(1)	15	(11)	(21)	901
	Equity securities	7	—	—	—	—	7
	Mortgage loans	430	4	—	(2)	—	432
	Limited partnerships	152	12	—	8	—	172
	Policy loans	3,511	68	—	(44)	—	3,535
	Reinsurance recoverable on market risk benefits	121	28	—	—	—	149
	Market risk benefit assets	8,556	(941)	—	—	—	7,615

Liabilities
	Funds withheld payable under reinsurance treaties	(1,161)	(601)	—	43	—	(1,719)
	Market risk benefit liabilities	(3,890)	(260)	(234)	—	—	(4,384)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		July 1,	Income	Comprehensive	and	(out of)	September 30,
Three Months Ended September 30, 2023		2023	(Loss)	Income (Loss)	Settlements	Level 3	2023
Assets
	Debt securities
	Corporate securities	$21	$(2)	$—	$22	$3	$44
	Equity securities	86	(2)	—	—	—	84
	Mortgage loans	509	(5)	—	(28)	—	476
	Limited partnerships	422	(17)	—	(10)	29	424
	Policy loans	3,438	(32)	—	26	—	3,432
	Reinsurance recoverable on market risk benefits	194	(27)	—	—	—	167
	Market risk benefit assets	5,957	858	—	—	—	6,815

Liabilities
	Funds withheld payable under reinsurance treaties	(701)	481	—	(27)	—	(247)
	Market risk benefit liabilities	(4,463)	1,545	(999)	—	—	(3,917)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	September 30,
Nine Months Ended September 30, 2024		2024	(Loss)	Income (Loss)	Settlements	Level 3	2024
Assets
	Debt securities
	Other government securities	$150	$—	$6	$—	$—	$156
	Public utilities	41	(1)	(11)	3	55	87
	Corporate securities	83	8	1	19	(1)	110
	Other asset-backed securities	975	(1)	15	(67)	(21)	901
	Equity securities	8	(1)	—	—	—	7
	Mortgage loans	481	1	—	(50)	—	432
	Limited partnerships	135	19	—	18	—	172
	Policy loans	3,457	179	—	(101)	—	3,535
	Reinsurance recoverable on market risk benefits	149	—	—	—	—	149
	Market risk benefit assets	6,737	878	—	—	—	7,615

Liabilities
	Funds withheld payable under reinsurance treaties	(1,158)	(657)	—	96	—	(1,719)
	Market risk benefit liabilities	(4,785)	1,184	(783)	—	—	(4,384)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	September 30,
Nine Months Ended September 30, 2023		2023	(Loss)	Income (Loss)	Settlements	Level 3	2023
Assets
	Debt securities
	Corporate securities	$56	$(11)	$—	$18	$(19)	$44
	Equity securities	122	(37)	—	—	(1)	84
	Mortgage loans	582	(7)	—	(99)	—	476
	Limited partnerships	440	(39)	—	1	22	424
	Policy loans	3,419	75	—	(62)	—	3,432
	Reinsurance recoverable on market risk benefits	221	(54)	—	—	—	167
	Market risk benefit assets	4,865	1,950	—	—	—	6,815

Liabilities
	Funds withheld payable under reinsurance treaties	(424)	119	—	58	—	(247)
	Market risk benefit liabilities	(5,662)	3,224	(1,479)	—	—	(3,917)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the three and nine months ended September 30, 2024 and 2023 shown above are as follows (in millions):

Three Months Ended September 30, 2024	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Public utilities	$—	$—	$—	$—	$—
Corporate securities	$30	$(9)	$—	$—	$21
Other asset-backed securities	93	(104)	—	—	(11)
Mortgage loans	65	(67)	—	—	(2)
Limited partnerships	8	—	—	—	8
Policy loans	—	—	8	(52)	(44)
Total	$196	$(180)	$8	$(52)	$(28)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(13)	$56	$43

Three Months Ended September 30, 2023	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$27	$(5)	$—	$—	$22
Mortgage loans	45	(73)	—	—	(28)
Limited partnerships	1	(11)	—	—	(10)
Policy loans	—	—	76	(50)	26
Total	$73	$(89)	$76	$(50)	$10

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(96)	$69	$(27)

Nine Months Ended September 30, 2024	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Public utilities	$3	$—	$—	$—	$3
Corporate securities	43	(24)	—	—	19
Other asset-backed securities	200	(267)	—	—	(67)
Mortgage loans	156	(206)	—	—	(50)
Limited partnerships	18	—	—	—	18
Policy loans	—	—	71	(172)	(101)
Total	$420	$(497)	$71	$(172)	$(178)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(357)	$453	$96

Nine Months Ended September 30, 2023	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$27	$(9)	$—	$—	$18
Mortgage loans	180	(279)	—	—	(99)
Limited partnerships	19	(18)	—	—	1
Policy loans	—	—	111	(173)	(62)
Total	$226	$(306)	$111	$(173)	$(142)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(132)	$190	$58

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

For the three and nine months ended September 30, 2024, transfers from Level 3 to Level 2 of the fair value hierarchy were $18 million and $34 million, respectively, transfers from Level 2 to Level 3 were $63 million and $67 million, respectively, and transfers from Level 3 to NAV were nil and nil, respectively.

For the three and nine months ended September 30, 2023, transfers from Level 3 to Level 2 of the fair value hierarchy were $(12) million and $19 million, respectively, transfers from Level 2 to Level 3 were $(9) million and $(1) million, respectively, and transfers from Level 3 to NAV were $(29) million and $(22) million, respectively.

During 2023, management determined that the fair value measurements for certain securities, primarily comprised of asset-backed and other debt securities included in funds withheld accounts, which were classified as Level 2 measurements within the fair value hierarchy in prior reporting periods, should be classified as Level 3 fair value measurements. The fair value of these securities is primarily obtained from external sources which may use unobservable inputs, proprietary inputs and models, or inputs or values that cannot be corroborated by market transactions and should be classified as externally priced Level 3 fair value measurements. The 2023 Fair Value on a Recurring Basis table and the Level 3 Assets and Liabilities by Price Source table reflect this change in classification. In the fourth quarter of 2023, securities totaling $1,336 million that were previously reported as Level 3 were included in “Transfers in and/or (out of) Level 3”. For the three and nine months ended September 30, 2023, the Level 3 Roll forward table and the Level 3 Purchases, Sales, Issuances, and Settlements tables are shown as previously reported and do not reflect this change in classification. The change in classification did not change the fair value of these securities and did not impact the Condensed Consolidated Balance Sheets or Condensed Consolidated Income Statements.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The portion of gains (losses) included in net income (loss) or OCI attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Three Months Ended September 30,
	2024		2023
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Other government securities	$—	$5	$—	$—
Public utilities	—	(12)	—	—
Corporate securities	1	2	2	—
Other asset-backed securities	1	9	—	—
Equity securities	—	—	(2)	—
Mortgage loans	4	—	(5)	—
Limited partnerships	18	—	(17)	—
Policy loans	68	—	(32)	—
Reinsurance recoverable on market risk benefits	28	—	(27)	—
Market risk benefit assets	(941)	—	858	—

Liabilities
Funds withheld payable under reinsurance treaties	(601)	—	481	—
Market risk benefit liabilities	(260)	(234)	1,545	(999)

	Nine Months Ended September 30,
	2024		2023
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Other government securities	$—	$6	$—	$—
Public utilities	(1)	(11)	—	—
Corporate securities	2	1	(7)	—
Other asset-backed securities	—	9	—	—
Equity securities	—	—	(37)	—
Mortgage loans	1	—	(7)	—
Limited partnerships	19	—	(39)	—
Policy loans	179	—	75	—
Reinsurance recoverable on market risk benefits	—	—	(54)	—
Market risk benefit assets	878	—	1,950	—

Liabilities
Funds withheld payable under reinsurance treaties	(657)	—	119	—
Market risk benefit liabilities	1,184	(783)	3,224	(1,479)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Fair Value of Financial Instruments Carried at Other Than Fair Value

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions):

	September 30, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$9,564	$9,177	$—	$—	$9,177
Policy loans	918	918	—	—	918
FHLBI capital stock	127	127	127	—	—

Liabilities
Annuity reserves (1)	$34,361	$35,697	$—	$—	$35,697
Reserves for guaranteed investment contracts (2)	556	549	—	—	549
Trust instruments supported by funding agreements (2)	5,461	5,426	—	—	5,426
FHLB funding agreements (2)	1,912	1,859	—	—	1,859
Funds withheld payable under reinsurance treaties	16,384	16,384	—	—	16,384
Long-term debt	2,033	1,888	—	1,888	—
Securities lending payable (3)	26	26	—	26	—
Repurchase agreements (3)	794	794	—	794	—
Separate account liabilities (5)	235,037	235,037	—	235,037	—

	December 31, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$10,082	$9,513	$—	$—	$9,513
Policy loans	942	942	—	—	942
FHLBI capital stock	108	108	108	—	—

Liabilities
Annuity reserves (1)	$33,161	$31,588	$—	$—	$31,588
Reserves for guaranteed investment contracts (2)	700	674	—	—	674
Trust instruments supported by funding agreements (2)	5,756	5,601	—	—	5,601
FHLB funding agreements (2)	1,950	1,893	—	—	1,893
Funds withheld payable under reinsurance treaties	18,794	18,794	—	—	18,794
Long-term debt	2,037	1,851	—	1,851	—
Securities lending payable (3)	19	19	—	19	—
FHLB advances (4)	250	250	—	250	—
Separate account liabilities (5)	219,656	219,656	—	219,656	—

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

Separate Account Liabilities

The values of separate account liabilities are set equal to the values of separate account assets, which are comprised of investments in mutual funds that transact regularly, but do not trade in active markets as they are not publicly available, and are categorized as Level 2.

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

	Nine Months Ended September 30,	Year Ended December 31,
	2024	2023
Variable Annuities
Balance, beginning of period	$11,967	$12,699
Deferrals of acquisition costs	308	394
Amortization	(802)	(1,126)
Variable Annuities balance, end of period	$11,473	$11,967

Reconciliation of total DAC
Variable Annuities balance, end of period	$11,473	$11,967
Other product lines, end of period	513	335
Total balance, end of period	$11,986	$12,302

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

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020, to reinsure on a 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement ("the coinsurance agreement") required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.2 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $80 million at September 30, 2024.

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

The Company regularly monitors the financial strength ratings of its reinsurers. At September 30, 2024 and December 31, 2023, the Company had an allowance for credit losses (“ACL”) of $25 million and $29 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the Condensed Consolidated Balance Sheets. The ACL considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements.

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

Guaranteed benefits related to the optional lifetime income rider offered on certain fixed index annuities are MRBs that are reinsured with Athene. The reinsured MRBs are measured using a non-option valuation approach that uses cash flow assumptions and an attributed fee ratio consistent with those used to measure the MRBs on the direct contract and a discount rate that considers the reinsurer’s credit risk. The attributed fee is locked-in at inception of the contract.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
Components of the Company’s reinsurance recoverable excluding MRBs were as follows (in millions):

	September 30,	December 31,
	2024	2023
Reserves:
Life	$5,380	$5,370
Accident and health	508	510
Annuity benefits (1)	16,411	18,873
Claims liability and other	660	669
Total	$22,959	$25,422
(1)     Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

Components of the Company’s reinsurance recoverable on market risk benefits were as follows (in millions):

	September 30,	December 31,
	2024	2023
Variable annuity	$78	$90
Other product lines	71	59
Total	$149	$149

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

Funds withheld under reinsurance agreement with Athene

The Company recognizes a liability for the embedded derivative related to the funds withheld under the reinsurance agreement with Athene within funds withheld payable under reinsurance treaties in the Condensed Consolidated Balance Sheets. The embedded derivative is measured at fair value with changes in fair value reported in net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements. At inception of the reinsurance agreement with Athene, the fair value of the withheld investments differed from their book value and, accordingly, while the investments are held, the amortization of this difference is reported in net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements. See Note 5 - Derivative Instruments of the Notes to Condensed Consolidated Financial Statements for more information on the embedded derivative.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the Condensed Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2024	2023
Assets
Debt securities, available-for-sale	$10,344	$11,526
Debt securities, at fair value under the fair value option	155	116
Equity securities	148	151
Mortgage loans	2,658	3,067
Mortgage loans, at fair value under the fair value option	432	481
Policy loans	3,548	3,471
Freestanding derivative instruments, net	5	15
Other invested assets	752	709
Cash and cash equivalents	224	543
Accrued investment income	118	146
Other assets and liabilities, net	(29)	1
Total assets (1)	$18,355	$20,226

Liabilities
Funds held under reinsurance treaties (2)	$18,103	$19,952
Total liabilities	$18,103	$19,952
(1)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $1,992 million and $2,468 million at September 30, 2024 and December 31, 2023, respectively.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Debt securities (1)	$133	$162	$415	$494
Equity securities	8	2	17	(36)
Mortgage loans (2)	47	48	141	174
Policy loans	82	80	246	238
Limited partnerships	11	17	39	32
Other investment income	3	13	13	16
Total investment income on funds withheld assets	284	322	871	918
Other investment expenses on funds withheld assets (3)	(15)	(19)	(47)	(56)
Total net investment income on funds withheld reinsurance treaties	$269	$303	$824	$862

(1)    Includes $1 million and $2 million for the three and nine months ended September 30, 2024, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2023, respectively, related to the change in fair value for securities carried under the fair value option.
(2)    Includes $4 million and $1 million for the three and nine months ended September 30, 2024, respectively, and $(5) million and $(7) million for the three and nine months ended September 30, 2023, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Available-for-sale securities
Realized gains on sale	$2	$8	$5	$24
Realized losses on sale	(13)	(13)	(43)	(61)
Credit loss expense	(12)	(10)	(18)	(8)
Credit loss expense on mortgage loans	1	(10)	8	(17)
Other	16	(16)	6	(4)
Net gains (losses) on non-derivative investments	(6)	(41)	(42)	(66)
Net gains (losses) on derivative instruments	(30)	24	(11)	1
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	(748)	176	(1,146)	(583)
Total net gains (losses) on derivatives and investments	$(784)	$159	$(1,199)	$(648)

(1) Includes the Athene embedded derivative gain (loss) of $(530) million and $(476) million for the three and nine months ended September 30, 2024, respectively, and $451 million and $194 million for the three and nine months ended September 30, 2023, respectively.

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

	September 30,	December 31,
	2024	2023
Reserves for future policy benefits
Payout Annuities	$1,143	$1,090
Closed Block Life	3,847	3,994
Closed Block Annuity	4,056	4,215
Reserves for future policy benefits	9,046	9,299
Additional liabilities
Closed Block Life	1,104	1,153
Other future policy benefits and claims payable	1,393	1,446
Reserves for future policy benefits and claims payable	$11,543	$11,898

The following tables present the roll-forward of components of reserves for future policy benefits (in millions):

	Present Value of Expected Net Premiums
	Nine Months Ended September 30,			Year Ended December 31,
	2024			2023
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$—	$1,140	$—	$—	$1,287	$—
Beginning of period cumulative effect of changes in discount rate assumptions	—	113	—	—	161	—
Beginning balance at original discount rate	—	1,253	—	—	1,448	—
Effect of changes in cash flow assumptions	—	—	—	—	22	—
Effect of actual variances from expected experience	—	(20)	—	—	(95)	—
Balance adjusted for variances from expectation	—	1,233	—	—	1,375	—
Issuances	—	3	—	—	6	—
Interest accrual	—	33	—	—	38	—
Net premiums collected	—	(99)	—	—	(166)	—
Ending balance at original discount rate	—	1,170	—	—	1,253	—
End of period cumulative effect of changes in discount rate assumptions	—	(88)	—	—	(113)	—
Balance, end of period	$—	$1,082	$—	$—	$1,140	$—

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable

	Present Value of Expected Future Policy Benefits
	Nine Months Ended September 30,			Year Ended December 31,
	2024			2023
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$1,090	$5,134	$4,215	$1,042	$5,448	$4,434
Beginning of period cumulative effect of changes in discount rate assumptions	99	767	185	132	958	275
Beginning balance at original discount rate (including DPL of $42, $0 and $626 in September 30, 2024, and $40, $0 and $671 in December 31, 2023 for payout annuities, closed block life and closed block annuity, respectively)	1,189	5,901	4,400	1,174	6,406	4,709
Effect of changes in cash flow assumptions	—	—	—	—	65	(3)
Effect of actual variances from expected experience	(32)	(4)	—	(16)	(95)	(8)
Balance adjusted for variances from expectation	1,157	5,897	4,400	1,158	6,376	4,698
Issuances	126	8	—	117	15	1
Interest accrual	34	127	138	43	195	194
Benefits payments	(102)	(460)	(359)	(129)	(685)	(493)
Ending balance of original discount rate (including DPL of $46, $0 and $590 in September 30, 2024, and $42, $0 and $626 in December 31, 2023 for payout annuities, closed block life and closed block annuity, respectively)	1,215	5,572	4,179	1,189	5,901	4,400
End of period cumulative effect of changes in discount rate assumptions	(72)	(643)	(123)	(99)	(767)	(185)
Balance, end of period	$1,143	$4,929	$4,056	$1,090	$5,134	$4,215

Reserves for future policy benefits	1,143	3,847	4,056	1,090	3,994	4,215
Less: Reinsurance recoverable	113	2,135	4	94	2,200	4
Reserves for future policy benefits, after reinsurance recoverable	$1,030	$1,712	$4,052	$996	$1,794	$4,211

The following table presents the weighted average duration of the reserves for future policy benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity
September 30, 2024
Weighted average duration (years)	7.1	7.1	6.9
December 31, 2023
Weighted average duration (years)	7.0	7.2	7.0

The discount rate assumption was updated based on current market data. Discount rates were lower in the third quarter of 2024 compared to the fourth quarter of 2023. Discount rates decreased primarily due to decreases in risk-free rates.

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

	September 30, 2024		December 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future benefit payments	$1,649	$1,097	$1,579	$1,043
Expected future gross premiums	—	—	—	—
Closed Block Life
Expected future benefit payments	7,257	5,043	7,729	5,251
Expected future gross premiums	4,675	2,931	5,056	3,119
Closed Block Annuity
Expected future benefit payments	5,131	3,443	5,421	3,565
Expected future gross premiums	$—	$—	$—	$—

The following table presents the amount of revenue and interest related to non-participating traditional and limited-pay insurance contracts recognized in the Condensed Consolidated Income Statements (in millions):

	Gross Premiums		Interest Expense
	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Payout Annuities	$34	$22	$34	$43
Closed Block Life	232	340	94	157
Closed Block Annuity	—	1	138	194
Total	$266	$363	$266	$394

The following table presents the weighted average interest rate for the reserves for future policy benefits at the cohort's level for the locked-in discount rate (interest accretion rate), and current discount rate, weighted by the cohort's benefit reserve amount:

	September 30, 2024	December 31, 2023
Payout Annuities
Interest accretion rate	4.00%	3.86%
Current discount rate	4.89%	5.12%
Closed Block Life
Interest accretion rate	3.07%	3.07%
Current discount rate	4.96%	5.06%
Closed Block Annuity
Interest accretion rate	4.40%	4.40%
Current discount rate	4.90%	5.12%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following table presents a roll-forward of Closed Block Life additional liabilities for annuitization, death and other insurance benefits (in millions):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Balance, beginning of period	$1,153	$1,131
Beginning of period cumulative effect of changes in shadow adjustments	17	41
Beginning balance excluding shadow	1,170	1,172
Effect of changes in cash flow assumptions	—	44
Effect of actual variances from expected experience	10	46
Interest accrual	42	56
Net assessments collected	(101)	(148)
Ending balance excluding shadow	1,121	1,170
End of period cumulative effect of changes in shadow adjustments	(17)	(17)
Balance, end of period	$1,104	$1,153

The following table presents the weighted average duration of Closed Block Life additional liabilities for annuitization, death and other insurance benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	September 30, 2024	December 31, 2023
Weighted average duration (years)	9.5	9.7

The following table presents assessments and interest expense of Closed Block Life additional liabilities for annuitization, death and other insurance benefits recognized in the Condensed Consolidated Income Statements (in millions):

	Assessments		Interest Expense
	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Additional liability for annuitization, death and other insurance benefits	$(101)	$(148)	$42	$56

The following table presents the weighted average current discount rate of Closed Block Life additional liabilities for annuitization, death and other insurance benefits, applied at the cohort level weighted by reserve benefit amount:

	September 30, 2024	December 31, 2023
Weighted average current discount rate	4.98%	4.97%

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

The Company has established a $27 billion aggregate Global Medium-Term Note ("MTN") program. Jackson National Life Global Funding was formed as a statutory business trust, solely for the purpose of issuing Medium-Term Note instruments to institutional investors, the proceeds of which are deposited with the Company and secured by the issuance of funding agreements. The carrying values at September 30, 2024 and December 31, 2023 totaled $5.5 billion and $5.8 billion, respectively.

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

Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of funding agreements, short-term and long-term borrowings issued to FHLBI. At September 30, 2024 and December 31, 2023, the Company held $127 million and $108 million of FHLBI capital stock, respectively, supporting $2.0 billion and $2.3 billion in funding agreements and short-term and long-term borrowings at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, the funding agreements and short-term and long-term borrowings were collateralized by mortgage-related securities and commercial mortgage loans with a carrying value of $3.0 billion and $3.5 billion, respectively.

The following table presents the liabilities for other contract holder funds (in millions):

	September 30, 2024	December 31, 2023
Payout Annuity	$852	$860
Variable Annuity	7,509	8,396
Fixed Annuity	9,593	9,736
Fixed Indexed Annuities	8,990	10,243
RILA	10,250	5,219
Closed Block Life	10,884	11,039
Closed Block Annuity	1,163	1,252
Institutional Products	7,929	8,406
Other Product Lines	164	168
Total other contract holder funds	$57,334	$55,319

The following table presents a roll-forward of other contract holder funds, gross of reinsurance (in millions):

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity	Total
Balance as of January 1, 2024	$860	$8,396	$9,736	$10,243	$5,219	$11,039	$1,252	$46,745
Deposits	165	544	1,080	127	4,187	218	3	6,324
Surrenders, withdrawals and benefits	(194)	(1,596)	(1,339)	(1,610)	(130)	(462)	(125)	(5,456)
Net transfers from (to) separate accounts	—	51	—	—	—	—	—	51
Investment performance / change in value of equity option	—	—	—	108	950	—	—	1,058
Interest credited	21	171	233	135	24	455	33	1,072
Policy charges and other	—	(57)	(117)	(13)	—	(366)	—	(553)
Balance as of September 30, 2024	$852	$7,509	$9,593	$8,990	$10,250	$10,884	$1,163	$49,241

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity	Total
Balance as of January 1, 2023	$837	$10,259	$11,696	$11,787	$1,875	$11,215	$1,319	$48,988
Deposits	202	995	234	211	2,890	307	4	4,843
Surrenders, withdrawals and benefits	(231)	(1,788)	(2,406)	(1,954)	(70)	(738)	(115)	(7,302)
Net transfers from (to) separate accounts	—	(1,256)	—	—	—	—	—	(1,256)
Investment performance / change in value of equity option	—	—	—	51	509	—	—	560
Interest credited	25	273	342	210	14	730	44	1,638
Policy charges and other	27	(87)	(130)	(62)	1	(475)	—	(726)
Balance as of December 31, 2023	$860	$8,396	$9,736	$10,243	$5,219	$11,039	$1,252	$46,745

The following table presents weighted average crediting rate, net amount at risk, and cash surrender value of contract holder account balances (dollars in millions):

				Fixed		Closed	Closed
	Payout	Variable	Fixed	Indexed		Block	Block
	Annuity	Annuity	Annuity	Annuities	RILA	Life	Annuity
September 30, 2024
Weighted-average crediting rate (1)	3.29%	3.04%	3.24%	2.00%	0.31%	5.57%	3.78%
Net amount at risk (2)	$—	$—	$—	$—	$—	$15,937	$—
Cash surrender value (3)	$—	$7,449	$9,447	$8,778	$9,837	$10,817	$1,162
December 31, 2023
Weighted-average crediting rate (1)	2.91%	3.25%	3.51%	2.05%	0.27%	6.61%	3.51%
Net amount at risk (2)	$—	$—	$—	$—	$—	$16,619	$—
Cash surrender value (3)	$—	$8,306	$9,639	$9,999	$4,896	$10,970	$1,252
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

At September 30, 2024 and December 31, 2023, excluding reinsurance business, approximately 94% and 92% of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively. At September 30, 2024 and December 31, 2023, excluding reinsurance business, approximately 82% and 64% of the Company’s closed block life account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
The following table presents contract holder account balances invested in fixed account funds by range of guaranteed minimum crediting rates and the related range of the difference between rates being credited to other contract holder funds and the respective guaranteed minimums (in millions):

	September 30, 2024
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$11	$—	$—	$11
1.51%-2.50%	159	—	—	—	159
Greater than 2.50%	7,339	—	—	—	7,339
Total	$7,498	$11	$—	$—	$7,509

Fixed Annuities
0.00%-1.50%	$28	$46	$39	$1	$114
1.51%-2.50%	25	1	1	—	27
Greater than 2.50%	1,741	43	1	251	2,036
Total	$1,794	$90	$41	$252	$2,177

Fixed Indexed Annuities
0.00%-1.50%	$3	$9	$2	$38	$52
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	18	—	86	23	127
Total	$21	$9	$88	$61	$179

RILA
0.00%-1.50%	$6	$—	$4	$3	$13
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	79	9	—	—	88
Total	$85	$9	$4	$3	$101

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	11	—	—	12
Greater than 2.50%	5,506	409	746	5	6,666
Total	$5,507	$420	$746	$5	$6,678

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	12	13
Greater than 2.50%	963	20	25	—	1,008
Total	$963	$20	$26	$12	$1,021

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

	December 31, 2023
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$12	$1	$—	$13
1.51%-2.50%	173	—	—	—	173
Greater than 2.50%	8,186	—	—	24	8,210
Total	$8,359	$12	$1	$24	$8,396

Fixed Annuities
0.00%-1.50%	$17	$55	$70	$1	$143
1.51%-2.50%	29	1	1	—	31
Greater than 2.50%	721	51	1	271	1,044
Total	$767	$107	$72	$272	$1,218

Fixed Indexed Annuities
0.00%-1.50%	$4	$9	$3	$43	$59
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	21	—	62	10	93
Total	$25	$9	$65	$53	$152

RILA
0.00%-1.50%	$7	$—	$4	$1	$12
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	39	12	—	—	51
Total	$46	$12	$4	$1	$63

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	4,425	1,830	603	16	6,874
Total	$4,425	$1,830	$603	$16	$6,874

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	12	13
Greater than 2.50%	896	169	23	—	1,088
Total	$896	$169	$24	$12	$1,101

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities

11.    Separate Account Assets and Liabilities

The Company issues variable contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). The Company also issues variable annuity and life contracts through separate accounts where the Company contractually guarantees to the contract holder (variable contracts with guarantees) either a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (guaranteed minimum death benefits, or "GMDB"), at annuitization (guaranteed minimum income benefits, or "GMIB"), upon the depletion of funds (guaranteed minimum withdrawal benefits, or "GMWB") or at the end of a specified period (guaranteed minimum accumulation benefits, or "GMAB"). These guarantees are classified as market risk benefits. See Note 12 - Market Risk Benefits of the Notes to Condensed Consolidated Financial Statements for more information regarding market risk benefits.

The separate account assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. At September 30, 2024 and December 31, 2023, the assets and liabilities associated with variable life and annuity contracts were $235 billion and $220 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company.

Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Condensed Consolidated Income Statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

Included in the separate account assets and liabilities described above is a Jackson issued group variable annuity contract designed for use in connection with and issued to the Company’s Defined Contribution Retirement Plan. These deposits are allocated to the Jackson National Separate Account - II, which had balances of $216 million and $198 million at September 30, 2024 and December 31, 2023, respectively. The Company receives administrative fees for managing the funds. These fees are recorded as earned and included in fee income in the Condensed Consolidated Income Statements.

The following table presents the roll-forward of the separate account balance for variable annuities (in millions):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Balance as of beginning of period	$219,381	$195,550
Deposits	7,244	8,545
Surrenders, withdrawals and benefits	(19,519)	(17,029)
Net transfer from (to) general account	(51)	1,256
Investment performance	29,794	33,807
Policy charges and other	(2,113)	(2,748)
Balance as of end of period, gross	$234,736	$219,381

Cash surrender value (1)	$229,939	$214,395
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities
The following table presents the reconciliation of the separate account balance in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2024	December 31, 2023
Variable Annuities	$234,736	$219,381
Other Product Lines	301	275
Total	$235,037	$219,656

The following table presents aggregate fair value of assets, by major investment asset category, supporting separate accounts (in millions):

	September 30, 2024	December 31, 2023
Variable Annuities By Fund Type
Equity	$167,216	$154,020
Bond	20,242	19,801
Balanced	44,531	42,831
Money Market	2,747	2,729
Total Variable Annuities	234,736	219,381
Other Product Lines	301	275
Total Separate Accounts	$235,037	$219,656

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

Variable Annuities

Variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal, income and accumulation benefits. These guaranteed benefit features, as well as the reinsurance recoverable on the Company’s GMIB, are classified as MRBs and measured at fair value. The Company discontinued offering the GMIB in 2009 and the GMAB in 2011.

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

The following table presents the reconciliation of the market risk benefits balance in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2024			December 31, 2023
	Variable	Other		Variable	Other
	Annuities	Product Lines	Total	Annuities	Product Lines	Total
Market risk benefit - (assets)	$(7,611)	$(4)	$(7,615)	$(6,732)	$(5)	$(6,737)
Market risk benefit - liabilities	4,311	73	4,384	4,732	53	4,785
Market risk benefit - net (asset) liability	$(3,300)	$69	$(3,231)	$(2,000)	$48	$(1,952)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12.    Market Risk Benefits
The following table presents the roll-forward of the net MRB (assets) liabilities for variable annuities (dollars in millions):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Net MRB balance, beginning of period	$(2,000)	$767
Beginning of period cumulative effect of changes in non-performance risk	972	2,185
Net MRB balance, beginning of period, before effect of changes in non-performance risk	(1,028)	2,952
Effect of changes in interest rates	(601)	(733)
Effect of fund performance	(3,567)	(5,401)
Effect of changes in equity index volatility	(143)	(1,107)
Effect of expected policyholder behavior	610	612
Effect of actual policyholder behavior different from expected	514	483
Effect of time	1,100	1,829
Effect of changes in assumptions	7	337
Net MRB balance, end of period, before effect of changes in non-performance risk	(3,108)	(1,028)
End of period cumulative effect of changes in non-performance risk	(192)	(972)
Net MRB balance, end of period, gross	(3,300)	(2,000)

Reinsurance recoverable on market risk benefits at fair value, end of period	(78)	(90)
Net MRB balance, end of period, net of reinsurance	(3,378)	(2,090)

Weighted average attained age (years) (1)	70	69
Net amount at risk (2)	$5,527	$8,225
(1) Weighted-average attained age is defined as the average age of policyholders weighted by account value.
(2) Net amount at risk (NAR) is defined as of the valuation date for each contract as the greater of Death Benefit NAR (DBNAR) and Living Benefit NAR (LBNAR), as applicable, where DBNAR is the GMDB benefit base in excess of the account value, and LBNAR is the actuarial present value of guaranteed living benefits in excess of the account value.
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

The aggregate carrying value of long-term debt was as follows (in millions):

	September 30,	December 31,
	2024	2023
Long-Term Debt
Senior Notes due 2027	$398	$398
Senior Notes due 2031	496	495
Senior Notes due 2032	347	347
Senior Notes due 2051	490	490
Surplus notes due 2027	250	250
FHLBI bank loans due 2034 & 2035	52	57
Total long-term debt	$2,033	$2,037
The following table presents the contractual maturities of the Company's long-term debt as of September 30, 2024 (in millions):

	Calendar Year
	2025	2026	2027	2028	2029 and thereafter	Total
Long-term debt	$—	$—	$648	$—	$1,385	$2,033

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Federal Home Loan Bank Advances

14. Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of nil and $250 million were outstanding at September 30, 2024 and December 31, 2023, respectively, and were recorded in other liabilities. Interest expense on such advances was $1 million and nil for the three months ended September 30, 2024 and 2023, respectively, and $4 million and $6 million for the nine months ended September 30, 2024 and 2023, respectively. See Note 10 - Other Contract Holder Funds of the Notes Condensed Consolidated Financial Statements for the carrying value of total collateralization of our FHLB obligations.

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

The Company’s effective income tax rate was 19.3% and 3.9% for the three and nine months ended September 30, 2024, respectively, compared with 20.5% and 13.8% for the same periods in 2023, respectively. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction, utilization of foreign tax credits, and valuation allowance. The change in the ETR for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was due to the relationship of taxable income to consolidated pre-tax income (loss). The ETR differs for the nine months ended September 30, 2024 from the full year-ended December 31, 2023 ETR of 0.5% due to the relationship of taxable income to consolidated pre-tax income.

On September 12, 2024, the U.S. Treasury Department and the Internal Revenue Service released proposed regulations addressing the application of the corporate alternative minimum tax (“CAMT”) that was enacted as part of the Inflation Reduction Act of 2022 (“IRA”). The proposed regulations are generally applicable to tax years ending after September 12, 2024 and consistent with many of the provisions provided in prior CAMT guidance. The Company did not elect to early adopt the proposed regulations for the 2023 tax returns and relied on reasonable interpretations of previously published guidance resulting in a reduction of $263 million to the CAMT liability and related CAMT deferred tax asset as of September 30, 2024. In addition, the determination of the estimated 2024 CAMT liability considered carryover impacts from the 2023 tax return and consideration of the applicability of the proposed regulations resulting in a reduction of $158 million to the CAMT liability and related CAMT deferred tax asset as of September 30, 2024. For the nine months ended September 30, 2024 and 2023, the Company recorded an estimate of $7 million and $450 million, respectively, for the provision of the CAMT with an offsetting increase to the deferred tax asset for the credit carryover resulting in no impact to total tax expense. The U.S. Treasury Department is expected to issue Final Regulations after the year ended December 31, 2024, which may materially change the estimated provision of the CAMT.

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

For the nine months ended September 30, 2024, changes in market conditions and interest rates impacted the unrealized tax gains and losses in the available for sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun,

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15.     Income Taxes
and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery.

As of September 30, 2024, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more likely than not to be realized. For the three and nine months ended September 30, 2024, the Company recorded a decrease of $295 million and a decrease of $218 million, respectively, to the valuation allowance associated with the unrealized tax losses in the Company's available for sale securities portfolio and a change of nil related to both realized and unrealized losses on capital assets of the Non-life Companies. The $295 million decrease for the three months ended September 30, 2024, to the valuation allowance consists of $306 million tax benefit recorded to other comprehensive income and $11 million tax expense recorded in the income tax expense. The $218 million decrease for the nine months ended September 30, 2024 to the valuation allowance consists of $206 million tax benefit recorded to other comprehensive income and $12 million tax benefit recorded in the income tax expense. At September 30, 2024 and December 31, 2023, the Company has recorded a total valuation allowance for $471 million and $689 million, respectively, associated with the unrealized tax losses in the Life Companies' available for sale securities portfolio where it is not more likely than not that the full tax benefit of the losses will be realized.

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

At September 30, 2024, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $966 million. At September 30, 2024, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $669 million.

17. Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Asset-based commission expenses	$285	$259	$843	$764
Other commission expenses	261	190	691	541
Sub-advisor expenses	82	80	244	234
General and administrative expenses	310	232	839	706
Deferral of acquisition costs	(196)	(135)	(512)	(383)
Total operating costs and other expenses	$742	$626	$2,105	$1,862

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Accumulated Other Comprehensive Income (Loss)

18. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in the balance of accumulated other comprehensive income ("AOCI"), net of income tax, related to unrealized investment gains (losses) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period (1)	$(3,626)	$(3,365)	$(2,808)	$(3,378)

Change in unrealized gains (losses) of investments	1,735	(1,405)	1,134	(958)
Change in current discount rate - reserve for future policy benefits(2)	(280)	254	(132)	204
Change in non-performance risk on market risk benefits	(235)	(999)	(783)	(1,479)
Change in unrealized gains (losses) - other	(5)	3	(2)	(8)
Change in deferred tax asset	33	247	148	318
Other comprehensive income (loss) before reclassifications	1,248	(1,900)	365	(1,923)
Reclassifications from AOCI, net of tax	(5)	78	60	114
Other comprehensive income (loss)	1,243	(1,822)	425	(1,809)
Balance, end of period (1)	$(2,383)	$(5,187)	$(2,383)	$(5,187)
(1)Includes $(1,336) million and $(1,612) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of September 30, 2024 and December 31, 2023, respectively.
(2)Represents the impact of changes in the discount rate used in the remeasurement of our direct reserves for future policy benefits and claims payable, net of the remeasurement of ceded reserves for future policy benefits and claims payable.

The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statements

	Three Months Ended September 30,
	2024	2023
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$20	$112	Net gains (losses) on derivatives and investments
Other impaired securities	(38)	(14)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	(18)	98
Income tax expense (benefit)	(13)	20
Reclassifications, net of income taxes	$(5)	$78

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statements

	Nine Months Ended September 30,
	2024	2023
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$96	$188	Net gains (losses) on derivatives and investments
Other impaired securities	(33)	(44)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss), before income taxes	63	144
Income tax expense (benefit)	3	30
Reclassifications, net of income taxes	$60	$114

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

The following table presents the declaration date, record date, payment date and dividends paid per preferred share of, and per depositary share representing the Series A Preferred Stock:

				Dividends Paid
	Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	April 1, 2024	$500	$0.50
06/30/2024	May 2, 2024	June 6, 2024	July 1, 2024	$500	$0.50
09/30/2024	August 1, 2024	September 5, 2024	September 30, 2024	$500	$0.50
Quarter Ended
03/31/2023	None
06/30/2023	May 8, 2023	June 1, 2023	June 30, 2023	$594.44	$0.59444
09/30/2023	August 7, 2023	August 31, 2023	October 2, 2023	$500.00	$0.50000

Common Stock

At September 30, 2024 and December 31, 2023, the Company was authorized to issue up to 1 billion shares of common stock with a par value of $0.01 per share.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
Share Repurchase Program

On February 27, 2023 and August 1, 2024, our Board of Directors authorized increases of $450 million and $750 million, respectively, in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program.

The Company expects to repurchase common shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the Company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. There can be no assurance that we will continue share repurchases or approve any further increase to our current, or approve any new, stock repurchase program, or no assurance to the amount of any repurchases that may be made pursuant to such programs.

Through September 30, 2024, we have incurred $3 million of excise tax in connection with share repurchases that exceeded stock issuances. The excise tax incurred was recognized as part of the cost basis of the treasury stock acquired and not reported as income tax expense.

The following table represents share repurchase activities as part of our share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2023 (January 1- March 31)	1,721,737	$70	$40.42
2023 (April 1- June 30)	1,394,797	47	33.87
2023 (July 1- September 30)	1,873,727	71	38.13
2023 (October 1- December 31)	1,512,263	67	44.37
Total 2023	6,502,524	$255	$39.27
2024 (January 1- March 31)	2,157,372	116	53.76
2024 (April 1- June 30)	1,294,473	90	69.16
2024 (July 1- September 30)	1,352,821	113	83.39
2024 (October 1- November 1)	489,284	48	98.12
Total 2024	5,293,950	$367	$69.19

The following table presents changes in the number of shares of common stock outstanding:

	Common Stock Issued	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2023	94,481,006	(15,820,785)		78,660,221
Share-based compensation programs	3,403	492,103	(1)	495,506
Shares repurchased under repurchase program	—	(4,804,666)		(4,804,666)
Shares at September 30, 2024	94,484,409	(20,133,348)		74,351,061
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
The following table presents declaration date, record date, payment date and dividends paid per share of JFI’s common stock:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	March 21, 2024	$0.70
06/30/2024	May 2, 2024	June 6, 2024	June 20, 2024	$0.70
09/30/2024	August 1, 2024	September 5, 2024	September 19, 2024	$0.70
Quarter Ended
03/31/2023	February 27, 2023	March 14, 2023	March 23, 2023	$0.62
06/30/2023	May 8, 2023	June 1, 2023	June 15, 2023	$0.62
09/30/2023	August 7, 2023	August 31, 2023	September 14, 2023	$0.62

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

The following table sets forth the calculation of earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$(469)	$2,773	$601	$2,493
Less: Preferred stock dividends	11	11	33	24
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(480)	$2,762	$568	$2,469

Weighted average shares of common stock outstanding - basic	75,374,073	82,061,813	76,673,053	82,432,264
Dilutive common shares	—	760,005	701,495	2,108,923
Weighted average shares of common stock outstanding - diluted (1)	75,374,073	82,821,818	77,374,548	84,541,187

Earnings per share—common stock
Basic	$(6.37)	$33.66	$7.41	$29.95
Diluted	$(6.37)	$33.35	$7.34	$29.20
(1) If we reported a net loss attributable to Jackson Financial Inc., all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. The shares excluded from the diluted EPS calculation were 751,646 shares for the three months ended September 30, 2024.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 21.    Subsequent Events

21.    Subsequent Events

The Company has evaluated subsequent events through the date these Condensed Consolidated Financial Statements were issued.

Dividends Declared to Shareholders

On November 1, 2024, our Board of Directors approved a cash dividend on JFI's common stock of $0.70 per share for the fourth quarter 2024, payable on December 19, 2024, to common shareholders of record on December 5, 2024. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on December 30, 2024, to preferred shareholders of record at the close of business on December 5, 2024.

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

We routinely use our investor relations website, at investors.jackson.com, as a primary channel for disclosing key information to our investors, some of which may contain material and previously non-public information. We and certain of our senior executives may also use social media channels to communicate with our investors and the public about our Company and other matters, and those communications could be deemed to be material information. The information contained on, or that may be accessed through, our website, or our or our executives' social media channels, is not incorporated by reference into and is not part of this report.

Item 2 | Management’s Discussion and Analysis | Available Information & Principal Definitions

Available Information

We make available free of charge, through our investor relations page of our website, investors.jackson.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports or statements as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC. We use our investor relations page of our website as a routine channel for distribution of important information, including news releases, analyst presentations, financial information, and corporate governance information. The content of Jackson’s website is not incorporated by reference into this report or in any other report or document filed with the SEC, and any references to Jackson’s website are intended to be inactive textual references only. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Principal Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI" or "Jackson Financial")
Jackson	Jackson National Life Insurance Company, our primary operating subsidiary
Brooke Life	Brooke Life Insurance Company, our subsidiary and the direct parent company of Jackson National Life Insurance Company and Brooke Re
Brooke Re	Brooke Life Reinsurance Company, a direct subsidiary of Brooke Life, and a Michigan-based captive reinsurer
Jackson Finance	Jackson Finance, LLC, our subsidiary
PPMH	PPM Holdings, Inc., our subsidiary
PPM	PPM America, Inc., a subsidiary of PPMH
ACL	Allowance for credit loss
Account value ("AV") or account balance	The amount of money in a customer’s account. For example, the account value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Athene	Athene Life Re Ltd. and its affiliates and permitted transferees, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
Athene Reinsurance Transaction	The funds withheld coinsurance agreement with Athene, entered on June 18, 2020, and effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions.
AUM ("Assets under management")	Investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by PPM, including our investment portfolio (but excluding assets held in funds withheld accounts for reinsurance transactions), (ii) third-party assets (including our former parent and its affiliates), and (iii) the separate account assets of our retail annuities managed and administered by JNAM.
Benefit base	A notional amount (not actual cash value) used to calculate guaranteed benefits within an owner's annuity contract and fees due in respect of those guaranteed benefits. The death benefit and living benefit within the same contract may have different benefit bases.
CMBS	Commercial mortgage-backed securities
DAC ("Deferred acquisition costs")	Represent the incremental costs related directly to the successful acquisition of new, and certain renewal, insurance policies and annuity contracts. The recognition of these costs has been deferred, and the deferred amounts are shown on the balance sheet as an asset, which is subject to amortization over the estimated lives of those policies and contracts.
Deferred tax asset or Deferred tax liability	Assets or liabilities that are recorded for the difference between financial reporting, or book basis, and tax basis of an asset or a liability.

Item 2 | Management’s Discussion and Analysis | Available Information & Principal Definitions

Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, after which rates may reset.
Fixed Index Annuity	An annuity with an ability to share in the upside from certain financial markets, such as equity indices, and provides downside protection
General account assets	The assets held in the general accounts of our insurance companies
GIC	Guaranteed investment contract
Guarantee Fees	Fees charged on our annuity contracts for optional benefit guarantees
GMAB ("Guaranteed minimum accumulation benefit")	An add-on benefit (enhanced benefits available for an additional cost) that entitles an owner to a minimum payment, typically in lump-sum, after a set period of time, referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.
GMDB ("Guaranteed minimum death benefit")	An add-on benefit (enhanced benefits available for an additional cost) that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner.
GMIB ("Guaranteed minimum income benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value.
GMWB ("Guaranteed minimum withdrawal benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value.
GMWB for Life ("Guaranteed minimum withdrawal benefit for life")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year for the duration of the policyholder’s life, regardless of account performance.
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
Net flows	Net flows represent the net change in customer account balances during a period, after reflecting gross premium inflows and surrender, withdrawal and benefit payment outflows. Net flows do not include investment performance, interest credited to customer accounts and policy charges.
RBC ("Risk-based capital")	Statutory minimum level of capital that is required by regulators for an insurer to support its operations
RBC ratio	The ratio of statutory total adjusted capital to company action level required capital. A formal calculation is made annually during the fourth quarter. In other periods, the ratio is estimated.
RILA	A registered index-linked annuity, which offers market index-linked investment options, subject to a cap, and a variety of guarantees designed to modify or limit losses.
RMBS	Residential mortgage-backed securities
Variable annuity	An annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments.
VIE	Variable interest entity

Item 2 | Management’s Discussion and Analysis | Overview & Executive Summary

Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1 of this report, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2023 Annual Report.

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

We earn revenues predominantly from fee income, spread income resulting from what we earn on investments versus the interest we credit to contract holders, and margins on other insurance products. Our profitability is dependent on our ability to properly price and manage risk on insurance and annuity products, manage our portfolio of investments effectively, and control costs through expense discipline.

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

We manage our business through three segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report in Corporate and Other activities and items that are not included in the three segments, including the results of PPM Holdings, Inc., the parent holding company of PPM America Inc. ("PPM"), that manages the majority of our general account investment portfolio. See Note 3 - Segment Information of the Notes to Condensed Consolidated Financial Statements for further information on our segments.

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

The table below presents selected financial and operating measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(480)	$2,762	$568	$2,469
Adjusted Operating Earnings (1)	350	315	1,094	869
Amount of shares repurchased under share repurchase program	113	71	319	188
Dividends on common shares	54	52	164	159
Return on Equity ("ROE") Attributable to Common Shareholders	(19.5)%	129.5%	7.8%	38.9%
Adjusted Operating ROE Attributable to Common Shareholders on average equity (1)	12.3%	11.8%	13.0%	11.6%

(1) Non-GAAP Financial Measure. See "Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

Recent Events of Note

•Capital Returned to Common Shareholders: Since January 1, 2024 through September 30, 2024, we have returned $483 million to our common shareholders consisting of $164 million in dividends and $319 million in common share repurchases. Our capital return target for common shareholders for 2024 is $550-$650 million. Share repurchases, net of issuances for our share-based compensation, have reduced our outstanding shares of common stock from 78,660,221 at December 31, 2023 to 74,351,061 at September 30, 2024. See Note 19 of the Notes to Condensed Consolidated Financial Statements for further information on our share repurchases.

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

Brooke Re is a Michigan captive insurer regulated by the Michigan Department of Insurance and Financial Services and created in the first quarter of 2024 for the express purpose of serving as the counterparty to the reinsurance transaction with Jackson described above. Brooke Re was capitalized with assets contributed from Brooke Life of approximately $1.9 billion originating from Jackson as a return of capital to Brooke Life. Brooke Re utilizes a modified U.S. GAAP approach primarily related to market risk benefits, with the intent to increase alignment between assets and liabilities in response to changes in economic factors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Sales
Variable annuities	$2,632	$2,429	$7,788	$7,351
RILA	1,608	807	4,187	1,881
Fixed Index Annuities	48	41	127	178
Fixed Annuities (1)	984	35	1,090	146
Total Retail Annuity Sales	5,272	3,312	13,192	9,556

Total Institutional Product Sales	749	112	1,461	1,065

Total Sales	$6,021	$3,424	$14,653	$10,621
(1) Includes payout annuities.

Higher retail sales for the three and nine months ended September 30, 2024 were primarily due to increased RILA and fixed annuity sales. This was a strong quarter in the fixed annuity market, both for the Company and the industry, as consumers looked to lock in crediting rates during a quarter with declining interest rates. While we expect our distribution efforts to continue to deliver higher levels of fixed annuity sales going forward, we expect near-term volumes will be below third quarter levels. In addition, sales of our institutional products were higher for the three and nine months ended September 30, 2024, reflecting our opportunistic approach to this business, which depends on both the risk-adjusted return on investment opportunities available and the prevailing cost of funding required by purchasers.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Account Value

Account value ("AV") as shown below generally equals the account value of our variable annuities, RILA, fixed index annuities, fixed annuities, interest sensitive life, and institutional products. It reflects the total amount of customer invested assets that have accumulated within a respective product and equals cumulative customer contributions, which includes gross deposits or premiums, plus accrued credited interest plus or minus the impact of market movements, as applicable, less withdrawals and various fees. We believe account value is a useful metric in providing an understanding of, among other things, the sources of potential fee and spread income generation, potential benefit obligations and risk management priorities.

	September 30, 2024	December 31, 2023
	(in millions)
Account Value
GMWB For Life	$176,729	$166,688
GMWB	6,389	6,092
GMIB	1,276	1,352
No Living Benefits	57,851	53,645
Total Variable Annuity Account Value	242,245	227,777

RILA	10,250	5,219

Fixed Index Annuity (1)	749	622
Fixed Annuity (1)	2,177	1,218
Total Fixed & Fixed Index Annuity Account Value (1)	2,926	1,840

Payout Annuity(1)	607	629

Total Retail Annuities Account Value (1)	$256,028	$235,465

Total Institutional Products Account Value	$7,929	$8,406

Total Closed Life and Annuity Blocks Account Value (1)	$7,754	$8,032

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net Flows:
Variable Annuity	$(5,012)	$(2,314)	$(13,327)	$(6,133)
RILA	1,550	794	4,057	1,834
Fixed Index Annuity (1)	44	36	103	171
Fixed Annuity (1)	953	10	968	(11)
Payout Annuity (1)	(8)	(18)	(36)	(55)
Total Retail Annuities Net Flows (1)	(2,473)	(1,492)	(8,235)	(4,194)
Net flows ceded	(999)	(879)	(2,806)	(3,078)
Total Retail Annuities net flows, gross of reinsurance	$(3,472)	$(2,371)	$(11,041)	$(7,272)

Total Institutional Products Net Flows	$499	$(242)	$(716)	$(533)

Total Closed Life and Annuity Blocks Net Flows (1)	$(74)	$(73)	$(253)	$(205)

(1) Net of reinsurance.

Net flows, net of reinsurance, decreased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, driven by increased variable annuity surrenders and withdrawals, partially offset by increased RILA and fixed annuity sales.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Benefit Base

Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit and, therefore, may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$57,851	N/A	$53,645	N/A
By Guaranteed Living Benefits:
GMWB for Life	176,729	183,279	166,688	188,722
GMWB	6,389	5,140	6,092	5,348
GMIB (1)	1,276	1,595	1,352	1,799
Total	$242,245	$190,014	$227,777	$195,869

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$29,891	N/A	$27,486	N/A
Return of Premium	186,065	133,931	174,841	137,287
Highest Anniversary Value ("HAV")	13,681	12,916	13,213	13,522
Rollup	3,362	4,191	3,347	4,484
Combination HAV/Rollup	9,246	9,728	8,890	10,057
Total	$242,245	$160,766	$227,777	$165,350

(1) Substantially all of our GMIB benefits are reinsured.

Assets Under Management

AUM, or assets under management, includes: (i) investment assets managed by one of our subsidiaries, PPM, including our investment portfolio (but excluding assets held in funds withheld accounts for reinsurance transactions) and third-party assets (including our former parent and its affiliates) and (ii) the separate account investment assets of our Retail Annuities segment managed and administered by another subsidiary, JNAM. Total AUM reflects exclusions between segments to avoid double counting. We believe AUM is a useful metric for understanding, among other things, the sources of our earnings, net investment income and performance of our invested assets, customer directed investments and risk management priorities.

	September 30,	December 31,
	2024	2023
	(in millions)
Jackson Invested Assets	$48,099	$44,068
Third Party Invested Assets (including CLOs)	28,564	29,043
Total PPM AUM	76,663	73,111
Total JNAM AUM	257,876	242,727
Total AUM	$334,539	$315,838

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

The interest rate environment has affected, and will continue to affect, our business and financial performance for the following reasons:

•Periods of rising interest rates impact investment-related activity including investment income returns, net investment spread results, new money rates, mortgage loan prepayments, and bond redemptions. Rising interest rates also impact the hedging results of our variable annuity business as the market value of interest rate hedges decline, thereby driving hedging losses. We would expect lower hedging costs and reduced levels of hedging going forward after such an increase in rates. Further, we expect near-term hedging losses from rising rates may be more than offset by changes in the fair value of the related guaranteed benefit liabilities, which are reduced with an increase in interest rates due to the higher discount rate.

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

•Low interest rate environments could also subject us to increased hedging costs or an increase in the amount of regulatory reserves that our insurance subsidiaries are required to hold for optional guaranteed benefits, decreasing regulatory surplus, which would adversely affect our insurance subsidiaries' ability to pay dividends. In addition, low interest rates could also increase the perceived value of optional guaranteed benefit features to our customers, which in turn could lead to a higher utilization of withdrawal or annuitization features of annuity policies and higher persistency of those products over time.

•Some of our annuities have guaranteed minimum interest crediting rates (“GMICRs”) that limit our ability to reduce crediting rates. If earnings on our investment portfolio decline, those GMICRs may result in net investment spread compression that negatively impacts earnings. Many of our annuities have GMICRs that reset at contractually specified times after issue, subject to a contractually specified minimum GMICR. In a rising interest rate environment, these GMICRs can increase over time. Conversely, in a falling interest rate environment, the interest crediting rate will eventually decrease; however, there may be a lag between interest rate movements and the GMICR reset, temporarily limiting our ability to lower crediting rates. When policies have comparatively high GMICRs, in a subsequent low interest rate environment more customers are expected to hold on to their policies, which may result in lower lapses than previously expected.

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

OTTI in our underlying investments would result in a reduction in our insurance company subsidiaries' regulatory capital. Also, shifts in the credit quality or credit rating downgrades of our investments as a result of stressed credit conditions may also impact the level of regulatory required capital for our insurance company subsidiaries. As such, significant credit rating downgrades along with elevated defaults and OTTI losses would negatively impact our RBC ratio, which could impact available dividends from our insurance subsidiaries.

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

We operate in a highly regulated industry. Our insurance company subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. New federal and state regulations could impact our business model, including regulatory reserve and capital requirements. Our ability to respond to changes in regulation and other legislative activity are critical to our long-term financial performance. The following regulations could materially impact our business:

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

The final rule was to take effect on September 23, 2024, with a one-year phase-in period for a majority of the provisions, based on certain conditions. However, the final rule is facing significant litigation challenges; and, on July 25, 2024, a federal district court in Texas issued an order that the effective date of the final rule is stayed until further order of the Court. On September 20, 2024, the DOL timely filed an appeal related to the ruling on the stay. Unless the DOL moves to expedite the appeal, it is expected that the Court will issue a decision in six to eight months.

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

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
1.Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) net gains (losses) on hedging instruments which includes: (a) changes in the fair value of freestanding derivatives, and related commissions and expenses, used to manage the risk associated with market risk benefits and other guaranteed benefit features, excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; and (b) investment income and change in fair value of certain non-derivative assets used to manage the risk associated with market risk benefits and other guaranteed benefit features; (iii) the movements in reserves, market risk benefits, guaranteed benefit features accounted for as embedded derivative instruments, and related claims and benefit payments; (iv) amortization of the balance of unamortized deferred acquisition costs, at January 1, 2021, the date of transition to current accounting guidance (LDTI), associated with items excluded from adjusted operating earnings prior to transition; and (v) the impact on the valuation of Guaranteed Benefits and Net Hedging Results arising from changes in underlying actuarial assumptions. We believe excluding these items removes the impact to both revenue and related expenses associated with Guaranteed Benefits and Net Hedging Results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(480)	$2,762	$568	$2,469
Add: dividends on preferred stock	11	11	33	24
Add: income tax expense (benefit)	(113)	712	24	399
Pretax income (loss) attributable to Jackson Financial Inc.	(582)	3,485	625	2,892
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(779)	(784)	(2,347)	(2,345)
Net (gains) losses on hedging instruments	(591)	271	3,068	4,694
Market risk benefits (gains) losses, net	1,172	(2,376)	(2,062)	(5,120)
Net reserve and embedded derivative movements	493	(45)	1,135	338
Amortization of DAC associated with non-operating items at date of transition to LDTI	135	148	410	450
Assumption changes	—	—	—	—
Total guaranteed benefits and net hedging results	430	(2,786)	204	(1,983)
Net realized investment (gains) losses	45	127	82	235
Net realized investment (gains) losses on funds withheld assets	784	(159)	1,199	648
Net investment income on funds withheld assets	(269)	(303)	(824)	(862)
Other items	3	(9)	(13)	32
Total non-operating adjustments	993	(3,130)	648	(1,930)
Pretax adjusted operating earnings	411	355	1,273	962
Less: operating income tax expense (benefit)	50	29	146	69
Adjusted operating earnings before dividends on preferred stock	361	326	1,127	893
Less: dividends on preferred stock	11	11	33	24
Adjusted operating earnings	$350	$315	$1,094	$869

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

The following is a reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity and a comparison of Adjusted Operating ROE Attributable to Common Shareholders to ROE Attributable to Common Shareholders, the most comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(480)	$2,762	$568	$2,469
Adjusted Operating Earnings	350	315	1,094	869

Total shareholders' equity	$10,698	$9,478	$10,698	$9,478
Less: Preferred stock	533	533	533	533
Total common shareholders' equity	10,165	8,945	10,165	8,945

Adjustments to total common shareholders’ equity:
Exclude AOCI attributable to Jackson Financial Inc. (1)	1,047	2,926	1,047	2,926
Adjusted Book Value Attributable to Common Shareholders	$11,212	$11,871	$11,212	$11,871

ROE Attributable to Common Shareholders	(19.5)%	129.5%	7.8%	38.9%
Adjusted Operating ROE Attributable to Common Shareholders on average equity	12.3%	11.8%	13.0%	11.6%

(1) Excludes $(1,336) million and $(2,261) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of September 30, 2024 and 2023, respectively, which are not attributable to Jackson Financial Inc. and are therefore not included as an adjustment to total shareholders’ equity in the reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Condensed Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenues
Fee income	$2,032	$1,950	$6,038	$5,751
Premiums	31	32	106	109
Net investment income:
Net investment income excluding funds withheld assets	457	458	1,384	1,248
Net investment income on funds withheld assets	269	303	824	862
Total net investment income	726	761	2,208	2,110
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	102	(335)	(4,132)	(5,173)
Net gains (losses) on funds withheld reinsurance treaties	(784)	159	(1,199)	(648)
Total net gains (losses) on derivatives and investments	(682)	(176)	(5,331)	(5,821)
Other income	14	18	25	52
Total revenues	2,121	2,585	3,046	2,201

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	209	232	639	701
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	(1)	(7)	23
Market risk benefits (gains) losses, net	1,172	(2,376)	(2,062)	(5,120)
Interest credited on other contract holder funds, net of deferrals and amortization	275	284	821	864
Interest expense	25	28	76	84
Operating costs and other expenses, net of deferrals	742	626	2,105	1,862
Amortization of deferred acquisition costs	277	290	832	874
Total benefits and expenses	2,700	(917)	2,404	(712)
Pretax income (loss)	(579)	3,502	642	2,913
Income tax expense (benefit)	(113)	712	24	399
Net income (loss)	(466)	2,790	618	2,514
Less: Net income (loss) attributable to noncontrolling interests	3	17	17	21
Net income (loss) attributable to Jackson Financial Inc.	(469)	2,773	601	2,493
Less: Dividends on preferred stock	11	11	33	24
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(480)	$2,762	$568	$2,469

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

Pretax Income (Loss)

Our pretax income (loss) decreased by $4,081 million to $(579) million for the three months ended September 30, 2024, from $3,502 million for the three months ended September 30, 2023, primarily due to:

•$3,548 million unfavorable movements in market risk benefits (gains) losses, primarily due to unfavorable interest rate movements, partially offset by favorable fund performance during the three months ended September 30, 2024, compared to the prior year quarter;
•$506 million decrease in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Three Months Ended September 30,
	2024	2023	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(45)	$(127)	$82

Net gains (losses) on freestanding derivatives	587	(310)	897
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(440)	102	(542)
Net gains (losses) on derivative instruments	147	(208)	355
Net gains (losses) on funds withheld reinsurance	(784)	159	(943)
Total net gains (losses) on derivatives and investments	$(682)	$(176)	$(506)

◦Embedded derivative movements were unfavorable primarily due to market increase impacts on our growing RILA block during the three months ended September 30, 2024, compared to the prior year quarter; and
◦Losses recognized on funds withheld reinsurance were driven by a decrease in interest rates impacting the value of the embedded derivative during the three months ended September 30, 2024, compared to increases in interest rates during the three months ended September 30, 2023;

These losses were partially offset by:

◦Volumes of freestanding derivatives can vary significantly period over period and movements in those derivatives are subject to interest rate or market movements. The movements in interest rate hedges during the three months ended September 30, 2024 were primarily driven by a decrease in interest rates whereas the movements in interest rate hedges during the three months ended September 30, 2023 were primarily driven by an increase in interest rates. The movements in equity hedges during the three months ended September 30, 2024 were primarily driven by an increase in equity markets whereas the movement in equity hedges during the three months ended September 30, 2023 were primarily driven by a decrease in equity markets.

•$116 million increase in operating costs and other expenses, net of deferrals, primarily due to an increase in incentive and deferred compensation expenses during the three months ended September 30, 2024 and higher asset-based non-deferrable commissions, due to higher account values during the three months ended September 30, 2024; and
•$35 million decrease in net investment income as a result of lower income on bonds and lower income on funds withheld assets compared to prior year quarter;

These movements were partially offset by:

•$82 million increase in fee income primarily due to higher average separate account values compared to the prior year quarter; and
•$22 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to lower other policyholder benefits.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
Income Taxes

Income tax expense decreased $825 million to a benefit of $113 million for the three months ended September 30, 2024, from an expense of $712 million for the three months ended September 30, 2023. The provision for income tax in the current period led to an effective income tax rate ("ETR") of 19% for the three months ended September 30, 2024, compared to the ETR of 21% the three months ended September 30, 2023. The change in the ETR during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due to the relationship of the taxable income to the consolidated pre-tax income. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction, utilization of foreign tax credits, and valuation allowance. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in our 2023 Annual Report and Note 15 - Income Taxes of the Notes to Condensed Consolidated Financial Statements in this report for more information.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

Pretax Income (Loss)

Our pretax income (loss) decreased by $2,271 million to $642 million for the nine months ended September 30, 2024, from $2,913 million for the nine months ended September 30, 2023, primarily due to:

•$3,058 million unfavorable movements in market risk benefits (gains) losses, net, primarily due to less favorable movements in interest rates and equity volatility, partially offset by favorable fund performance in 2024 compared to the prior year;
•$243 million increase in operating costs and other expenses, net of deferrals, primarily due to an increase in incentive and deferred compensation expenses during the nine months ended September 30, 2024 and higher asset-based non-deferrable commissions, due to higher account values during 2024, compared to the prior year period.

These movements were partially offset by:

•$490 million increase in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Nine Months Ended September 30,
	2024	2023	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(82)	$(235)	$153

Net gains (losses) on freestanding derivatives	(3,087)	(4,811)	1,724
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(963)	(127)	(836)
Net gains (losses) on derivative instruments	(4,050)	(4,938)	888
Net gains (losses) on funds withheld reinsurance	(1,199)	(648)	(551)
Total net gains (losses) on derivatives and investments	$(5,331)	$(5,821)	$490
◦Embedded derivative movements were unfavorable primarily due to market increase impacts on our growing RILA block during the nine months ended September 30, 2024, compared to the prior year period; and
◦Higher losses recognized on funds withheld reinsurance were driven by the decrease in interest rates impacting the value of the embedded derivative during 2024, compared to an increase in interest rates in 2023;
These losses were partially offset by:
◦Volumes of freestanding derivatives can vary significantly period over period and movements in those derivatives are subject to interest rate or market movements. The movements in interest rate hedges during the nine months ended September 30, 2024 were primarily driven by a decrease in interest rates whereas the movements in interest rate hedges during the nine months ended September 30, 2023 were primarily driven by an increase in interest rates. The movements in equity hedges during the nine months ended September 30, 2024 were primarily driven by increases in equity markets whereas the movements in equity hedges during the nine months ended September 30, 2023 were primarily driven by a decrease in equity markets.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

•$287 million increase in fee income primarily due to higher average separate account values compared to the prior year period;
•$98 million increase in net investment income as a result of higher income on limited partnership investments, which are recorded on a one quarter lag, and higher income on bonds, driven primarily by higher yields in 2024, compared to the prior year period, partially offset by higher investment expenses;
•$92 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to improved mortality and lower other policyholder benefits; and
•$43 million decrease in interest credited on contract holder funds, net of deferrals, primarily due to lower average fixed account balances in 2024, compared to the prior year.

Income Taxes

Income tax expense decreased $375 million to an expense of $24 million for the nine months ended September 30, 2024, from an expense of $399 million for the nine months ended September 30, 2023. The provision for income tax in the current period led to an ETR of 4% for the nine months ended September 30, 2024 compared to the ETR of 14% the nine months ended September 30, 2023. The change in the ETR during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to the relationship of the taxable income to the consolidated pre-tax income. Our ETR differs from the statutory rate of 21% primarily due to the dividends received deduction, utilization of foreign tax credits and valuation allowance. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in our 2023 Annual Report and Note 15 - Income Taxes of the Notes to Condensed Consolidated Financial Statements in this report for more information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$458	$354	$1,342	$1,038
Institutional Products	17	21	77	47
Closed Life and Annuity Blocks	7	6	61	(7)
Corporate and Other	(71)	(26)	(207)	(116)
Pretax Adjusted Operating Earnings	411	355	1,273	962
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	779	784	2,347	2,345
Net (gains) losses on hedging instruments	591	(271)	(3,068)	(4,694)
Market risk benefits gains (losses), net	(1,172)	2,376	2,062	5,120
Net reserve and embedded derivative movements	(493)	45	(1,135)	(338)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(135)	(148)	(410)	(450)
Total guaranteed benefits and net hedging results	(430)	2,786	(204)	1,983
Net realized investment gains (losses)	(45)	(127)	(82)	(235)
Net realized investment gains (losses) on funds withheld assets	(784)	159	(1,199)	(648)
Net investment income on funds withheld assets	269	303	824	862
Other items	(3)	9	13	(32)
Total pre-tax reconciling items	(993)	3,130	(648)	1,930
Pretax income (loss) attributable to Jackson Financial Inc.	(582)	3,485	625	2,892
Income tax expense (benefit)	(113)	712	24	399
Net income (loss) attributable to Jackson Financial Inc.	(469)	2,773	601	2,493
Dividends on preferred stock	11	11	33	24
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(480)	$2,762	$568	$2,469

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$1,128	$1,038	$3,313	$3,015
Premiums	12	6	34	16
Net investment income	196	110	514	317
Other income	8	9	25	28
Total Operating Revenues	1,344	1,163	3,886	3,376

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	26	24	51	21
(Gain) loss from updating future policy benefits cash flow assumptions, net	(12)	(4)	(26)	(6)
Interest credited on other contract holder funds, net of deferrals and amortization	88	90	260	284
Interest expense	6	6	18	18
Operating costs and other expenses, net of deferrals	638	554	1,825	1,605
Amortization of deferred acquisition costs	140	139	416	416
Total Operating Benefits and Expenses	886	809	2,544	2,338

Pretax Adjusted Operating Earnings	$458	$354	$1,342	$1,038

The following table summarizes a roll-forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$247,213	$227,266	$235,465	$209,967
Premiums and deposits	5,310	3,352	13,299	9,703
Surrenders, withdrawals, and benefits	(7,783)	(4,844)	(21,534)	(13,897)
Net flows	(2,473)	(1,492)	(8,235)	(4,194)
Investment performance	11,510	(7,198)	29,794	13,813
Change in value of equity option	440	(102)	964	123
Interest credited	88	89	260	284
Policy charges and other	(750)	(704)	(2,220)	(2,134)
Balance as of end of period, net of ceded reinsurance	256,028	217,859	256,028	217,859
Ceded reinsurance	15,902	19,323	15,902	19,323
Balance as of end of period, gross of reinsurance	$271,930	$237,182	$271,930	$237,182

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $104 million to $458 million for the three months ended September 30, 2024, from $354 million for the three months ended September 30, 2023, primarily due to:

•$90 million increase in fee income primarily due to higher average separate account values compared to the prior year quarter; and
•$88 million increase in spread income primarily due to $86 million higher investment income and $2 million lower interest credited on contract holder funds compared to the prior year quarter. Investment income was driven by higher income on bonds due to higher asset balances earning higher yields in 2024, compared to the prior year quarter, partially offset by higher investment expenses related to repurchase agreements.

These increases were partially offset by:

•$84 million increase in operating costs and other expenses, net of deferrals, primarily due to higher asset-based non-deferrable commissions, due to higher account values during the three months ended September 30, 2024, compared to the prior year quarter, and an increase in incentive compensation expenses during the three months ended September 30, 2024.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $304 million to $1,342 million for the nine months ended September 30, 2024, from $1,038 million for the nine months ended September 30, 2023, primarily due to:

•$298 million increase in fee income primarily due to higher average separate account values compared to the prior year period; and
•$221 million increase in spread income primarily due to $197 million higher investment income driven by higher income on bonds driven by higher asset balances earning higher yields in 2024, compared to the prior year period, partially offset by higher investment expenses related to repurchase agreements, and $24 million lower interest credited on contract holder funds compared to the prior year period.

These increases were partially offset by:

•$220 million increase in operating costs and other expenses, net of deferrals, primarily due to higher asset-based non-deferrable commissions, due to higher account values during 2024, and an increase in incentive compensation expenses during the nine months ended September 30, 2024.

Account Value

Retail annuities account value, net of reinsurance, increased $38.2 billion over the prior year period primarily due to positive variable annuity separate account returns driven by favorable market performance in 2024, as well as positive RILA and fixed annuity net flows over the period.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$101	$109	$332	$297
Total Operating Revenues	101	109	332	297

Operating Benefits and Expenses
Interest credited on other contract holder funds, net of deferrals and amortization	83	87	252	247
Operating costs and other expenses, net of deferrals	1	1	3	3
Total Operating Benefits and Expenses	84	88	255	250

Pretax Adjusted Operating Earnings	$17	$21	$77	$47

The following table summarizes a roll-forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Institutional Products:
Balance as of beginning of period	$7,299	$8,887	$8,406	$9,019
Premiums and deposits	749	112	1,461	1,065
Surrenders, withdrawals, and benefits	(250)	(354)	(2,177)	(1,598)
Net flows	499	(242)	(716)	(533)
Interest credited	83	87	252	247
Policy Charges and other	48	(20)	(13)	(21)
Balance as of end of period	$7,929	$8,712	$7,929	$8,712
Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $4 million to $17 million for the three months ended September 30, 2024, from $21 million for the three months ended September 30, 2023, primarily due to a $4 million decrease in spread income primarily due to $8 million lower investment income, partially offset by $4 million lower interest credited on contract holder funds.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $30 million to $77 million for the nine months ended September 30, 2024, from $47 million for the nine months ended September 30, 2023, primarily due to a $30 million increase in spread income primarily due to $35 million higher investment income, partially offset by $5 million higher interest credited on contract holder funds.

Account Value

Institutional product account value decreased from $8,712 million at September 30, 2023, to $7,929 million at September 30, 2024. The decrease in account value was driven by continued maturities of the existing contracts and funding agreements.

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$111	$112	$335	$345
Premiums	22	30	80	102
Net investment income	155	161	486	489
Other income	7	8	21	18
Total Operating Revenues	295	311	922	954

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	131	150	419	467
(Gain) loss from updating future policy benefits cash flow assumptions, net	11	4	17	31
Interest credited on other contract holder funds, net of deferrals and amortization	104	107	309	333
Operating costs and other expenses, net of deferrals	40	41	110	122
Amortization of deferred acquisition costs	2	3	6	8
Total Operating Benefits and Expenses	288	305	861	961

Pretax Adjusted Operating Earnings	$7	$6	$61	$(7)

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $1 million to $7 million for the three months ended September 30, 2024, from $6 million for the three months ended September 30, 2023, primarily due to a $12 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to lower other policyholder benefits, partially offset by an $8 million decrease in premiums.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $68 million to $61 million for the nine months ended September 30, 2024, from $(7) million for the nine months ended September 30, 2023, primarily due to:

•$62 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to improved mortality and lower other policyholder benefits; and
•$24 million decrease in interest credited on contract holder funds related to persistency bonuses in 2023.

These increases were partially offset by:

•$22 million decrease in premiums as the closed block of life business continues to run off.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$12	$11	$36	$37
Net investment income	—	14	3	39
Other income	(1)	1	(21)	6
Total Operating Revenues	11	26	18	82

Operating Benefits and Expenses
Interest expense	19	22	58	66
Operating costs and other expenses, net of deferrals	63	30	167	132
Total Operating Benefits and Expenses	82	52	225	198

Pretax Adjusted Operating Earnings	$(71)	$(26)	$(207)	$(116)

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $45 million to $(71) million for the three months ended September 30, 2024, from $(26) million for the three months ended September 30, 2023, primarily driven by a $33 million increase in operating costs and other expenses, net of deferrals, due to increased deferred and incentive compensation expenses during the three months ended September 30, 2024 and a $14 million decrease in net investment income.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $91 million to $(207) million for the nine months ended September 30, 2024, from $(116) million for the nine months ended September 30, 2023, primarily driven by to a $36 million decrease in net investment income, a $35 million increase in operating costs and other expenses, net of deferrals, due to increased deferred and incentive compensation expenses, and a $27 million decrease in other income primarily due to a one-time reinsurance related adjustment.

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

The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate. See Note 8 - Reinsurance of the Notes to Condensed Consolidated Financial Statements for further details. We may also use other third-party investment managers for certain niche asset classes. As of September 30, 2024, Apollo managed $14.7 billion of cash and investments and other third-party investment managers managed approximately $242 million of investments.

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

Item 2 | Management’s Discussion and Analysis | Investments
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

Portfolio Composition

The following table summarizes the carrying values of our investments:

	September 30, 2024			December 31, 2023
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$31,945	$10,344	$42,289	$28,896	$11,526	$40,422
Debt Securities, at fair value under fair value option	2,782	155	2,937	2,037	116	2,153
Debt securities, trading, at fair value	73	—	73	68	—	68
Equity securities, at fair value	65	148	213	243	151	394
Mortgage loans, net of allowance for credit losses	6,906	2,658	9,564	7,015	3,067	10,082
Mortgage loans, at fair value under fair value option	—	432	432	—	481	481
Policy loans	905	3,548	4,453	928	3,471	4,399
Freestanding derivative instruments	290	5	295	375	15	390
Other invested assets	1,995	752	2,747	1,757	709	2,466
Total investments	$44,961	$18,042	$63,003	$41,319	$19,536	$60,855

Available-for-sale debt securities increased to $42,289 million at September 30, 2024, from $40,422 million at December 31, 2023. The amortized cost of available-for-sale debt securities increased to $45,536 million as of September 30, 2024, from $44,843 million as of December 31, 2023. Further, net unrealized losses, after adjusting for allowance for credit loss, were $3,203 million as of September 30, 2024, compared to $4,401 million as of December 31, 2023.

Other Invested Assets

Other invested assets increased to $2,747 million at September 30, 2024 from $2,466 million at December 31, 2023.

Item 2 | Management’s Discussion and Analysis | Investments
Debt Securities

At September 30, 2024 and December 31, 2023, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

September 30, 2024	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,231	$—	$5	$787	$3,449
Other government securities	1,530	—	2	192	1,340
Corporate securities
Utilities	5,743	16	79	393	5,413
Energy	3,202	—	43	212	3,033
Banking	2,599	—	53	100	2,552
Healthcare	3,447	—	42	287	3,202
Finance/Insurance	4,856	8	77	315	4,610
Technology/Telecom	2,227	1	17	164	2,079
Consumer goods	2,401	—	31	244	2,188
Industrial	1,786	—	26	84	1,728
Capital goods	1,911	—	27	107	1,831
Real estate	1,649	—	19	104	1,564
Media	1,052	—	9	100	961
Transportation	1,419	—	14	132	1,301
Retail	1,276	—	12	110	1,178
Other (1)	2,577	—	35	79	2,533
Total Corporate Securities	36,145	25	484	2,431	34,173
Residential mortgage-backed	392	4	13	68	333
Commercial mortgage-backed	1,691	—	4	87	1,608
Other asset-backed securities	4,557	15	25	171	4,396
Total Debt Securities	$48,546	$44	$533	$3,736	$45,299

(1) No single remaining industry exceeds 3% of the portfolio.

Item 2 | Management’s Discussion and Analysis | Investments

December 31, 2023	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,154	$—	$3	$845	$4,312
Other government securities	1,622	—	1	221	1,402
Corporate securities
Utilities	5,598	—	42	513	5,127
Energy	2,946	—	24	272	2,698
Banking	2,204	1	23	148	2,078
Healthcare	2,985	—	20	338	2,667
Finance/Insurance	4,392	13	31	429	3,981
Technology/Telecom	2,058	1	10	191	1,876
Consumer goods	2,395	—	21	285	2,131
Industrial	1,609	—	14	112	1,511
Capital goods	1,838	—	14	127	1,725
Real estate	1,572	—	6	153	1,425
Media	1,082	—	4	109	977
Transportation	1,381	—	7	157	1,231
Retail	1,197	—	6	132	1,071
Other (1)	2,211	—	14	119	2,106
Total Corporate Securities	33,468	15	236	3,085	30,604
Residential mortgage-backed	422	6	12	53	375
Commercial mortgage-backed	1,569	—	1	147	1,423
Other asset-backed securities	4,830	—	6	309	4,527
Total Debt Securities	$47,065	$21	$259	$4,660	$42,643

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

	September 30,	December 31,
	2024	2023
	(in millions)
Common Stock	$17	$17
Preferred Stock	172	175
Mutual Funds	24	202
Total	$213	$394

Mortgage Loans

At September 30, 2024, commercial mortgage loans were collateralized by properties located in 36 states, the District of Columbia, and Europe. Residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

Item 2 | Management’s Discussion and Analysis | Investments
The table below presents the carrying value, net of allowance of credit loss, of our mortgage loans by property type:

	September 30,	December 31,
	2024	2023
	(in millions)
Commercial:
Apartment	$2,515	$2,841
Hotel	821	767
Office	1,302	1,379
Retail	1,830	1,864
Warehouse	2,053	2,016
Other	593	695
Total Commercial (1)	$9,114	$9,562
Residential (2)	882	1,001
Total	$9,996	$10,563

(1)    Net of an allowance for credit losses of $143 million and $160 million at September 30, 2024 and December 31, 2023, respectively.
(2)    Net of an allowance for credit losses of $5 million and $5 million at September 30, 2024 and December 31, 2023, respectively.

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	September 30,	December 31,
	2024	2023
	(in millions)
United States:
East North Central	$960	$1,024
East South Central	512	502
Middle Atlantic	1,399	1,481
Mountain	478	531
New England	274	287
Pacific	2,248	2,500
South Atlantic	2,119	2,147
West North Central	578	593
West South Central	1,062	992
Total United States	9,630	10,057
Foreign	366	506
Total	$9,996	$10,563

Item 2 | Management’s Discussion and Analysis | Investments
The following table provides information about the credit quality of our mortgage loans:

	September 30,	December 31,
	2024	2023
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$7,607	$8,604
70% - 80%	1,054	711
80% - 100%	362	196
Greater than 100%	91	51
Total	9,114	9,562

Residential mortgage loans
Performing	777	911
Nonperforming (1)	105	90
Total	882	1,001

Total mortgage loans	$9,996	$10,563

(1) As of September 30, 2024 and December 31, 2023, includes $18 million and $22 million of loans purchased when the loans were greater than 90 days delinquent and $3 million and $5 million of loans in process of foreclosure, respectively, and are supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	September 30,
	2024	2023
	(in millions)
Balance at beginning of year	$165	$95
Charge offs, net of recoveries	(3)	—
Provision (release) (1)	(14)	105
Balance at end of period	$148	$200

(1) At September 30, 2023, the $105 million allowance for credit losses are primarily from two mezzanine loans experiencing stress around payoff, or refinance, of the loans for which the Company continues to assess options with the lending group and borrowers.

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment. Accrued interest amounting to $1 million and $2 million were written off as of September 30, 2024 and 2023, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The following table provides information about our impaired residential mortgage loans (in millions):

	September 30, 2024	December 31, 2023
Recorded investment	$32	$24
Unpaid principal balance	36	27
Related loan allowance	2	1
Average recorded investment	29	19
Investment income recognized	—	1

Item 2 | Management’s Discussion and Analysis | Investments
Derivative Instruments

Note 5 – Derivative Instruments of the Notes to Condensed Consolidated Financial Statements presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments as of September 30, 2024 and December 31, 2023.

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

Our policy and contract liabilities includes separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of September 30, 2024, 90% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 7% were in our Closed Life and Annuity Blocks segment.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities
The tables below represent a breakdown of our policy and contract liabilities:

September 30, 2024	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$234,736	$—	$7,509	$(3,300)	$238,945
RILA (1)	—	—	10,250	11	10,261
Fixed Annuities	—	—	9,593	1	9,594
Fixed Index Annuities (2)	—	—	8,990	50	9,040
Payout Annuities	—	1,143	852	—	1,995
Other Annuities	216	—	—	—	216
Total Retail Annuities	234,952	1,143	37,194	(3,238)	270,051
Total Institutional Products	—	—	7,929	—	7,929
Total Closed Life and Annuity Blocks	85	9,007	12,047	7	21,146
Total Policy and Contract Liabilities	235,037	10,150	57,170	(3,231)	299,126
Claims payable and other	—	1,393	164	—	1,557
Total	$235,037	$11,543	$57,334	$(3,231)	$300,683

December 31, 2023	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$219,381	$—	$8,396	$(2,000)	$225,777
RILA (1)	—	—	5,219	3	5,222
Fixed Annuities	—	—	9,736	1	9,737
Fixed Index Annuities (2)	—	—	10,243	37	10,280
Payout Annuities	—	1,090	860	—	1,950
Other Annuities	198	—	—	—	198
Total Retail Annuities	219,579	1,090	34,454	(1,959)	253,164
Total Institutional Products	—	—	8,406	—	8,406
Total Closed Life and Annuity Blocks	77	9,362	12,291	7	21,737
Total Policy and Contract Liabilities	219,656	10,452	55,151	(1,952)	283,307
Claims payable and other	—	1,446	168	—	1,614
Total	$219,656	$11,898	$55,319	$(1,952)	$284,921

(1) Includes the embedded derivative liabilities in other contract holder funds related to RILA of $2,799 million and $1,224 million at September 30, 2024 and December 31, 2023, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity in other contract holder funds of $825 million and $866 million at September 30, 2024 and December 31, 2023, respectively.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities
As of September 30, 2024:

•$235 billion or 79% of our policy and contract liabilities were backed by separate account assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets.
•$48 billion of our policy and contract liabilities were backed by our investment portfolio.
•$16.1 billion of our policy and contract liabilities were reinsured by Athene and backed by funds withheld assets.

As of September 30, 2024, 94% of fixed annuity, fixed-indexed annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed index annuities and fixed annuities.

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

The discussion below describes our liquidity and capital resources for the nine months ended September 30, 2024 and 2023.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$4,268	$3,676
Net cash provided by (used in) investing activities	(4,321)	(685)
Net cash provided by (used in) financing activities	423	(4,527)
Net increase (decrease) in cash, cash equivalents, and restricted cash	370	(1,536)
Cash, cash equivalents, and restricted cash at beginning of period	2,691	4,301
Total cash, cash equivalents, and restricted cash at end of period	$3,061	$2,765

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

Cash flows provided by (used in) operating activities increased $592 million to $4,268 million for the nine months ended September 30, 2024, from $3,676 million for the nine months ended September 30, 2023. This was primarily due to the timing of settlements of receivables and payables.

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

Cash flows provided by (used in) investing activities decreased $3,636 million to $(4,321) million during the nine months ended September 30, 2024, from $(685) million during the nine months ended September 30, 2023. This decrease was primarily driven by increased purchases of debt securities, primarily driven by increased RILA and fixed annuity issuances in 2024, partially offset by lower outflows related to our hedging program for derivative settlements and collateral.

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

Cash flows provided by (used in) financing activities increased $4,950 million to $423 million during the nine months ended September 30, 2024, from $(4,527) million during the nine months ended September 30, 2023. This increase was primarily due to higher deposits from increased RILA and fixed sales in 2024 in addition to higher proceeds from repurchase agreements in 2024, partially offset by the proceeds we received in the prior year period from the issuance of our preferred stock.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, and statutory reserve items) and model-based components. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk, and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of September 30, 2024, our insurance companies were well in excess of the minimum required capital levels.

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

Any declaration of cash dividends or stock repurchases is at the discretion of JFI’s Board of Directors and will depend on our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, preferred stock and other contractual restrictions with respect to paying cash dividends or repurchasing stock, restrictions imposed by Delaware law, general business conditions and any other factors that JFI’s Board of Directors deems relevant in making any such determination. Therefore, there can be no assurance that we will pay any cash dividends to holders of our stock or approve any further increase in the existing, or any new, common stock repurchase program, or no assurance as to the amount of any such cash dividends or stock repurchases.

Under Delaware law, dividends may be paid, or stock may be repurchased out of “surplus,” or out of the current or the immediately preceding year's earnings. Surplus is defined as the fair market value of net assets minus stated capital. JFI is a holding company and has no direct operations. All of our business operations are conducted through our subsidiaries. Any dividends we pay, or stock repurchases we make will depend upon the funds legally available for distribution, including dividends or distributions from our subsidiaries to us. The states in which our insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to their parent companies. See “Distributions from our Insurance Company Subsidiaries” below for a discussion of those restrictions. Such restrictions, or any future restrictions adopted by the states in which our insurance subsidiaries are domiciled, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable by our subsidiaries without affirmative approval of state regulatory authorities. See “Risk Factors—Risks relating to Financing and Liquidity - As a holding company, Jackson Financial depends on the ability of its subsidiaries to pay dividends and make other distributions to meet its obligations and liquidity needs, including servicing debt, dividend payments and stock repurchases” in our 2023 Annual Report.

On March 13, 2023, the Company issued and sold depositary shares representing interests in our Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. After underwriting discounts and expenses, we received net proceeds of approximately $533 million. See Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements for more information, including restrictions on common stock dividends and repurchases if a quarterly dividend on preferred stock is not declared and paid.

During the third quarter of 2024, we paid a cash dividend of $0.50 per depositary share and $0.70 per share on JFI's preferred and common stock totaling $11 million and $54 million, respectively. On November 1, 2024, our Board of Directors approved a cash dividend for the fourth quarter on JFI's common stock, $0.70 per share, payable on December 19, 2024, to common shareholders of record on December 5, 2024. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on December 30, 2024, to preferred shareholders of record at the close of business on December 5, 2024.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources

On August 1, 2024, our Board of Directors authorized an increase of $750 million in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program.

We repurchased a total of 1,352,821 shares and 4,804,666 shares of common stock for an aggregate purchase price of $113 million and $319 million in the three and nine months ended September 30, 2024, respectively, which were funded with cash on hand.

See Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements in this report for further information on dividends to shareholders and share repurchases.

At a holding company level, Jackson Financial has recorded a decrease of $94 million for the three months ended September 30, 2024 resulting in an estimated liability and deferred tax balance of nil for provision of the Federal corporate alternative minimum tax (“CAMT”), based on the Company's interpretation of available guidance, as of September 30, 2024. At the JFI Consolidated level, an estimated $7 million was recorded with an offsetting deferred tax asset of $7 million of credit carryover which will reduce future tax liabilities.

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

For 2024, ordinary dividend capacity for Jackson and Brooke Life is based on the greater of 10% of 2023 reported statutory capital and surplus or statutory net gain from operations. This capacity is then reduced by cumulative dividends and other capital distributions in the preceding 12 months, subject to the availability of earned surplus. As a result of cumulative dividends and other capital distributions occurring in the preceding 12 months as of September 30, 2024, including the January 2024 distributions to establish Brooke Re, future dividends from both Jackson and Brooke Life are expected to be classified as extraordinary. There is a process within the Michigan Insurance Code to request extraordinary dividends that the companies have utilized previously. Brooke Life, as the sole owner of Jackson and Brooke Re, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer’s actual ability to pay such distributions, which may be constrained by business and other considerations, such as imposition of withholding tax, the impact of such distributions on surplus, which could affect the insurer’s credit and financial strength ratings or competitive position, the ability to generate new annuity sales and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our insurance subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for the insurance subsidiaries’ financial needs. Along with solvency regulations, another primary consideration in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies, including A.M. Best, S&P, Moody’s and Fitch. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for insurance company subsidiaries. We believe our insurance company subsidiaries have sufficient statutory capital and surplus to maintain their desired financial strength ratings.

In connection with the formation of Brooke Re, Jackson remitted a $1,920 million return of capital to its parent company, Brooke Life, in the first quarter of 2024. Brooke Life subsequently made a $1,870 million capital contribution to its subsidiary, Brooke Re.

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

On September 12, 2024, Jackson paid a $300 million extraordinary dividend to its parent company, Brooke Life. Brooke Life subsequently remitted a $255 million return of capital to its ultimate parent, Jackson Financial. In addition, for the three months ended September 30, 2024, Brooke Life paid $45 million of interest associated with the $2 billion surplus note between Brooke Life and Jackson Finance.

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

Liquidity requirements are principally for purchases of new investments, management of derivative-related margin requirements, repayment of principal and interest on debt, payments of interest on surplus notes, funding of insurance product liabilities including payments for policy benefits, surrenders, maturities and new policy loans, funding of expenses including payment of commissions, operating expenses and taxes. As of September 30, 2024, Jackson’s outstanding surplus notes and bank debt included $52 million of bank loans from the Federal Home Loan Bank of Indianapolis ("FHLBI"), collateralized by mortgage-related securities and mortgage loans and $250 million of surplus notes maturing in 2027.

Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are managed in accordance with our hedging and risk management program. Our cash flows associated with collateral received from counterparties and posted with counterparties fluctuates with changes in the market value of the underlying derivative contract and/or the market value of the collateral. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Collateral posting requirements can result in material liquidity needs for our insurance subsidiaries. As of September 30, 2024, we were in a net collateral payable position of $124 million, which is down from $780 million as of December 31, 2023.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of September 30, 2024, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. Further, approximately half of Jackson’s general account reserves are not surrenderable, included surrender charges greater than 5%, or included market value adjustments to discourage early withdrawal of policy and contract funds as of September 30, 2024.

The liquidity sources for our insurance company subsidiaries include their cash, short-term investments, sales of publicly-traded bonds, insurance premiums, fees charged on their products, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of a short-term borrowing facility with the FHLBI.

Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of September 30, 2024, the portfolio of cash, short-term investments and privately and publicly traded securities and equities that are unencumbered and unrestricted to sale, amounted to $26.3 billion.

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

Revolving Credit and Short-Term Borrowing Facilities

On February 24, 2023, the Company entered into a revolving credit facility (the "2023 Revolving Credit Facility") with a syndicate of banks and Bank of America, N.A., as Administrative Agent. The 2023 Revolving Credit Facility replaced an existing revolving credit facility that was due to expire in February 2024. The 2023 Revolving Credit Facility provides for borrowings for working capital and other general corporate purposes under aggregate commitments of $1.0 billion, with a sub-limit of $500 million available for letters of credit. The 2023 Revolving Credit Facility further provides for the ability to request, subject to customary terms and conditions, an increase in commitments thereunder by up to an additional $500 million. Commitments under the 2023 Revolving Credit Facility terminate on February 24, 2028. Interest on borrowings may be based on a “Base Rate” (as defined in the 2023 Revolving Credit Facility) plus an adder ranging from 0.125% to 0.875%, or a “Term SOFR Rate” (as defined in the 2023 Revolving Credit Facility) plus an adder ranging from 1.125% to 1.875%. The applicable adder is based upon the ratings assigned to the Company’s senior, unsecured, non-credit enhanced debt. See Note 13 – Long-Term Debt of Notes to Condensed Consolidated Financial Statements for information regarding Financial maintenance covenants contained in the credit agreement. We were in compliance with these covenants at September 30, 2024.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5 million and $15 million for the three and nine months ended September 30, 2024, respectively and interest expense on the notes was $6 million and $18 million for the three and nine months ended September 30, 2023, respectively.

Under Michigan insurance law, for statutory reporting purposes, the surplus notes are not part of the legal liabilities of Jackson and are considered surplus funds. Payments of interest or principal may only be made with the prior approval of the Michigan Director of Insurance and only out of surplus earnings that the Director determines to be available for such payments under Michigan insurance law.

Federal Home Loan Bank

Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of September 30, 2024 and December 31, 2023, Jackson held a bank loan with an outstanding balance of $52 million and $57 million, respectively.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources

As of November 1, 2024, the financial strength ratings of our principal insurance subsidiaries were as follows:

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

The below critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in our 2023 Annual Report:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
July 1, 2024 - July 31, 2024
Share repurchase program	459,441	$84.90	459,441	$56
Employee transactions (2)	—	N/A	N/A	N/A

August 1, 2024 - August 31, 2024
Share repurchase program	628,871	82.36	628,871	754
Employee transactions (2)	18	72.57	N/A	N/A

September 1, 2024 - September 30, 2024
Share repurchase program	264,509	83.19	264,509	732
Employee transactions (2)	1,969	80.67	N/A	N/A

Totals
Share repurchase program	1,352,821		1,352,821
Employee transactions (2)	1,987		N/A
	1,354,808		1,352,821

(1) On August 1, 2024, our Board of Directors authorized an increase of $750 million in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of November 1, 2024, the Company had remaining authorization to purchase $684 million of its common shares. For more information on common stock repurchases, see Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.
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

Item 5. Other Information.

During the three months ended September 30, 2024, the following trading arrangements were adopted or terminated by directors and officers of Jackson Financial. Any such contract, instruction or written plan for the purchase or sale of Jackson Financial’s securities was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) as defined under the securities laws.

NAME AND TITLE OF DIRECTOR OR OFFICER	DATE OF TERMINATION OF TRADING ARRANGEMENT (1)	DURATION OF TRADING ARRANGEMENT (1)	# OF AGGREGATE SHARES TO BE SOLD PURSUANT TO THE TRADING ARRANGEMENT
Scott Romine, President and CEO of Jackson National Life Distributors LLC, and Executive Vice President of Jackson	August 13, 2024	June 18, 2024 - September 30, 2024	22,000 shares of common stock

(1) Mr. Romine’s Rule 10b5-1 trading plan (the “Plan”) was scheduled to expire upon the earlier of September 30, 2024, or the sale of all shares subject to the Plan.

Item 6. Exhibits.

The following documents are filed as exhibits hereto:

Number	Description
10.1*†	Form of 2024 Notice of Award of Restricted Share Units and 2024 Restricted Share Unit Agreement (Mid-Cycle) between Jackson Financial Inc. and each of Craig Anderson and Don Cummings.
10.2*†	Form of 2024 Notice of Award of Performance Share Units and 2024 Performance Share Unit Agreement (Mid-Cycle) between Jackson Financial Inc. and each of Craig Anderson and Don Cummings.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: November 6, 2024	By:	/s/ Don W. Cummings
Don W. Cummings
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)