Form 10-K
period 2024-12-31
Jackson Financial Inc.
filed 2025-02-26
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter) was approximately $4.2 billion.
As of February 18, 2025, there were 72,646,287 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on May 22, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (Form 10-K) where indicated. The registrant's definitive 2025 proxy statement is expected to be filed on or about April 8, 2025.

Principal Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI" or "Jackson Financial")
Jackson	Jackson National Life Insurance Company, our primary operating subsidiary
Brooke Life	Brooke Life Insurance Company, our subsidiary and the direct parent company of Jackson and Brooke Re.
Brooke Re	Brooke Life Reinsurance Company, a direct subsidiary of Brooke Life, and a Michigan-based captive reinsurer.
Jackson Finance	Jackson Finance, LLC, our subsidiary
PPMH	PPM Holdings, Inc., our subsidiary
PPM	PPM America, Inc., a subsidiary of PPMH
ACL	Allowance for credit loss
Account value ("AV") or account balance	The amount of money in a customer’s account. For example, the account value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Athene	Athene Life Re Ltd. and its affiliates, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
Athene Reinsurance Transaction	The funds withheld coinsurance agreement with Athene, entered on June 18, 2020, and effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions.
AUM ("Assets under management")	Investment assets that are managed by our subsidiaries and includes: (i) assets managed by PPM, including our investment portfolio (but excluding assets held in funds withheld accounts for reinsurance transactions), (ii) third-party assets (including those owned by our former parent and its affiliates), and (iii) the separate account assets of our retail annuities managed and administered by JNAM.
Benefit base	A notional amount (not actual cash value) used to calculate guaranteed benefits within an owner's annuity contract and fees due in respect of those guaranteed benefits. The death benefit and living benefit within the same contract may have different benefit bases.
CMBS	Commercial mortgage-backed securities
DAC ("Deferred acquisition costs")	Represent the incremental costs related directly to the successful acquisition of new, and certain renewal, insurance policies and annuity contracts. The recognition of these costs has been deferred, and the deferred amounts are shown on the balance sheet as an asset, which is amortized over the estimated lives of those policies and contracts.
Deferred tax asset or Deferred tax liability	Asset or liability that is recorded for the difference between financial reporting, or book basis, and tax basis of an asset or a liability.
Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, after which rates may reset.
Fixed Index Annuity	An annuity with an ability to share in the upside from certain financial markets, such as equity indices, and provides downside protection
General account assets	The assets held in the general accounts of our insurance companies
GIC	Guaranteed investment contract
Guarantee Fees	Fees charged on our annuity contracts for optional benefit guarantees
GMAB ("Guaranteed minimum accumulation benefit")	An add-on benefit (enhanced benefits available for an additional cost) that entitles an owner to a minimum payment, typically in a lump-sum, after a set period of time, referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.

GMDB ("Guaranteed minimum death benefit")	An add-on benefit (enhanced benefits available for an additional cost) that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner.
GMIB ("Guaranteed minimum income benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value.
GMWB ("Guaranteed minimum withdrawal benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value.
GMWB for Life ("Guaranteed minimum withdrawal benefit for life")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year for the duration of the policyholder’s life, regardless of account performance.
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
Net flows	Net flows represent the net change in customer account balances during a period, after reflecting gross premium inflows and surrender, withdrawal and benefit payment outflows. Net flows do not include investment performance, interest credited to customer accounts and policy charges.
RBC ("Risk-based capital")	Statutory minimum level of capital that is required by regulators for an insurer to support its operations
RBC ratio	The ratio of statutory total adjusted capital to company action level required capital. A formal calculation is made annually during the fourth quarter of each year. In other periods, the ratio is estimated.
RILA	A registered index-linked annuity, which offers market index-linked investment options, subject to a cap, and a variety of guarantees designed to modify or limit losses.
RMBS	Residential mortgage-backed securities
Variable annuity	An annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments.
VIE	Variable interest entity

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

The information in this Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this Form 10-K not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “predict,” “remain,” “future,” “confident,” and “commit” or similar expressions. In particular, statements regarding plans, strategies, prospects, targets and expectations regarding the business and industry are forward-looking statements. They reflect expectations, are not guarantees of performance and speak only as of the dates the statements are made. We caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. Factors that could cause actual results to differ materially from those in the forward-looking statements include those reflected in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K as filed with the U.S. Securities and Exchange Commission (the "SEC") on February 26, 2025, and elsewhere in Jackson Financial Inc.’s reports filed with the SEC. Except as required by law, Jackson Financial Inc. does not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.

We routinely use our investor relations website, at investors.jackson.com, as a primary channel for disclosing key information to our investors. We may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts. We and certain of our senior executives may also use social media channels to communicate with our investors and the public about our Company and other matters, and those communications could be deemed to be material information. The information contained on, or that may be accessed through, our website, our social media channels, or our executives' social media channels, is not incorporated by reference into and is not part of this Form 10-K.

Part I

Item 1. Business

Overview

Jackson Financial Inc. (“Jackson Financial” or “JFI”) is a financial services company focused on helping Americans grow and protect their retirement savings and income to enable them to pursue financial freedom for life in the United States (“U.S.”). We believe we are well-positioned in our markets because of our differentiated products and our well-known brand among distributors and advisors. Our market position is supported by our efficient and scalable operating platform and industry-leading distribution network. We are confident these core strengths will enable us to grow as an aging U.S. population transitions into retirement. We refer to Jackson Financial and its subsidiaries collectively as the “Company,” “we,” “our” or “us.”

Jackson Financial, a Delaware corporation, was previously a majority-owned subsidiary of Prudential plc (“Prudential”), London, England, and was the holding company for Prudential’s U.S. operations. The Company's demerger from Prudential was completed on September 13, 2021. See Item 8. Financial Statements and Supplementary Data, Note 1. Business and Basis of Presentation for further discussion.

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

We offer a diverse suite of annuities to retail investors in the U.S. Our variable annuities have been among the best-selling products of their kind in the U.S. principally due to the differentiated features we offer as compared to our competitors, in particular the wider range of investment options and greater freedom to invest across multiple investment options. We also offer registered index-linked annuity ("RILA"), fixed index, fixed, and payout annuities.

We sell our annuity products through an industry-leading distribution network that includes independent broker-dealers, wirehouses, regional broker-dealers, banks, independent registered investment advisors, third-party platforms and insurance agents. We were the eighth largest retail annuity company in the U.S. for the nine months ended September 30, 2024, and the ninth largest for the year ended December 31, 2023, as measured by sales, according to the latest available report from Life Insurance Marketing and Research Association ("LIMRA"), a worldwide insurance and related financial services trade association. Our total retail annuity sales for the years ended December 31, 2024 and 2023 were $17.8 billion and $12.8 billion, respectively.

Our operating platform is scalable and efficient. We administer approximately 79% of our in-force policies on our in-house policy administration platform. The remainder of our business is administered through established third-party arrangements. We believe our operating platform provides us with a competitive advantage by allowing us to grow efficiently and provide superior customer service while maintaining a combined statutory operating expense-to-asset ratio of 29 basis points at our principal insurance company subsidiaries for the year ended December 31, 2024, which we believe is among the lowest in the life and annuity industry.

Product design and pricing are key aspects of our risk management approach, as is our hedging program. We intend to continue using our diverse product offerings, distribution capabilities, and operating platform to pursue growth opportunities.

Part I | Item 1. Business | Overview
These core strengths enable us to produce an attractive financial profile, reflected by our record of generating profitable growth and earning attractive returns. In addition, we have shown a commitment to long-term capital return to common shareholders through our share repurchase program and common shareholder dividends. The table below presents selected financial and operating measures:

	Years Ended December 31,
	2024	2023
	(in millions, except percentages)
Total Sales	$19,849	$13,898
Assets Under Management ("AUM")	324,718	315,838
Net income (loss) attributable to Jackson Financial Inc. common shareholders	902	899
Adjusted Operating Earnings (1)	1,443	1,073
Capital Returned to Common Shareholders	631	464
Return on Equity ("ROE") Attributable to Common Shareholders	9.4%	10.3%
Adjusted Operating ROE Attributable to Common Shareholders on average adjusted book value (1)	12.9%	10.6%
Jackson statutory risk-based capital ratio(2)	572%	624%

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

Our Product Offerings by Segment

We manage our business through three reportable segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report certain activities and items that are not included in these reportable segments in Corporate and Other, including the results of our subsidiary, PPM Holdings, Inc. ("PPMH"), and its subsidiary PPM America Inc. ("PPM").

Retail Annuities

We are one of the leading annuity providers in the U.S. retirement market. Our Retail Annuities segment includes our variable, registered index-linked, fixed index, fixed, and payout annuities as well as our lifetime income solutions offering in the defined contribution market.
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

Part I | Item 1. Business | Our Product Offerings by Segment
Our annuity sales for the years ended December 31, 2024 and 2023, and the account value as of December 31, 2024 and 2023, were as follows (in millions):

	2024			2023
	Sales	Account Value		Sales	Account Value
Variable annuities	$10,561	$236,057		$9,540	$227,777
RILA	5,674	11,685		2,890	5,219
Fixed index annuities	181	816	(1)	210	622	(1)
Fixed annuities	1,433	2,515	(1)	193	1,218	(1)

(1) Net of reinsurance

Variable Annuities

Our variable annuities offer our customers full participation in market returns through a broad selection of funds in a variety of investments, including equities and fixed income. Optional benefits offer customers guaranteed minimum protection based on their eligible contributions, adjusted for withdrawals, and are designed to protect against market volatility and investment performance risk. The principal features of our variable annuity optional guaranteed benefits are:

Features of our Optional Guaranteed Benefits	Referred To As	Acronym
Guaranteed minimum payments for the customer’s lifetime based on a fixed annual percentage of the benefit base	Guaranteed Minimum Withdrawal Benefits for Life	GMWB for Life
Guaranteed minimum payments based on a fixed annual percentage of the benefit base, for at least the amount of the customer’s total eligible contributions	Guaranteed Minimum Withdrawal Benefits	GMWB
Death benefits that guarantee the annuity beneficiary will receive the higher of the current account value or the benefit base, which can be increased through roll-up and step-up features	Enhanced Guaranteed Minimum Death Benefits	Enhanced GMDB
Guaranteed minimum account value after a set period of time.	Guaranteed Minimum Accumulation Benefits	GMAB (1)
(1) At December 31, 2024, GMAB represented a de minimis portion of account value.

As of December 31, 2024 and 2023, the percentage of our total variable annuity account value represented by those optional guaranteed benefits was as follows:

	2024	2023
GMWB for Life	73%	73%
GMWB	3%	3%
Enhanced GMDB	11%	11%

The investment freedom and optional guaranteed benefits valued by our customers and distribution partners have remained generally consistent over our history. As a result, we have strong brand recognition with distributors and advisors, as demonstrated by the +42 Net Promoter Score (“NPS”) for our variable annuities, compared to an industry average NPS of +33, based on advisor surveys conducted by Market Metrics in 2024.

In addition, the results of our subsidiary, Jackson National Asset Management LLC ("JNAM") are included within our Retail Annuities segment. The separate account assets associated with our variable annuities are managed by JNAM, a wholly-owned registered investment advisor that provides investment advisory, fund accounting and administration services to the funds offered within our variable annuities. JNAM selects, monitors and actively manages the investment advisors that manage the funds we offer within our variable annuities. JNAM also directly manages asset allocation for funds of funds offered within our variable annuities. As of December 31, 2024, JNAM managed $250.3 billion of assets.

Part I | Item 1. Business | Our Product Offerings by Segment
Jackson National Life is part of the AllianceBernstein L.P. platform of insurers that provide guaranteed income in its Lifetime Income Strategy retirement solution for defined contribution plans. Lifetime Income Strategy is offered to serve as a qualified default investment alternative. Similar to the GMWB options offered on our variable annuities, Lifetime Income Strategy is designed with a flexible guaranteed income option to offer plan participants control of their account, full access to their money and guaranteed income in retirement. For the years ended December 31, 2024 and 2023, we had defined contribution products sales of $189 million and $176 million through the platform, respectively.

RILA

The RILA market has been the fastest growing category in the annuity market over the last five years, growing at a compound annual growth rate of 30% from 2020 through 2024. In 2021, we successfully launched Jackson Market Link ProSM and Jackson Market Link Pro AdvisorySM, our commission and advisory-based suite of RILAs. In the second quarter of 2023, we enhanced our RILA suite of products with the launch of Jackson Market Link ProSM II and Jackson Market Link Pro AdvisorySM II. Our RILA suite offers our customers access to market returns through market index-linked investment options, subject to a cap, and offers a variety of guarantees designed to modify or limit losses. Specifically, our RILA offers a number of options for a customizable product, including several combinations of crediting strategies, index options, term lengths, and levels of downside protection in the form of "floors" or "buffers". Downside protection beyond a specified percentage loss is provided through a “floor,” which establishes the maximum percentage loss in the selected market index-linked investment option that a customer will experience in a down market. Any loss in excess of the floor is insured and borne by us. Partial downside protection is provided through a “buffer,” which establishes an initial range of loss in the market index-linked investment option selected (e.g., the first 20% of loss) that we will insure and bear. Any loss that exceeds the buffer will result in a loss of account value and be experienced by the customer. Our RILA generally includes a guaranteed minimum payment to beneficiaries upon death as well as an optional guaranteed minimum payments for life benefit. We believe the RILA market presents us with a compelling growth opportunity in our traditional channels with the potential to earn attractive risk-adjusted returns.

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

Institutional Products

Our Institutional Products segment consists of traditional guaranteed investment contracts, funding agreements (including agreements issued in conjunction with our participation in the U.S. Federal Home Loan Bank ("FHLB") program) and medium-term funding agreement-backed notes. Our institutional products provide us with an additional source of investment spread-based income, and generally guarantee our customers the payment of principal and interest at a fixed or floating rate over a term of two to ten years. This investment spread-based income is the difference between the rate of return we earn on the deposit and the interest payable to the customers that purchase these products. We typically issue institutional products on an opportunistic basis depending on both the risk-adjusted return on investment opportunities available and the prevailing cost of funding required by customers that purchase our institutional products. For the year ended December 31, 2024, we had institutional product sales of $2.0 billion. As of December 31, 2024, we had institutional product account value of $8.4 billion.

Part I | Item 1. Business | Our Product Offerings by Segment
Closed Life and Annuity Blocks

Our Closed Life and Annuity Blocks segment is primarily composed of blocks of business that have been acquired since 2004. The segment includes various protection products, primarily whole life, universal life, variable universal life, and term life insurance products, as well as fixed, fixed index, and payout annuities.

We historically offered traditional and interest-sensitive life insurance products but discontinued new sales of life insurance products in 2012, as we believe opportunistically acquiring mature blocks of life insurance policies is a more efficient means of diversifying our in-force business than selling new life insurance products. As of December 31, 2024, we had more than 1.4 million policies in-force. At December 31, 2024, our Closed Life and Annuity Blocks segment had $20.6 billion of total reserves.

Corporate and Other

Corporate and Other includes the operations of PPMH and its subsidiary, PPM, unallocated corporate income and expenses, and certain eliminations and consolidation adjustments.

PPM manages the majority of our general account investment portfolio. Our investment and asset allocation guidelines are designed to provide us with a competitive rate of return on invested assets, support the profitable growth of our business, and support our goal of maintaining appropriate capitalization from both a regulatory and ratings perspective. PPM also provides investment management services to our former parent's affiliates in Asia, former affiliates in the United Kingdom and other third parties across markets, including public fixed income, private equity, private debt and commercial real estate. As of December 31, 2024, PPM managed approximately $74.4 billion of assets.

Distribution and Operations

Distribution Channels

As of December 31, 2024, our retail annuities are distributed through:
•approximately 500 broker-dealer distribution partners and more than 120,000 appointed advisors across the three traditional broker-dealer channels including independent broker-dealers; banks and other financial institutions; and wirehouses and regional broker-dealers; and
•more than 1,700 registered investment advisors ("RIAs") who have a Jackson RIA agreement and are able to access Jackson advisory solutions through an outsourced insurance desk. Collectively these firms have more than 22,000 investment advisory representatives without a broker-dealer registration.

In addition, Jackson National Life Distributors, LLC ("JNLD") is a registered broker-dealer with the U.S. Securities and Exchange Commission (the "SEC"), pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is registered as a broker-dealer in all applicable states.

Our strong presence in multiple distribution channels helps position us as a leading provider of retirement savings and income solutions. According to LIMRA LOMA U.S. Individual Annuity Sales Industry report, for the nine months ended September 30, 2024, we accounted for 12.3% of all sales in the U.S. variable annuity market and ranked #2 in variable annuity sales. The industry-leading size of our wholesaling force propels our sales in the traditional variable annuity market to be more than double that of our closest competitor per ISS Market Intelligence's YTD third quarter 2024 Competitor Sales, Staffing and Productivity Benchmarking report. We are increasingly focused on growing sales through our Independent RIAs, Platforms & Agents ("IPA") channel. We facilitate the sale of annuities by RIAs by offering them use of an insurance support desk that satisfies insurance-related licensing and regulatory requirements. We believe there is a significant long-term opportunity to grow annuity sales through RIAs, who managed approximately $8.48 trillion in investor assets at the end of 2023, according to a report by Cerulli Associates.

We sell our institutional products through investment banks or other intermediaries to institutional and corporate investors, plan sponsors and other eligible purchasers.

Part I | Item 1. Business | Distribution and Operations
Operating Platform

Our in-house policy administration platform gives us flexibility to administer multiple product types through a single platform. We have more than 2.7 million life and annuity policies and currently administer approximately 79% of our in-force policies on our in-house platform, eliminating the burdens, costs and inefficiencies that would be involved in maintaining multiple legacy administration systems. We also have scalable third-party administration arrangements. Our ability to utilize both in-house and third-party administrative platforms gives us flexibility to convert and administer acquired business efficiently. We believe our operating platform provides a competitive advantage by allowing us to grow efficiently and provide superior customer service. In 2024, Jackson received the Highest Customer Service — Financial Industry award from Service Quality Measurement Group, Inc. ("SQM") for the 13th straight year. According to the Operations Managers’ Roundtable, we ranked 2nd for overall operational capabilities in 2023 and 2024 by our broker-dealer partners.

Underwriting and Product Design

Our key underwriting and product design practices include:

•In 2012, we developed and launched Elite Access, our investment-only variable annuity that does not include GMWB, GMWB for Life or Enhanced GMDB benefits. Since that time, it has been the industry’s best-selling investment-only variable annuity.
•In 2021, we successfully launched our commission and advisory based suite of RILAs.
•All our variable annuities, including our flagship variable annuity, Perspective II, may be purchased without any guaranteed living benefits.
•For those products that include optional guaranteed benefits, we focus on living benefits that are easier to manage in terms of risk, such as GMWB and GMWB for Life.
•We no longer offer guaranteed living benefits that we believe offer us a lower risk-adjusted return, such as Guaranteed Minimum Income Benefits ("GMIBs"); instead, we utilize third-party reinsurance to mitigate the risks that we face relating to those benefits.
•We have designed substantially all of our products such that the guarantee fee charged to the customer is calculated based on the benefit base, rather than the account value, which supports our hedging program by stabilizing the guarantee fees we earn.
•Less than 4% of our in-force variable annuity policies, based on account value as of December 31, 2024, were sold prior to the 2008 financial crisis, a period when many variable annuities sold by our competitors were uneconomically priced and offered difficult to manage guarantee features.

We set what we believe are appropriate mortality and policyholder behavior assumptions as part of our pricing and reserving practices. We monitor experience on a regular basis, and we incorporate new experience data and emerging trends to ensure our actuarial assumptions and models reflect the appropriate mix of all available information and expert judgment.

Our core dynamic hedging program seeks to offset changes in economic liability associated with variable annuity guaranteed benefits due to equity market and interest rate movements, while our macro hedging program seeks to provide additional liquidity and statutory capital protection as needed. We also use third-party reinsurance to mitigate a portion of the risks we face, principally in certain of our in-force annuity and life insurance products with regard to longevity and mortality risks and with regard to the vast majority of our GMIB optional benefit features.

Historically, we have managed and diversified our overall mortality and longevity risks through acquisitions. Since 2012, we have acquired more than $15.0 billion in life and annuity reserves. Consistent with our financial goals, we may opportunistically explore acquisitions we believe provide attractive risk-adjusted returns.

Part I | Item 1. Business | Competition

Competition

The insurance industry is highly competitive, with several factors affecting our ability to compete effectively, including:
•the range of products offered,
•product terms and features,
•financial strength and credit ratings,
•brand strength and name recognition,
•investment management performance,
•fund management trends,
•responsiveness to developing demographic trends, and
•customer appetite for certain products and technological advances.

Our competitors include major stock and mutual insurance companies, private equity-backed insurance companies, mutual fund organizations, banks, and other financial services companies. In recent years, increased private equity and venture capital investments as well as substantial consolidation and convergence among companies in the insurance and financial services industries has resulted in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours. Increased consolidation among banks and other financial services companies could create firms with even stronger competitive positions, negatively impact the insurance industry’s sales, increase competition for access to distribution partners, increase distribution expenses, and impair the ability to market annuities to the current customer base or expand the customer base.

Despite the increasing competition, we believe that our competitive strengths position us well in the current competitive environment. See Item 1A. Risk Factors— “Risks Related to the Distribution of Our Products”.

Risk Management

Enterprise Risk Management Framework

Our risk management framework (the “Framework”) defines our approach for identifying, assessing, managing, monitoring and reporting material risks to our business and is reviewed by the Company’s management and Jackson Financial’s Board of Directors (the "Board of Directors" or the "Board") on an annual basis to ensure it meets stakeholders' expectations and remains in compliance with regulatory requirements. The Framework is designed to provide clear direction and embed risk management in day-to-day decision making and is organized around six core components, described below.

Enterprise Risk Management Framework - Core Components

Risk Governance & Culture

The Board oversees and approves the Framework and delegates risk oversight responsibilities to Board committees. We embed risk management in the business using a three lines model:

•Risk Ownership and Management (first line): Our business function leaders have primary ownership of risk management relating to their area of expertise.
•Risk Oversight and Challenge (second line): Our Risk team focuses on risk oversight and challenge, especially related to top financial, non-financial and business risks. Our Compliance team oversees and ensures appropriate frameworks are in place to manage compliance and regulatory requirements.
•Independent Assurance (third line): Our Internal Audit team provides independent, objective, and risk-based assessment and reporting on the overall effectiveness of risk management, control, and governance processes across the organization. The Internal Audit team is directly overseen by the Board Audit Committee and operates pursuant to a charter that is reviewed and approved annually by that Committee.

Risk Appetite and Limits

We manage our business under a Board-approved risk appetite statement (the "Risk Appetite") that specifies the risk we are willing to accept in pursuit of our objectives. Our Board's Finance and Risk Committee approves and monitors a set of risk limits ("Risk Limits") that support compliance with the Risk Appetite.

Part I | Item 1. Business | Risk Management
Risk Identification, Assessment, Measurement and Management

We operate an enterprise-wide risk identification and risk and control self-assessment ("RCSA") process to develop a holistic view of the material financial, non-financial and business risks we face and our control environment. We also monitor the external environment for emerging risks. See Item 1A. Risk Factors for a description of the risks we face.

Risk Monitoring, Reporting and Escalation

Risk monitoring and reporting processes facilitate risk-based decision making by management, and risk management oversight by management and Board committees. Risk escalation processes exist to ensure Risk Appetite or Risk Limit breaches along with material non-financial risk events are escalated in a timely manner to executive management, management forums, boards, and board committees, as appropriate, in a timely manner.

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

Counterparty Risk Management: The inability of a banking, derivative or reinsurance counterparty to satisfy its obligations could expose us to material risk. A key component of our counterparty risk management strategy is collateralization of the value of contracts we hold with a given counterparty. Collateral requirements are specified contractually. In addition, we have placed formal limits on the amount of exposure we are willing to accept for a given counterparty, after consideration of collateral held both in aggregate and by risk source (banking, derivatives, reinsurance); these limits vary based on the credit worthiness of the counterparty.

Asset-Liability Management: We use asset-liability duration and cash flow management techniques to ensure that obligations arising from our products will be met when they become due. These techniques consider current and future investment returns, asset and liability durations, risk tolerance and cash flow requirements. We closely monitor our investment portfolio to assess our asset-liability position and adjust the allocation of assets within the investment portfolio as necessary to reduce the risk of mismatched cash flows between our assets and obligations to our policyholders. To further support our asset-liability management process, we analyze the adequacy of reserves annually. This analysis includes dynamic cash flow testing of assets and liabilities, by product, under a variety of interest rate scenarios to provide assurance that current assets and associated yields will be enough to satisfy obligations as they come due.

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

Third-Party Reinsurance: We utilize third-party reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force annuity and life insurance products related to longevity and mortality risks and specific features of

Part I | Item 1. Business | Risk Management
our variable annuities. We have entered into reinsurance contracts to manage the full spectrum of risk exposure on certain blocks of business. The majority of our in-force fixed annuity and fixed index annuity businesses, as well as the legacy block of GMIBs on variable annuities, has been ceded to highly-rated unaffiliated reinsurers.

Pricing and Reserving: Factors considered in product pricing primarily include expected investment returns, interest rates, market volatility, mortality, longevity, persistency, benefit utilization and operating expenses as well as other features of certain annuity products. Our product pricing models also take into account capital requirements, risk profile, target returns and operating expenses. We set what we believe are appropriate assumptions as part of our pricing and reserving practices. Those assumptions are regularly updated and reflect a mix of available information and internal subject matter expert judgment.

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

We regularly assess and report on our key risks to the Board's Finance and Risk Committee and have management forums in place to manage and oversee our relevant non-financial risks. Our policies, processes and controls (collectively, our internal control environment) are designed and implemented with a goal to minimize exposure to these risks and prevent material financial losses and operational events (direct or indirect) that adversely affect our ability to meet our commitments to customers. In addition, we have risk-specific response plans and processes in place to quickly identify and appropriately address control failures or other risk events when they occur. Our internal control environment, including compliance with internal policies, is regularly assessed for effectiveness, and oversight is provided by our Risk and Internal Audit teams.

Regulation

Our company is subject to, or affected by, many laws and regulations as a result of:

•our public company status,
•our ownership and operation of insurance companies,
•our ownership and operation of registered investment advisors and regulated broker-dealers,
•our use of derivatives, and
•our relationships with customers.

Part I | Item 1. Business | Regulation
The following table sets forth the primary regulatory authority for each of our operating subsidiaries:

Operating Entity	Primary Regulator
Jackson National Life Insurance Company (domiciled in Michigan)	Subject to regulation and supervision by the Michigan Department of Insurance and Financial Services ("DIFS"), and by insurance regulatory authorities in other U.S. states in which Jackson is authorized to transact business; also, certain of the company’s separate accounts are registered pursuant to the Investment Company Act of 1940 and are subject to regulation and supervision by the SEC.
Jackson National Life Insurance Company of New York (domiciled in New York)	Subject to regulation and supervision by the New York State Department of Financial Services ("NYSDFS"); and certain of the company’s separate accounts are registered pursuant to the Investment Company Act of 1940 and are subject to regulation and supervision by the SEC.
Brooke Life Insurance Company (domiciled in Michigan)	Subject to regulation and supervision by DIFS
Brooke Life Reinsurance Company (domiciled in Michigan)	Subject to regulation and supervision by DIFS
Jackson National Asset Management LLC	SEC-registered investment adviser
PPM America, Inc.	SEC-registered investment adviser
Jackson National Life Distributors LLC	SEC-registered broker-dealer and subject to regulation and supervision by the Financial Industry Regulatory Authority ("FINRA") and state securities administrators.

These laws and regulations affect, among other things, how we conduct business, our permitted investments and financial condition, marketing and investment disclosures, cybersecurity and privacy requirements, and applicable accounting standards. Further, they are complex, subject to change, and administered and enforced by multiple governmental authorities. The authorities include state insurance regulators, state securities administrators, the SEC, FINRA, the U.S. Department of Labor (the “DOL”), the U.S. Department of Justice, and state attorneys general. Generally, these laws and regulations are designed to protect or benefit the interests of a specific constituency, such as, for example, state insurance laws and regulations that are generally intended to protect or benefit purchasers or users of insurance products.

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

Part I | Item 1. Business | Regulation
As part of their regulatory oversight process, state insurance departments conduct periodic examinations, generally once every three to five years, of the books, records, accounts and business practices of insurers domiciled in their states. Examinations are sometimes carried out in cooperation with other states' insurance regulators under guidelines promulgated by the NAIC. State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general also, from time to time, make inquiries and conduct examinations or investigations regarding our compliance with among other things, insurance laws and securities laws. The most recent DIFS and NYSDFS examinations of Jackson and Jackson National Life Insurance Company of New York ("Jackson NY"), respectively, concluded in 2023 with no material findings.

Insurance companies are subject to continued scrutiny by various state regulators, the federal government and the NAIC. Various states have considered or enacted legislation that in many cases increases states’ authority to regulate insurance companies. Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. Legislation has been introduced from time to time in the U.S. Congress that could result in a more expansive federal role in the regulation of insurance companies. The NAIC has approved and recommended several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include investment and reserve requirements, risk-based capital (“RBC”) standards, restrictions on an insurance company’s ability to pay dividends to its shareholders, and the adoption of model laws, relating to risk management, financial exposure assessment, and governance structure disclosure.

State insurance laws and regulations also include provisions governing marketplace activity of life and annuity insurers, including provisions governing the form and content of disclosure to consumers, such as illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations, with emphasis in recent years on improper life insurance pricing and sales practices, misleading sales presentations targeting the elderly, and product suitability for potential customers.

Annuity Suitability Regulation

On February 13, 2020, the NAIC approved revisions to the Suitability in Annuity Transactions Model Regulation (the “Annuity Suitability Model Regulation”). The revised model imposes a “best interest” standard of conduct and includes a “safe harbor” for fiduciary advisors who recommend annuities. Under the safe harbor, as it applies to the “care” elements of the Annuity Suitability Model Regulation, investment advisors offering annuities need only comply with the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). As of January 1, 2025, forty-eight states, including Michigan, have adopted the model law or substantially similar requirements. NYSDFS' amended insurance regulation (Regulation 187, "Suitability and Best Interest in Life Insurance and Annuity Transactions") incorporates the “best interest” standard for the sale of annuities and expands the application of this standard beyond annuity transactions to include sales of life insurance policies to consumers.

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

Regulation of Investments

We are subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment-grade fixed income securities, equity real estate, mortgages, other equity investments, foreign investments and derivatives. Failure to comply with these requirements would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in most instances, would require divestiture of the non-qualifying investments. We believe that our investments complied with these requirements at December 31, 2024.

Part I | Item 1. Business | Regulation

Surplus and Capital; RBC Requirements

The NAIC has developed RBC standards for life insurance companies as well as a model act for state legislatures to enact. The standards require that life insurance companies report on an RBC formula standard calculated by applying factors to various asset, premium and reserve items and separate model-based calculations of risk associated primarily with interest rate and market risks. The RBC formula takes into account the risk characteristics of a company, including asset risk, insurance risk, interest rate risk, market risk and business risk. The NAIC designed the formula as an early warning tool to identify potential inadequately capitalized companies and to possibly initiate regulatory action.

The Company reports its RBC ratio based on total adjusted capital, to its company action level amount. Using a company action level basis of reporting RBC, four levels of regulatory attention may be triggered if the RBC ratio is insufficient:

RBC Level	RBC Ratio	Regulatory Attention
Company action level	Between 75% to 100%	Insurer must submit a plan to the regulator detailing corrective action it proposes to undertake
Regulatory action level	Between 50% to 75%	Insurer must submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period
Authorized control level	35% to 50%	Regulatory response is the same as at the “Regulatory action level,” but in addition, the regulator may take action to rehabilitate or liquidate the insurer
Mandatory control level	Less than 35%	Regulator must rehabilitate or liquidate the insurer

As of December 31, 2024, Jackson's and Jackson NY’s total adjusted capital and RBC minimum required levels substantially exceeded the standards of their respective states of domicile and the NAIC.

We believe that we will be able to maintain our RBC ratios in excess of “company action level” through appropriate risk management, investing and capital management, and claims handling. However, no assurances can be given that developments affecting us or our insurance subsidiaries, many of which could be outside of our control, will not cause our RBC ratios to fall below our targeted levels. See Item 1A. Risk Factors—“Risks Related to Legal, Tax and Regulatory Matters—A decrease in the risk-based capital ("RBC") ratio (as a result of a reduction in statutory capital and surplus or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies, which could lead to corrective measures and ratings downgrades that could adversely affect our business, financial condition, results of operations and cash flows.”

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

Part I | Item 1. Business | Regulation
Dodd-Frank Act requirements and similar non-U.S. regulations make it more costly to use derivatives and hedge investment exposures and may affect our returns. These regulations may impede our ability to utilize derivatives. Another factor increasing trading costs in both over-the-counter and exchange traded derivatives is the increased capital charges imposed on financial intermediaries, such as futures commission merchants and banks. As a result of these regulations, we expect costs to continue to rise, which could adversely impact our ability to implement our desired hedging strategies. As a result of the Dodd-Frank Act, the CFTC has adopted significant regulations changing the way swaps are traded in the U.S., including:

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

The Dodd-Frank Act created the Financial Stability Oversight Council (the “FSOC”). The FSOC has the ability to designate certain insurance companies and insurance holding companies posing a systemic risk to the financial stability of the U.S., in which case those designated companies would become subject to heightened regulation by the Board of Governors of the U.S. Federal Reserve (the “Federal Reserve Board”). The Federal Reserve Board may limit those designated companies’ ability to enter into merger transactions, or to offer financial products, and may require them to terminate one or more activities, or impose conditions on how the designated companies conduct such activities. In November 2023, the FSOC adopted a new analytic framework for financial stability risks and updated guidance on its nonbank financial company determinations process, replacing prior "activities-based" guidance. The impact of this change could increase the chance that the Company becomes subject to additional regulatory measures.

Part I | Item 1. Business | Regulation
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

SEC’s Regulation Best Interest

On June 5, 2019, the SEC adopted a package of investment advice reforms designed to enhance investor protections while preserving retail investor access and choice. The most significant element of the package is a rule (known as “Regulation Best Interest”) establishing a best interest standard of conduct for broker-dealers and their representatives when they make recommendations to retail investors. Regulation Best Interest, which became effective on June 30, 2020, enhances the duties and disclosure requirements that apply to our broker-dealer and investment adviser subsidiaries when they provide recommendations and investment advice to retail investors, as well as our representatives that provide such services. The reforms increase the regulatory burden on broker-dealers selling our products, but also provide a more consistent regulatory standard that could provide benefits to the overall insurance and investment market. Also, FINRA adopted rules to align to Regulation Best Interest and is enforcing both the SEC regulations and its own rules relating to recommendations of investments to retail consumers.

Department of Labor’s Fiduciary Advice Rule

The DOL issued a regulatory action, effective February 16, 2021, that reinstated the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act ("ERISA") plans and individual retirement accounts ("IRAs"). The related guidance provided by the DOL broadened the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Federal income tax code. The rule and accompanying guidance faced hurdles, including a February 2023 U.S. District Court decision that vacated the roll over portion of the guidance, ruling that the DOL exceeded its authority in this area.

On April 25, 2024, the DOL revised the definition of “fiduciary” and related Prohibited Transaction Exemptions ("PTE") (the “2024 Fiduciary Advice Rule”), redefining what constitutes fiduciary “investment advice” to ERISA plans and IRAs. The rule again extends fiduciary status to one-time rollover recommendations and broadens the circumstances under which financial institutions and financial professionals, including insurance companies, could be considered fiduciaries under ERISA or the Federal income tax code, despite the recent U.S. District Court decision. The rule changes the applicability of PTE 84-24 specific to insurance commissions for annuity recommendations by narrowing it to independent insurance agents recommending non-securities products. The proposed changes to PTE 84-24 also impose certain supervisory obligations on insurance carriers that are similar to obligations already covered under the NAIC Suitability in Annuity Transactions Model Regulation. The 2024 Fiduciary Advice Rule is currently being challenged in two separate litigation matters and the DOL has been stayed from enforcing the rule.

Part I | Item 1. Business | Regulation
Depending on the outcome of the litigation, we may need to take certain additional actions to comply with, or assist our distributors in their compliance with, the 2024 Fiduciary Advice Rule. The 2024 Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increase litigation risk, which could adversely affect our results of operations and financial condition. Nonetheless, because the distribution of annuities is primarily through intermediaries, most of which have implemented systems and processes to align to existing state and federal fiduciary and/or best interest standards, we believe that we will have more limited exposure to the 2024 Fiduciary Advice Rule. While the rule may not have a material impact on our business, it may impede certain investors’ access to financial advice or annuities that provide guaranteed income streams.

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

Artificial Intelligence Regulations

Artificial Intelligence (“AI”) has recently been a focus area for state and federal regulators. In December of 2023, the NAIC adopted the Model Bulletin: Use of Artificial Intelligence Systems by Insurers (“Model AI Bulletin”). The Model AI Bulletin provides guidance to state regulators and calls on insurers to implement specific controls, emphasizing responsible AI use and adherence to certain laws on unfair discrimination and trade practices, along with governance and claims practices. As of January 1, 2025, twenty states have adopted the Model AI Bulletin.

Additionally, Colorado has enacted laws and regulations for insurers related to unfair discrimination, bias testing, and governance practices related to AI. New York has also published guidance for insurers on these topics as well.

The U.S. Equal Employment Opportunity Commission (EEOC) has issued several guidance documents, including joint guidance with the Department of Justice, in an effort to ensure that existing and developing AI technologies are used fairly and consistently with federal equal employment opportunity laws. They have cautioned that while AI and other technology may offer benefits, the use of such technologies in making employment decisions can potentially result in inadvertent violations of anti-discrimination laws. The EEOC’s guidance follows its agency-wide initiative, launched in 2021, to ensure that the use of software, including AI, machine learning, and other emerging technologies used in hiring and other employment decisions comply with the federal civil rights laws that the EEOC enforces.

Cybersecurity Regulations

Cybersecurity is subject to increased scrutiny by insurance regulators. In 2017, the NYSDFS adopted 23 NYCRR 500 (the “NYSDFS Cybersecurity Regulation”), which requires covered businesses in New York to have a comprehensive cybersecurity program that aligns to the National Institute of Standards and Technology Cybersecurity Framework and requires policies and procedures in several specific areas including, personnel, training, access privileges, penetration testing, vulnerability management, encryption, multifactor authentication, application security, data minimization, incident response planning, and notification and vendor management. The NYSDFS has pursued enforcement actions and penalties for violations demonstrating the significant risk of noncompliance. On November 1, 2023, the NYSDFS further amended the NYSDFS Cybersecurity Regulation to include requirements relating to risk assessments, cybersecurity policies, penetration testing, monitoring, and certain audit requirements. The effective dates of the regulation were rolled out in phases beginning in December of 2023 and continuing into 2025.

The NAIC has adopted the Insurance Data Security Model Law establishing standards for data security, investigation, and notification of a breach of data security for insurance companies. As of January 2025, twenty-six states (including Michigan, effective January 1, 2021) had adopted the model law. Importantly, the drafters of the Data Security Model Law intend that a licensee’s compliance with the NYSDFS Cybersecurity Regulation will constitute compliance with the Data Security Model Law. We have taken the necessary steps to comply with this regulation.

Part I | Item 1. Business | Regulation
The California Consumer Privacy Act of 2018 (the “CCPA”) grants all California residents the right to know what information a business has collected from them and the sourcing and sharing of that information, as well as a right to have a business delete their personal information (with some exceptions). The CCPA’s definition of “personal information” is more expansive than those found in other privacy laws applicable to us in the U.S. Failure to comply with the CCPA could result in regulatory fines, and the law grants a private right of action for any unauthorized disclosure of personal information as a result of failure to maintain reasonable security procedures. The California Privacy Rights Act (the “CPRA”), effective January 1, 2023, imposes additional obligations on companies that collect California residents’ personal information, including providing a right to correct personal information, additional protections for certain uses of sensitive personal information, and certain limitations on data use and data sharing that does not involve a sale. The CPRA also creates a new California Privacy Protection Agency, which will be charged with enforcing both the CCPA and the CPRA.

Federal law and regulation require financial institutions to protect the security and confidentiality of customer information, notify customers about their policies and practices relating to their collection, disclosure and securing the confidentiality of customer information. Federal and state laws also regulate disclosures of customer information. On July 26, 2023, the SEC adopted amendments to its public company disclosure rules to enhance and standardize disclosures related to cybersecurity. The amendments significantly expand registrants’ public company annual disclosures, providing investors and other stakeholders with more standardized information about a public company’s cybersecurity risk management, strategy, and governance.

On October 21, 2019, the NAIC formed a Privacy Protections (H) Working Group (“PPWG”) to review state insurance privacy protections regarding the collection, use and disclosure of information gathered in connection with insurance transactions. On August 5, 2024, the PPWG Chairman released draft amendments to NAIC Model Law #672 (Privacy of Consumer Financial and Health Information Regulation). Over the past several months, the PPWG has opened the draft exposures to public comment and will continue to consider comments received on the amendments to the model law. Privacy protection is also gaining attention in state legislatures nationwide. There are now nineteen states with comprehensive privacy laws. With the exception of California, these laws do not apply to Jackson National Life and other financial institutions subject to the Gramm-Leach-Bliley Act. In addition, in 2023 Michigan enacted a data privacy bill that has the same exclusion for financial institutions. While the final direction of these proposed statutes and regulations is not clear, they could result in additional requirements for Jackson Financial or its subsidiaries.

See Item 1C. Cybersecurity - Cybersecurity Risk Management and Strategy in this Form 10-K.

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

Part I | Item 1. Business | Regulation

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

Governmental regulatory authorities may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, trading prohibitions, the suspension or expulsion of a broker-dealer or member, its officers, registered representatives or employees, or other similar sanctions.

Broker-Dealer Regulation

JNLD is registered as a broker-dealer with the SEC and is registered as a broker-dealer in all applicable states. JNLD is also a member of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. The SEC and FINRA also regulate the sales practices of broker-dealers. In recent years, both the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities and variable life insurance. In addition, broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to broker-dealers.

Investment Adviser Regulation

Jackson National Asset Management LLC ("JNAM") is registered with the SEC as an investment adviser pursuant to the Investment Advisers Act. The investment companies (mutual funds) for which JNAM serves as an investment adviser are subject to SEC registration and regulation pursuant to the Securities Act, and the Investment Company Act of 1940. The mutual funds advised by JNAM comprise the investment options within the variable products offered by Jackson National Life. In addition, each variable annuity and variable life product is subject to SEC registration and regulation.

PPM America, Inc. ("PPM") is registered with the SEC as an investment adviser under the Investment Advisers Act. PPM serves as the investment adviser to Jackson National Life and as the primary U.S. institutional investment adviser for certain other affiliated insurance company accounts as well as Jackson Financial. PPM also acts as a sub-adviser to certain U.S. mutual funds for which JNAM serves as investment adviser. In addition, PPM serves as an investment adviser and sub-adviser to our former parent's Asian affiliates and other institutional clients primarily for U.S. focused portfolios. PPM has established a distribution function to further extend its investment advisory capabilities to the institutional marketplace with separate account and institutional product offerings. The U.S. mutual funds for which PPM serves as adviser and sub-adviser are subject to U.S. federal regulation, and similar vehicles organized outside of the U.S. are also subject to regulation under applicable local law.

Part I | Item 1. Business | Regulation

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

The SEC, beginning in late 2020, instituted a comprehensive regulatory agenda focusing on environmental, social, and governance issues. In March 2022, the SEC proposed regulations requiring disclosures concerning the estimated impact of climate change on businesses and how companies manage and govern climate change risk. In addition, among other actions, the SEC solicited comments to potential changes to the “names rule” under the Investment Company Act to reflect the effect of environmental, social and governance factors on a fund’s investment objectives and performance. The Company engages in activities that promote the sustainability of Jackson's business, including positive governance practices. See “Corporate Responsibility below in this Form 10-K.

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

Corporate Responsibility

Jackson takes a balanced, long-term approach to serving its stakeholders, including shareholders, business partners, regulators, customers, associates and communities. Our commitments are described below and in more detail in our annual Corporate Responsibility Report. The Company’s annual Corporate Responsibility Report is not incorporated by reference in, and does not form a part of, this Form 10-K or any other of our SEC filings.

Sustainability

We are committed to doing our part to help create a more sustainable future for us all. To that end, we take thoughtful steps to consume energy more efficiently. In its third year, the on-site solar farm at our home office in Lansing, MI continues to generate renewable energy, thereby reducing our need for external power generation.

Valuing our Communities

We demonstrate our commitment to corporate responsibility with charitable donations that (i) generate impact in the communities we serve, (ii) engage associates in a culture of philanthropy, and (iii) grow awareness for our commitment to being a good corporate neighbor. We believe our community partnerships create shared value for Jackson, our associates and the communities in which we operate. We have a passionate and committed workforce that engages with the community and is generous with their time and resources. Jackson encourages community engagement by providing associates with paid time off for volunteering, nonprofit board training and placement, and matching gifts programs for associate charitable contributions and volunteer hours. Jackson’s philanthropic strategy aligns with its business purpose to build the foundation for financial freedom for all.

Part I | Item 1. Business | Corporate Responsibility
Strong Governance and Business Practices

We are committed to governance policies and practices that serve the interest of the Company and its stakeholders, starting with only independent directors on all Board committees. JFI's Board seeks directors with a broad range of professional experience, skills, and perspectives who support our commitment to broad range of thought and experience. Jackson also has a risk management framework embedded across the Company, supporting the effectiveness of risk management and the control environment including independent Board oversight of corporate responsibility risks. Our Company has an ownership culture that focuses on providing exceptional value to advisors, policyholders, and shareholders. While our primary focus is to achieve sustainable, competitive returns for our shareholders, our internal portfolio management team at PPM considers the broader impact of its investment decisions to strong governance and business practices. Our internal asset management team at JNAM oversees external managers on our variable annuity platform and performs a robust due diligence process that includes consideration of the impact of a broad array of governance factors.

Human Capital Resources

Our strength lies in the people we employ and values-based culture we foster. We offer significant career opportunities, competitive merit-based compensation, world-class facilities, and the ability to work for a purpose-driven organization. Our Company's four corporate values — Empower, Respect, Execute and Create — guide our associate practices and decisions.

We had approximately 3,970 associates as of December 31, 2024, comprised of approximately 3,060 full-time associates and approximately 910 part-time associates, including our Strategic Support Program associates (a flexible, cost-efficient, part-time workforce that provides just-in-time scale). Each of our associates play an important role in delivering on our brand promise of clarity for a more confident future. We make it our priority to offer opportunities for personal growth, talent development, and rewarding career paths for all Jackson team members. We believe our collaborative culture is one of our greatest strengths and is a significant factor in our ability to continue to be an industry leader.

Talent Development

We have an established history of developing talent from within. Our senior management team has an average tenure of over 20 years with the Company. We also recruit talent from outside the organization, bringing different ideas, experience and opinions to the Company. Our collaborative culture of respect fosters an environment where people can come together to accomplish great things as a team. Through learning and development programs, succession and talent management processes, and competitive rewards and recognition, our high-performing associates are empowered to innovate and challenge one another to be their best selves.

In 2024, Jackson expanded its mentoring program to support the long-term career growth of associates, adding a group mentoring option to reach even more associates. The mentoring program began in 2021 and in its fourth year is still seeing strong participation including:

•Participation from approximately 80 mentors and over 230 mentees;
•More than 1,500 hours of mentoring reported by participants; and
•4.8 out of 5 rating in overall program and relationship satisfaction.

Our strategic approach to workforce enablement focuses on ways to attract and retain highly talented people and cultivates an environment where our associates are encouraged to bring our best selves to work every day. We recognize our associates’ backgrounds and unique experiences through our voluntary, associate-led Business Resource Associate Groups (“BRAGs”). Supported by executive leadership and aligned with our mission and core values, our BRAGs provide opportunities to empower all associates to share their unique experiences with each other.

We have acted in several ways to improve our recruiting process, including how we approach job postings, develop position requirements, conduct interviews, and evaluate candidates. We also work with partners who help us strengthen our talent pool and recruit high quality candidates. Through these efforts, we are developing stronger leaders who support a culture of innovative thought and fair and equal consideration.

Part I | Item 1. Business | Human Capital Resources
Benefits and Rewards

We recognize the contributions our associates make to our future and their futures by offering competitive salaries, wages, and benefits. Our comprehensive benefits package includes medical, dental, vision, and paid time off along with more innovative benefits including associate and dependent tuition reimbursement programs, paid parental leave, adoption assistance, paid time off to volunteer, and associate charitable gift matching. Our associates are compensated based on their job performance. This performance-driven structure aligns performance incentives with our business productivity strategy, serving to both encourage our associates and satisfy our other key stakeholders. To ensure fair pay, we work actively with a third-party consultant to conduct pay studies related to similar positions in competitive markets. We also have rigorous governance processes in place to ensure that we promote fair pay practices, reinforce strong risk management, and maintain independent oversight of our executive compensation.

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

The health and safety of our associates is a top priority. Our ergonomics program supports associate wellness by promoting evidence-based ergonomic principles for associates working remotely or at our offices. At the office, associates also have access to a complete training system and highly qualified team of experts to help associates achieve their personal fitness, nutritional and lifestyle goals. We currently operate 24 Occupational, Safety and Health Administration ("OSHA") related programs, including our standard air and water quality programs, in a comprehensive corporate health and safety effort to meet OSHA and American National Standards Institute ("ANSI") Z10-02019 standards.

We offer programs that support the mental health of associates, including confidential support for more serious issues involving emotional stress and well-being. Our Employee Assistance Program offers online tools, as well as master's-level professionals available for confidential support around the clock. Additionally, we offer programs and educational tools to support associates’ financial well-being. These efforts help our associates build a more confident future for themselves, as well as for the long-term success of our Company and for our shareholders.

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

Available Information

We make available free of charge, through our website, investors.jackson.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy and information statements, and any amendments to those reports or statements as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the "SEC"). The SEC’s website, www.sec.gov, contains financial reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We use the investor relations page of our website, investors.jackson.com, as a primary channel for dissemination of important information, including news releases, analyst presentations, financial information, insider beneficial owner reports, and corporate governance information. We may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts. We and certain of our senior executives may also use social media channels to communicate with our investors and the public about our Company and other matters, and those communications could be deemed to be material information. Neither the content of Jackson’s website, jackson.com, nor the content of our executives’ social media channels is incorporated by reference into this Report or in any other report or document filed with the SEC, and any references to Jackson’s website are intended to be inactive textual references only.

Part I | Item 1. Business | Information about our Executive Officers

Information about our Executive Officers

Below are the executive officers of Jackson Financial Inc. as of February 26, 20251. Each executive officer serves until his or her successor has been elected or appointed and qualified, or until his or her earlier death, resignation or removal.

Name	Age	Positions and Offices Held and Principal Occupation
Craig A. Anderson	58	Senior Vice President and Controller of Jackson Financial Inc., a position held since June 3, 2024. As Senior Vice President and Controller, Mr. Anderson oversees Financial Operations, Financial Reporting, and Investment Accounting. From September 2021 until June 2, 2024, Mr. Anderson served as the Vice President, Controller of Jackson National Life Insurance Company, a wholly-owned indirect subsidiary of Jackson Financial Inc. Prior to joining Jackson, from February 2017 through September 2021, Mr. Anderson served as Senior Vice President, Life Controller, Life & Retirement Controller at American International Group Inc.'s (AIG) Life and Retirement business (now Corebridge Financial). Mr. Anderson is a Certified Public Accountant.
Carrie L. Chelko	51	Executive Vice President and General Counsel of Jackson Financial Inc., a position held since September 2021. As Executive Vice President and General Counsel, Ms. Chelko oversees Legal, Compliance, Corporate Communications and Responsibility, Shared Services & Operations (Legal), and Government Relations. From September 13, 2021 until August 2022, Ms. Chelko also served as Corporate Secretary of Jackson Financial Inc. From August 30, 2021 until September 13, 2021, Ms. Chelko was Executive Vice President of Jackson Financial Inc. Prior to joining Jackson, from April 2020 through August 2021, Ms. Chelko was Senior Vice President and Chief Compliance Officer of Fidelity Investments, Personal Investing. Prior to Fidelity, from May 2013 through March 2020, Ms. Chelko served as the Senior Vice President and Chief Counsel at Lincoln Financial Group.
Don W. Cummings	61	Executive Vice President and Chief Financial Officer of Jackson Financial Inc., a position assumed on June 3, 2024. Previously Mr. Cummings served as the Company’s Senior Vice President, Controller and Chief Accounting Officer beginning December 2020. Prior to coming to Jackson, Mr. Cummings served as interim Chief Financial Officer at Fortitude Reinsurance Company Ltd. since 2019, and previously held various finance roles at American International Group, Inc., including Global Corporate Controller.
Laura L. Prieskorn	57	Chief Executive Officer and President of Jackson Financial Inc., a position assumed in February 2021. Since February 2021, Ms. Prieskorn also is a member of Jackson Financial's Board of Directors. Ms. Prieskorn has been with Jackson National Life Insurance Company for more than 30 years, serving in roles of increasing responsibilities. Ms. Prieskorn's prior management positions include Chief Operating Officer from April 2019 through February 2021.
Christopher A. Raub	54	Executive Vice President and Chief Risk Officer of Jackson Financial Inc., a position assumed in April 2023. Prior to his appointment as the Chief Risk Officer of Jackson Financial, Mr. Raub served as Senior Managing Director of Insurance, PPM America, Inc., a subsidiary of JFI (“PPM”), since April 2019.

Part I | Item 1. Business | Information about our Executive Officers

Scott E. Romine	59	Executive Vice President of Jackson National Life Insurance Company, a position assumed in September 2022. Mr. Romine continues to serve as President and Chief Executive Officer of Jackson National Life Distributors LLC, a role assumed in December 2021. Prior to serving in this role, Mr. Romine served as the President of Advisory Solutions for JNLD from February 2018 to December 2021.
Craig D. Smith	57	Executive Vice President of Jackson National Life Insurance Company, a position assumed in September 2022. Mr. Smith continues to serve as President, Chief Executive Officer and Chief Investment Officer of PPM America, Inc., a role assumed in January 2021. Prior to this role, Mr. Smith served as Chief Investment Officer, since 2018. Mr. Smith is a designated Charter Financial Analyst.

1 Marcia Wadsten, age 58, ceased to be an executive officer as of June 2, 2024, and transitioned to employment as a Senior Advisor for Jackson National Life Insurance Company on June 3, 2024. Previously, Ms. Wadsten served as Executive Vice President and Chief Financial Officer, a position assumed in February 2021.

Part I | Item 1A. Risk Factors

Item 1A. Risk Factors

You should carefully consider the risk factors below, in addition to the other information in this Form 10-K, when evaluating our Company. These risk factors are important to understanding the Form 10-K and our other filings with the SEC. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could cause a material adverse effect on our business, financial condition, results of operations and cash flows. In any such case, the trading price of our common stock could decline. In addition, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them could, in turn, cause the emergence or exacerbate the effect of others. This Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Conditions in Global Financial Markets and the Economy

General conditions in the global financial markets and the economy could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows.

Volatility in global financial markets and general economic downturns could have a material adverse impact on us. Factors including the availability and cost of credit, economic policy and other U.S. government actions, Federal Reserve actions, prolonged periods of high interest rates, supply chain issues, pandemics and related government responses, geopolitical conflicts (e.g., the Ukraine-Russia and Israel-Palestine conflicts), and international trade disputes may contribute to increased volatility in global financial markets. These factors could impact businesses and consumer confidence and cause economic uncertainty, with a consequent slowdown in economic activity potentially impacting global financial markets.

Those events and conditions could also have an adverse effect on the availability and cost of reinsurance protections and could affect the availability, cost and effectiveness of hedging instruments resulting in a material adverse impact on our profitability.

Policyholders’ responses to an economic downturn through retention and withdrawal behavior could adversely affect our business by reducing sales and decreasing the profitability of the existing business. In an economic downturn, our customers may choose to utilize guaranteed benefits differently than we have assumed, potentially taking, for example, partial withdrawals more regularly. If significantly more customers close their annuity accounts than we expect, the loss of fee income or spread income could have a material adverse effect on our business, financial well-being and financial performance. Conversely, if significantly more customers than we expect keep their annuity accounts open, the increased cost of providing guaranteed living benefits could have a material adverse effect on our business, financial well-being and financial performance.

Equity market movements could lead to losses related to: (i) when the market declines, guaranteed benefits offered in our products, lower fee-based income, and losses from equity-related investments; (ii) when the market increases, equity-linked interest credits offered in our products; and (iii) when the market is volatile, our hedging being less effective than we expect.

Our business is exposed to equity market risk through the guaranteed benefits sold within our variable annuities, and interest credited to fixed index annuities and registered index-linked annuities, which can manifest through increased reserves and capital requirements and, ultimately, policyholder payment claims associated with these guarantees and interest credits. In declining market environments, we are exposed to higher claims payable to variable annuity policyholders. In rising equity market environments, we are exposed to larger amounts of interest being credited to fixed index and registered index-linked annuity policyholders.

Our fee-based income streams are broadly proportional to the value of assets under management in our predominately equity-based separate account balances. As a result, declining equity markets result in lower fee income, earnings, and capital. A decline in the value of equity-related investments in our general account asset portfolio may also reduce our earnings and capital.

Part I | Item 1A. Risk Factors
Our derivative-based hedging program is used to mitigate financial loss related to the equity market risk associated with guaranteed benefits and equity-linked interest credits. The hedging program could be less effective in mitigating risk during periods of high market volatility, which could have a negative impact on our financial performance. Further, we are exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance perfectly matches that of the mutual funds that drive the value of guaranteed benefits. Basis risk could result in reduced earnings and may be exacerbated in periods of elevated market volatility.

Interest rate movements could lead to financial loss related to: (i) in the case of prolonged declines, guaranteed benefits offered in our products, as well as lower investment income; (ii) in the case of prolonged increases, our interest-crediting products; and (iii) in the case of elevated volatility, our hedging being less effective than we expect.

Variable annuities are exposed to interest rate risk as lower rates lead to a higher present value of expected future guaranteed benefit payments. The sensitivity to interest rates could further increase due to a variety of factors, such as equity market underperformance, adverse policyholder behavior and increased policyholder longevity. Lower interest rates also generally negatively impact the amount of investment income earned on fixed income assets.

In rising interest rate environments, fixed annuities, fixed index annuities, variable annuities with a fixed fund option, registered index-linked annuities and institutional products could also expose us to the risk that our asset portfolio yield does not increase as fast as the rates that are credited to policyholders, thereby reducing earnings from those product lines. Decreasing interest rate environments could expose us to the risk that asset portfolio yields decrease faster than the rates credited to policyholders. For example, if the volume of suitable investment assets available in the market is insufficient, the resulting delay in investing new premiums could cause us to achieve lower investment yields than we expect, negatively impacting earnings.
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

Our former parent, Prudential plc and its affiliates are significant clients of PPM. Prudential and its affiliates represent $23.5 billion or 32% of PPM’s total assets under management. PPM’s investment management agreements with Prudential and its affiliates are terminable at any time or on short notice by either party, and Prudential and its affiliates are under no obligation to maintain any level of assets under management with PPM. If Prudential and its affiliates were to terminate their investment management agreements with PPM, it could cause material disruption in the operations and investment advisory capabilities of PPM, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Part I | Item 1A. Risk Factors
Disruptions or volatility in financial market conditions could limit our ability to buy or sell investments and derivative instruments or negatively impact our liquidity.

We rely on liquidity in the financial markets for the trading of fixed income or equity investments and derivatives to acquire, rebalance or liquidate investment positions. Disruptions in the financial markets that limit our ability to execute these transactions could have a material impact on returns from our investment portfolio, the effectiveness of our hedging program, and our variable annuity customers’ ability to invest in or sell separate account funds. Disruptions in financial markets could have a material adverse effect on our business, financial well-being and financial performance.

We require a significant amount of liquidity to support our hedging program, satisfy variation margin requirements on hedging positions, and cover the initial cost of certain derivatives, such as equity and interest rate options. Volatile market environments have the potential to increase hedging-related liquidity requirements, as the amount of cash we need to pay out in variation margin each day is directly related to the magnitude of equity market and interest rate movements and the size of our current positions in those instruments. Additionally, as our over-the-counter bilateral hedging transactions become subject to initial margin requirements, we would need assets of sufficient quality to satisfy those requirements. Without sufficient liquidity, we could be required to curtail or limit our operations and our hedging program, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Part I | Item 1A. Risk Factors
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

We use institutional funding agreements originating from FHLBI, which from time to time serve as a significant source of our liquidity. See Note 10 of the Notes to Consolidated Financial Statements for a description of those funding agreements and related collateral requirements. Additionally, we use agreements with the FHLBI to meet near-term liquidity needs, augmenting our repurchase agreement capacity from other counterparties. If the FHLBI were to change its definition of eligible collateral, we could be required to post additional amounts of collateral in the form of cash or other assets. Also, if our creditworthiness were to fall below the FHLBI’s requirements, or if legislative or other political actions cause changes to the FHLBI’s mandate or to the eligibility of life insurance companies to be members of the FHLBI system, we could be required to find other sources to replace this funding, which may prove difficult and increase our liquidity risk.

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

We remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that a reinsurer is unable or unwilling to pay or reimburse claims in a timely manner, which could result in a material adverse impact on our business, financial well-being and financial performance. Our reinsurance agreement with Athene involves the majority of our in force fixed annuities and fixed index annuities, thereby exposing us to a large concentration of credit risk with respect to a single counterparty.

Jackson may make inefficient decisions regarding the use of capital to meet business objectives, fund strategic initiatives and return capital to shareholders.

We make capital deployment decisions on an ongoing basis, which include growing organically through sales of our products, growing inorganically through acquisitions, returning capital to shareholders, and increasing capital strength. Failure to make decisions about deploying or retaining capital efficiently could result in decreased shareholder value and confidence.

Risks Related to Product Design, Assumptions, and Models

The design and pricing of our products can impact our competitiveness in the marketplace, negatively affect our earnings and capitalization, and increase the volatility of our financial results.

Our failure to design or maintain products that provide competitive benefits and features or that do not conform to distributor requirements could result in short- or long-term loss of sales, loss of distributor selling agreements, and reputational risk that would adversely impact Jackson’s growth and profitability.

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

We could face unanticipated losses if there are significant deviations from our assumptions regarding the persistency, mortality rates, and benefit utilization related to our annuity contracts.

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

Part I | Item 1A. Risk Factors
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

The manner of determining the amount of allowances and impairments varies by investment type and is based upon our evaluation and assessment of known and inherent risks associated with an asset class. Although management regularly updates its evaluations to reflect changes in allowances and impairments included in our financial statements, management’s judgments, as reflected in our financial statements, may not accurately estimate the ultimately realized value. Historical trends may not be indicative of future impairments or allowances. Further, we may need to take additional impairments or provide for additional allowances in the future, which could cause a material adverse effect on our business, financial well-being and financial performance. See Note 4 of the Notes to Consolidated Financial Statements for further information.

Risks Related to the Distribution of Our Products

Our failure to describe accurately the features and options of our annuities, failure to administer those features and options consistent with their descriptions or mishandling of customer complaints could adversely impact our business, financial condition, results of operations and cash flows.

Our annuities contain many options and features, and we rely on our affiliate and/or third-party distributors to describe and explain our products to investors and our customers. There is a risk that we or our distributors fail to describe accurately and completely every feature and option in our contracts, forms, regulatory filings, marketing literature, and other written descriptions. Any such failure, or any intentional or unintentional misrepresentation of our products in advertising materials or other external communications, or inappropriate activities by our associates or third-party distributors, could adversely affect our reputation and business and lead to potential regulatory action or litigation.

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

U.S. federal income tax law imposes requirements relating to annuity and insurance product design, administration and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code of 1986, as amended (the “Code”). State and federal securities and insurance laws also impose requirements relating to annuity and insurance product design, offering, distribution, and administration. Failure to administer product features in accordance with applicable law, or to meet any of these complex tax, securities or insurance requirements could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, litigation, harm to our reputation or interruption of our operations. If legal proceedings were to occur, they could adversely impact our business, financial well-being and financial performance.

Part I | Item 1A. Risk Factors
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

Key distributors could terminate their relationship with us, reduce their distribution contracts with us, or reduce the amount of sales they produce for us. Our key distribution partners could merge, consolidate, or change their business models in ways that affect how our products are sold, or new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank, wirehouse and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Any of these changes in distribution could materially and adversely impact our business, financial condition, and results of operations.

Consolidation of distributors or other industry changes could also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

Competition could adversely affect our market share and financial results.

In some markets, we face competitors that are larger, have greater financial resources or greater market share, have better brand recognition, offer a broader range of products, or have higher crediting rates. Our competitors include major stock and mutual insurance companies, private equity-backed insurance companies, mutual fund organizations, banks, and other financial services companies. In recent years, increased private equity and venture capital investments as well as substantial consolidation and convergence among companies in the insurance and financial services industries resulted in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours. These companies and firms compete with us for customers, distribution partners, and employees. Increased consolidation among banks and other financial services companies could create firms with stronger competitive positions, negatively impact the insurance industry’s sales, increase competition for access to third-party distributors, result in greater distribution expenses and impair our ability to market our annuities to our current customer base or expand our customer base.

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

Our products and companies are subject to extensive and potentially conflicting state and federal tax, securities, broker-dealer and broker licensing, insurance and employee benefit plan laws and regulations in the jurisdictions in which we operate. These laws and regulations are complex and subject to change. We are monitoring known regulatory actions that could potentially impact our business; however, at this time, we cannot predict what form those regulations may take or their potential impact. The recent change in executive administration in the federal government adds to the uncertainty of policy and regulatory direction. Any of these laws and regulations, existing or in the future, could have an unknown or material adverse impact on us. See, "Item 1. Business—Regulation" for additional discussion on the impact of such laws and regulations.

Moreover, these laws and regulations are administered and enforced by a number of different governmental and self- regulatory authorities, including state insurance regulators, state securities administrators, the SEC, FINRA, the DOL, the U.S. Department of Justice, the U.S. Internal Revenue Service and state attorneys general, each of which exercises a degree of interpretive latitude. Failure to adhere to these laws and regulations, or respond to changes in them, could result in regulatory action including fines, restrictions in our ability to sell our products, and reputational impact.

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

The NAIC established model regulations that provide minimum capitalization requirements for insurance companies based on risk-based capital formulas. Each of our U.S. insurance subsidiaries is subject to RBC standards or other minimum regulatory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. A failure to meet these requirements could subject our subsidiaries to further examination or corrective action imposed by insurance regulators, including limitations on their ability to write additional business, increased regulatory supervision, seizure or liquidation. Any corrective action imposed could cause a material adverse effect on our business, financial well-being and financial performance.

A decline in the RBC ratio of one or more of our insurance subsidiaries, whether or not it results in a failure to meet applicable RBC requirements, could limit our insurance subsidiaries’ ability to make dividends or distributions to us, could result in a loss of customers or new business, or could influence ratings agencies to downgrade financial strength ratings, each of which could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

In any particular year, total adjusted capital amounts and RBC ratios could change due to a variety of factors, including:

•the amount of statutory earnings generated by the insurance subsidiary,
•the amount of additional capital that an insurer must hold to support business growth,
•equity, interest rate, and credit market conditions,
•the value and credit ratings of certain fixed income and equity securities in an insurance subsidiary's investment portfolio, or
•changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies.

Part I | Item 1A. Risk Factors
In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of capital our insurance subsidiaries should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital market conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that an insurance subsidiary is required to hold could materially increase. Any of these would decrease the total adjusted capital available for use in calculating an RBC ratio. To the extent that an insurance subsidiary’s RBC ratio is deemed to be insufficient, we may seek to take actions either to increase the insurance subsidiary’s capitalization or reduce the capitalization requirements. If we were unable to accomplish those actions, the rating agencies could view this as a reason for a ratings downgrade.

Changes in U.S. federal income or other tax laws or the interpretation of tax laws could affect sales of our products, cash flows, and profitability.

The annuity products that we market generally provide the customer with certain federal income tax advantages. For example, policyholders of annuity contracts funded with after-tax dollars (“non-qualified”) are able to defer federal income taxation on any gain until received. With other savings investments, such as certificates of deposit and taxable bonds, the increase in value is generally taxed each year as it is realized. Additionally, life insurance death benefits are generally exempt from income tax.

From time to time, proposed tax law changes could, for example, eliminate all or a portion of the income tax advantages described above for annuities and life insurance. If legislation were enacted to reduce or eliminate the tax deferral for annuities, such a change would have an adverse effect on our ability to sell our annuities. Moreover, if the treatment of annuities were changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender or rollover their contracts. These tax law changes, if implemented, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In 2023, the Inflation Reduction Act of 2022 (“IRA”) established a new 15 percent corporate alternative minimum tax (“CAMT”) on large applicable corporations. The Company is a large applicable corporation and is subject to the tax each year starting in 2023. The implementation of the CAMT contemplates that the U.S. Department of Treasury issues final regulatory guidance. It remains difficult to predict the specific final guidance or the definition of adjusted financial statement income. In the absence of further guidance, despite our federal net operating loss and foreign tax credit carryforwards, we may be required to pay tax equal to 15 percent of our pre-tax financial statement income, as adjusted by the CAMT, which includes certain items that are non-economic and can fluctuate significantly based on the movement of interest rates and equity markets. The CAMT, including the potential impacts of pending regulatory guidance, and any potential future increase in the U.S. corporate income tax rate could have a material adverse effect on our results of operations and cash flows.

Our investment advisory agreements with clients are subject to termination or non-renewal on short notice.

Our investment advisory subsidiaries’ written investment management agreements with their clients are terminable without penalty at any time or upon relatively short notice by either party. Moreover, our investment advisory subsidiaries’ investment management agreements with SEC-registered investment companies (each, an “RIC”), including the RICs affiliated with Jackson that serve as the sole investment options for our variable annuities, may be terminated at any time, without payment of any penalty, by each RIC’s Board of Trustees (including a majority of the independent trustees) or by vote of a majority of the outstanding voting securities of the RIC on not more than 60 days’ notice. The investment management agreements pursuant to which our investment advisory subsidiaries manage RICs must be renewed and approved by each RICs’ Boards of Trustees or by vote of a majority of the outstanding voting securities of the RIC (including a majority of each RIC’s independent trustees) annually. A significant majority of an RIC’s trustees are independent. Consequently, the Board of Trustees of each RIC may not approve the investment management agreement each year or may condition its approval on revised terms that are materially adverse to us.

Part I | Item 1A. Risk Factors
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

Regulators continue to propose and adopt fiduciary rules, best interest standards and other similar laws and regulations applicable to the sale of annuities. These rules, standards, laws, and regulations generally require financial professionals providing investment recommendations to act in the client’s best interest or put the client’s interest ahead of their own interest. We face uncertainty regarding the adoption of these rules and regulations and the SEC, the DOL, and state insurance departments could adopt potentially conflicting or overlapping standards. Changes in these standards, rules and laws could lead to changes to our compensation practices and product offerings and increase our litigation risk, which could adversely affect our results of operations and financial condition. See “Item 1. Business—Regulation—Federal Initiatives.”

Changes in accounting standards could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Our consolidated financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Changes to U.S. GAAP could affect the way we account for and report significant areas of our business, impose special demands on us in areas of governance, associate training, internal controls and disclosures, and affect how we manage our business. To the extent that such changes affect income, expenses, assets, liabilities or shareholders’ equity, they could adversely affect rating agency metrics and could consequently adversely impact our financial strength ratings and our ability to incur new indebtedness or refinance our existing indebtedness. See Note 2 of the Notes to Consolidated Financial Statements for a description of recently adopted and pending changes in accounting principles.

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

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our business, including the risk of class action lawsuits, arbitration claims, government subpoenas, regulatory investigations, examinations, actions, and other claims. Given the inherent unpredictability of litigation, the unfavorable resolution of one or more pending litigation matters, or future litigation or actions, inquiries, investigations or examinations, could have a material adverse effect on our business, financial well-being and financial performance. Even if we ultimately prevail in any litigation, arbitration, or any action or investigation by governmental authorities or regulators, we could suffer significant reputational harm, which could have a material adverse effect on our business, financial well-being and financial performance. See Note 16 of the Notes to Consolidated Financial Statements for further information.

Part I | Item 1A. Risk Factors
Risks Related to Information Technology, Security and Data

Our information technology systems could fail, which could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business operations depend on the ability to process large numbers of transactions for numerous and diverse products, which requires the effective operation of our information technology systems. We employ a large number of complex and interconnected information technology and finance systems, models, and user developed applications in our processes to support our business operations. We also have arrangements in place with third-party suppliers and other service providers with whom we share and receive information. We could experience significant impacts to our business operations if our technology lacks sufficient system capacity, scalability, stability, or if they underperform, or if our data or technology systems suffer an outage impacting availability, due to a disaster or cyberattack. Our systems change management controls may not work as designed, which could result in an unintended change being introduced into a production environment resulting in unexpected effects on functionality, or experience limited availability of one or more systems or devices, or our ability to recover data might be hindered by the impact of a ransomware attack, any or all of which could cause material disruption to normal business operations.

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

Increased cybersecurity threats and computer crime also pose a risk of litigation, regulatory investigations, and other penalties. Data privacy is subject to frequently changing rules and regulations regarding the handling of personal data. Any breach in the security of our information technology systems could result in the disclosure or misuse of confidential or proprietary business information, including sensitive customer, supplier, or associate data maintained in the ordinary course of our business. Any such event, or any failure to comply with these data privacy requirements or other laws in this area, could cause damage to our reputation, result in loss of revenue, and could result in legal liability or penalties. In addition, we could incur large expenditures to investigate, remediate, and recover networks or information systems and protect against similar future events.

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

Part I | Item 1A. Risk Factors
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

The use of artificial intelligence processes may result in errors in analysis and decision-making that could cause adverse effects on our business, financial condition, results of operations and cash flows.

Artificial intelligence (“AI”) is an evolving technology that potentially offers opportunities for businesses to gain efficiencies, pursue growth, or improve customer, employee or other stakeholder experiences. We are selectively exploring the use of AI where it can provide meaningful benefit to our business and have established processes to review and help detect AI newly introduced in existing technology platforms and services; however, the risk remains that there could be embedded AI features that remain undisclosed or undetected. The use of AI could result in unintended consequences such as biased, discriminatory or otherwise unfair decision-making, misrepresent data leading to negative impacts on decision-making, or be subject to cyberattacks. Such consequences should any materialize, could result in a material adverse effect on our business, regulatory fines and impact to our reputation. In addition, new and currently unforeseeable regulatory issues could also arise due to the developing and uncertain regulatory environment around AI.

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

We face exposure from the effects of natural or man-made catastrophic events (such as natural disasters, pandemics, cyberattacks, acts of terrorism, civil unrest, and other catastrophes), and other external events. These risks could also adversely impact us through our distribution partners and our third-party relationships that provide outsourcing services such as policy administration, technology, and data hosting and administration.

Jackson could suffer a major and prolonged business interruption impacting its ability to deliver on its commitments to customers and other stakeholders, due to a disruption to the communication or utility infrastructures, availability or accessibility of our business locations or people due to a variety of natural or man- made events or actions. If associates are unable to perform regular business operations, we could suffer a significant business interruption, negatively impacting customers or other stakeholders.

Part I | Item 1A. Risk Factors
Our inability to recruit, motivate and retain key associates and experienced and productive associates could cause a material adverse effect on our business, financial condition, and results of operations.

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

We rely on the performance and operations of a number of third-party relationships providing services including back-office support, information technology infrastructure, customer facing operations and services, product distribution and services (including through digital channels), and investment operations. Failure to adequately oversee our third-party partners, or the failure of a partner (or of its information technology and operational systems and processes) could result in significant disruption to business operations impacting customers, and could have adverse reputational, regulatory and legal implications, thereby causing a material adverse effect on our business, financial well-being and financial performance.

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

We may not meet investors’ or regulators’ corporate responsibility expectations; and our customers, prospective investors or shareholders, or those considering such a relationship with us, may negatively evaluate our business or other practices according to a variety of corporate responsibility expectations.

Some of our regulators have proposed corporate responsibility rules or announced that they intend to review our practices against corporate responsibility standards; others may yet do so. Our investors or other stakeholders may evaluate our practices by corporate responsibility criteria that are continually evolving and not always clear. These standards and expectations may also reflect contrasting or conflicting values or agendas. Our decisions or priorities must necessarily and simultaneously consider our business goals and interests. We define our own corporate purpose, in part, by the sustainability of our practices and our impact on all our stakeholders. Our practices may not change in the way or at the rate stakeholders expect. As a result, our efforts to conduct our business in accordance with expectations may involve compromises, at least in the short run. We may fail to meet our corporate responsibility commitments. Our policies and processes to evaluate and manage corporate responsibility expectations in coordination with other business priorities may not be completely effective or satisfy investors, regulators, or other stakeholders. We may face adverse regulatory, investor, or other stakeholder scrutiny resulting in business, reputational, or legal challenges.

Part I | Item 1A. Risk Factors
We could face direct or indirect effects of, or responses to, climate change.

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

Stock markets are subject to volatility unrelated to the operating performance of particular companies. These broad market fluctuations could adversely affect the trading price of our common stock. In addition, the market price of our common stock could fluctuate significantly due to, among other factors, our results of operations and any capital markets activities, investors’ perceptions of us relative to other companies in the insurance industry and other industries, and actions on the part of regulators or rating agencies.
Applicable insurance laws could make it difficult to effect a change of control of our Company.

The insurance laws and regulations of the various states in which our insurance subsidiaries are organized could delay or impede a business combination involving us. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. These regulatory restrictions could delay, deter, or prevent a potential merger or sale of our company, even if JFI's Board of Directors decides that it is in the best interests of shareholders for us to merge or be sold. These restrictions also could delay sales by us or acquisitions by third parties of our insurance subsidiaries.

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

Our certificate of incorporation and by-laws could also make it difficult for shareholders to replace or remove our management. Furthermore, the existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions could facilitate management entrenchment that could delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our shareholders.

Part I | Item 1A. Risk Factors
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

Part I | Item 1C. Cybersecurity
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

Cybersecurity Incidents

We are not aware of any material cybersecurity events that are likely to have a material effect on our business strategy, results of operation or financial condition.

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

Our Information Security and Privacy Team includes over 70 full-time positions with at least 50% of our associates holding relevant industry certifications, such as the Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), and Certified Information Privacy Professional (CIPP). All associates and contractors with access to our Company’s systems receive comprehensive initial and ongoing annual training on responsible information security, data security, and cybersecurity practices and how to protect against cyber threats.

Part I | Item 1C. Cybersecurity
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

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. All of our offices include operations across all of our reportable segments.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see Note 16 - Commitments and Contingencies of the Notes to Consolidated Financial Statements included under Item 8. Financial Statements and Supplementary Data of this Form 10-K, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Part II | Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Jackson Financial's common stock is listed on the NYSE under the symbol, "JXN", and began trading on September 20, 2021. Prior to that date, there was no public trading market for our common stock. As of February 18, 2025, the approximate number of shareholders of record at the close of business on that date was 1,100 and the approximate number of beneficial owners was 84,600.

Equity Compensation Plans

Our table of equity compensation plans is incorporated from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
October 1, 2024 - October 31, 2024
Share repurchase program	469,244	$98.05	469,244	$686
Employee transactions (2)	—	—	N/A	N/A

November 1, 2024 - November 30, 2024
Share repurchase program	261,631	103.14	261,631	659
Employee transactions (2)	3,084	113.74	N/A	N/A

December 1, 2024 - December 31, 2024
Share repurchase program	243,449	93.64	243,449	636
Employee transactions (2)	6,808	98.89	N/A	N/A

Totals
Share repurchase program	974,324		974,324
Employee transactions (2)	9,892		N/A
	984,216		974,324

(1) On August 1, 2024, our Board of Directors authorized an increase of $750 million in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of February 18, 2025, the Company had remaining authorization to purchase $568 million of its common shares. For more information on common stock repurchases and our existing share repurchase authorization, see Item 8. Financial Statements and Supplementary Data - Note 24 - Equity of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
(2) Includes shares withheld pursuant to the terms of awards under the Company's 2021 Omnibus Incentive Plan to cover tax withholding obligations that occur upon vesting and release of shares, which are treated as share repurchases. The value of the shares withheld is the closing price of common stock of Jackson Financial on the date the relevant vesting date occurs; or, if the shares vest on a non-trading day, then the value of the shares withheld is based on the closing stock price from the trading day immediately prior to the vesting date.

Part II | Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Common Stock Performance Graph

The graph and table, below, compare the total return on our common stock with the total return on the S&P Global Ratings (“S&P”) 500, S&P 500 Insurance, S&P 500 Financials, and S&P Insurance Index Select Industry Total Return indices, respectively, between September 20, 2021 (the date that our common stock commenced regular way trading on the NYSE) through December 31, 2024. The graph and table show the total return on a hypothetical $100 investment in (i) our shares of common stock on September 20, 2021, including the reinvestment of all dividends and (ii) each index on September 20, 2021.

	9/20/2021	12/31/2021	12/31/2022	12/31/2023	03/31/2024	06/30/2024	09/30/2024	12/31/2024
Jackson Financial Inc.	$100.00	$162.50	$141.65	$226.00	$296.05	$335.60	$415.69	$398.78
S&P 500 Index	100.00	109.37	88.11	109.46	120.58	125.31	132.24	134.97
S&P 500 Insurance Index	100.00	107.51	116.26	124.78	145.02	141.00	159.87	155.81
S&P 500 Financial Index	100.00	106.77	93.58	102.88	115.20	112.39	123.87	132.13
S&P Insurance Index Select Industry Total Return (1)	100.00	109.16	113.34	127.55	147.80	142.12	162.24	162.63

(1) The Company elected in 2024 to change the industry peer group index to the S&P Insurance Index Select Industry Total Return Index (the "Industry Total Return Index") from the S&P Insurance Select Industry Index. The indices are calculated in the same manner, except that the Industry Total Return Index includes dividends, which we believe provides a more complete picture of cumulative return. Based on a hypothetical $100 investment on September 20, 2021, the S&P Insurance Select Industry Index would have shown the following total return: $106.97 at December 31, 2021, $108.77 at December 31, 2022, $120.00 at December 31, 2023, $138.38 at March 31, 2024, $132.45 at June 30, 2024, $150.62 at September 30, 2024, and $150.27 at December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following executive summary of Management’s Discussion and Analysis of Financial Condition and Results of Operation highlights selected information and may not contain all the information that is important to current or potential investors in our securities. You should read this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "Form 10-K") in its entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

Discussion related to the Company's comparison of 2023 results to 2022 results of operations has been omitted in this Form 10-K. The Company's comparison of 2023 results to 2022 results is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024, (the "2023 Annual Report"), under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Jackson Financial Inc. (“Jackson Financial” or “JFI”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company. Jackson Financial, domiciled in the state of Delaware, United States (“U.S.”), previously was a subsidiary of Prudential plc (“Prudential”), London, England and was the holding company for Prudential’s U.S. operations. On September 13, 2021, the Company demerged from Prudential (the "Demerger"). Jackson Financial’s primary operating subsidiary, Jackson National Life Insurance Company ("Jackson"), is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index, fixed and variable annuities), and various protection products, primarily whole life, universal life, variable universal life and term life insurance products in all 50 states and the District of Columbia.

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

We experience net income volatility because we do not directly use hedging to offset the movement in our U.S. generally accepted accounting principles ("U.S. GAAP") market risk benefit liabilities as market conditions change from period to period. Our core dynamic hedging program seeks to offset changes in the economic liability associated with variable annuity guaranteed benefits due to equity market and interest rate movements, while our macro hedging program seeks to provide additional liquidity and statutory capital protection as needed. As a result, the changes in the fair value of the derivatives used as part of our overall hedging program are not expected to match the movements in the market risk benefit liabilities resulting in volatility from changes in fair value recorded to net income. Accordingly, we evaluate and manage the performance of our business using Adjusted Operating Earnings, a non-GAAP financial measure that reduces the impact of market volatility by excluding changes in fair value of freestanding and embedded derivative instruments, market risk benefits and other items. See “Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Executive Summary
We manage our business through three segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report in Corporate and Other activities and items that are not included in those three segments, including the results of PPM Holdings, Inc., the parent holding company of PPM America Inc. ("PPM"), that manages the majority of our general account investment portfolio. See Item 8. Financial Statements and Supplementary Data — Note 3 - Segment Information of the Notes to Consolidated Financial Statements for further information on our segments.

An understanding of several key operating measures, including sales, account value, net flows, benefit base and assets under management ("AUM"), is helpful in evaluating our results. See “Key Operating Measures” below. Finally, we are affected by various economic, industry and regulatory trends, which are described below under “Macroeconomic, Industry and Regulatory Trends.”

The table below presents selected financial and operating measures:

	Years Ended December 31,
	2024	2023
	(in millions, except percentages)
Total Sales	$19,849	$13,898
Assets Under Management ("AUM")	324,718	315,838
Net income (loss) attributable to Jackson Financial Inc. common shareholders	902	899
Adjusted Operating Earnings (1)	1,443	1,073
Capital Returned to Common Shareholders	631	464
Return on Equity ("ROE") Attributable to Common Shareholders	9.4%	10.3%
Adjusted Operating ROE Attributable to Common Shareholders on average adjusted book value (1)	12.9%	10.6%
Jackson statutory risk-based capital ratio(2)	572%	624%

(1) Non-GAAP Financial Measure. See “Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.
(2) Based on a Company Action Level basis.

Recent Events of Note

•Capital Returned to Common Shareholders: Since January 1, 2024 through December 31, 2024, we have returned $631 million to our common shareholders, consisting of $216 million in dividends and $415 million in common share repurchases. Our capital return target for common shareholders for 2025 is $700-$800 million. Share repurchases, net of issuances for our share-based compensation, have reduced our outstanding shares of common stock from 78,660,221 at December 31, 2023 to 73,380,643 at December 31, 2024. See Item 8. Financial Statement and Supplementary Data — Note 24 - Equity of the Notes to Consolidated Financial Statements for further information on our share repurchases.

•Free Capital Generation and Free Cash Flow:
◦Our free capital generation during 2024 exceeded $1 billion. Free capital generation represents Jackson’s aggregate statutory basis after-tax income from operations, realized gains (losses), unrealized gains (losses), and other surplus adjustments, adjusted for the change in Company Action Level required capital (CAL) for Jackson calibrated to a 425% RBC ratio. We expect free capital generation in 2025 to exceed $1 billion, under normal market conditions. As explained below under “Liquidity and Capital Resources – Holding Company Liquidity” and “- Distributions from Our Insurance Subsidiaries,” the payment of dividends or distributions from our capital generation is limited by applicable laws and regulations.
◦The free cash flow at Jackson Financial (Parent Company only) during 2024 was $767 million. Free cash flow is a non-GAAP financial measure calculated as the difference between cash received by Jackson Financial from its subsidiaries less holding company expenses and other, net. See “Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliation to the most comparable U.S. GAAP measure.

•Brooke Life Reinsurance Company (“Brooke Re”): During the first quarter of 2024, Jackson entered into a 100% coinsurance with funds withheld reinsurance transaction with Brooke Re with all economics of the transaction

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Executive Summary
effective as of January 1, 2024. Jackson and Brooke Re are both direct subsidiaries of Brooke Life. The transaction primarily provides for the cession from Jackson to Brooke Re of liabilities associated with certain guaranteed benefit riders under variable annuity contracts and similar products of Jackson (“market risk benefits”), both in-force on the transaction effective date and written in the future (i.e., on a “flow” basis) as well as related future fees, claims and other benefits, and maintenance expenses in exchange for a ceding commission for the in-force business. Jackson retains the variable annuity base contract, the annuity contract administration of the ceded business, and responsibility for investment management of the assets in the funds withheld account supporting the ceded liabilities. Brooke Re recorded a ceding commission of approximately $1.2 billion to Jackson in connection with the execution of the reinsurance transaction. The reinsurance transaction eliminates upon consolidation at JFI. Holding company liquidity at JFI was not impacted by the transaction.

Brooke Re is a Michigan captive insurer regulated by the Michigan Department of Insurance and Financial Services and created in the first quarter of 2024 for the express purpose of serving as the counterparty to the reinsurance transaction with Jackson described above. Brooke Re was capitalized with assets contributed from Brooke Life of approximately $1.9 billion originating from Jackson as a return of capital to Brooke Life. Brooke Re utilizes a modified U.S. GAAP approach for regulatory reporting purposes primarily related to market risk benefits, with the intent to increase alignment between assets and liabilities in response to changes in economic factors.

The transaction and related modified U.S. GAAP approach mitigate the impact of the cash surrender value floor on Jackson’s total adjusted capital, statutory required capital, and risk-based capital ("RBC") ratio and enables more efficient economic hedging of the underlying risks of Jackson’s business. This outcome serves the interests of policyholders by protecting statutory capital through diminished non-economic hedging and related costs. Overall, this transaction allows us to optimize our hedging, stabilize capital generation, and produce more predictable financial results going forward.

•2024 Annual Actuarial Assumption Updates and Model Enhancements: Consistent with prior years, we completed our annual actuarial assumptions review in the fourth quarter of 2024. See “Policy and Contract Liabilities – Actuarial Assumption Updates and Model Enhancements” below and Item 8. Financial Statements and Supplementary Data -- Note 12 - Market Risk Benefits of Notes to Consolidated Financial Statements for further information regarding the notable assumption updates included in the MRB calculation.

The following table reflects the impacts from our annual assumption review to Pretax Income (Loss) for the periods presented:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Assumption Review Impact:
Net gains (losses) on derivatives and investments	$15	$(8)	$(1)
Total assumption review impact on Total Revenues	15	(8)	(1)

Death, other policy benefits and change in policy reserves, net of deferrals	$(4)	$21	$8
(Gain) loss from updating future policy benefits cash flow assumptions, net	30	41	(46)
Market risk benefits (gains) losses, net	434	398	485
Amortization of deferred acquisition costs	—	(2)	—
Total assumption review impact on Total Benefits and Expenses	460	458	447

Total assumption review impact on Pretax Income (Loss)	$(445)	$(466)	$(448)

The following table reflects the impacts from our annual assumption review to segment Pretax Adjusted Operating Earnings for the periods presented:

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Executive Summary

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Assumption Review Impact on Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$42	$—	$(9)
Closed Life and Annuity Blocks	(68)	(60)	47
Total assumption review impact on Pretax Adjusted Operating Earnings	$(26)	$(60)	$38

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

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Sales
Variable annuities	$10,561	$9,540	$13,638
RILA	5,674	2,890	1,811
Fixed Index Annuities	181	210	126
Fixed Annuities(1)	1,433	193	162
Total Retail Annuity Sales	17,849	12,833	15,737

Total Institutional Product Sales	2,000	1,065	2,398

Total Sales	$19,849	$13,898	$18,135

(1) Includes payout annuities

Higher retail annuity sales for the year ended December 31, 2024, were primarily due to increased RILA and fixed annuity sales in 2024. Sales in the fixed annuity market, particularly in the third quarter 2024, were robust as consumers looked to lock in crediting rates during a period with declining interest rates. While we expect our distribution efforts to continue to deliver higher levels of fixed annuity sales going forward, we expect near-term volumes will be below third quarter 2024 levels. In addition, sales of our institutional products were higher for the year ended December 31, 2024, reflecting our opportunistic approach to this business, which depends on both the risk-adjusted return on investment opportunities available and the prevailing cost of funding required by purchasers.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Key Operating Measures
Account Value

Account value ("AV") generally equals the account value of our variable annuities, RILA, fixed index annuities, fixed annuities, interest sensitive life, and institutional products. It reflects the total amount of customer invested assets that have accumulated within a respective product and equals cumulative customer contributions, which includes gross deposits or premiums, plus accrued credited interest plus or minus the impact of equity market movements, as applicable, less withdrawals and various fees. We believe account value is a useful metric in providing an understanding of, among other things, the sources of potential fee and spread income generation, potential benefit obligations and risk management priorities.

	December 31,
	2024	2023
	(in millions)
Account Value
GMWB For Life	$171,745	$166,688
GMWB	6,165	6,092
GMIB	1,218	1,352
GMAB	35	—
No Living Benefits	56,894	53,645
Total Variable Annuity Account Value	236,057	227,777

RILA	11,685	5,219

Fixed Index Annuity (1)	816	622
Fixed Annuity (1)	2,515	1,218
Total Fixed & Fixed Index Annuity Account Value (1)	3,331	1,840

Payout Annuity(1)	$592	$629

Total Retail Annuities Account Value(1)	$251,665	$235,465

Total Institutional Products Account Value	$8,384	$8,406

Total Closed Life and Annuity Blocks Account Value (1)	$7,692	$8,032

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

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Net Flows:
Variable Annuity	$(18,615)	$(9,277)	$(2,407)
RILA	5,481	2,820	1,803
Fixed Index Annuity (1)	143	199	124
Fixed Annuity (1)	1,302	(11)	90
Payout Annuity (1)	(55)	(69)	(79)
Total Retail Annuities Net Flows (1)	(11,744)	(6,338)	(469)
Net flows ceded to Athene	(3,830)	(4,063)	(3,182)
Total Retail Annuities net flows, gross of reinsurance	$(15,574)	$(10,401)	$(3,651)

Total Institutional Products Net Flows	$(270)	$(985)	$40

Total Closed Life and Annuity Blocks Net Flows (1)	$(309)	$(273)	$(270)
(1) Net of reinsurance

Net flows, net of reinsurance, decreased for the year ended December 31, 2024, compared to the year ended December 31, 2023, driven by increased variable annuity surrenders and withdrawals due to some mature policies from higher sales years coming out of their surrender charge period, along with higher surrenders as guarantee benefits are less in the money during times of strong equity market performance. The more recent environment of higher interest rates and attractive annuity alternatives, such as RILA, combined with Jackson’s seasoned “out-of-the-money” book heightens exchange activity for us and the industry. The decrease in variable annuity net flows was partially offset by increased RILA and fixed annuity sales. Variable annuity net flows were more than offset by an increase in AUM, as defined below, due to market performance in 2024.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Key Operating Measures
Benefit Base

Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit and, therefore, may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of December 31, 2024 and 2023:

	Years Ended December 31,
	2024		2023
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$56,894	N/A	$53,645	N/A
By Guaranteed Living Benefits:
GMWB for Life	171,745	181,379	166,688	188,722
GMWB	6,165	5,076	6,092	5,348
GMIB (1)	1,218	1,561	1,352	1,799
GMAB	35	35	—	—
Total	$236,057	$188,051	$227,777	$195,869

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$29,519	N/A	$27,486	N/A
Return of Premium	181,132	132,612	174,841	137,287
Highest Anniversary Value ("HAV")	13,233	12,857	13,213	13,522
Rollup	3,234	4,108	3,347	4,484
Combination HAV/Rollup	8,939	9,682	8,890	10,057
Total	$236,057	$159,259	$227,777	$165,350
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

	December 31,
	2024	2023
	(in millions)
Jackson Invested Assets	$46,143	$44,068
Third Party Invested Assets (including CLOs)	28,278	29,043
Total PPM AUM	74,421	73,111
Total JNAM AUM	250,297	242,727
Total AUM	$324,718	$315,838

Total AUM increased for the year ended December 31, 2024, compared to the year ended December 31, 2023, driven primarily by an increase in separate account balances managed by JNAM due to positive equity market returns during the year.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Macroeconomic, Industry and Regulatory Trends
Macroeconomic, Industry and Regulatory Trends

We discuss a number of trends and uncertainties below that we believe could materially affect our future business performance, including our results of operations, our investments, our cash flows, and our capital and liquidity position. See Part IA. Risk Factors – “Risks Related to Conditions in Global Financial Markets and the Economy” and “Risks Related to Legal, Tax and Regulatory Matters” in this Form 10-K.

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

In the short- to medium-term, the potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. Our financial performance can be adversely affected by market volatility and equity market declines if fees assessed on the account value of our annuities fluctuate, hedging costs increase, or revenues decline due to reduced sales and increased outflows.

Equity Market Environment

Our financial performance is impacted by equity market performance. On our variable annuities, the fees we earn that are not associated with guaranteed benefits are mainly based on the account value, which changes with equity market levels. In addition, our hedges could be less effective in periods of large directional movements, or we could experience more frequent or more costly rebalancing in periods of high volatility, which would lead to adverse performance versus our hedge targets and increased hedging costs. Further, we also are exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance strongly correlates to the performance of the funds into which customers allocate their assets. We make available to customers funds where we believe we can transact in sufficiently correlated hedge assets, yet we anticipate some variance in the performance of our hedge assets and customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our hedge results relative to our hedge targets and U.S. GAAP results.

With the execution of the Brooke Re transaction in the first quarter of 2024, we are now able to largely moderate the impact of the cash surrender value floor going forward. In the past, our statutory total adjusted capital ("TAC") has been negatively impacted by rising equity markets due to minimum required reserving levels (i.e., the cash surrender value floor) when reserve releases are limited and unable to offset equity hedging losses. The risk-based capital, or RBC, ratio increased or decreased depending on the interaction between movements in TAC and movements in statutory required capital (the company action level, or "CAL”).

Interest Rate Environment

The interest rate environment has affected, and will continue to affect, our business and financial performance for the following reasons:

•Periods of rising interest rates impact investment-related activity, including investment income returns, net investment spread results, new money rates, mortgage loan prepayments, and bond redemptions. Rising interest rates also impact the hedging results of our variable annuity business as the market values of interest rate hedges decline, thereby driving hedging losses. We would expect lower hedging costs and reduced levels of hedging going forward after such an increase in rates. Further, we expect near-term hedging losses from rising rates may be more than offset by changes in the fair value of the related guaranteed benefit liabilities, which are reduced with an increase in interest rates.

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

•With the execution of the Brooke Re transaction in the first quarter of 2024, we are now able to largely moderate the impact of the cash surrender value floor going forward. In the past, our statutory TAC may have been negatively impacted by rising interest rates due to minimum required reserving levels (i.e., the cash surrender value floor) when reserve releases are limited and unable to offset interest rate hedging losses. The RBC ratio increased or decreased depending on the interaction between movements in TAC and movements in CAL.

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

OTTI in our underlying investments would reduce our insurance company subsidiaries' regulatory capital. Also, shifts in the credit quality or credit rating downgrades of our investments as a result of stressed credit conditions may impact the level of regulatory required capital for our insurance company subsidiaries. As such, significant credit rating downgrades along with elevated defaults and OTTI losses would negatively impact our RBC ratio, which could impact available dividends from our insurance subsidiaries.

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

Regulatory Policy

We operate in a highly regulated industry. Our insurance company subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. New federal and state regulations could impact our business model, including regulatory reserve and capital requirements. Our ability to respond to changes in regulation and other legislative activity is critical to our long-term financial performance. The following regulations could materially impact our business:

Department of Labor Fiduciary Advice Rule

See Part I, Item I Business—Regulation—"Federal Initiatives Impacting Insurance Companies—Department of Labor’s Fiduciary Advice Rule" for a discussion of the 2024 Fiduciary Advice Rule.

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

1.Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) net gains (losses) on hedging instruments which includes: (a) changes in the fair value of freestanding derivatives, and related commissions and expenses, used to manage the risk associated with market risk benefits and other guaranteed benefit features, excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; and (b) investment income and change in fair value of certain non-derivative assets used to manage the risk associated with market risk benefits and other guaranteed benefit features; and (iii) the movements in reserves, market risk benefits, guaranteed benefit features accounted for as embedded derivative instruments, and related claims and benefit payments (excluding impacts of actuarial assumption updates and model enhancements). We believe excluding these items removes the impact to both revenue and related expenses associated with Net Hedging Results.

2.Amortization of DAC associated with non-operating items at date of transition to LDTI: Amortization of the balance of unamortized deferred acquisition costs, at January 1, 2021, the date of transition to current Long Duration Targeted Improvements ("LDTI") accounting guidance, associated with items excluded from pretax adjusted operating earnings prior to transition.

3.Actuarial Assumption Updates and Model Enhancements: The impact on the valuation of MRBs and embedded derivatives arising from our annual actuarial assumption updates and model enhancements review.

4.Net Realized Investment Gains and Losses: Comprised of: (i) realized investment gains and losses associated with the periodic sales or disposals of securities, excluding those held within our trading portfolio, and (ii) impairments of securities, after adjustment for the non-credit component of the impairment charges.

5.Change in Value of Funds Withheld Embedded Derivative and Net investment income on funds withheld assets: Composed of: (i) the change in fair value of funds withheld embedded derivatives, and (ii) net investment income on funds withheld assets related to funds withheld reinsurance transactions.

6.Other items: Comprised of: (i) the impact of investments that are consolidated in our financial statements due to U.S. GAAP accounting requirements, such as our investments in collateralized loan obligations (CLOs), but for which the consolidation effects are not consistent with our economic interest or exposure to those entities, and (ii) one-time or other non-recurring items, such as costs relating to our separation from Prudential.

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

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Non-GAAP Financial Measures
The following is a reconciliation of Adjusted Operating Earnings to net income (loss) attributable to Jackson Financial common shareholders, the most comparable U.S. GAAP measure:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Net income (loss) attributable to Jackson Financial Inc common shareholders	$902	$899	$6,186
Add: dividends on preferred stock	44	35	—
Add: income tax expense (benefit)	46	4	1,505
Pretax income (loss) attributable to Jackson Financial Inc	992	938	7,691
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(3,122)	(3,125)	(3,077)
Net (gains) losses on hedging instruments	5,856	4,651	2,744
Market risk benefits (gains) losses, net	(4,243)	(4,295)	(4,021)
Net reserve and embedded derivative movements	1,224	779	221
Total net hedging results	(285)	(1,990)	(4,133)
Amortization of DAC associated with non-operating items at date of transition to LDTI	541	591	658
Actuarial assumption updates and model enhancements	419	406	486
Net realized investment (gains) losses	11	554	359
Net realized investment (gains) losses on funds withheld assets	1,052	1,801	(2,186)
Net investment income on funds withheld assets	(1,024)	(1,174)	(1,254)
Other items	(28)	39	22
Total non-operating adjustments	686	227	(6,048)
Pretax adjusted operating earnings	1,678	1,165	1,643
Less: operating income tax expense (benefit)	191	57	189
Adjusted operating earnings before dividends on preferred stock	1,487	1,108	1,454
Less: dividends on preferred stock	44	35	—
Adjusted operating earnings	$1,443	$1,073	$1,454

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

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Non-GAAP Financial Measures
The following is a reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity and a comparison of Adjusted Operating ROE Attributable to Common Shareholders to ROE Attributable to Common Shareholders, the most comparable U.S. GAAP measure:

	Years Ended December 31,
	2024	2023	2022
	(in millions, except percentages)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$902	$899	$6,186
Adjusted Operating Earnings	1,443	1,073	1,454

Total shareholders' equity	$9,764	$10,170	$8,646
Less: Preferred stock	533	533	—
Total common shareholders' equity	9,231	9,637	8,646

Adjustments to total common shareholders’ equity:
Exclude AOCI attributable to Jackson Financial Inc. (1)	1,925	1,196	1,272
Adjusted Book Value Attributable to Common Shareholders	$11,156	$10,833	$9,918

ROE Attributable to Common Shareholders	9.4%	10.3%	69.7%
Adjusted Operating ROE Attributable to Common Shareholders on average equity	12.9%	10.6%	16.2%

(1) Excludes $(1,597) million, $(1,612) million and $(2,106) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of December 31, 2024, 2023 and 2022, respectively, which are not attributable to Jackson Financial Inc. and are therefore not included as an adjustment to total shareholders’ equity in the reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity.

Free Cash Flow

Free cash flow is Jackson Financial Inc. (Parent Company only) net cash provided by (used in) operating activities less preferred stock dividends and capital contributions to PPM or other subsidiaries, plus the return of capital from subsidiaries. Free cash flow should not be used as a substitute for Jackson Financial’s net cash provided by (used in) operating activities in accordance with U.S. GAAP. However, we believe these adjustments are useful to gaining an understanding of our overall available cash flow at Jackson Financial for return of capital to common shareholders or other corporate initiatives.

	Years Ended December 31,
	2024	2023
	(in millions)
Dividends and distributions to parent (1)	$875	$600
Jackson Financial expenses and other, net	(108)	(102)
Free Cash Flow	$767	$498
(1) Cash distributed to Jackson Financial includes cash dividends and distributions of $785 million and interest payments on surplus notes of $90 million to Jackson Financial from its subsidiaries for the year-ended December 31, 2024 and includes cash dividends and distributions of $510 million and interest payments on surplus notes of $90 million to JFI from its subsidiaries for the year-ended December 31, 2023.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Non-GAAP Financial Measures
The following is a reconciliation of Jackson Financial net cash provided by operating activities (Parent Company only), the most comparable U.S. GAAP measure, to Free Cash Flow:

	Years Ended December 31,
	2024	2023
	(in millions)
Jackson Financial, Inc. Net cash provided by operating activities (Parent Company Only)	$51	$398

Adjustments from net cash provided by operating activities to free cash flow:
Capital distributions from subsidiaries	785	150
Capital contributed to PPM	(25)	(15)
Dividends on preferred stock	(44)	(35)
Total adjustments	716	100
Free cash flow	$767	$498

Free Cash Flow Comprised of:
Capital distributions from subsidiaries	$785	$150
Dividends from subsidiaries	—	360
Interest on surplus note from subsidiary	90	90
Cash distributed to Jackson Financial	875	600

Parent company expenses	(124)	(118)
Net investment income and other income	24	28
Other, net	(8)	(12)
Jackson Financial expenses and other, net	(108)	(102)
Free cash flow	$767	$498

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Consolidated Financial Statements and the related notes elsewhere in this report:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Revenues
Fee income	$8,083	$7,680	$7,722
Premiums	146	147	132
Net investment income:
Net investment income excluding funds withheld assets	1,838	1,680	1,492
Net investment income on funds withheld assets	1,024	1,174	1,254
Total net investment income	2,862	2,854	2,746
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(6,812)	(5,864)	(3,023)
Net gains (losses) on funds withheld reinsurance treaties	(1,052)	(1,801)	2,186
Total net gains (losses) on derivatives and investments	(7,864)	(7,665)	(837)
Other income	44	67	85
Total revenues	3,271	3,083	9,848

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	868	965	1,062
(Gain) loss from updating future policy benefits cash flow assumptions, net	46	102	(34)
Market risk benefits (gains) losses, net	(3,809)	(3,897)	(3,536)
Interest credited on other contract holder funds, net of deferrals and amortization	1,110	1,145	866
Interest expense	101	109	98
Operating costs and other expenses, net of deferrals	2,825	2,549	2,432
Amortization of deferred acquisition costs	1,108	1,152	1,226
Total benefits and expenses	2,249	2,125	2,114
Pretax income (loss)	1,022	958	7,734
Income tax expense (benefit)	46	4	1,505
Net income (loss)	976	954	6,229
Less: Net income (loss) attributable to noncontrolling interests	30	20	43
Net income (loss) attributable to Jackson Financial Inc.	946	934	6,186
Less: Dividends on preferred stock	44	35	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$902	$899	$6,186

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Consolidated Results of Operations

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Pretax Income (Loss)

Our pretax income (loss) increased by $64 million to pretax income of $1,022 million for the year ended December 31, 2024, from $958 million for the year ended December 31, 2023, primarily due to:

•$403 million increase in fee income due to higher average separate account values compared to the prior year;
•$153 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to the impact of actuarial assumption updates, improved mortality, and lower other policyholder benefits. See "Policy and Contract Liabilities" below for further information regarding our actuarial assumption updates; and
•$35 million decrease in interest credited on contract holder funds, net of deferrals, primarily due to lower average fixed account balances in 2024, compared to the prior year.

These increases were largely offset by:

•$276 million increase in operating costs and other expenses, net of deferrals, primarily due to higher asset-based non-deferrable commissions, due to higher account values during 2024, an increase in incentive compensation expenses, and higher other commissions, net of deferrals, driven primarily by higher RILA sales in 2024;
•$199 million decrease in total net gains (losses) on derivatives and investments as shown in table below and driven by:

	Years Ended December 31,
	2024	2023	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(11)	$(554)	$543

Net gains (losses) on freestanding derivatives	(5,817)	(4,804)	(1,013)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(984)	(506)	(478)
Net gains (losses) on derivative instruments	(6,801)	(5,310)	(1,491)
Net gains (losses) on funds withheld reinsurance	(1,052)	(1,801)	749
Total net gains (losses) on derivatives and investments	$(7,864)	$(7,665)	$(199)

•Volumes of freestanding derivatives can significantly vary period over period and movements in those derivatives are subject to interest rate or equity market movements. The movements in interest rate hedges during 2024 were primarily driven by an increase in interest rates, compared to relatively flat interest rate movements in 2023. The movements in equity hedges during 2024 were primarily driven by slight increases in equity markets, compared to 2023.
•Embedded derivative movements were unfavorable primarily due to the impact of market increases on our growing RILA block during 2024, compared to the prior year.

•$88 million unfavorable movements in market risk benefits (gains) losses, net, primarily due to less favorable movements in equity volatility and fund performance, partially offset by more favorable changes in interest rates in 2024 compared to the prior year.

Income Taxes

Income tax expense increased $42 million to an expense of $46 million for the year ended December 31, 2024, from an expense of $4 million for the year ended December 31, 2023.

The provision for income tax in the current period led to an effective tax rate ("ETR") of 5% for the year ended December 31, 2024, compared to an ETR of 1% for the year ended December 31, 2023. The change in the ETR during the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to the relationship of the taxable income to the consolidated pre-tax income. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction and the utilization of foreign tax credits.

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

Pretax Adjusted Operating Earnings by Segment

The following table summarizes pretax adjusted operating earnings (non-GAAP) from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated U.S. GAAP basis. Also, see Item 8. Financial Statements and Supplementary Data — Note 3 - Segment Information of the Notes to Consolidated Financial Statements for further information regarding the calculation of pretax adjusted operating earnings:

	Years Ended December 31,
	2024	2023	2022
		(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$1,855	$1,364	$1,507
Institutional Products	96	69	79
Closed Life and Annuity Blocks	(9)	(95)	117
Corporate and Other	(264)	(173)	(60)
Pretax Adjusted Operating Earnings	1,678	1,165	1,643
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	3,122	3,125	3,077
Net gains (losses) on hedging instruments	(5,856)	(4,651)	(2,744)
Market risk benefits gains (losses), net	4,243	4,295	4,021
Net reserve and embedded derivative movements	(1,224)	(779)	(221)
Total net hedging results	285	1,990	4,133
Amortization of DAC associated with non-operating items at date of transition to LDTI	(541)	(591)	(658)
Actuarial assumption updates and model enhancements	(419)	(406)	(486)
Net realized investment gains (losses)	(11)	(554)	(359)
Net realized investment gains (losses) on funds withheld assets	(1,052)	(1,801)	2,186
Net investment income on funds withheld assets	1,024	1,174	1,254
Other items	28	(39)	(22)
Total pre-tax reconciling items	(686)	(227)	6,048
Pretax income (loss) attributable to Jackson Financial Inc.	992	938	7,691
Income tax expense (benefit)	46	4	1,505
Net income (loss) attributable to Jackson Financial Inc.	946	934	6,186
Less: Dividends on preferred stock	44	35	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$902	$899	$6,186

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Segment Results of Operations
Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$4,460	$4,036	$4,108
Premiums	52	21	10
Net investment income	725	436	410
Other income	32	37	42
Total Operating Revenues	5,269	4,530	4,570

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	67	43	61
(Gain) loss from updating future policy benefits cash flow assumptions, net	(54)	(4)	(4)
Interest credited on other contract holder funds, net of deferrals and amortization	362	374	253
Interest expense	23	24	22
Asset-based commission expenses	1,137	1,022	1,010
Other commission expenses	891	691	809
Sub-advisor expenses	334	318	337
General and administrative expenses	788	677	642
Deferral of acquisition costs	(693)	(530)	(624)
Amortization of deferred acquisition costs	559	551	557
Total Operating Benefits and Expenses	3,414	3,166	3,063

Pretax Adjusted Operating Earnings	$1,855	$1,364	$1,507

The following table summarizes a roll-forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$235,465	$209,967	$260,135
Premiums and deposits	17,994	13,015	15,961
Surrenders, withdrawals, and benefits	(29,738)	(19,353)	(16,430)
Net flows	(11,744)	(6,338)	(469)
Investment performance	29,532	33,807	(47,149)
Change in value of equity option	985	509	(41)
Interest credited	362	372	244
Policy charges and other	(2,935)	(2,852)	(2,753)
Balance as of end of period, net of ceded reinsurance	251,665	235,465	209,967
Ceded reinsurance	15,051	18,370	22,037
Balance as of end of period, gross of reinsurance	$266,716	$253,835	$232,004

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Segment Results of Operations
Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $491 million to $1,855 million for the year ended December 31, 2024 from $1,364 million for the year ended December 31, 2023 primarily due to:

•$424 million increase in fee income primarily due to higher average separate account values compared to prior year;
•$301 million increase in spread income primarily due to $289 million higher net investment income and $12 million lower interest credited on contract holder funds. The increase in investment income was primarily driven by higher income on bonds driven by higher asset balances earning higher yields in 2024, compared to the prior year, partially offset by higher investment expenses related to portfolio leveraged costs;
•$26 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to the impact of actuarial assumption updates, lower other policyholder benefits, and an increase in payout annuity reserves. See "Policy and Contract Liabilities" below for further information regarding our actuarial assumption updates.

These increases were partially offset by:

•$279 million increase in commissions, sub-advisor, and general expenses, net of deferrals, primarily driven by a $115 million increase in non-deferrable asset-based commissions expense, primarily due to higher account values during 2024, and a $200 million increase in other commission expenses, net of deferrals of $163 million, primarily due to higher RILA sales in 2024. In addition, general and administrative expenses increased $111 million primarily due to an increase in incentive compensation expenses in the current year.

Account Value

Retail annuities account value, net of reinsurance, increased $16.2 billion between periods primarily due to positive variable annuity separate account returns driven by favorable market performance in 2024, as well as positive RILA and fixed annuity net flows over the period.

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$438	$408	$285
Total Operating Revenues	438	408	285

Operating Benefits and Expenses
Interest credited on other contract holder funds, net of deferrals and amortization	338	334	201
General and administrative expenses	4	5	5
Total Operating Benefits and Expenses	342	339	206

Pretax Adjusted Operating Earnings	$96	$69	$79

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Segment Results of Operations
The following table summarizes a roll-forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Institutional Products:
Balance as of beginning of period	$8,406	$9,019	$8,830
Premiums and deposits	2,000	1,065	2,398
Surrenders, withdrawals, and benefits	(2,270)	(2,050)	(2,358)
Net flows	(270)	(985)	40
Interest credited	338	334	201
Policy Charges and other	(90)	38	(52)
Balance as of end of period	$8,384	$8,406	$9,019

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $27 million to $96 million for the year ended December 31, 2024 from $69 million for the year ended December 31, 2023 primarily due to a $26 million increase in spread income primarily due to $30 million higher investment income, partially offset by $4 million higher interest credited on contract holder funds.

Account Value

Institutional product account value decreased from $8,406 million at December 31, 2023 to $8,384 million at December 31, 2024. The decrease in account value was driven by continued maturities of the existing contracts and funding agreements, mostly offset by an increase in sales in 2024.

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$443	$457	$474
Premiums	103	136	134
Net investment income	659	644	737
Other income	31	25	35
Total Operating Revenues	1,236	1,262	1,380

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	573	641	734
(Gain) loss from updating future policy benefits cash flow assumptions, net	104	106	(24)
Interest credited on other contract holder funds, net of deferrals and amortization	410	437	412
Other commission expenses	37	29	37
General and administrative expenses	106	115	97
Deferral of acquisition costs	7	19	(4)
Amortization of deferred acquisition costs	8	10	11
Total Operating Benefits and Expenses	1,245	1,357	1,263

Pretax Adjusted Operating Earnings	$(9)	$(95)	$117

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Segment Results of Operations

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $86 million to $(9) million for the year ended December 31, 2024 from $(95) million for the year ended December 31, 2023 primarily due to:

•$70 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to the impact of actuarial assumption updates, improved mortality, and lower other policyholder benefits. See “Policy and Contract Liabilities” below for further information regarding our actuarial assumption updates; and
•$27 million decrease in interest credited on other contract holder funds related to persistency bonuses.

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

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$49	$52	$52
Net investment income	(2)	58	79
Other income	(19)	5	8
Total Operating Revenues	28	115	139

Operating Benefits and Expenses
Interest expense	78	85	76
Sub-advisor expenses	(8)	(7)	(8)
General and administrative expenses	222	210	131
Total Operating Benefits and Expenses	292	288	199

Pretax Adjusted Operating Earnings	$(264)	$(173)	$(60)

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $91 million to $(264) million for the year ended December 31, 2024 from $(173) million for the year ended December 31, 2023 primarily due to a $60 million decrease in net investment income, and a $24 million decrease in other income primarily due to a one-time reinsurance related adjustment.

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

The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate. See Item 8. Financial Statements and Supplementary Data — Note 8 - Reinsurance of the Notes to Consolidated Financial Statements for further details. We may also use other third-party investment managers for certain niche asset classes. As of December 31, 2024, Apollo managed $13.4 billion of cash and investments and other third-party investment managers managed approximately $278 million of investments.

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

The following table summarizes the carrying values of our investments:

	December 31,
	2024			2023
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$31,231	$9,058	$40,289	$28,896	$11,526	$40,422
Debt Securities, at fair value under fair value option	2,930	116	3,046	2,037	116	2,153
Debt securities, trading, at fair value	—	—	—	68	—	68
Equity securities, at fair value	72	125	197	243	151	394
Mortgage loans, net of allowance for credit losses	6,851	2,611	9,462	7,015	3,067	10,082
Mortgage loans, at fair value under fair value option	—	449	449	—	481	481
Policy loans	902	3,501	4,403	928	3,471	4,399
Freestanding derivative instruments	252	45	297	375	15	390
Other invested assets	2,087	777	2,864	1,757	709	2,466
Total investments	$44,325	$16,682	$61,007	$41,319	$19,536	$60,855

Available-for-sale debt securities decreased to $40,289 million at December 31, 2024 from $40,422 million at the end of 2023. The amortized cost of debt securities, available-for-sale, increased to $44,976 million at December 31, 2024 from $44,843 million as of December 31, 2023. Further, net unrealized losses, after adjusting for allowance for credit loss, were $4,679 million as of December 31, 2024, compared to $4,401 million as of December 31, 2023.

Other Invested Assets

Other invested assets increased to $2,864 million at December 31, 2024 from $2,466 million at December 31, 2023.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments
Debt Securities

At December 31, 2024 and December 31, 2023, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

December 31, 2024	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,120	$—	$1	$962	$3,159
Other government securities	1,345	—	1	252	1,094
Corporate securities
Utilities	5,716	—	29	589	5,156
Energy	3,119	—	16	291	2,844
Banking	2,612	—	19	137	2,494
Healthcare	3,428	—	10	393	3,045
Finance/Insurance	5,069	8	29	418	4,672
Technology/Telecom	2,313	—	5	220	2,098
Consumer goods	2,414	—	13	327	2,100
Industrial	1,733	—	10	114	1,629
Capital goods	1,922	—	8	137	1,793
Real estate	1,634	—	6	132	1,508
Media	1,005	—	3	121	887
Transportation	1,522	—	4	178	1,348
Retail	1,357	—	4	147	1,214
Other (1)	2,453	—	10	117	2,346
Total Corporate Securities	36,297	8	166	3,321	33,134
Residential mortgage-backed	374	6	14	44	338
Commercial mortgage-backed	1,674	—	3	100	1,577
Other asset-backed securities	4,243	25	11	196	4,033
Total Debt Securities	$48,053	$39	$196	$4,875	$43,335

(1) No single remaining industry exceeds 3% of the portfolio.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments

December 31, 2023	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,154	$—	$3	$845	$4,312
Other government securities	1,622	—	1	221	1,402
Corporate securities
Utilities	5,598	—	42	513	5,127
Energy	2,946	—	24	272	2,698
Banking	2,204	1	23	148	2,078
Healthcare	2,985	—	20	338	2,667
Finance/Insurance	4,392	13	31	429	3,981
Technology/Telecom	2,058	1	10	191	1,876
Consumer goods	2,395	—	21	285	2,131
Industrial	1,609	—	14	112	1,511
Capital goods	1,838	—	14	127	1,725
Real estate	1,572	—	6	153	1,425
Media	1,082	—	4	109	977
Transportation	1,381	—	7	157	1,231
Retail	1,197	—	6	132	1,071
Other (1)	2,211	—	14	119	2,106
Total Corporate Securities	33,468	15	236	3,085	30,604
Residential mortgage-backed	422	6	12	53	375
Commercial mortgage-backed	1,569	—	1	147	1,423
Other asset-backed securities	4,830	—	6	309	4,527
Total Debt Securities	$47,065	$21	$259	$4,660	$42,643

(1) No single remaining industry exceeds 3% of the portfolio.

Evaluation of Available-For-Sale Debt Securities

See Item 8. Financial Statements and Supplementary Data -- Note 4 - Investments of the Notes to Consolidated Financial Statements for information about how we evaluate our available-for-sale debt securities for credit loss.

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

	December 31,
	2024	2023
	(in millions)
Common Stock	$18	$17
Preferred Stock	151	175
Mutual Funds	28	202
Total	$197	$394

Mortgage Loans

At December 31, 2024, commercial mortgage loans were collateralized by properties located in 36 states, the District of Columbia, and Europe. Residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments
The table below presents the carrying value, net of allowance of credit loss, of our mortgage loans by property type:

	December 31,
	2024	2023
	(in millions)
Commercial:
Apartment	$2,450	$2,868
Hotel	835	772
Office	1,317	1,457
Retail	1,685	1,891
Warehouse	2,134	2,033
Other	521	701
Total Commercial	8,942	9,722
Residential	1,090	1,006
Total	10,032	10,728
ACL (1)	(121)	(165)
Total with ACL	$9,911	$10,563

(1)    At December 31, 2024 and 2023 allowance for credit losses included $116 million and $160 million, respectively, for commercial loans and $5 million and $5 million, respectively, for residential loans.

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	December 31,
	2024	2023
	(in millions)
United States:
East North Central	1,015	1,024
East South Central	347	502
Middle Atlantic	1,408	1,481
Mountain	474	531
New England	275	287
Pacific	2,260	2,500
South Atlantic	2,131	2,147
West North Central	617	593
West South Central	1,035	992
Total United States	9,562	10,057
Foreign	349	506
Total	9,911	10,563

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments
The following table provides information about the credit quality of our mortgage loans:

	December 31,
	2024	2023
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$7,304	$8,604
70% - 80%	1,074	711
80% - 100%	338	196
Greater than 100%	110	51
Total	8,826	9,562

Residential mortgage loans
Performing	987	911
Nonperforming (1)	98	90
Total	1,085	1,001

Total mortgage loans	$9,911	$10,563

(1) At December 31, 2024 and 2023, includes $24 million and $29 million, respectively, of loans 30-89 days past due and $24 million and $27 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	December 31,
	2024	2023
	(in millions)
Balance at beginning of period	$165	$95
Charge offs, net of recoveries (1)	(3)	(66)
Provision (release) (1)	(41)	136
Balance at end of period	$121	$165

(1) At December 31, 2024 and 2023, the $(44) million net decrease and $70 million net increase in allowance for credit losses is due to the change in expected credit losses, primarily in the office sector.

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent or in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment. Accrued interest amounting to $1 million and $2 million were written off as of December 31, 2024 and 2023, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The following table provides information about our impaired residential mortgage loans (in millions):

	December 31,
	2024	2023
Recorded investment (1)	$29	$24
Unpaid principal balance	33	27
Related loan allowance	1	1
Average recorded investment	30	19
Investment income recognized	1	1

(1) At December 31, 2024 and 2023, includes $2 million and $5 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments
Derivative Instruments

See Item 8. Financial Statements and Supplementary Data — Note 5 – Derivative Instruments of the Notes to Consolidated Financial Statements, which presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments as of December 31, 2024 and 2023.

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

Policy and Contract Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are estimated as necessary to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the Consolidated Financial Statements in conformity with U.S. GAAP. For more details on Policyholder Liabilities, see “Critical Accounting Estimates" below.

Our policy and contract liabilities includes separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of December 31, 2024, 90% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 7% were in our Closed Life and Annuity Blocks segment.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Policy and Contract Liabilities
The table below represents a breakdown of our policy and contract liabilities:

December 31, 2024	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$228,851	$—	$7,206	$(5,176)	$230,881
RILA[1]	—	—	11,685	6	11,691
Fixed Index Annuities[2]	—	—	8,515	37	8,552
Fixed Annuities	—	—	9,615	1	9,616
Payout Annuities	—	1,095	844	—	1,939
Other Annuities	208	—	—	—	208
Total Retail Annuities	229,059	1,095	37,865	(5,132)	262,887
Total Institutional Products	—	—	8,384	—	8,384
Total Closed Life and Annuity Blocks	84	8,599	11,899	7	20,589
Total Policy and Contract Liabilities	229,143	9,694	58,148	(5,125)	291,860
Claims payable and other	—	1,378	164	—	1,542
Total	$229,143	$11,072	$58,312	$(5,125)	$293,402

December 31, 2023	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$219,381	$—	$8,396	$(2,000)	$225,777
RILA[1]	—	—	5,219	3	5,222
Fixed Index Annuities[2]	—	—	10,243	37	10,280
Fixed Annuities	—	—	9,736	1	9,737
Payout Annuities	—	1,090	860	—	1,950
Other Annuities	198	—	—	—	198
Total Retail Annuities	219,579	1,090	34,454	(1,959)	253,164
Total Institutional Products	—	—	8,406	—	8,406
Total Closed Life and Annuity Blocks	77	9,362	12,291	7	21,737
Total Policy and Contract Liabilities	219,656	10,452	55,151	(1,952)	283,307
Claims payable and other	—	1,446	168	—	1,614
Total	$219,656	$11,898	$55,319	$(1,952)	$284,921
(1) Includes the embedded derivative liabilities in other contract holder funds related to RILA of $3,065 million and $1,224 million at December 31, 2024 and 2023, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity in other contract holder funds of $877 million and $866 million at December 31, 2024 and 2023, respectively.

As of December 31, 2024:

•$229.1 billion or 79% of our policy and contract liabilities were backed by separate account assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets.
•$47.4 billion of our policy and contract liabilities were backed by our investment portfolio.
•$15.3 billion of our policy and contract liabilities were reinsured by Athene and backed by funds withheld assets.

As of December 31, 2024, 94% of fixed annuity, fixed-index annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed index annuities and fixed annuities.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Policy and Contract Liabilities
See Item 8. Financial Statements and Supplementary Data — Note 9 - Reserves for Future Policy Benefits and Claims Payable, Note 10 - Other Contract Holder Funds, Note 11 - Separate Account Assets and Liabilities, and Note 12 - Market Risk Benefits of the Notes to Consolidated Financial Statements for additional discussion on accounting policies around Reserves for future policy benefits and claims payable, Other contract holder funds, Separate account assets and liabilities and MRBs.

Actuarial Assumption Updates and Model Enhancements

The following tables reflect the impacts from our annual assumption review to pretax income (loss), pre-tax non-operating adjustments and Pre-Tax Adjusted Operating Earnings for the periods presented:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Assumption Review Impact:
Total assumption review impact on pretax (loss) income	$(445)	$(466)	$(448)
Less: total assumption review impact on pretax non-operating	(419)	(406)	(486)
Total assumption review impact on Pretax Adjusted Operating Earnings	$(26)	$(60)	$38

Assumption Review Impact on Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$42	$—	$(9)
Closed Life and Annuity Blocks	(68)	(60)	47
Total assumption review impact on Pretax Adjusted Operating Earnings	$(26)	$(60)	$38

2024 Actuarial Assumption Updates and Model Enhancements

The impact of assumption updates on Pretax Adjusted Operating Earnings was a loss of $26 million. $68 million of this loss was attributed to the Closed Life and Annuity Blocks segment mainly on the additional reserve for life insurance and annuitization benefits driven by an update to a more recent mortality table, offset by favorable mortality experience on the reserves for future policyholder benefits on payout annuity blocks. A gain of $42 million from the Retail Annuities segment was mainly driven by favorable mortality experience on payout annuities on the reserves for future policyholder benefits as well as other contract holder funds.

The impact on pretax non-operating earnings was a loss of $419 million attributed to the Retail Annuities segment. This loss was due to changes on variable annuity MRB reserves of $434 million, which was primarily related to data enhancements and assumption updates for withdrawal utilization on policies with GMWBs. This was partially offset by a gain of $15 million on fixed index annuities and RILA reserves, primarily driven by changes to RILA partial withdrawal assumptions. See Item 8. Financial Statements and Supplementary Data -- Note 12 - Market Risk Benefits of the Notes to Consolidated Financial Statements for further information regarding the notable assumption updates included in the MRB calculation.

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

The discussion below describes our liquidity and capital resources for the years ended December 31, 2024, 2023 and 2022.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Net cash provided by (used in) operating activities	$5,793	$5,310	$5,206
Net cash provided by (used in) investing activities	(7,090)	(592)	(1,374)
Net cash provided by (used in) financing activities	2,373	(6,328)	(2,162)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,076	(1,610)	1,670
Cash, cash equivalents, and restricted cash at beginning of period	2,691	4,301	2,631
Total cash, cash equivalents, and restricted cash at end of period	$3,767	$2,691	$4,301

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

Cash flows provided by (used in) operating activities increased $483 million to $5,793 million during the year ended December 31, 2024 from $5,310 million during the year ended December 31, 2023. This increase was primarily due to the timing of settlements of receivables and payables.

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

Cash flows provided by (used in) investing activities decreased $6,498 million to $(7,090) million during the year ended December 31, 2024 from $(592) million during the year ended December 31, 2023. This decrease was primarily driven by increased purchases of debt securities in 2024, primarily due to increased RILA and fixed annuity issuances in 2024, and increased outflows related to our hedging program for derivative settlements and collateral, predominately resulting from increases in interest rates and equity markets in 2024 compared to 2023.

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

Cash flows provided by (used in) financing activities increased $8,701 million to $2,373 million during the year ended December 31, 2024 from $(6,328) million for the year ended December 31, 2023. This increase was primarily due to higher deposits from increased RILA and fixed annuity sales in 2024 in addition to higher proceeds from repurchase agreements in the current year, partially offset by the proceeds we received in the prior year from the issuance of our preferred stock.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, and statutory reserve items) and model-based components. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk, and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of December 31, 2024, our insurance companies were well in excess of the minimum required capital levels.

With the execution of the Brooke Re transaction in the first quarter of 2024, we are now able to largely moderate the impact of the cash surrender value floor going forward. In the past, our statutory TAC (total adjusted capital) may have been negatively impacted by minimum required reserving levels (i.e., cash surrender value floor) when reserve releases were limited and unable to offset losses from our hedging program.

Jackson had an RBC ratio of 572%, 624% and 544% as of December 31, 2024, 2023 and 2022, respectively. The decrease in Jackson’s RBC ratio as of December 31, 2024 as compared to December 31, 2023 was primarily due to an increase in dividends paid in 2024, an increase in asset risk driven by RILA separate account growth and increased collateral, and increased business risk, partially offset by reductions in interest rate and market risk.

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

Any declaration of cash dividends or stock repurchases are at the discretion of JFI’s Board of Directors and will depend on our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, preferred stock and other contractual restrictions with respect to paying cash dividends or repurchasing stock, restrictions imposed by Delaware law, general business conditions and any other factors that JFI’s Board of Directors deems relevant in making any such determination. Therefore, there can be no assurance that we will pay any cash dividends to holders of our stock or approve any further increase in the existing, or any new, common stock repurchase program, or any assurance as to the amount of any such cash dividends or stock repurchases.

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

On March 13, 2023, the Company issued and sold depositary shares, each representing a 1/1000th interest in a share of our Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. After underwriting discounts and expenses, we received net proceeds of approximately $533 million. See Item 8. Financial Statements and Supplementary Data — Note 24 - Equity of the Notes to Consolidated Financial Statements for more information

During the year ended December 31, 2024, we paid a cash dividend of $0.50 per depositary share and $0.70 per common share on JFI's preferred and common stock totaling $44 million and $216 million, respectively. On February 17, 2025, our Board of Directors approved a cash dividend for the first quarter on JFI's common stock of $0.80 per share, payable on March 20, 2025, to common shareholders of record on March 11, 2025. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on March 31, 2025, to depositary shareholders of record at the close of business on March 11, 2025.

On August 1, 2024, our Board of Directors authorized an increase of $750 million in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program.

We repurchased a total of 5,778,990 shares of common stock for an aggregate purchase price of $415 million for the year ended December 31, 2024, which were funded with cash on hand. As of February 18, 2025, the Company had remaining authorization to purchase $568 million of its common shares.

See Item 8. Financial Statements and Supplementary Data — Note 24 - Equity of the Notes to Consolidated Financial Statements for further information on dividends to shareholders and share repurchases.

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

For 2025, ordinary dividend capacity for Jackson and Brooke Life is based on the greater of 10% of 2024 reported statutory capital and surplus or statutory net gain from operations. This capacity is then reduced by cumulative dividends and other capital distributions in the preceding 12 months, subject to the availability of earned surplus. As a result of cumulative dividends and other capital distributions occurring in the preceding 12 months as of December 31, 2024, including the January 2024 distributions to establish Brooke Re, future dividends from both Jackson and Brooke Life are expected to be classified as extraordinary. There is a process within the Michigan Insurance Code to request extraordinary dividends that the companies have utilized previously. Brooke Life, as the sole owner of Jackson and Brooke Re, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial.

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

In connection with the formation of Brooke Re, Jackson remitted a $1,920 million return of capital to its parent company, Brooke Life, in the first quarter of 2024. Brooke Life subsequently made a $1,870 million capital contribution to its subsidiary, Brooke Re. Brooke Re then recorded a $1.2 billion ceding commission to Jackson.

On June 20, 2024, Jackson paid a $250 million extraordinary dividend to its parent company, Brooke Life. Brooke Life subsequently remitted a $250 million return of capital to its ultimate parent, Jackson Financial.

On September 12, 2024, Jackson paid a $300 million extraordinary dividend to Brooke Life. Brooke Life subsequently remitted a $255 million return of capital to Jackson Financial. In addition, for the year ended December 31, 2024, Brooke Life paid $90 million of interest associated with the $2 billion surplus note between Brooke Life and Jackson Finance, LLC ("Jackson Finance"), a subsidiary of Jackson Financial.

On December 10, 2024, Jackson paid a $280 million extraordinary dividend to Brooke Life. Brooke Life subsequently remitted a $280 million return of capital to Jackson Financial.

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

Liquidity requirements are principally for purchases of new investments, management of derivative related margin requirements, repayment of principal and interest on debt, payments of interest on surplus notes, funding of insurance product liabilities including payments for policy benefits, surrenders, maturities and new policy loans, funding of expenses including payment of commissions, operating expenses and taxes. As of December 31, 2024, Jackson’s outstanding surplus notes and bank debt included $52 million of bank loans from the Federal Home Loan Bank of Indianapolis ("FHLBI"), collateralized by mortgage-related securities and mortgage loans, and $250 million of surplus notes maturing in 2027.

Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are managed in accordance with our hedging and risk management program. Our cash flows associated with collateral received from counterparties and posted with counterparties fluctuates with changes in the market value of the underlying derivative contract and/or the market value of the collateral. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Collateral posting requirements can result in material liquidity needs for our insurance subsidiaries. As of December 31, 2024, we were in a net collateral payable position of $150 million, which is down from $780 million as of December 31, 2023.

Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of December 31, 2024, all of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. Further, approximately half of Jackson’s general account reserves are not surrenderable, included surrender charges greater than 5%, or included market value adjustments to discourage early withdrawal of policy and contract funds as of December 31, 2024.

The liquidity sources for our insurance company subsidiaries include their cash, short-term investments, sales of publicly traded bonds, insurance premiums, fees charged on their products, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of a short-term borrowing facility with the FHLBI.

Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of December 31, 2024, the portfolio of cash, short-term investments and privately and publicly traded securities and equities that are unencumbered and unrestricted to sale, amounted to $26.4 billion.

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

The credit agreement governing the 2023 Revolving Credit Facility contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). See Note 13 – Long-Term Debt of the Notes to Consolidated Financial Statements for information regarding financial maintenance covenants contained in the credit agreement. We were in compliance with these covenants at December 31, 2024.

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

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $20 million, $20 million, and $20 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Federal Home Loan Bank

Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of December 31, 2024 and 2023, Jackson held a bank loan with an outstanding balance of $52 million and $57 million, respectively.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Liquidity and Capital Resources
Collateral Upgrade Transactions

During the first quarter of 2024, Jackson executed certain paired repurchase and reverse repurchase transactions totaling approximately $1.5 billion pursuant to master repurchase agreements with participating bank counterparties. Under these transactions, the Company lends securities (e.g., corporate debt securities) to bank counterparties in exchange for U.S. Treasury securities. The paired repurchase and reverse repurchase transactions are settled on a net basis. As a result, there was no cash exchanged at initiation of these transactions. The paired transactions are reported net within the Consolidated Balance Sheets. These transactions are evergreened and require at least 150-days' notice prior to termination. See “Collateral Upgrade Transactions” under Note 4 – Investments of Notes to Consolidated Financial Services in Part II, Item 8. Financial Statements and Supplementary Data in this Form 10-K for additional information.

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

As of February 18, 2025, the financial strength ratings of our principal insurance subsidiaries were as follows:

Company	A.M. Best	Fitch	Moody’s	S&P
Jackson National Life Insurance Company
Rating	A	A	A3	A
Outlook	stable	stable	stable	stable
Jackson National Life Insurance Company of New York
Rating	A	A	A3	A
Outlook	stable	stable	stable	stable
Brooke Life Insurance Company
Rating	A
Outlook	stable

In evaluating our Company’s financial strength, the rating agencies evaluate a variety of factors including our strategy, market positioning and record, mix of business, profitability, leverage and liquidity, the adequacy and soundness of our reinsurance, the quality and estimated market value of our assets, the adequacy of our surplus, our capital structure, and the experience and competence of our management.

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

Impact of Recent Accounting Pronouncements

For a complete discussion of new accounting pronouncements affecting us, see Item 8. Financial Statements and Supplementary Data — Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

The following discussion is not intended to represent a comprehensive list of the estimates and judgments that we apply or our accounting policies. For a detailed discussion of the application of these and other accounting policies, see Item 8. Financial Statements and Supplementary Data — Note 2- Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

See Item 8. Financial Statements and Supplementary Data — Note 9- Reserve for Future Policy Benefits and Claims Payable of the Notes to Consolidated Financial Statements for additional information on these accounting policies.

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

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Critical Accounting Estimates
•Base lapse rates - These vary by contract-level factors, such as product type, surrender charge schedule and guaranteed benefits election. Lapse rates are further adjusted based on the degree to which a guaranteed benefit is in-the-money, with lower lapse applying when benefits are more in-the-money. Lapse rates are also adjusted to reflect lower lapse expectations when guaranteed benefits are utilized.
•Utilization rates - These represent the expected percentage of contracts that will utilize the benefit through annuitization (GMIB) or commencement of withdrawals (GMWB). Utilization may vary by benefit type, attained age, duration, tax qualification status, benefit provision, and degree to which the guaranteed benefit is in-the-money.
•Withdrawal rates - These represent the percentage of annual withdrawal assumed relative to the maximum allowable withdrawal amount under the free partial withdrawal provision or the GMWB, as applicable. Free partial withdrawal rates vary based on the product type, duration, and GMAB election. Withdrawal rates on contracts with a GMWB vary based on attained age, tax qualification status, GMWB type and GMWB benefit provisions.
•Non-performance risk adjustment - This is applied as a spread over the risk-free rate to determine the rate used to discount the related cash flows and varies by projection year.
•Long-term equity volatility - This represents the equity volatility beyond the period for which observable equity volatilities are available.

See Item 8. Financial Statements and Supplementary Data — Note 6 - Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.

Variable Annuities

We issue variable contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. Certain of these contracts include contract provisions by which we contractually guarantee to the contract holder either a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable upon the depletion of funds (GMWB), in the event of death (GMDB), at annuitization (GMIB), or at the end of a specified period (GMAB). Substantially all of our GMIB benefits are reinsured. GMIB benefits were discontinued in 2009. For additional information regarding our account value by optional guarantee benefit, see Item 1. Business–Our Product Offerings by Segments–Retail Annuities–Variable Annuities in this report.

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

See Item 8. Financial Statements and Supplementary Data — Note 12 - Market Risk Benefits of the Notes to Consolidated Financial Statements for additional information on these accounting policies.

Income Taxes

Income taxes represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with our operations. We provide for federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. The Company did not elect to early adopt the proposed regulations of the U.S. Treasury Department and the Internal Revenue Service for the 2023 tax returns and relied on reasonable interpretations of previously published guidance resulting in a reduction to the Corporate Alternative Minimum Tax (“CAMT”) liability and related CAMT deferred tax asset previously recorded as of December 31, 2023. The determination of the estimated 2024 CAMT liability considered carryover impacts from the 2023 tax return and consideration of the applicability of the proposed regulations. The U.S. Treasury Department is expected to issue Final Regulations after the year ended December 31, 2024, which may materially change the estimated provision of the CAMT.

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

See Item 8. Financial Statements and Supplementary Data — Note 15 – Income Taxes for additional information on these accounting policies and the estimated provision for the CAMT.

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

See Item 8. Financial Statements and Supplementary Data — Note 8 - Reinsurance of the Notes to Consolidated Financial Statements for additional information on these accounting policies.

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

Securities determined to be underperforming, or potential problem securities are subject to regular review. To facilitate the review, securities with significant declines in value, or where other objective criteria evidencing credit deterioration have been met, are included on a watch list. Among the criteria for securities to be included on a watch list are: credit deterioration that has led to a significant decline in fair value of the security; a significant covenant related to the security has been breached; or an issuer has filed or indicated a possibility of filing for bankruptcy, has missed or announced it intends to miss a scheduled interest or principal payment, or has experienced a specific material adverse change that could impair its creditworthiness.

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

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Critical Accounting Estimates
Derivatives

Freestanding Derivative Instruments

We enter into financial derivative transactions, including swaps, put-swaptions, futures, forwards, and options to reduce and manage business risks. These transactions manage the risk of a change in the value, yield, price, cash flows, foreign currency, credit quality or degree of exposure with respect to assets, liabilities or future cash flows that we have acquired or incurred.

Freestanding derivative instruments are reported at fair value, which reflects the estimated amounts, net of payment accruals, that we would receive or pay upon sale or termination of the contracts at the reporting date. Freestanding derivatives priced using third party pricing services incorporate inputs that are predominantly observable in the market. The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, non-performance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Item 8. Financials Statements and Supplementary Data — Note 5 - Derivative Instruments and Note 6 - Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information on significant inputs into our derivative pricing methodology.

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

See Item 8. Financials Statements and Supplementary Data -- Note 5 - Derivative Instruments and Note 10 - Other Contract Holder Funds of the Notes to Consolidated Financial Statements for additional information on our accounting policies for embedded derivatives bifurcated for insurance host contracts.

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

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Critical Accounting Estimates
See Item 8. Financial Statements and Supplementary Data — Note 8 - Reinsurance of the Notes to Consolidated Financial Statements for additional information on Athene Reinsurance Transaction.

Net Investment Income

Net investment income reported for each of our three segments and Corporate and Other includes an allocation for investment income generated on assigned capital. The amount of capital assigned to each of our segments for purposes of measuring segment net investment income is established at a level that management considers necessary to support the segment’s risks. This assessment is determined based upon internal models and contemplates the NAIC RBC requirements at internally defined levels. Net investment income on capital in excess of the amount required to support our core operating strategies is reflected in Corporate and Other.

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

Consolidation of Variable Interest Entities (“VIEs”)

The Company invests in a number of asset types that it has determined are VIEs, such as equity positions in collateralized loan obligations (“CLOs”), limited partnerships (“LPs”), limited liability companies (“LLCs”), and mutual funds that are assessed to determine whether they meet the criteria as a VIE. For those entities deemed to be VIEs, we further assess whether the VIE must be consolidated as a result of the terms specific to each entity. Entities for which consolidation is required are included on our Consolidated Financial Statements. To the extent that external parties are also invested in these VIEs, a non-controlling interest is reflected on our Consolidated Financial Statements as well. See Item 8. Financial Statements and Supplementary Data — Note 4 - Investments of the Notes to Consolidated Financial Statements for additional information.

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

•As of December 31, 2024, 77% of our total variable annuity account value included a return of premium death benefit and 11% of our total variable annuity account value included an enhanced GMDB selection. Decreases in equity markets increase the likelihood that a customer’s account value will be insufficient to cover the benefit paid to the beneficiary at the time of a claim following the customer’s death. As a result, the risk associated with such payouts is dependent on both the equity market performance and the time of the claim.

•As of December 31, 2024, 75% of total variable annuity account value included either a GMWB for Life or GMWB selection. These benefits guarantee minimum payments based on a fixed annual percentage of the benefit base. These withdrawals may continue even if the account value subsequently falls to zero. When equity markets decrease, we generally expect account values to decline, and the account value therefore to be able to fund relatively fewer guaranteed withdrawals. Conversely, increases in equity markets generally increase account values and extend the number of withdrawals the account value is able to fund.

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

RILA Equity Market Risk

Equity market risk arises from the registered index linked annuities (RILA) we offer principally in the following ways:

•We sell RILA where the crediting rate to the contract holder is determined by reference to equity market performance. Similar to fixed index annuities, a higher equity market return over a given period will credit more interest to the account value of those annuities, though the final amounts credited are generally capped at specified maximum possible crediting rates. Unlike fixed index annuities, and similar to variable annuities, a lower equity market return over a given period may result in a reduction to the account value. Unlike variable annuities, the amount of the reduction is limited by a floor (which defines the maximum amount of market loss to which the contract holder is exposed) or buffer (which defines the amount of the market loss not credited to the contract holder).

•Many of the RILA contracts we sell have a return of premium death benefit. Decreases in equity markets increase the likelihood that a customer’s account value will be insufficient to cover the benefit paid to the beneficiary at the time of a claim following the customer’s death. As a result, the risk associated with such payouts is dependent on both the equity market performance and the time of the claim.

•We also offer an optional GMWB for Life. This benefit guarantees minimum payments based on a fixed annual percentage of the benefit base. These withdrawals may continue even if the account value subsequently falls to zero. When equity markets decrease, we generally expect account values to decline, and the account value therefore to be able to fund relatively fewer guaranteed withdrawals. Conversely, increases in equity markets generally increase account values and extend the number of withdrawals the account value is able to fund.

See Item 1. Business – “Our Product Offerings by Segment – Retail Annuities” for additional information about RILA.

In addition to equity market declines, certain other equity market changes could also increase our losses. For example, the GMWB offered on the RILA includes a provision that steps up the benefit base if the account value exceeds the benefit base upon contract anniversary. Therefore, if equity markets increase over the short-term but return to lower levels in the longer-term, those step-up provisions could increase the benefit base relative to the account value, resulting in additional benefit payments paid by us compared to a scenario where equity markets had remained flat over time. The fees attributable to these guaranteed benefits are calculated based on the benefit base, so the scenario in which equity markets increase and then later decrease will also result in relatively higher fee income.

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

We have an Asset Liability Management Committee (“ALCO”) that maintains a written Asset Liability Management Policy ("ALM Policy"). ALCO regularly reviews all material financial risks in accordance with our ALM Policy. If market risks exceed predetermined tolerances, management is required to inform the Board's Finance and Risk Committee. Management proposes how best to mitigate or address such risks, including equity market and interest rate risks.

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

Interest Rate Risk: We manage interest rate risk by employing product design, pricing and asset-liability management strategies intended to mitigate the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges, market value adjustments, restrictions on withdrawals and the ability to reset crediting rates. Our asset-liability management strategies may include the use of derivatives, such as interest rate swaps, interest rate swaptions (also known as a swap option) and interest rate/bond futures/forwards, as well as fixed income assets. We manage interest rate risk in aggregate, contemplating natural offsets between products before pursuing hedging transactions.

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

Our Hedging Approach and Evaluating Hedge Effectiveness

Our hedging program seeks to balance three objectives: protecting against the economic impact of adverse market conditions, protecting our statutory capital, and stabilizing our statutory distributable earnings throughout market cycles. Our core dynamic hedging program seeks to offset changes in economic liability associated with variable, registered index-linked, and fixed index annuity guaranteed benefits and index-linked interest crediting due to equity market movements, while our macro hedging program seeks to manage capital and liquidity risk.

Our hedging strategy manages equity and interest rate risk within risk tolerances through a mix of equity and interest rate derivatives and fixed income assets. We do not directly use hedging to offset the movement in our U.S. GAAP liabilities as market conditions change from period to period, which has resulted, and may continue to result, in U.S. GAAP net income volatility.

Part II | Item 7A. Quantitative and Qualitative Disclosures about Market Risk
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

For our equity market exposure, we compare the impact of changes to equity markets on our hedge assets relative to the liabilities these assets are intended to hedge. For example, in periods with increasing equity markets, we expect significant losses on the value of our equity hedges and additional interest credited on registered index-linked and fixed index annuities, but as increasing equity markets also generally increase contract holder account values, we expect a related decrease in the likelihood or level of future payments we need to make on our guaranteed benefits. Likewise, in periods of decreasing markets we expect significant increases in the value of our equity hedges and less interest credited on registered index-linked and fixed index annuities, but also would expect liabilities for future guaranteed benefit payments to increase.

For our interest rate exposure, similar to equity market risk, we evaluate the level of interest rate hedge coverage by comparing the impacts of interest rate movements on our hedge assets relative to the liabilities these assets are intended to hedge. The types of derivative instruments we use to manage interest rate risk are different from those we use to manage equity market risk. We also recognize the sensitivity of our equity hedges to interest rates but believe their contribution to the overall interest rate hedge is small due to the relatively short duration of these derivatives.

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

Risk Measurement—Sensitivity Analysis

In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates and equity market prices utilizing an internal sensitivity analysis. Due to our current portfolio structure and holdings, foreign currency movements are not material to the Company. This analysis estimates the potential changes in estimated fair value based on a hypothetical 50 basis point parallel shift (increase or decrease) in risk-free interest rates and a 10% change (increase or decrease) in equity market prices. In performing the analysis summarized below, we used market rates and balance sheet positions as of December 31, 2024 and 2023, respectively. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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

Part II | Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including:

•interest-rate sensitive liabilities do not include $66.2 billion and $65.9 billion of policy and contract liabilities as of December 31, 2024 and 2023, respectively, which are accounted for on a book value basis under U.S. GAAP;

•interest-rate sensitive assets do not include assets accounted for on a book value basis under U.S. GAAP, which primarily consist of $9.5 billion and $10.1 billion of mortgage loans as of December 31, 2024 and 2023, respectively;

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

The table below provides detail regarding the potential change in estimated fair value of our debt securities in addition to our variable annuity, fixed index and RILA market risk benefits and embedded derivatives due to a 50 basis point parallel increase and decrease in the yield curve by type of asset or liability (in millions):

	December 31, 2024			December 31, 2023
	Fair	Impact of	Impact of	Fair	Impact of	Impact of
	Value	+50 bps	-50 bps	Value	+50 bps	-50 bps
		Change	Change		Change	Change
Debt Securities (1)
Floating Rate	$3,925	$(4)	$4	$3,019	$(2)	$2
Fixed Rate	30,236	(857)	924	27,982	(814)	862

(1) Includes debt securities that are classified as available-for-sale or trading and includes securities at fair value under the fair value option.

	December 31, 2024			December 31, 2023
	Fair Value	Impact of +50 bps Change	Impact of -50 bps Change	Fair Value	Impact of +50 bps Change	Impact of -50 bps Change
Fixed index and RILA embedded derivatives	$3,174	$(110)	$117	$1,275	$(49)	$52
Market risk benefits	(4,939)	(1,728)	2,001	(1,136)	(2,213)	2,470

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

The table below provides additional detail regarding the potential change in estimated fair value of our equity investment portfolio in addition to our variable annuity, fixed index and RILA market risk benefits and embedded derivatives due to a 10% increase and decrease in equity market prices by type of asset or liability (in millions):

	December 31, 2024			December 31, 2023
	Fair	Impact of	Impact of	Fair	Impact of	Impact of
	Value	10%	-10%	Value	10%	-10%
		Change	Change		Change	Change
Equity Securities and Limited Partnerships	$1,814	$(181)	$181	$1,665	$(167)	$167

	December 31, 2024			December 31, 2023
	Fair	Impact of	Impact of	Fair	Impact of	Impact of
	Value	10%	-10%	Value	10%	-10%
		Change	Change		Change	Change
Fixed index and RILA embedded derivatives	$3,174	$4	$(10)	$1,275	$2	$(5)
Market risk benefits	(4,939)	(1,722)	2,187	(1,136)	(2,048)	2,587

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

Part II | Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The table below provides details regarding the potential change in estimated fair value of our derivative instruments due to a 50 basis point parallel increase and decrease in the yield curve by type of derivative instrument, as well as the potential change in estimated fair value of our derivative instruments due to a 10% increase and decrease in equity prices (dollars in millions):

			Interest Rate Sensitivity
	Notional	Weighted	Impact of	Fair	Impact of
	Amount	Average Term	+50 bps	Value	-50 bps
		(Years)	Change		Change
December 31, 2024
Swaps	$7,703	4.70	$(65)	$(204)	$66
Bond Forwards	609	0.87	(51)	(21)	59
Interest Rate Futures	20,592	0.25	(1,363)	—	1,500
Total			$(1,479)	$(225)	$1,625
December 31, 2023
Swaps	$7,893	5.68	$(93)	$(120)	$96
Swaptions	23,500	0.36	(612)	(752)	885
Interest Rate Futures	33,926	0.25	(1,011)	—	1,138
Total			$(1,716)	$(872)	$2,119

			Equity Sensitivity
	Notional	Weighted	Impact of	Fair	Impact of
	Amount	Average Term	+10%	Value	-10%
		(Years)	Change		Change
December 31, 2024
Put Options	$10,000	0.22	$(68)	$77	$286
Equity Futures	33,104	1.29	(583)	—	583
Total Return Swaps	2,065	3.48	(203)	39	203
Total			$(854)	$116	$1,072
December 31, 2023
Put Options	$26,000	0.07	$(55)	$59	$1,226
Equity Futures	24,739	1.81	(1,452)	—	1,452
Total Return Swaps	1,599	4.50	(162)	(22)	162
Total			$(1,669)	$37	$2,840

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (KPMG LLP, Minneapolis, MN, Auditor Firm ID: 185)	99
Consolidated Balance Sheets as of December 31, 2024 and 2023	102
Consolidated Income Statements for the years ended December 31, 2024, 2023 and 2022	103
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022	104
Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022	105
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	106
Notes to Consolidated Financial Statements
Note 1. Business and Basis of Presentation	108
Note 2. Summary of Significant Accounting Policies	110
Note 3. Segment Information	112
Note 4. Investments	117
Note 5. Derivative Instruments	133
Note 6. Fair Value Measurements	138
Note 7. Deferred Acquisition Costs	157
Note 8. Reinsurance	158
Note 9. Reserves for Future Policy Benefits and Claims Payable	163
Note 10. Other Contract Holder Funds	167
Note 11. Separate Account Assets and Liabilities	173
Note 12. Market Risk Benefits	174
Note 13. Long-term Debt	177
Note 14. Federal Home Loan Bank Advances	178
Note 15. Income Taxes	179
Note 16. Commitments and Contingencies	183
Note 17. Leases	183
Note 18. Share-Based Compensation	184
Note 19. Other Related Party Transactions	187
Note 20. Statutory Accounting and Regulatory Matters	187
Note 21. Benefit Plans	188
Note 22. Operating Costs and Other Expenses	188
Note 23. Accumulated Other Comprehensive Income (Loss)	189
Note 24. Equity	190
Note 25. Earnings Per Share	192
Note 26. Subsequent Events	193
Financial Statement Schedules:
Schedule I—Summary of Investments—Other Than Investments in Related Parties as of December 31, 2024	194
Schedule II—Financial Statements of Jackson Financial Inc. (Parent Only) as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022	195
Schedule III—Supplemental Insurance Information for the years ended December 31, 2024, 2023 and 2022	198
Schedule IV—Reinsurance for the years ended December 31, 2024, 2023 and 2022	200
Schedule V—Valuation and Qualifying Accounts for the years ended December 31, 2024 and 2023	201

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jackson Financial Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Jackson Financial Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated income statements, statements of comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Fair value of market risk benefits

As disclosed in Notes 6 and 12, contracts or contract features that provide protection to the contract holder from capital market risk and expose the Company to other-than-nominal capital market risk are classified as market risk benefits (MRBs). The Company estimates MRBs at fair value using subjective judgments related to the discount rate assumptions, including the Company’s nonperformance risk, and actuarially determined assumptions, including mortality, benefit utilization and lapse. As of December 31, 2024, the fair value of MRB assets and liabilities were estimated to be $8,899 million and $3,774 million, respectively.

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

Minneapolis, Minnesota
February 26, 2025

Jackson Financial Inc.
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2024	2023
Assets
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $39 and $21 at December 31, 2024 and 2023, respectively (amortized cost: 2024 $45,007; 2023 $44,844)	$40,289	$40,422
Debt Securities, at fair value under fair value option	3,046	2,153
Debt Securities, trading, at fair value	—	68
Equity securities, at fair value	197	394
Mortgage loans, net of allowance for credit losses of $121 and $165 at December 31, 2024 and 2023, respectively	9,462	10,082
Mortgage loans, at fair value under fair value option	449	481
Policy loans (including $3,489 and $3,457 at fair value under the fair value option at December 31, 2024 and 2023, respectively)	4,403	4,399
Freestanding derivative instruments	297	390
Other invested assets	2,864	2,466
Total investments	61,007	60,855
Cash and cash equivalents	3,767	2,688
Accrued investment income	529	512
Deferred acquisition costs	11,887	12,302
Reinsurance recoverable, net of allowance for credit losses of $27 and $29 at December 31, 2024 and 2023, respectively	21,830	25,422
Reinsurance recoverable on market risk benefits, at fair value	121	149
Market risk benefit assets, at fair value	8,899	6,737
Deferred income taxes, net	480	640
Other assets	787	1,294
Separate account assets	229,143	219,656
Total assets	$338,450	$330,255
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$11,072	$11,898
Other contract holder funds	58,312	55,319
Market risk benefit liabilities, at fair value	3,774	4,785
Funds withheld payable under reinsurance treaties (including $3,667 and $3,626 at fair value under the fair value option at December 31, 2024 and 2023, respectively)	16,742	19,952
Long-term debt	2,034	2,037
Repurchase agreements and securities lending payable	1,554	19
Collateral payable for derivative instruments	150	780
Freestanding derivative instruments	361	1,210
Notes issued by consolidated variable interest entities, at fair value under fair value option (See Note 4)	2,343	1,988
Other liabilities	2,983	2,277
Separate account liabilities	229,143	219,656
Total liabilities	328,468	319,921
Commitments, Contingencies, and Guarantees (See Note 16)
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; 22,000 shares issued and outstanding at December 31, 2024 and December 31, 2023; liquidation preference $25,000 per share (See Note 24)	533	533
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 73,380,643 and 78,660,221 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively (See Note 24)	1	1
Additional paid-in capital	6,046	6,005
Treasury stock, at cost; 21,107,672 and 15,820,785 shares at December 31, 2024 and 2023, respectively	(1,007)	(599)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(311) in 2024 and $(178) in 2023	(3,522)	(2,808)
Retained earnings	7,713	7,038
Total shareholders' equity	9,764	10,170
Noncontrolling interests	218	164
Total equity	9,982	10,334
Total liabilities and equity	$338,450	$330,255

See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Consolidated Income Statements
(in millions, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Revenues
Fee income	$8,083	$7,680	$7,722
Premiums	146	147	132
Net investment income:
Net investment income excluding funds withheld assets	1,838	1,680	1,492
Net investment income on funds withheld assets	1,024	1,174	1,254
Total net investment income	2,862	2,854	2,746
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(6,812)	(5,864)	(3,023)
Net gains (losses) on funds withheld reinsurance treaties	(1,052)	(1,801)	2,186
Total net gains (losses) on derivatives and investments	(7,864)	(7,665)	(837)
Other income	44	67	85
Total revenues	3,271	3,083	9,848

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	868	965	1,062
(Gain) loss from updating future policy benefits cash flow assumptions, net	46	102	(34)
Market risk benefits (gains) losses, net	(3,809)	(3,897)	(3,536)
Interest credited on other contract holder funds, net of deferrals and amortization	1,110	1,145	866
Interest expense	101	109	98
Operating costs and other expenses, net of deferrals	2,825	2,549	2,432
Amortization of deferred acquisition costs	1,108	1,152	1,226
Total benefits and expenses	2,249	2,125	2,114
Pretax income (loss)	1,022	958	7,734
Income tax expense (benefit)	46	4	1,505
Net income (loss)	976	954	6,229
Less: Net income (loss) attributable to noncontrolling interests	30	20	43
Net income (loss) attributable to Jackson Financial Inc.	946	934	6,186
Less: Dividends on preferred stock	44	35	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$902	$899	$6,186

Earnings per share
Basic	$11.86	$10.99	$72.34
Diluted	$11.74	$10.76	$69.75

See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	For the Years Ended December 31,
	2024	2023	2022

Net income (loss)	$976	$954	$6,229

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment net of tax expense (benefit) of: $(9), $201, and $(917) for the years ended December 31, 2024, 2023 and 2022, respectively	(259)	1,697	(7,507)
Change in unrealized gains (losses) on securities with credit impairment, net of tax expense (benefit) of: nil, $(7), and $(1) for the years ended December 31, 2024, 2023 and 2022, respectively	(5)	(26)	(2)
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit) of $20, $(41) and $361 for the years ended December 31, 2024, 2023 and 2022, respectively	70	(146)	1,303
Change in non-performance risk on market risk benefits, net of tax expense (benefit) of $(144), $(265) and $407 for the years ended December 31, 2024, 2023 and 2022, respectively	(520)	(955)	1,468
Total other comprehensive income (loss)	(714)	570	(4,738)
Comprehensive income (loss)	262	1,524	1,491
Less: Comprehensive income (loss) attributable to noncontrolling interests	30	20	43
Comprehensive income (loss) attributable to Jackson Financial Inc.	$232	$1,504	$1,448
See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Consolidated Statements of Equity
(in millions)

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income (Loss)	Earnings	Equity	Interests	Equity
Balances as of December 31, 2021	$—	$1	$6,051	$(211)	$1,360	$440	$7,641	$680	$8,321

Net income (loss)	—	—	—	—	—	6,186	6,186	43	6,229
Other comprehensive income (loss)	—	—	—	—	(4,738)	—	(4,738)	—	(4,738)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	9	9
Dividends on common stock	—	—	—	—	—	(199)	(199)	—	(199)
Purchase of treasury stock	—	—	—	(321)	—	—	(321)	—	(321)
Share-based compensation	—	—	12	89	—	(24)	77	—	77
Balances as of December 31, 2022	$—	$1	$6,063	$(443)	$(3,378)	$6,403	$8,646	$732	$9,378

Net income (loss)	—	—	—	—	—	934	934	20	954
Other comprehensive income (loss)	—	—	—	—	570	—	570	—	570
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	(588)	(588)
Dividends on preferred stock	—	—	—	—	—	(35)	(35)	—	(35)
Dividends on common stock	—	—	—	—	—	(209)	(209)	—	(209)
Purchase of treasury stock	—	—	—	(306)	—	—	(306)	—	(306)
Share-based compensation	—	—	(58)	150	—	(55)	37	—	37
Issuance of preferred stock	533	—	—	—	—	—	533	—	533
Balances as of December 31, 2023	$533	$1	$6,005	$(599)	$(2,808)	$7,038	$10,170	$164	$10,334

Net income (loss)	—	—	—	—	—	946	946	30	976
Other comprehensive income (loss)	—	—	—	—	(714)	—	(714)	—	(714)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	24	24
Dividends on preferred stock	—	—	—	—	—	(44)	(44)	—	(44)
Dividends on common stock	—	—	—	—	—	(216)	(216)	—	(216)
Purchase of treasury stock	—	—	—	(442)	—	—	(442)	—	(442)
Share-based compensation	—	—	41	34	—	(11)	64	—	64
Balances as of December 31, 2024	$533	$1	$6,046	$(1,007)	$(3,522)	$7,713	$9,764	$218	$9,982

See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$976	$954	$6,229

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	11	554	359
Net losses (gains) on derivatives	6,801	5,310	2,664
Net losses (gains) on funds withheld reinsurance treaties	1,052	1,801	(2,186)
Net (gain) loss on market risk benefits	(3,809)	(3,897)	(3,536)
(Gain) loss from updating future policy benefits cash flow assumptions, net	46	102	(34)
Interest credited on other contract holder funds, gross	1,110	1,145	866
Mortality, expense and surrender charges	(545)	(528)	(530)
Amortization of discount and premium on investments	(33)	(27)	11
Deferred income tax expense (benefit)	294	(207)	1,547
Share-based compensation expense	191	107	131
Change in:
Accrued investment income	(17)	2	(11)
Deferred acquisition costs	415	622	601
Funds withheld, net of reinsurance	211	(20)	(73)
Future policy benefits	(777)	(731)	(1,137)
Other assets and liabilities, net	(133)	123	305
Net cash provided by (used in) operating activities	5,793	5,310	5,206

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	10,524	11,488	11,535
Equity securities	289	316	84
Mortgage loans	1,783	2,492	1,695
Purchases of:
Debt securities	(11,718)	(8,231)	(11,606)
Equity securities	(16)	(200)	(249)
Mortgage loans	(1,132)	(1,605)	(1,816)
Settlements related to derivatives and collateral on investments	(6,481)	(5,475)	(674)
Other investing activities	(339)	623	(343)
Net cash provided by (used in) investing activities	(7,090)	(592)	(1,374)

(continued)

See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Consolidated Statements of Cash Flows (continued)
(in millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Policyholders' account balances:
Deposits	20,122	14,189	18,456
Withdrawals	(39,372)	(29,112)	(25,173)
Net transfers to separate accounts	19,892	10,017	5,685
Proceeds from (payments on) repurchase agreements and securities lending	1,532	(1,025)	(541)
Net proceeds from (payments on) Federal Home Loan Bank notes	450	250	—
Proceeds from debt	—	—	750
Payments on debt	(5)	(603)	(825)
Debt issuance costs	—	—	(7)
Issuance of debt of consolidated investment entities	948	297	—
Repayments of debt of consolidated investment entities	(526)	(351)	—
Contributions from partners of consolidated investments	29	111	—
Distributions from partners of consolidated investments	—	(92)	—
Dividends on common stock	(211)	(201)	(186)
Dividends on preferred stock	(44)	(35)	—
Purchase of treasury stock	(442)	(306)	(321)
Issuance of preferred stock	—	533	—
Net cash provided by (used in) financing activities	2,373	(6,328)	(2,162)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,076	(1,610)	1,670

Cash, cash equivalents, and restricted cash at beginning of period	2,691	4,301	2,631
Total cash, cash equivalents, and restricted cash at end of period	$3,767	$2,691	$4,301

Supplemental cash flow information
Income taxes paid (received)	$(8)	$(21)	$(5)
Interest paid	$263	$183	$107
Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$50	$144	$506
Other invested assets acquired from stock splits and stock distributions	$—	$317	$112
Non-cash financing activities
Non-cash dividend equivalents on stock based awards	$(5)	$(8)	$(13)

Reconciliation to Consolidated Balance Sheets
Cash and cash equivalents	$3,767	$2,688	$4,298
Restricted cash (included in Other assets)	—	3	3
Total cash, cash equivalents, and restricted cash	$3,767	$2,691	$4,301

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

Prior to September 13, 2021, we were a majority-owned subsidiary of Prudential plc ("Prudential"), London, England and served as Prudential's holding company for its U.S. operations. On September 13, 2021, the Company demerged from Prudential (the "Demerger") and became a stand-alone U.S. public company. Prudential retained an equity interest in the Company after the Demerger, but as of June 30, 2023, had sold its entire equity interest in the Company.

Jackson Financial’s primary life insurance subsidiary, Jackson National Life Insurance Company and its insurance subsidiaries (collectively, “Jackson”), is licensed to sell group and individual annuity products (including variable, registered index-linked, fixed index, fixed and payout annuities), and individual life insurance products, including variable universal life, in all 50 states and the District of Columbia. Jackson also participates in the institutional products market through the issuance of guaranteed investment contracts (“GICs”), funding agreements and medium-term note funding agreements. In addition to Jackson, Jackson Financial’s other operating subsidiaries are as follows:

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

Brooke Life Reinsurance Company

During the first quarter of 2024, Jackson entered into a reinsurance transaction with Brooke Re and all economics of the transaction were effective as of January 1, 2024. Jackson and Brooke Re are both direct subsidiaries of Brooke Life and the reinsurance transaction eliminates upon consolidation at JFI. The reinsurance transaction primarily provides for the cession from Jackson to Brooke Re of liabilities associated with certain guaranteed benefit riders under variable annuity contracts and similar products of Jackson (constituting “market risk benefits”), both in-force on the effective date of the reinsurance agreement and written in the future (i.e., on a “flow” basis). For regulatory reporting purposes, Brooke Re utilizes a modified U.S. generally accepted accounting principles ("U.S. GAAP") approach, primarily related to market risk benefits, with the intent to increase alignment between assets and liabilities in response to changes in economic factors. The reinsurance transaction and related modified U.S. GAAP approach allows us to mitigate the impact of the cash surrender value floor on Jackson’s total adjusted capital, statutory required capital, and risk-based capital ratio, as well as allows for more efficient economic hedging of the underlying risks of Jackson’s business.

Part II | Item 8. Notes to Consolidated Financial Statements | 1. Business and Basis of Presentation

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. Intercompany accounts and transactions have been eliminated upon consolidation. Certain amounts in the 2023 Notes to Consolidated Financial Statements have been reclassified to conform to the 2024 presentation.

With the establishment of Brooke Re in the first quarter of 2024, the Company’s hedging program was enhanced to align hedging instruments more closely with market risk benefit reserves, which resulted in higher levels of interest rate hedging consistent with the economics of our business. In connection with this enhanced hedging approach, the Company reviewed its existing interest rate hedging instruments and determined that interest rate swaps that were historically used for duration management purposes should be recharacterized as supporting our hedging of variable annuity market risk benefits. Accordingly, effective January 1, 2024, the periodic settlements and change in settlement accruals on interest rate swaps are now classified as non-operating and excluded from our non-GAAP financial measure of pretax adjusted operating earnings. Prior period amounts have not been adjusted for this prospective recharacterization with respect to interest rate swaps.

Additionally, to better represent the underlying performance of our business, we have made certain reclassifications between financial statement line items within the Consolidated Income Statement and our non-GAAP financial measure of pretax adjusted operating earnings. These reclassifications, described below, had no impact on Net Income or our non-GAAP financial measure of Adjusted Operating Earnings.

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

2.    Summary of Significant Accounting Policies

The following table identifies our significant accounting policies presented in other Notes to Consolidated Financial Statements:

Investments	Note 4
Derivative Instruments	Note 5
Fair Value Measurements	Note 6
Deferred Acquisition Costs	Note 7
Reinsurance	Note 8
Reserves for Future Policy Benefits and Claims Payable	Note 9
Other Contract Holder Funds	Note 10
Separate Account Assets and Liabilities	Note 11
Market Risk Benefits	Note 12
Long-Term Debt	Note 13
Income Taxes	Note 15
Commitments, Contingencies, and Guarantees	Note 16
Share-Based Compensation	Note 18
Accumulated Other Comprehensive Income (Loss)	Note 23
Earnings Per Share	Note 25

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

PPM receives an investment management fee for services as an asset manager for various entities. Revenue for these services is measured based on the terms specified in a customer's contract and is recognized when PPM has satisfied a performance obligation. These investment management fees are recognized ratably over the period that assets are managed, and when the probability of significant revenue reversal is remote. PPM also receives performance-based incentive fees from certain entities for which it invests based on predetermined formulas. Performance related management fees are earned over a specified period and can result in additional fees. These fees are recognized at the end of the specified period, once the fees are fixed, determinable, not subject to further performance metrics, and probability of significant revenue reversal is remote.

Changes in Accounting Principles – Adopted in Current Year

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients for applying U.S. GAAP to contracts and other transactions affected by reference rate reform and was originally effective for contract modifications made between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” that defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform. The practical expedient allowed by this standard was elected and applied by the Company. The contracts modified met the criteria for the practical expedient and, therefore, the transition did not have a material impact on the Company’s Consolidated Financial Statements. The Company has completed its transition from the London Interbank Offered Rate ("LIBOR").

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures”, which requires a public entity to disclose its significant segment expenses regularly provided to the chief operating decision maker ("CODM") and the amount and composition of other segment items. It also requires a public entity to disclose the title and position of the CODM. The ASU allows a public entity to disclose multiple measurements of segment profit or loss if a CODM uses multiple measures to assess segment’s performance and allocate resources. This ASU also expands the current interim disclosure requirements to require that nearly all of the annual segment disclosures be made on an interim basis. Effective for the annual period ended December 31, 2024, the Company adopted this ASU retrospectively and recast previously reported segment information. The required disclosures under this ASU are included in Note 3 - Segment Information.

Changes in Accounting Principles – Issued but Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, “Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU requires footnote disclosure about specific types of expenses included in the expense captions presented on the face of the income statement and the total amount of selling expenses on an annual and interim basis. The entity is also required to disclose its definition of selling expenses in annual reporting periods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

Part II | Item 8. Notes to Consolidated Financial Statements | 3. Segment Information
3.    Segment Information

The Company has three reportable segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. The Company reports, in Corporate and Other, certain activities and items that are not included in these reportable segments, including the results of PPM Holdings, Inc., the holding company of PPM, which manages the majority of the Company’s general account investment portfolio. The reportable segments reflect how the Company’s chief operating decision maker views and manages the business. The Company’s chief operating decision maker function is performed jointly by the Chief Executive Officer and the Chief Financial Officer. For the Retail Annuities, Closed Life and Annuity Blocks, and Institutional Products segments, the chief operating decision maker uses segment pretax adjusted operating earnings to allocate resources for each segment, predominantly through the annual budget and forecasting process, and to assess the performance of each segment, predominantly by comparing the results of each segment with one another, with planned and forecasted results, and with comparative prior period results. The following is a brief description of the Company’s reportable segments, plus its Corporate and Other segment.

Retail Annuities

The Company’s Retail Annuities segment offers a variety of retirement income and savings products through its diverse suite of products, consisting primarily of variable annuities, registered index-linked annuities ("RILA"), fixed index annuities, fixed annuities and payout annuities. These products are distributed through various wirehouses, insurance brokers and independent broker-dealers, as well as through banks and financial institutions.

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

1.Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) net gains (losses) on hedging instruments which includes: (a) changes in the fair value of freestanding derivatives, and related commissions and expenses, used to manage the risk associated with market risk benefits and other guaranteed benefit features, excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; and (b) investment income and change in fair value of certain non-derivative assets used to manage the risk associated with market risk benefits and other guaranteed benefit features; and (iii) the movements in reserves, market risk benefits, guaranteed benefit features accounted for as embedded derivative instruments, and related claims and benefit payments (excluding impacts of actuarial assumption updates and model enhancements). We believe excluding these items removes the impact to both revenue and related expenses associated with Net Hedging Results.

2.Amortization of DAC associated with non-operating items at date of transition to LDTI: Amortization of the balance of unamortized deferred acquisition costs, at January 1, 2021, the date of transition to current Long Duration Targeted Improvements ("LDTI") accounting guidance, associated with items excluded from pretax adjusted operating earnings prior to transition;

3.Actuarial Assumption Updates and Model Enhancements: The impact on the valuation of MRBs and embedded derivatives arising from our annual actuarial assumption updates and model enhancements review.

Part II | Item 8. Notes to Consolidated Financial Statements | 3. Segment Information
4.    Net Realized Investment Gains and Losses: Comprised of: (i) realized investment gains and losses associated with the periodic sales or disposals of securities, excluding those held within our trading portfolio; and (ii) impairments of securities, after adjustment for the non-credit component of the impairment charges.

5.    Change in Value of Funds Withheld Embedded Derivative and Net Investment Income on Funds Withheld Assets: Comprised of: (i) the change in fair value of funds withheld embedded derivatives; and (ii) net investment income on funds withheld assets related to funds withheld reinsurance transactions.

6.    Other items: Comprised of: (i) the impact of investments that are consolidated in our financial statements due to U.S. GAAP accounting requirements, such as our investments in collateralized loan obligations ("CLOs"), but for which the consolidation effects are not consistent with our economic interest or exposure to those entities, and (ii) one-time or other non-recurring items.

7.    Income taxes.

Set forth in the tables below is certain information with respect to the Company’s segments, as described above (in millions):

For the Year Ended December 31, 2024	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$4,460	$—	$443	$49	$4,952
Premiums	52	—	103	—	155
Net investment income	725	438	659	(2)	1,820
Other income (loss)	32	—	31	(19)	44
Total Operating Revenues	5,269	438	1,236	28	6,971

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	67	—	573	—	640
(Gain) loss from updating future policy benefits cash flow assumptions, net	(54)	—	104	—	50
Interest credited on other contract holder funds, net of deferrals and amortization	362	338	410	—	1,110
Interest expense	23	—	—	78	101
Asset-based commission expenses	1,137	—	—	—	1,137
Other commission expenses	891	—	37	—	928
Sub-advisor expenses	334	—	—	(8)	326
General and administrative expenses	788	4	106	222	1,120
Deferral of acquisition costs	(693)	—	7	—	(686)
Amortization of deferred acquisition costs	559	—	8	—	567
Total Operating Benefits and Expenses	3,414	342	1,245	292	5,293

Pretax Adjusted Operating Earnings	$1,855	$96	$(9)	$(264)	$1,678

Part II | Item 8. Notes to Consolidated Financial Statements | 3. Segment Information

For the Year Ended December 31, 2023	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$4,036	$—	$457	$52	$4,545
Premiums	21	—	136	—	157
Net investment income	436	408	644	58	1,546
Other income (loss)	37	—	25	5	67
Total Operating Revenues	4,530	408	1,262	115	6,315

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	43	—	641	—	684
(Gain) loss from updating future policy benefits cash flow assumptions, net	(4)	—	106	—	102
Interest credited on other contract holder funds, net of deferrals and amortization	374	334	437	—	1,145
Interest expense	24	—	—	85	109
Asset-based commission expenses	1,022	—	—	—	1,022
Other commission expenses	691	—	29	—	720
Sub-advisor expenses	318	—	—	(7)	311
General and administrative expenses	677	5	115	210	1,007
Deferral of acquisition costs	(530)	—	19	—	(511)
Amortization of deferred acquisition costs	551	—	10	—	561
Total Operating Benefits and Expenses	3,166	339	1,357	288	5,150

Pretax Adjusted Operating Earnings	$1,364	$69	$(95)	$(173)	$1,165

For the Year Ended December 31, 2022	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$4,108	$—	$474	$52	$4,634
Premiums	10	—	134	—	144
Net investment income	410	285	737	79	1,511
Other income (loss)	42	—	35	8	85
Total Operating Revenues	4,570	285	1,380	139	6,374

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	61	—	734	—	795
(Gain) loss from updating future policy benefits cash flow assumptions, net	(4)	—	(24)	—	(28)
Interest credited on other contract holder funds, net of deferrals and amortization	253	201	412	—	866
Interest expense	22	—	—	76	98
Asset-based commission expenses	1,010	—	—	—	1,010
Other commission expenses	809	—	37	—	846
Sub-advisor expenses	337	—	—	(8)	329
General and administrative expenses	642	5	97	131	875
Deferral of acquisition costs	(624)	—	(4)	—	(628)
Amortization of deferred acquisition costs	557	—	11	—	568
Total Operating Benefits and Expenses	3,063	206	1,263	199	4,731

Pretax Adjusted Operating Earnings	$1,507	$79	$117	$(60)	$1,643

Part II | Item 8. Notes to Consolidated Financial Statements | 3. Segment Information
Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income, between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson Financial and its subsidiaries to PPM, which were $81 million, $76 million, and $74 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table summarizes the reconciling items from the non-GAAP measure of total operating revenues to the U.S. GAAP measure of total revenues attributable to the Company (in millions):

	Years Ended December 31,
	2024	2023	2022
Total operating revenues	$6,971	$6,315	$6,374
Fees attributed to guarantee benefit reserves	3,122	3,125	3,077
Net gains (losses) on hedging instruments and investments	(7,904)	(7,512)	(878)
Net investment income (loss) related to noncontrolling interests	30	20	43
Consolidated investments	28	(39)	(22)
Net investment income on funds withheld assets	1,024	1,174	1,254
Total revenues (1)	$3,271	$3,083	$9,848

(1) Substantially all the Company's revenues originated in the U.S. There were no customers that, individually, generate revenues that exceeded 10% of total revenues.

The following table summarizes the reconciling items from the non-GAAP measure of total operating benefits and expenses to the U.S. GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Years Ended December 31,
	2024	2023	2022
Total operating benefits and expenses	$5,293	$5,150	$4,731
Net (gain) loss on market risk benefits	(3,809)	(3,897)	(3,536)
Benefits attributed to guaranteed benefit features	224	281	261
Amortization of DAC related to non-operating revenues and expenses	541	591	658
Total benefits and expenses	$2,249	$2,125	$2,114

Part II | Item 8. Notes to Consolidated Financial Statements | 3. Segment Information
The following table summarizes the reconciling items, from the non-GAAP measure of pretax adjusted operating earnings to the U.S. GAAP measure of net income attributable to the Company (in millions):

	Years Ended December 31,
	2024	2023	2022
Pretax adjusted operating earnings	$1,678	$1,165	$1,643
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Fees attributable to guarantee benefit reserves	3,122	3,125	3,077
Net gains (losses) on hedging instruments	(5,856)	(4,651)	(2,744)
Market risk benefits gains (losses), net	4,243	4,295	4,021
Net reserve and embedded derivative movements	(1,224)	(779)	(221)
Total net hedging results	285	1,990	4,133
Amortization of DAC associated with non-operating items at date of transition to LDTI	(541)	(591)	(658)
Actuarial assumption updates and model enhancements	(419)	(406)	(486)
Net realized investment gains (losses)	(11)	(554)	(359)
Net realized investment gains (losses) on funds withheld assets	(1,052)	(1,801)	2,186
Net investment income on funds withheld assets	1,024	1,174	1,254
Other items	28	(39)	(22)
Pretax income (loss) attributable to Jackson Financial Inc.	992	938	7,691
Income tax expense (benefit)	46	4	1,505
Net income (loss) attributable to Jackson Financial Inc.	946	934	6,186
Dividends on preferred stock	44	35	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$902	$899	$6,186

The following table summarizes total assets by segment (in millions):

	December 31,
	2024	2023
Retail Annuities	$296,621	$288,301
Closed Life and Annuity Blocks	26,700	27,642
Institutional Products	9,332	9,234
Corporate and Other	5,797	5,078
Total Assets	$338,450	$330,255

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

The following table sets forth the composition of the fair value of debt securities at December 31, 2024 and 2023, classified by rating categories as assigned by nationally recognized statistical rating organization (a “rating agency”), the NAIC, or if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by a rating agency when rating agencies' ratings are not equivalent and, for purposes of the table, if not otherwise rated by a rating agency, the NAIC rating of a security is converted to an equivalent rating agency rating. At December 31, 2024 and 2023, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $417 million and $486 million, respectively.

	Percent of Total Debt Securities Carrying Value
	December 31,
Investment Rating	2024	2023
U.S. government securities	7.3%	10.1%
AAA	6.1%	6.5%
AA	9.6%	9.0%
A	31.2%	31.5%
BBB	38.8%	35.9%
Investment grade	93.0%	93.0%
BB	3.1%	3.5%
B and below	3.9%	3.5%
Below investment grade	7.0%	7.0%
Total debt securities	100.0%	100.0%

At December 31, 2024 and 2023, the total carrying value of debt securities in an unrealized loss position consisted of:

	December 31,
	2024	2023
Investment grade securities	79%	77%
Below investment grade securities	1%	2%
Not rated securities	20%	21%

Unrealized losses on debt securities that were below investment grade or not rated were approximately 19% and 21% of the aggregate gross unrealized losses on available-for-sale debt securities at December 31, 2024 and 2023, respectively.

Corporate securities in an unrealized loss position were diversified across industries as follows (in millions, except percentages):

	December 31,
	2024	2023
Industries accounting for the largest percentage of corporate gross unrealized losses:
Utility	18%	17%
Financial Services	13%	14%

Largest unrealized loss related to a single corporate obligor	$61	$50

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
At December 31, 2024 and 2023, the amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,120	$—	$1	$962	$3,159
Other government securities	1,345	—	1	252	1,094
Public utilities	5,716	—	29	589	5,156
Corporate securities	30,581	8	137	2,732	27,978
Residential mortgage-backed	374	6	14	44	338
Commercial mortgage-backed	1,674	—	3	100	1,577
Other asset-backed securities	4,243	25	11	196	4,033
Total debt securities	$48,053	$39	$196	$4,875	$43,335

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2023	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$5,154	$—	$3	$845	$4,312
Other government securities	1,622	—	1	221	1,402
Public utilities	5,598	—	42	513	5,127
Corporate securities	27,870	15	194	2,572	25,477
Residential mortgage-backed	422	6	12	53	375
Commercial mortgage-backed	1,569	—	1	147	1,423
Other asset-backed securities	4,830	—	6	309	4,527
Total debt securities	$47,065	$21	$259	$4,660	$42,643

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at December 31, 2024, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$1,724	$—	$1	$8	$1,717
Due after 1 year through 5 years	10,872	7	51	256	10,660
Due after 5 years through 10 years	12,996	1	71	901	12,165
Due after 10 years through 20 years	8,887	—	41	1,560	7,368
Due after 20 years	7,283	—	4	1,810	5,477
Residential mortgage-backed	374	6	14	44	338
Commercial mortgage-backed	1,674	—	3	100	1,577
Other asset-backed securities	4,243	25	11	196	4,033
Total	$48,053	$39	$196	$4,875	$43,335
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

As required by law in various states in which business is conducted, securities with a carrying value of $83 million and $91 million at December 31, 2024 and 2023, respectively, were on deposit with regulatory authorities.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$145	$3	$2	$18	$126
Alt-A	52	3	8	11	46
Subprime	5	—	4	—	9
Total non-agency RMBS	$202	$6	$14	$29	$181

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2023	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$164	$2	$1	$19	$144
Alt-A	71	3	5	20	53
Subprime	7	1	4	—	10
Total non-agency RMBS	$242	$6	$10	$39	$207

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

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	December 31, 2024			December 31, 2023
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$6	$172	21	$52	$306	11
Other government securities	2	47	13	1	51	9
Public utilities	26	835	92	11	287	32
Corporate securities	179	5,998	694	50	1,331	227
Residential mortgage-backed	3	96	52	2	48	45
Commercial mortgage-backed	18	265	31	—	46	6
Other asset-backed securities	9	641	51	27	707	55
Total temporarily impaired securities	$243	$8,054	954	$143	$2,776	385

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$956	$2,149	23	$793	$2,774	23
Other government securities	250	1,026	130	220	1,301	151
Public utilities	563	3,486	449	502	4,105	491
Corporate securities	2,553	13,956	1,828	2,522	17,457	2,207
Residential mortgage-backed	41	187	204	51	251	219
Commercial mortgage-backed	82	1,002	150	147	1,294	177
Other asset-backed securities	187	1,609	194	282	3,141	427
Total temporarily impaired securities	$4,632	$23,415	2,978	$4,517	$30,323	3,695

	Total			Total
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities (1)	Losses		securities (1)
U.S. government securities	$962	$2,321	38	$845	$3,080	30
Other government securities	252	1,073	142	221	1,352	157
Public utilities	589	4,321	524	513	4,392	513
Corporate securities	2,732	19,954	2,380	2,572	18,788	2,355
Residential mortgage-backed	44	283	255	53	299	262
Commercial mortgage-backed	100	1,267	175	147	1,340	182
Other asset-backed securities	196	2,250	238	309	3,848	469
Total temporarily impaired securities	$4,875	$31,469	3,752	$4,660	$33,099	3,968
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
Debt securities in an unrealized loss position as of December 31, 2024 did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.

As of December 31, 2024, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. As described below, the Company performed analyses of the financial performance of the underlying issues in an unrealized loss position and believes that recovery of the entire amortized cost of each impaired security is expected.

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

The credit loss evaluation for a security may consider the following:

•the extent to which the fair value is below amortized cost;
•changes in ratings;
•whether a significant covenant has been breached; assessments of the issuer’s ability to make scheduled debt payments based upon judgments related to its current and projected financial position, including whether it has filed or indicated a possibility of filing for bankruptcy, has missed or announced it intends to miss a scheduled debt service payment, or has experienced a specific material adverse change that may impair its creditworthiness;
•the existence of, and realizable value of, any collateral backing the obligations;
•the macro-economic and micro-economic outlooks for the issuer and its industry;
•for asset-backed securities: includes an assessment of future estimated cash flows under expected and stress case scenarios to identify potential shortfalls in contractual payments. These estimated cash flows are developed using available performance indicators from the underlying assets, such as current and projected default or delinquency rates, levels of credit enhancement, current subordination levels, vintage, expected loss severity and other relevant characteristics; and
•for mortgage-backed securities, credit losses are assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral characteristics and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities based on the transaction structure and any existing subordination and credit enhancements. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and then projects the remaining cash flows using a number of assumptions, including prepayment timing, default rates and loss severity. Specifically, for prime and Alt-A RMBS, the assumed default percentage is dependent on the severity of delinquency status, with foreclosures and real estate owned receiving higher rates, but also includes the currently performing loans.

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest of $1 million and $1 million was written off during the years ended December 31, 2024 and 2023, respectively.

The roll-forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

December 31, 2024	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2024	$—	$—	$—	$15	$6	$—	$—	$21
Additions for which credit loss was not previously recorded	—	—	16	—	16	—	27	59
Changes for securities with previously recorded credit loss	—	—	—	1	2	—	—	3
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	(6)	(16)	—	—	(22)
Reductions for securities disposed	—	—	(16)	(2)	(2)	—	—	(20)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2024 (2)	$—	$—	$—	$8	$6	$—	$25	$39

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments

December 31, 2023	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2023	$—	$2	$—	$15	$6	$—	$—	$23
Additions for which credit loss was not previously recorded	—	2	—	48	1	9	—	60
Changes for securities with previously recorded credit loss	—	1	—	1	2	—	—	4
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	(2)	—	—	—	(2)
Reductions for securities disposed	—	(3)	—	(24)	(3)	—	—	(30)
Securities intended/required to be sold before recovery of amortized cost basis	—	(2)	—	(23)	—	(9)	—	(34)
Balance at December 31, 2023 (2)	$—	$—	$—	$15	$6	$—	$—	$21

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $435 million and $411 million as of December 31, 2024 and 2023, respectively, and was excluded from the determination of credit losses for the years ended December 31, 2024 and 2023.

Net Investment Income

The sources of net investment income were as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Debt securities (1)	$1,546	$1,516	$1,076
Equity securities	5	2	(16)
Mortgage loans	330	318	285
Policy loans	67	68	69
Limited partnerships	163	22	144
Other investment income	189	108	49
Total investment income excluding funds withheld assets	2,300	2,034	1,607
Investment expenses (2)(3)	(462)	(354)	(115)
Net investment income excluding funds withheld assets	1,838	1,680	1,492

Net investment income on funds withheld assets (see Note 8)	1,024	1,174	1,254
Net investment income	$2,862	$2,854	$2,746
(1) Includes changes in fair value gains (losses) on trading securities and includes $(77) million, $34 million and $(149) million for the years ended December 31, 2024, 2023 and 2022, respectively, related to the change in fair value for securities carried under the fair value option.
(2) In the first quarter of 2024, interest costs principally associated with repurchase agreements and cash collateral were reclassified from interest expense to net investment income. All prior period amounts have been conformed to current period presentation.
(3) Includes expenses from consolidated variable interest entities, which includes changes in fair value of notes issued by those entities, of $(195) million, $(186) million, and $(10) million for the years ended December 31, 2024, 2023 and 2022, respectively,

Investment income is not accrued on securities in default and otherwise where the collection is uncertain. In these cases, receipts of interest on such securities are used to reduce the cost basis of the securities.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $4 million, $(20) million and $(52) million, for the years ended December 31, 2024, 2023 and 2022, respectively.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
Net Gains (Losses) on Derivatives and Investments

Realized gains and losses on sales of investments are recognized in income at the date of sale and are determined using the specific cost identification method.

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Years Ended December 31,
	2024	2023	2022
Available-for-sale securities
Realized gains on sale	$23	$22	$41
Realized losses on sale	(136)	(397)	(429)
Credit loss income (expense)	(1)	(29)	(5)
Credit loss income (expense) on mortgage loans	16	(104)	(16)
Other (1)	87	(46)	50
Net gains (losses) excluding derivatives and funds withheld assets	(11)	(554)	(359)
Net gains (losses) on derivative instruments (see Note 5)	(6,801)	(5,310)	(2,664)
Net gains (losses) on derivatives and investments	(6,812)	(5,864)	(3,023)

Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	(1,052)	(1,801)	2,186
Total net gains (losses) on derivatives and investments	$(7,864)	$(7,665)	$(837)

(1) Includes the foreign currency gain or loss related to foreign denominated trust instruments supporting funding agreements.
Net gains (losses) on funds withheld reinsurance treaties represents income (loss) from the sale of investments held in segregated funds withheld accounts in support of reinsurance agreements for which Jackson retains legal ownership of the underlying investments. These gains (losses) are increased or decreased by changes in the embedded derivative liability related to the Athene Life Re Ltd. ("Athene") funds withheld coinsurance agreement and also include (i) changes in the related funds withheld payable, as all economic performance of the investments held in the segregated accounts inure to the benefit of the reinsurers under the respective reinsurance agreements with each reinsurer, and (ii) amortization of the difference between book value and fair value of the investments as of the effective date of the reinsurance agreements with each reinsurer.

The aggregate fair value of securities sold at a loss for the years ended December 31, 2024, 2023 and 2022 was $2,921 million, $5,529 million and $5,376 million, which was approximately 94%, 97% and 93% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $4.3 billion, $6.8 billion and $8.0 billion during the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company concluded that the following entities are VIEs and that the Company is the primary beneficiary as it has both the power to direct the most significant activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In each case, the Company’s exposure to loss is limited to the capital invested plus, in the cases of the limited liability companies ("LLCs") and the Private Equity Funds, unfunded capital commitments. Creditors of the consolidated VIEs do not have recourse to the general credit of the Company:

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

•Private Equity Funds III – VIII are limited partnership structures that invest the ownership capital in portfolios of various other limited partnership structures. Private Equity Fund IX was created in 2024 but is not expected to be funded by the Company until 2025. The Company sold all of its investment in Private Equity Funds III - VI and the majority of its investment in Private Equity Fund VII during the year ended December 31, 2023. The Company recorded a loss of $97 million on the sale, which it recognized in Net Investment Income for the year ended December 31, 2023. Those entities were deconsolidated as of December 31, 2023.

•PPM has created and managed institutional share class mutual funds, where Jackson seeds new funds, or new share classes within a fund, when deemed necessary to develop the requisite record prior to allowing investment by external parties. These mutual funds ceased operations during the year ended December 31, 2024.

Asset and liability information for the consolidated VIEs included on the Consolidated Balance Sheets are as follows (in millions):

	December 31,
	2024	2023
Assets
Debt securities, at fair value under fair value option	$2,429	$2,037
Debt securities, trading	—	68
Equity securities	6	7
Other invested assets	620	396
Cash and cash equivalents	178	93
Other assets	51	49
Total assets	$3,284	$2,650

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$2,343	$1,988
Other liabilities	279	98
Total other liabilities	2,622	2,086
Securities lending payable	—	2
Total liabilities	$2,622	$2,088

Equity
Noncontrolling interests	$218	$164

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

•The carrying amounts of the Company’s investments in certain LPs and LLCs are recognized in other invested assets on the Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 16 of the Notes to Consolidated Financial Statements. The Company’s exposure to loss was limited to $2,637 million and $2,576 million as of December 31, 2024 and 2023, respectively, representing the aggregate capital invested and unfunded capital commitments related to the LPs/LLCs at those dates. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

•The Company's investments in certain mutual funds are recognized in equity securities on the Consolidated Balance Sheets and were $19 million and $21 million as of December 31, 2024 and 2023, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Commercial and Residential Mortgage Loans

The following table shows commercial mortgage loans, residential mortgage loans, and the respective accrued interest thereon at December 31, 2024 and 2023 (in millions):

	December 31,
	2024	2023
Commercial mortgage loans (1)	$8,826	$9,562
Accrued interest receivable on commercial mortgage loans	34	39
Residential mortgage loans (2)	1,085	1,001
Accrued interest receivable on residential mortgage loans	7	7
(1) Net of an allowance for credit losses of $116 million and $160 million at each date, respectively.
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

At December 31, 2024, commercial mortgage loans were collateralized by properties located in 36 states, the District of Columbia, and Europe, while residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

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

The following table provides the change in the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

December 31, 2024	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2024	$28	$4	$78	$27	$17	$6	$5	$165
Charge offs, net of recoveries	(3)	—	—	—	—	—	—	(3)
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(2)	3	(34)	(8)	3	(3)	—	(41)
Balance at December 31, 2024 (1)(2)	$23	$7	$44	$19	$20	$3	$5	$121

December 31, 2023	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2023	$16	$20	$15	$21	$16	$3	$4	$95
Charge offs, net of recoveries	—	—	(66)	—	—	—	—	(66)
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	12	(16)	129	6	1	3	1	136
Balance at December 31, 2023 (1)(2)	$28	$4	$78	$27	$17	$6	$5	$165

(1) Accrued interest receivable totaled $41 million and $46 million as of December 31, 2024 and 2023, respectively, and was excluded from the determination of credit losses.
(2) Accrued interest amounting to $1 million and $2 million was written as of December 31, 2024 and 2023, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
The following table provides information about our residential mortgage loans in process of foreclosure (in millions):

	December 31,
	2024	2023
Recorded investment (1)	$29	$24
Unpaid principal balance	33	27
Related loan allowance	1	1
Average recorded investment	30	19
Investment income recognized	1	1
(1) At December 31, 2024 and 2023, includes $2 million and $5 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.

The following tables provide information about the credit quality with vintage year and category of mortgage loans (dollars in millions):

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios (1):
Less than 70%	$577	$639	$505	$594	$481	$4,504	$4	$7,304	83%
70% - 80%	105	49	204	312	169	235	—	1,074	12%
80% - 100%	—	—	130	40	—	168	—	338	4%
Greater than 100%	—	—	—	20	28	62	—	110	1%
Total commercial mortgage loans	682	688	839	966	678	4,969	4	8,826	100%

Debt service coverage ratios (2):
Greater than 1.20x	666	578	627	590	570	4,693	4	7,728	88%
1.00x - 1.20x	16	103	135	262	108	205	—	829	9%
Less than 1.00x	—	7	77	114	—	71	—	269	3%
Total commercial mortgage loans	682	688	839	966	678	4,969	4	8,826	100%

Residential mortgage loans
Performing	304	110	32	132	65	344	—	987	91%
Nonperforming	—	18	45	4	6	25	—	98	9%
Total residential mortgage loans	304	128	77	136	71	369	—	1,085	100%

Total mortgage loans	$986	$816	$916	$1,102	$749	$5,338	$4	$9,911	100%
(1) The loan to value ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2) The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios (1):
Less than 70%	$659	$800	$937	$653	$1,251	$4,300	$4	$8,604	90%
70% - 80%	24	138	325	122	61	41	—	711	7%
80% - 100%	—	25	—	37	41	93	—	196	2%
Greater than 100%	—	—	26	—	22	3	—	51	1%
Total commercial mortgage loans	683	963	1,288	812	1,375	4,437	4	9,562	100%

Debt service coverage ratios (2):
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
(1) The loan to value ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2) The debt service coverage ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.

	Accruing Loans (1)
December 31, 2024	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$2,450	$—	$—	$—	$2,450	$—	$—
Hotel	835	—	—	—	835	—	—
Office	1,317	—	—	—	1,317	—	—
Retail	1,685	—	—	—	1,685	—	—
Warehouse	2,134	—	—	—	2,134	—	—
Other	521	—	—	—	521	—	—
Total commercial	8,942	—	—	—	8,942	—	—
Residential (2)	833	154	24	79	1,090	—	2
Total	$9,775	$154	$24	$79	10,032	$—	$2
ACL					(121)
Total with ACL					$9,911

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments

	Accruing Loans (1)
December 31, 2023	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$2,868	$—	$—	$—	$2,868	$—	$—
Hotel	772	—	—	—	772	—	—
Office	1,457	—	—	—	1,457	—	—
Retail	1,891	—	—	—	1,891	—	—
Warehouse	2,033	—	—	—	2,033	—	—
Other	701	—	—	—	701	—	—
Total commercial	9,722	—	—	—	9,722	—	—
Residential (2)	723	190	27	66	1,006	—	2
Total	$10,445	$190	$27	$66	$10,728	$—	$2
ACL					(165)
Total with ACL					$10,563

(1) Amortized cost or fair value for loans carried at fair value under the fair value option.
(2) At December 31, 2024 and 2023, includes $24 million and $29 million, respectively, of loans 30-89 days past due and $24 million and $27 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides information about the mortgage loans modified during the periods indicated to borrowers experiencing financial difficulty (dollars in millions):

	Term Extension
	Amortized Cost Basis	Percent of Total Class
December 31, 2024
Commercial mortgage loans	$24	0.27%

December 31, 2023
Commercial mortgage loans	$17	0.17%
As of December 31, 2024, the above modified loans had no unfunded commitment.
The following table describes the financial effect of the modifications made to the loans noted above:

Term Extension
Financial Effect
December 31, 2024
Commercial mortgage loans	Granted extension of term for three-years and rate converted from variable to 4% fixed.

December 31, 2023
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
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in millions):

	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
December 31, 2024
Commercial mortgage loans	$24	$—	$—

December 31, 2023
Commercial mortgage loans	$17	$—	$—

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments

As of December 31, 2024 and 2023, stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $27 million and $19 million, respectively.

Equity Securities

Equity securities include common stocks, preferred stocks and mutual funds. All equity securities are carried at fair value with changes in value included in net investment income.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At December 31, 2024 and 2023, $3.5 billion and $3.5 billion of these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At December 31, 2024 and 2023, the Company had $0.9 billion and $0.9 billion, respectively, of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Other Invested Assets

Other invested assets primarily include investments in Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock, limited partnerships (“LPs”), and real estate. FHLBI capital stock is carried at cost and adjusted for any impairment. At December 31, 2024 and 2023, FHLB capital stock had a carrying value of $127 million and $108 million, respectively. Real estate is carried at the lower of depreciated cost or fair value and real estate occupied by the Company is carried at depreciated cost. At December 31, 2024 and 2023, real estate totaling $232 million and $226 million, respectively, included foreclosed properties with a book value of $14 million and $6 million, respectively. Carrying values for LP investments are generally determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At December 31, 2024 and 2023, investments in LPs had carrying values of $2.5 billion and $2.1 billion, respectively.

Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of December 31, 2024 and 2023, the estimated fair value of loaned securities was $13 million and $19 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At December 31, 2024 and 2023, cash collateral received in the amount of $14 million and $19 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Consolidated Balance Sheets.

At December 31, 2024 and 2023, the outstanding repurchase agreement balance was $1.5 billion and nil, respectively, having maturities within 30 days, and was included within repurchase agreements and securities lending payable in the Consolidated Balance Sheets. These repurchase agreements were collateralized with U.S. Treasury securities and corporate securities of $1.5 billion and nil, respectively, at December 31, 2024 and 2023.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $69 million, $45 million and $8 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included within net investment income.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments

Collateral Upgrade Transactions

During the first quarter of 2024, Jackson executed certain paired repurchase and reverse repurchase transactions (“collateral upgrade” transactions) totaling $1.5 billion pursuant to master repurchase agreements with participating bank counterparties. Under these collateral upgrade transactions, the Company lends securities (e.g., corporate debt securities or other securities agreed upon between the parties) to bank counterparties in exchange for U.S. Treasury securities that the Company then uses to provide as collateral. The paired repurchase and reverse repurchase transactions are settled on a net basis in accordance with master repurchase agreements. As a result, there was no cash exchanged at initiation of these agreements. The paired transactions are reported net within the Consolidated Balance Sheets. These transactions do not have a stated maturity and require at least 150-days' notice prior to termination.

At December 31, 2024 and 2023, the fair value of the U.S. treasuries received was $1.5 billion and nil, respectively, collateralized with corporate securities with a fair value of $1.6 billion and nil, respectively. Subsequently, the Company provided these U.S. Treasury securities as collateral for derivative trades, and they are included as part of the derivative collateral disclosures.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Gross interest income of $71 million, nil, and nil and gross interest expense of $79 million, nil, and nil for the years ended December 31, 2024, 2023 and 2022, respectively, are included within net investment income.

5.    Derivative Instruments

The Company utilizes freestanding and embedded derivatives as follows:

Freestanding Derivative Instruments

The Company enters into financial derivative transactions, including swaps, put-swaptions, futures, forwards, and options to reduce and manage business risks. These transactions manage the risk of a change in the value, yield, price, cash flows, foreign currency, credit quality, or degree of exposure with respect to assets, liabilities or future cash flows that the Company has acquired or incurred. The Company does not account for freestanding derivatives as either fair value or cash flow hedges as might be permitted if specific hedging documentation requirements were followed. As a result, freestanding derivatives are carried at fair value on the balance sheet with settlements and changes in fair value recorded in net gains (losses) on derivatives and investments.

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

The Company manages the potential credit exposure for over-the-counter derivative contracts through evaluation of the counterparty credit standing, collateral agreements, and master netting agreements. The Company is exposed to credit-related losses in the event of nonperformance by counterparties, however, it does not anticipate nonperformance. There were no charges due to nonperformance by derivative counterparties in 2024, 2023 or 2022.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 5. Derivative Instruments
See Note 10 - Other Contract Holder Funds of the Notes to Consolidated Financial Statements for additional information on the accounting policies for these embedded derivatives within fixed index and registered index-linked annuities.

Embedded Derivatives—Funds Withheld Reinsurance Agreements

The Company has recorded an embedded derivative liability related to the Athene coinsurance agreement (the “Athene Embedded Derivative”) in accordance with FASB ASC 815-15-55-107 and 108, “Derivatives and Hedging Case B: Reinsurer’s Receivable Arising from a Modified Coinsurance Arrangement” as Jackson’s obligation under the Reinsurance Agreement is based on the total return of investments in a segregated funds withheld account rather than Jackson’s own creditworthiness. As the Reinsurance Agreement transfers the economics of the investments in the segregated funds withheld account to Athene, it will receive an investment return equivalent to owning the underlying assets. At inception of the Reinsurance Agreement, the Athene Embedded Derivative was valued at zero. Additionally, the inception fair value of the investments in the segregated funds withheld account differed from their book value and, accordingly, the amortization of this difference is reported in net gains (losses) on derivatives and investments in the Consolidated Income Statements, while the investments are held. Subsequent to the effective date of the Reinsurance Agreement, the Athene Embedded Derivative is measured at fair value with changes reported in net gains (losses) on derivatives and investments in the Consolidated Income Statements. The Athene Embedded Derivative Liability is included in funds withheld payable under reinsurance treaties in the Consolidated Balance Sheets. See “Athene Reinsurance” in Note 8 - Reinsurance of the Notes to Consolidated Financial Statements for additional information on the Athene Reinsurance Transaction.

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	December 31, 2024
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,725	$121	$151	$(30)
Equity index futures (2)	33,104	—	—	—
Equity index put options	10,000	77	—	77
Interest rate swaps	5,978	3	177	(174)
Put-swaptions	—	—	—	—
Interest rate futures (2)	20,592	—	—	—
Total return swaps	2,065	39	—	39
Bond forwards	609	—	21	(21)
Total freestanding derivatives	74,073	240	349	(109)
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	877	(877)
Registered index-linked annuity embedded derivatives (3)	N/A	—	3,065	(3,065)
Total embedded derivatives	N/A	—	3,942	(3,942)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	18	1	17
Cross-currency forwards	1,017	39	11	28
Funds withheld embedded derivative (4)	N/A	2,314	—	2,314
Total derivatives related to funds withheld under reinsurance treaties	1,175	2,371	12	2,359
Total	$75,248	$2,611	$4,303	$(1,692)

(1) The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures, forwards, and options represents the market exposure of open positions.

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

(1) The notional amount for swaps and swaptions represents the stated principal balance used as a basis for calculating payments. The contractual amount for futures, and options represents the market exposure of open positions.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Years Ended December 31,
	2024	2023	2022
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$(66)	$(4)	$(67)
Equity index call options	18	916	(1,830)
Equity index futures	(1,704)	(3,543)	3,005
Equity index put options	(358)	(2,172)	(244)
Interest rate swaps	(127)	(63)	(615)
Interest rate swaps - cleared	—	(10)	(201)
Put-swaptions	(516)	(61)	(1,832)
Interest rate futures	(2,741)	373	(925)
Total return swaps	(302)	(240)	5
Bond forwards	(21)	—	—
Fixed index annuity embedded derivatives	(38)	5	3
Registered index-linked annuity embedded derivatives	(946)	(511)	37
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	(6,801)	(5,310)	(2,664)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	6	(7)	14
Cross-currency forwards	27	(30)	79
Funds withheld embedded derivative	(154)	(690)	3,278
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	(121)	(727)	3,371
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$(6,922)	$(6,037)	$707

All the Company’s trade agreements for freestanding, over-the-counter derivatives, contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit. At December 31, 2024 and 2023, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $203 million and $117 million, respectively, and held collateral was $252 million and $841 million, respectively, related to these agreements. At December 31, 2024 and 2023, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $267 million and $937 million, respectively, and provided collateral was $302 million and $751 million, respectively, related to these agreements. If all of the downgrade provisions had been triggered at December 31, 2024 and 2023, in aggregate, the Company would have had to disburse $49 million and $910 million, respectively, and would have been allowed to claim $35 million and nil, respectively.

The Company pledged collateral of $1,780 million and $2,616 million as of December 31, 2024 and 2023, respectively, for initial margin related to uncleared margin for over-the-counter derivatives and exchange-traded futures. Variation margin on exchange traded futures is settled through the netting of cash paid/received for variation margin against the fair value of the trades.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 5. Derivative Instruments
The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
				Gross Amounts Not Offset in the Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative assets	$297	$—	$297	$95	$149	$21	$32
Financial Liabilities:
Freestanding derivative liabilities	$361	$—	$361	$95	$—	$215	$51
Securities loaned	14	—	14	—	14	—	—
Repurchase agreements	1,540	—	1,540	—	—	1,540	—
Repurchase agreements - Collateral upgrade	1,476	(1,476)	—	—	—	—	—
Total financial liabilities	$3,391	$(1,476)	$1,915	$95	$14	$1,755	$51

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

In the above tables, the amounts of assets or liabilities presented in the Company’s Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative liabilities of $3,942 million and $2,090 million as of December 31, 2024 and 2023, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative asset (liability) of $2,314 million and $2,468 million at December 31, 2024 and 2023, respectively.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$43,335	$43,335	$42,643	$42,643
Equity securities	197	197	394	394
Mortgage loans (1)	9,911	9,351	10,563	9,994
Limited partnerships	2,505	2,505	2,132	2,132
Policy loans (1)	4,403	4,403	4,399	4,399
Freestanding derivative instruments	297	297	390	390
FHLBI capital stock	127	127	108	108
Cash and cash equivalents	3,767	3,767	2,688	2,688
Reinsurance recoverable on market risk benefits	121	121	149	149
Market risk benefit assets	8,899	8,899	6,737	6,737
Separate account assets	229,143	229,143	219,656	219,656

Liabilities
Annuity reserves (2)	38,640	36,522	35,251	33,678
Market risk benefit liabilities	3,774	3,774	4,785	4,785
Reserves for guaranteed investment contracts (3)	556	546	700	674
Trust instruments supported by funding agreements (3)	5,892	5,825	5,756	5,601
FHLB funding agreements (3)	1,936	1,900	1,950	1,893
Funds withheld payable under reinsurance treaties (1)	16,742	16,742	19,952	19,952
Long-term debt	2,034	1,836	2,037	1,851
Securities lending payable (4)	14	14	19	19
Freestanding derivative instruments	361	361	1,210	1,210
Notes issued by consolidated VIEs	2,343	2,343	1,988	1,988
Repurchase agreements (4)	1,540	1,540	—	—
FHLB advances (5)	700	700	250	250
Separate account liabilities	229,143	229,143	219,656	219,656

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

For those securities that were internally valued at December 31, 2024 and 2023, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, are generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally, are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at December 31, 2024 and 2023. As a result of using the net asset value per share practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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

Policy Loans

Policy loans are funds provided to policyholders in return for a claim on the policies' values. They are repaid upon repayment, death or surrender, and there is only one market price at which the loans could be settled – the then current carrying value. The loans are limited to, and fully collateralized by, the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk. Policy loans do not have a stated maturity, and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The reinsurance related component of policy loans at fair value under the fair value option have been classified as Level 3 within the fair value hierarchy.

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
•Level 2 include interest rate swaps, cross currency swaps, forwards, credit default swaps, total return swaps, bond forwards, put-swaptions and certain equity index call and put options. These derivative valuations are determined by third-party pricing services using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.
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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
At each valuation date, the fair value calculation reflects expected returns based on treasury rates as of that date to determine the value of expected future cash flows produced in a stochastic process. Volatility assumptions are based on available market data for implied market volatility for durations up to 5 years, grading to a historical volatility level by year 10, where such long-term historical volatility levels contain an explicit risk margin. Non-performance risk is incorporated into the calculation through the adjustment of the risk-free rate curve based on credit spreads for debt and debt-like instruments issued by the Company or its insurance operating subsidiaries, adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries. Risk margins are also incorporated into the model assumptions, particularly for policyholder behavior. Estimates of future policyholder behavior are subjective and are based primarily on the Company’s experience.

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

See Note 12 - Market Risk Benefits of the Notes to Consolidated Financial Statements for more information regarding MRBs.

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

Fair Value Option

The Company elected the fair value option for debt securities related to certain consolidated investments totaling $2,429 million and $2,037 million at December 31, 2024 and 2023, respectively. These debt securities are reflected on the Company’s Consolidated Balance Sheets as debt securities, at fair value under the fair value option.

During the third quarter of 2024, the Company began purchasing certain debt securities for purposes of mitigating components of the Company’s exposure to changes in the value of certain market risk benefits. The Company elected the fair value option on these debt securities, with changes in fair value reflected in net income, to align with the corresponding changes in the value of the market risk benefits recognized through net income. These debt securities totaling $501 million and nil at December 31, 2024 and 2023, respectively, are presented as debt securities, at fair value under the fair value option in the Consolidated Balance Sheets.

The Company has elected the fair value option for certain funds withheld assets, which are held as collateral for reinsurance, totaling $4,054 million and $4,054 million at December 31, 2024 and 2023, respectively, as discussed above, and includes mortgage loans as discussed below.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

	December 31,
	2024	2023
Fair value	$449	$481
Aggregate contractual principal	464	491

As of December 31, 2024, no loans in good standing for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

The Company elected the fair value option for notes issued by consolidated VIEs totaling $2,343 million and $1,988 million at December 31, 2024 and 2023, respectively.

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Consolidated Financial Statements.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$3,159	$3,159	$—	$—
Other government securities	1,094	—	1,094	—
Public utilities	5,156	—	5,112	44
Corporate securities	27,978	—	27,704	274
Residential mortgage-backed	338	—	338	—
Commercial mortgage-backed	1,577	—	1,577	—
Other asset-backed securities	4,033	—	3,372	661
Equity securities	197	9	181	7
Mortgage loans	449	—	—	449
Limited partnerships (1)	195	—	—	195
Policy loans	3,489	—	—	3,489
Freestanding derivative instruments	297	—	297	—
Cash and cash equivalents	3,767	3,767	—	—
Reinsurance recoverable on market risk benefits	121	—	—	121
Market risk benefit assets	8,899	—	—	8,899
Separate account assets	229,143	—	229,143	—
Total	$289,892	$6,935	$268,818	$14,139

Liabilities
Embedded derivative liabilities (2)	$3,942	$—	$3,942	$—
Funds withheld payable under reinsurance treaties (3)	1,353	—	—	1,353
Freestanding derivative instruments	361	—	361	—
Notes issued by consolidated VIEs	2,343	—	2,343	—
Market risk benefit liabilities	3,774	—	—	3,774
Total	$11,773	$—	$6,646	$5,127

(1) Excludes $2,310 million of limited partnership investments measured at NAV.
(2) Includes the embedded derivative liabilities of $3,065 million related to RILA and $877 million of fixed index annuities, both included in other contract holder funds on the Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $2,314 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	December 31, 2024
Assets	Total	Internal	External
Debt securities:
Public utilities	$44	$44	$—
Corporate	274	47	227
Other asset-backed securities	661	28	633
Equity securities	7	1	6
Mortgage loans	449	—	449
Limited partnerships	195	1	194
Policy loans	3,489	3,489	—
Reinsurance recoverable on market risk benefits	121	121	—
Market risk benefit assets	8,899	8,899	—
Total	$14,139	$12,630	$1,509

Liabilities
Funds withheld payable under reinsurance treaties (1)	1,353	1,353	—
Market risk benefit liabilities	3,774	3,774	—
Total	$5,127	$5,127	$—

(1) Includes the Athene Embedded Derivative asset of $2,314 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on internally priced Level 3 assets and liabilities that use significant unobservable inputs (dollar amounts in millions):

As of December 31, 2024
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$121	Discounted cash flow	Mortality(1)	0.01% - 20.63%	Increase
			Lapse(2)	1.47% - 8.10%	Increase
			Utilization(3)	0.00% - 50.00%	Decrease
			Withdrawal(4)	41.00% - 46.50%	Decrease
			Non-performance risk adjustment(5)	0.35% - 1.20%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Market risk benefit assets	$8,899	Discounted cash flow	Mortality(1)	0.00% - 23.47%	Increase
			Lapse(2)	0.05% - 30.76%	Increase
			Utilization(3)	0.00% - 100.00%	Decrease
			Withdrawal(4)	4.00% - 100.00%	Decrease
			Non-performance risk adjustment(5)	0.65% - 1.75%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Liabilities
Market risk benefit liabilities	$3,774	Discounted cash flow	Mortality(1)	0.00% - 23.47%	Decrease
			Lapse(2)	0.05% - 30.76%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	4.00% - 100.00%	Increase
			Non-performance risk adjustment(5)	0.65% - 1.75%	Decrease
			Long-term Equity Volatility(6)	18.50%	Increase

(1) Mortality rates vary by attained age, tax qualification status, guaranteed benefit election, and duration. The range displayed reflects ages from the minimum issue age for the benefit through age 95, which corresponds to the typical maturity age. A mortality improvement assumption is also applied.
(2) Base lapse rates vary by contract-level factors, such as product type, surrender charge schedule and guaranteed benefits election. Lapse rates are further adjusted based on the degree to which a guaranteed benefit is in-the-money, with lower lapse applying when benefits are more in-the-money. Lapse rates are also adjusted to reflect lower lapse expectations when guaranteed benefits are utilized.
(3 The utilization rate represents the expected percentage of contracts that will utilize the benefit through annuitization (GMIB) or commencement of withdrawals (GMWB). Utilization may vary by benefit type, attained age, duration, tax qualification status, benefit provision, and degree to which the guaranteed benefit is in-the-money.
(4) The withdrawal rate represents the percentage of annual withdrawal assumed relative to the maximum allowable withdrawal amount under the free partial withdrawal provision or the GMWB, as applicable. Free partial withdrawal rates vary based on the product type, duration, and GMAB election. Withdrawal rates on contracts with a GMWB vary based on attained age, tax qualification status, GMWB type and GMWB benefit provisions.
(5) Non-performance risk adjustment is applied as a spread over the risk-free rate to determine the rate used to discount the related cash flows and varies by projection year.
(6) Long-term equity volatility represents the equity volatility beyond the period for which observable equity volatilities are available.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements

As of December 31, 2023
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$149	Discounted cash flow	Mortality(1)	0.01% - 20.71%	Increase
			Lapse(2)	1.47% - 8.55%	Increase
			Utilization(3)	0.00% - 50.00%	Decrease
			Withdrawal(4)	47.50% - 50.00%	Decrease
			Non-performance risk adjustment(5)	0.10% - 1.50%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Market risk benefit assets	$6,737	Discounted cash flow	Mortality(1)	0.01% - 23.46%	Increase
			Lapse(2)	0.05% - 37.06%	Increase
			Utilization(3)	0.00% - 100.00%	Decrease
			Withdrawal(4)	11.25% - 100.00%	Decrease
			Non-performance risk adjustment(5)	0.70% - 2.11%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Liabilities
Market risk benefit liabilities	$4,785	Discounted cash flow	Mortality(1)	0.01% - 23.46%	Decrease
			Lapse(2)	0.05% - 37.06%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	11.25% - 100.00%	Increase
			Non-performance risk adjustment(5)	0.70% - 2.11%	Decrease
			Long-term Equity Volatility (6)	18.50%	Increase

(1) Mortality rates vary by attained age, tax qualification status, guaranteed benefit election, and duration. The range displayed reflects ages from the minimum issue age for the benefit through age 95, which corresponds to the typical maturity age. A mortality improvement assumption is also applied.
(2) Base lapse rates vary by contract-level factors, such as product type, surrender charge schedule and guaranteed benefits election. Lapse rates are further adjusted based on the degree to which a guaranteed benefit is in-the-money, with lower lapse applying when benefits are more in-the-money. Lapse rates are also adjusted to reflect lower lapse expectations when guaranteed benefits are utilized.
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

At December 31, 2024 and 2023, $121 million and $93 million, respectively, of debt securities, equity securities, and limited partnerships are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
The tables below provide roll-forwards for the years ended December 31, 2024 and 2023 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		January 1,	Net	Comprehensive	and	(out of)	December 31,
December 31, 2024		2024	Income	Income	Settlements	Level 3	2024
Assets
	Debt securities
	Other government securities	$150	$—	$6	$(156)	$—	$—
	Public utilities	41	(18)	7	(41)	55	44
	Corporate securities	83	5	(1)	153	34	274
	Other asset-backed securities	975	(13)	12	(313)	—	661
	Equity securities	8	(1)	—	—	—	7
	Mortgage loans	481	(5)	—	(27)	—	449
	Limited partnerships	135	26	—	34	—	195
	Policy loans	3,457	42	—	(10)	—	3,489
	Reinsurance recoverable on market risk benefits	149	(28)	—	—	—	121
	Market risk benefit assets	6,737	2,162	—	—	—	8,899

Liabilities
	Funds withheld payable under reinsurance treaties	(1,158)	(199)	—	4	—	(1,353)
	Market risk benefit liabilities	(4,785)	1,674	(663)	—	—	(3,774)

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of		Other	Issuances	in and/or	as of
		January 1,	Net	Comprehensive	and	(out of)	December 31,
December 31, 2023		2023	Income	Income	Settlements	Level 3	2023
Assets
	Debt securities
	Other government securities	$—	$—	$(9)	$—	$159	$150
	Public utilities	—	—	—	—	41	41
	Corporate securities	56	(13)	8	(24)	56	83
	Other asset-backed securities	—	2	15	(60)	1,018	975
	Equity securities	122	(35)	—	(78)	(1)	8
	Mortgage loans	582	(3)	—	(98)	—	481
	Limited partnerships	440	(36)	—	(281)	12	135
	Policy loans	3,419	3	—	35	—	3,457
	Reinsurance recoverable on market risk benefits	221	(72)	—	—	—	149
	Market risk benefit assets	4,865	1,872	—	—	—	6,737

Liabilities
	Funds withheld payable under reinsurance treaties	(424)	(693)	—	(41)	—	(1,158)
	Market risk benefit liabilities	(5,662)	2,096	(1,219)	—	—	(4,785)

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the years ended December 31, 2024 and 2023 shown above are as follows (in millions):

December 31, 2024	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Other government securities	$—	$(156)	$—	$—	$(156)
Public utilities	4	(45)	—	—	(41)
Corporate securities	230	(77)	—	—	153
Other asset-backed securities	250	(563)	—	—	(313)
Mortgage loans	227	(254)	—	—	(27)
Limited partnerships	34	—	—	—	34
Policy loans	—	—	221	(231)	(10)
Total	$745	$(1,095)	$221	$(231)	$(360)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(697)	$701	$4

December 31, 2023	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$17	$(41)	$—	$—	$(24)
Other asset-backed securities	68	(128)	—	—	(60)
Equity securities	—	(78)	—	—	(78)
Mortgage loans	233	(331)	—	—	(98)
Limited partnerships	30	(311)	—	—	(281)
Policy loans	—	—	231	(196)	35
Total	$348	$(889)	$231	$(196)	$(506)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(281)	$240	$(41)
In 2024, transfers from Level 3 to Level 2 of the fair value hierarchy were $13 million and transfers from Level 2 to Level 3 were $102 million. There were no transfers from Level 3 to NAV or transfers from NAV to Level 3.

In 2023, transfers from Level 3 to Level 2 of the fair value hierarchy were $57 million, transfers from Level 2 to Level 3 were $1,331 million, transfers from Level 3 to NAV were $7 million, and transfers from NAV to Level 3 were $18 million.

During 2023, management determined that the fair value measurements for certain securities, primarily comprised of asset-backed and other debt securities included in funds withheld accounts, which were classified as Level 2 measurements within the fair value hierarchy in prior reporting periods, should be classified as Level 3 fair value measurements. The fair value of these securities is primarily obtained from external sources that may use unobservable inputs, proprietary inputs and models, or inputs or values that cannot be corroborated by market transactions and should be classified as externally priced Level 3 fair value measurements. The 2023 Fair Value on a Recurring Basis table, Level 3 Assets and Liabilities by Price Source table, Level 3 Rollforward table, and Level 3 Purchases, Sales, Issuances and Settlements table reflect this change in classification. In 2023, securities totaling $1,336 million, were reported as Level 3 and included in “Transfers in and/or (out of) Level 3”. The change in classification did not change the fair value of these securities and did not impact the Consolidated Balance Sheets or Consolidated Income Statements.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
The portion of gains (losses) included in net income (loss) or OCI attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Year Ended December 31,
	2024		2023
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Other government securities	$—	$—	$—	$(9)
Public utilities	(1)	1	—	—
Corporate securities	(3)	(3)	(5)	6
Other asset-backed securities	(11)	5	2	15
Equity securities	(1)	—	(21)	—
Mortgage loans	(5)	—	(3)	—
Limited partnerships	26	—	2	—
Policy loans	42	—	3	—
Reinsurance recoverable on market risk benefits	(28)	—	(72)	—
Market risk benefit assets	2,162	—	1,872	—

Liabilities
Funds withheld payable under reinsurance treaties	(199)	—	(693)	—
Market risk benefit liabilities	1,674	(663)	2,096	(1,219)

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
Fair Value of Financial Instruments Carried at Other Than Fair Value

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions):

	December 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$9,462	$8,902	$—	$—	$8,902
Policy loans	914	914	—	—	914
FHLBI capital stock	127	127	127	—	—

Liabilities
Annuity reserves (1)	$34,698	$32,580	$—	$—	$32,580
Reserves for guaranteed investment contracts (2)	556	546	—	—	546
Trust instruments supported by funding agreements (2)	5,892	5,825	—	—	5,825
FHLB funding agreements (2)	1,936	1,900	—	—	1,900
Funds withheld payable under reinsurance treaties	15,389	15,389	—	—	15,389
Long-term debt	2,034	1,836	—	1,836	—
Securities lending payable (3)	14	14	—	14	—
Repurchase agreements (3)	1,540	1,540	—	1,540	—
FHLB advances (4)	700	700	—	700	—
Separate account liabilities (5)	229,143	229,143	—	229,143	—

	December 31, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$10,082	$9,513	$—	$—	$9,513
Policy loans	942	942	—	—	942
FHLBI capital stock	108	108	108	—	—

Liabilities
Annuity reserves (1)	$33,161	$31,588	$—	$—	$31,588
Reserves for guaranteed investment contracts (2)	700	674	—	—	674
Trust instruments supported by funding agreements (2)	5,756	5,601	—	—	5,601
FHLB funding agreements (2)	1,950	1,893	—	—	1,893
Funds withheld payable under reinsurance treaties	18,794	18,794	—	—	18,794
Long-term debt	2,037	1,851	—	1,851	—
Securities lending payable (3)	19	19	—	19	—
FHLB advances (4)	250	250	—	250	—
Separate account liabilities (5)	219,656	219,656	—	219,656	—

(1) Annuity reserves represent only the components of other contract holder funds that are considered to be financial instruments.
(2) Included as a component of other contract holder funds on the Consolidated Balance Sheets.
(3) Included as a component of repurchase agreements and securities lending payable on the Consolidated Balance Sheets.
(4) Included as a component of other liabilities on the Consolidated Balance Sheets.
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

Policy Loans

As described under “Policy Loans” in Note 4 – Investments of Notes to Consolidated Financial Statements, due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The non-reinsurance related component of policy loans has been classified as Level 3 within the fair value hierarchy.

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

Separate Account Liabilities

The values of separate account liabilities are set equal to the values of separate account assets, which are comprised of investments in mutual funds that transact regularly, but do not trade in active markets as they are not publicly available and are categorized as Level 2.

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

	Years Ended December 31,
	2024	2023	2022
Variable Annuities
Balance, beginning of period	$11,967	$12,699	$13,364
Change in accounting principle	—	—	—
Deferrals of acquisition costs	411	394	544
Amortization	(1,064)	(1,126)	(1,209)
Variable Annuities balance, end of period	$11,314	$11,967	$12,699

Reconciliation of total DAC
Variable Annuities balance, end of period	$11,314	$11,967	$12,699
Other product lines, end of period	573	335	224
Total balance, end of period	$11,887	$12,302	$12,923
The assumptions most relevant to calculating the amortization of deferred acquisition costs are mortality and persistency. We have undertaken a comprehensive review of the assumptions used in the amortization of deferred acquisition costs, and there was no significant impact during the periods presented from changes to the mortality or persistency assumptions.

8.     Reinsurance

The Company, through its subsidiary insurance companies, assumes and cedes reinsurance from and to other insurance companies as a means of managing capital and risk exposures. However, if the reinsurer is unable to meet its obligations, the originating issuer of the coverage retains the liability. The Company reinsures certain of its risks to other reinsurers on a coinsurance, coinsurance with funds withheld, modified coinsurance, or yearly renewable term basis. The Company regularly monitors the financial strength ratings of its reinsurers.

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020, to reinsure on a 100% quota share basis, a block of Jackson’s in-force fixed and fixed index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement ("the coinsurance agreement") required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Upon closing of the transaction, Jackson placed investments into the segregated account with a statutory book value of $25.6 billion. The investments maintained in the segregated account are valued at statutory carrying value for purposes of determining periodic settlement amounts under the Athene coinsurance agreement. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.2 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $86 million at December 31, 2024.

Pursuant to the Athene coinsurance agreement, the Company holds certain assets as collateral. At December 31, 2024 and 2023, assets held as collateral in the segregated custody account were $13.1 billion and $16.3 billion, respectively.

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

GMIB Reinsurance

The Company’s guaranteed minimum income benefits ("GMIBs") are reinsured with an unrelated party. GMIB reinsured benefits are subject to aggregate annual claim limits. Deductibles also apply on reinsurance of GMIB business issued since March 1, 2005. The Company discontinued offering the GMIB in 2009.

Assumed and Ceded Premiums and Benefits Paid or Provided

Assumed and ceded premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premium income and benefit expenses are reported net of reinsurance assumed and ceded.

The effect of reinsurance on premiums and benefits was as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Premiums
Direct	$339	$328	$360
Assumed	28	35	40
Ceded	(221)	(216)	(268)
Total premium	$146	$147	$132

Benefits
Direct	$1,369	$1,582	$1,718
Assumed	812	802	868
Ceded	(771)	(831)	(921)
Change in reserves, net of reinsurance	(542)	(588)	(603)
Total benefits	$868	$965	$1,062

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

The Company regularly monitors the financial strength ratings of its reinsurers. At December 31, 2024 and 2023, the Company had an allowance for credit losses (“ACL”) of $27 million and $29 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the Consolidated Balance Sheets. The ACL considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements.

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

Components of the Company’s reinsurance recoverable excluding MRBs were as follows (in millions):

	December 31,
	2024	2023
Reserves:
Life	$5,205	$5,370
Accident and health	450	510
Annuity benefits (1)	15,526	18,873
Claims liability and other	649	669
Total	$21,830	$25,422
(1)     Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

Components of the Company’s reinsurance recoverable on market risk benefits were as follows (in millions):

	Years Ended December 31,
	2024	2023
Variable annuity	$62	$90
Other product lines	59	59
Total	$121	$149

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

The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the Consolidated Balance Sheets (in millions):

	December 31,
	2024	2023
Assets
Debt securities, available-for-sale	$9,058	$11,526
Debt securities, at fair value under the fair value option	116	116
Equity securities	125	151
Mortgage loans	2,611	3,067
Mortgage loans, at fair value under the fair value option	449	481
Policy loans	3,501	3,471
Freestanding derivative instruments, net	45	15
Other invested assets	777	709
Cash and cash equivalents	253	543
Accrued investment income	114	146
Other assets and liabilities, net	(41)	1
Total assets (1)	$17,008	$20,226

Liabilities
Funds held under reinsurance treaties (2)	$16,742	$19,952
Total liabilities	$16,742	$19,952
(1)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $2,314 million and $2,468 million at December 31, 2024 and 2023, respectively.

Part II | Item 8. Notes to Consolidated Financial Statements | 8. Reinsurance
The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Consolidated Income Statements were as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Debt securities (1)	$503	$644	$680
Equity securities	12	(22)	(34)
Mortgage loans (2)	177	231	231
Policy loans	328	321	312
Limited partnerships	49	52	149
Other investment income	16	21	1
Total investment income on funds withheld assets	1,085	1,247	1,339
Other investment expenses on funds withheld assets (3)	(61)	(73)	(85)
Total net investment income on funds withheld reinsurance treaties	$1,024	$1,174	$1,254

(1) Includes $1 million, $5 million, and $(10) million for the years ended December 31, 2024, 2023 and 2022, respectively, related to the change in fair value for securities carried under the fair value option.
(2) Includes $(5) million, $(3) million, and $(7) million for the years ended December 31, 2024, 2023 and 2022, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Consolidated Income Statements were as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Available-for-sale securities
Realized gains on sale	$5	$26	$43
Realized losses on sale	(69)	(173)	(54)
Credit loss expense	(41)	(5)	(26)
Credit loss expense on mortgage loans	25	(32)	15
Other	(31)	12	(62)
Net gains (losses) on non-derivative investments	(111)	(172)	(84)
Net gains (losses) on derivative instruments	33	(37)	93
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	(974)	(1,592)	2,177
Total net gains (losses) on derivatives and investments	$(1,052)	$(1,801)	$2,186

(1) Includes the Athene embedded derivative gain (loss) of $(154) million, $(690) million and $3,278 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Additional Liabilities – Universal Life-type

For universal life-type insurance contracts, a liability is recognized for the policyholder’s account value as discussed further in Note 10 of the Notes to Consolidated Financial Statements. Where these contracts provide additional benefits beyond the account balance or base insurance coverage that are not market risk benefits or embedded derivatives, liabilities in addition to the policyholder’s account value are recognized. These additional liabilities for annuitization, death and other insurance benefits are reported within reserves for future policy benefits and claims payable. The methodology uses a benefit ratio defined as a constant percentage of the assessment base. This ratio is multiplied by current period assessments to determine the reserve accrual for the period. The assumptions used in the measurement of the additional liabilities for annuitization, death and other insurance benefits are based on best estimate assumptions including mortality, persistency, investment returns, and discount rates. These assumptions are similarly subject to the annual review process discussed above. As available-for-sale debt securities are carried at fair value, an adjustment is made to these additional liabilities equal to the change in liability that would have occurred if such securities had been sold at their stated fair value and the proceeds reinvested at current yields. This adjustment, along with the change in net unrealized gains (losses) on available-for-sale debt securities, net of applicable tax, is credited or charged directly to equity as a component of OCI.

Part II | Item 8. Notes to Consolidated Financial Statements | 9. Reserves for Future Policy Benefits and Claims Payable

See Note 10 - Other Contract Holder Funds of the Notes to Consolidated Financial Statements for more information regarding other contract holder funds.

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

The following table summarizes the Company’s reserves for future policy benefits and claims payable balances (in millions):

	December 31,
	2024	2023
Reserves for future policy benefits
Payout Annuities	$1,095	$1,090
Closed Block Life	3,578	3,994
Closed Block Annuity	3,837	4,215
Reserves for future policy benefits	8,510	9,299
Additional liabilities
Closed Block Life	1,184	1,153
Other future policy benefits and claims payable	1,378	1,446
Reserves for future policy benefits and claims payable	$11,072	$11,898

The following tables present the roll-forward of components of reserves for future policy benefits (in millions):

	Present Value of Expected Net Premiums
	Year Ended December 31,			Year Ended December 31,
	2024			2023
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$—	$1,140	$—	$—	$1,287	$—
Beginning of period cumulative effect of changes in discount rate assumptions	—	113	—	—	161	—
Beginning balance at original discount rate	—	1,253	—	—	1,448	—
Effect of changes in cash flow assumptions	—	(193)	—	—	22	—
Effect of actual variances from expected experience	—	(2)	—	—	(95)	—
Balance adjusted for variances from expectation	—	1,058	—	—	1,375	—
Issuances	—	4	—	—	6	—
Interest accrual	—	41	—	—	38	—
Net premiums collected	—	(131)	—	—	(166)	—
Ending balance at original discount rate	—	972	—	—	1,253	—
End of period cumulative effect of changes in discount rate assumptions	—	(125)	—	—	(113)	—
Balance, end of period	$—	$847	$—	$—	$1,140	$—

Part II | Item 8. Notes to Consolidated Financial Statements | 9. Reserves for Future Policy Benefits and Claims Payable

	Present Value of Expected Future Policy Benefits
	Year Ended December 31,			Year Ended December 31,
	2024			2023
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$1,090	$5,134	$4,215	$1,042	$5,448	$4,434
Beginning of period cumulative effect of changes in discount rate assumptions	99	767	185	132	958	275
Beginning balance at original discount rate (including DPL of $42, $0 and $626 in December 31, 2024, and, $40, $0 and $671 in December 31, 2023 for payout annuities, closed block life and closed block annuity, respectively)	1,189	5,901	4,400	1,174	6,406	4,709
Effect of changes in cash flow assumptions	(41)	(247)	(13)	—	65	(3)
Effect of actual variances from expected experience	(34)	(6)	4	(16)	(95)	(8)
Balance adjusted for variances from expectation	1,114	5,648	4,391	1,158	6,376	4,698
Issuances	173	10	—	117	15	1
Interest accrual	45	165	182	43	195	194
Benefits payments	(137)	(592)	(481)	(129)	(685)	(493)
Ending balance of original discount rate (including DPL of $91, $0 and $588 in December 31, 2024, and, $42, $0 and $626 in December 31, 2023 for payout annuities, closed block life and closed block annuity, respectively)	1,195	5,231	4,092	1,189	5,901	4,400
End of period cumulative effect of changes in discount rate assumptions	(100)	(806)	(255)	(99)	(767)	(185)
Balance, end of period	$1,095	$4,425	$3,837	$1,090	$5,134	$4,215

Reserves for future policy benefits	1,095	3,578	3,837	1,090	3,994	4,215
Less: Reinsurance recoverable	109	1,978	4	94	2,200	4
Reserves for future policy benefits, after reinsurance recoverable	$986	$1,600	$3,833	$996	$1,794	$4,211

The following table presents the weighted average duration of the reserves for future policy benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity
December 31, 2024
Weighted average duration (years)	6.5	6.9	6.6
December 31, 2023
Weighted average duration (years)	7.0	7.2	7.0

The significant assumptions used in the liability for future policy benefits calculation consist of mortality, persistency, and discount rate. We undertook a comprehensive review of the significant assumptions used in the liability for future policy benefits calculation during 2024. Assumptions were unlocked with the most significant impact from an update to a more recent mortality table on the life insurance business and an increase in mortality on the payout annuities. The same mortality table update was made for the additional liabilities - universal life-type insurance contracts.

The discount rate assumption related to the single-A corporate instrument yield was updated based on current market data. Discount rates increased in 2024 compared to 2023, based on the duration of the liability. This resulted in a decrease in the liability. Refer to the roll-forward above for further details.

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

	December 31,
	2024		2023
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future benefit payments	$1,530	$1,003	$1,579	$1,043
Expected future gross premiums	—	—	—	—
Closed Block Life
Expected future benefit payments	6,820	4,539	7,729	5,251
Expected future gross premiums	4,589	2,729	5,056	3,119
Closed Block Annuity
Expected future benefit payments	4,988	3,226	5,421	3,565
Expected future gross premiums	$—	$—	$—	$—

The following table presents the amount of revenue and interest related to non-participating traditional and limited-pay insurance contracts recognized in the Consolidated Income Statements (in millions):

	Gross Premiums		Interest Expense
	Years Ended December 31,		Years Ended December 31,
	2024	2023	2024	2023
Payout Annuities	$53	$22	$45	$43
Closed Block Life	316	340	124	157
Closed Block Annuity	(2)	1	182	194
Total	$367	$363	$351	$394

The following table presents the weighted average interest rate for the reserves for future policy benefits at the cohort's level for the locked-in discount rate (interest accretion rate), and current discount rate, weighted by the cohort's benefit reserve amount:

	December 31,
	2024	2023
Payout Annuities
Interest accretion rate	4.06%	3.86%
Current discount rate	5.52%	5.12%
Closed Block Life
Interest accretion rate	3.05%	3.07%
Current discount rate	5.65%	5.06%
Closed Block Annuity
Interest accretion rate	4.40%	4.40%
Current discount rate	5.54%	5.12%

Part II | Item 8. Notes to Consolidated Financial Statements | 9. Reserves for Future Policy Benefits and Claims Payable
The following table presents a roll-forward of Closed Block Life additional liabilities for annuitization, death and other insurance benefits (in millions):

	Years Ended December 31,
	2024	2023
Balance, beginning of period	$1,153	$1,131
Beginning of period cumulative effect of changes in shadow adjustments	17	41
Beginning balance excluding shadow	1,170	1,172
Effect of changes in cash flow assumptions	90	44
Effect of actual variances from expected experience	18	46
Interest accrual	57	56
Net assessments collected	(128)	(148)
Ending balance excluding shadow	1,207	1,170
End of period cumulative effect of changes in shadow adjustments	(23)	(17)
Balance, end of period	$1,184	$1,153

The following table presents the weighted average duration of Closed Block Life additional liabilities for annuitization, death and other insurance benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	December 31,
	2024	2023
Weighted average duration (years)	9.1	9.7

The significant assumptions used in the additional liability for annuitization, death and other insurance benefits calculation consist of mortality, persistency, investment returns, and crediting rate. We have undertaken a comprehensive review of the significant assumptions used in the additional liability for annuitization, death, and other insurance benefit calculations and updated to a more recent mortality table within the calculation.

The following table presents assessments and interest expense of Closed Block Life additional liabilities for annuitization, death and other insurance benefits recognized in the Consolidated Income Statements (in millions):

	Assessments		Interest Expense
	Years Ended December 31,		Years Ended December 31,
	2024	2023	2024	2023
Additional liability for annuitization, death and other insurance benefits	$(128)	$(148)	$57	$56

The following table presents the weighted average current discount rate of Closed Block Life additional liabilities for annuitization, death and other insurance benefits, applied at the cohort level weighted by reserve benefit amount:

	December 31,
	2024	2023
Weighted average current discount rate	4.99%	4.97%

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

Part II | Item 8. Notes to Consolidated Financial Statements | 10. Other Contract Holder Funds

Certain of our universal life type contracts contain features that are not classified as market risk benefits or embedded derivatives but provide additional benefits beyond the account balance or base insurance coverage for which a liability in addition to the account balance is necessary. These additional liabilities for death or other insurance benefits are reported as a component of reserves for future policy benefits and claims payable in the Consolidated Balance Sheets. See Note 9 - Reserves for Future Policy Benefits and Claims Payable of the Notes to Consolidated Financial Statements for more information regarding these additional liabilities.

Certain contracts without significant mortality or morbidity risk and certain annuities that lack insurance risk are treated as investment contracts. For investment contracts, payments received are reported as liabilities and accounted for in a manner consistent with the accounting for interest-bearing or other financial instruments, within other contract holder funds.

The Company issues a variety of annuity products including variable annuities, registered index linked annuities, fixed index annuities, fixed annuities and payout annuities. For annuity contracts that are classified as investment contracts, the liability is the account balance as of the reporting date, reported within the other contract holder funds. For the variable annuity products, only the allocations to fixed fund options are reported in other contract holder funds.

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

Our annuity products may contain certain features or guarantees that are classified as MRBs. These market risk benefits are a component of the market risk benefits line items in the Consolidated Balance Sheet. See Note 12 - Market Risk Benefits of the Notes to Consolidated Financial Statements for more information regarding market risk benefits.

The Company’s institutional products business is comprised of the guaranteed investment contracts, medium-term funding agreement-backed notes and funding agreements (including agreements issued in conjunction with the Company’s participation in the U.S. Federal Home Loan Bank ("FHLB") program) described below.

Jackson has established a $27 billion aggregate Global Medium-Term Note ("MTN") program. Jackson National Life Global Funding was formed as a statutory business trust, solely for the purpose of issuing Medium-Term Note instruments to institutional investors, the proceeds of which are deposited with the Company and secured by the issuance of funding agreements. The carrying values at December 31, 2024 and 2023 totaled $5.9 billion and $5.8 billion, respectively.

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

Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of funding agreements, short-term and long-term borrowings issued to FHLBI. At December 31, 2024 and 2023, the Company held $127 million and $108 million of FHLBI capital stock, respectively, supporting $2.7 billion and $2.3 billion in funding agreements and short-term and long-term borrowings at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the funding agreements and short-term and long-term borrowings were collateralized by mortgage-related securities and commercial mortgage loans with a carrying value of $4.2 billion and $3.5 billion, respectively.

Part II | Item 8. Notes to Consolidated Financial Statements | 10. Other Contract Holder Funds

The following table presents the liabilities for other contract holder funds (in millions):

	December 31,
	2024	2023
Variable Annuity	$7,206	$8,396
RILA	11,685	5,219
Fixed Index Annuities	8,515	10,243
Fixed Annuity	9,615	9,736
Payout Annuity	844	860
Closed Block Life	10,750	11,039
Closed Block Annuity	1,149	1,252
Institutional Products	8,384	8,406
Other Product Lines	164	168
Total other contract holder funds	$58,312	$55,319

The following table presents a roll-forward of other contract holder funds, gross of reinsurance (in millions):

			Fixed			Closed	Closed
	Variable		Index	Fixed	Payout	Block	Block
	Annuity	RILA	Annuities	Annuity	Annuity	Life	Annuity	Total
Balance as of January 1, 2024	$8,396	$5,219	$10,243	$9,736	$860	$11,039	$1,252	$46,745
Deposits	722	5,674	181	1,427	214	280	4	8,502
Surrenders, withdrawals and benefits	(2,160)	(193)	(2,298)	(1,706)	(258)	(694)	(151)	(7,460)
Net transfers from (to) separate accounts	94	—	—	—	—	—	—	94
Investment performance / change in value of equity option	—	948	232	—	—	—	—	1,180
Interest credited	225	37	175	319	28	613	45	1,442
Policy charges and other	(71)	—	(18)	(161)	—	(488)	(1)	(739)
Balance as of December 31, 2024	$7,206	$11,685	$8,515	$9,615	$844	$10,750	$1,149	$49,764

			Fixed			Closed	Closed
	Variable		Index	Fixed	Payout	Block	Block
	Annuity	RILA	Annuities	Annuity	Annuity	Life	Annuity	Total
Balance as of January 1, 2023	$10,259	$1,875	$11,787	$11,696	$837	$11,215	$1,319	$48,988
Deposits	995	2,890	211	234	202	307	4	4,843
Surrenders, withdrawals and benefits	(1,788)	(70)	(1,954)	(2,406)	(231)	(738)	(115)	(7,302)
Net transfers from (to) separate accounts	(1,256)	—	—	—	—	—	—	(1,256)
Investment performance / change in value of equity option	—	509	51	—	—	—	—	560
Interest credited	273	14	210	342	25	730	44	1,638
Policy charges and other	(87)	1	(62)	(130)	27	(475)	—	(726)
Balance as of December 31, 2023	$8,396	$5,219	$10,243	$9,736	$860	$11,039	$1,252	$46,745

Part II | Item 8. Notes to Consolidated Financial Statements | 10. Other Contract Holder Funds
The following table presents weighted average crediting rate, net amount at risk, and cash surrender value of contract holder account balances (dollars in millions):

			Fixed			Closed	Closed
	Variable		Index	Fixed	Payout	Block	Block
	Annuity	RILA	Annuities	Annuity	Annuity	Life	Annuity
December 31, 2024
Weighted-average crediting rate (1)	3.12%	0.32%	2.06%	3.32%	3.32%	5.70%	3.92%
Net amount at risk (2)	$—	$—	$—	$—	$—	$15,713	$—
Cash surrender value (3)	$7,153	$11,285	$8,256	$9,446	$—	$10,694	$1,148
December 31, 2023
Weighted-average crediting rate (1)	3.25%	0.27%	2.05%	3.51%	2.91%	6.61%	3.51%
Net amount at risk (2)	$—	$—	$—	$—	$—	$16,619	$—
Cash surrender value (3)	$8,306	$4,896	$9,999	$9,639	$—	$10,970	$1,252
(1) Weighted average crediting rate is the average crediting rate weighted by contract holder account balances invested in fixed account funds.
(2) Net amount at risk represents the standard excess benefit base for guaranteed death benefits on universal life type products. The net amount at risk associated with market risk benefits are presented within Note 12 - Market Risk Benefits of the Notes to Consolidated Financial Statements.
(3) Cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less the applicable surrender charges.

At December 31, 2024 and 2023, excluding reinsurance business, approximately 94% and 92% of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively. At December 31, 2024 and 2023, excluding reinsurance business, approximately 82% and 64% of the Company’s closed block life account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively.

Part II | Item 8. Notes to Consolidated Financial Statements | 10. Other Contract Holder Funds
The following table presents contract holder account balances invested in fixed account funds by range of guaranteed minimum crediting rates and the related range of the difference between rates being credited to other contract holder funds and the respective guaranteed minimums (in millions):

	December 31, 2024
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$10	$—	$—	$10
1.51%-2.50%	153	—	—	—	153
Greater than 2.50%	7,043	—	—	—	7,043
Total	$7,196	$10	$—	$—	$7,206

RILA
0.00%-1.50%	$6	$—	$3	$4	$13
1.51%-2.50%	$—	$—	$—	$—	—
Greater than 2.50%	89	10	—	—	99
Total	$95	$10	$3	$4	$112

Fixed Index Annuities
0.00%-1.50%	$3	$8	$2	$38	$51
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	17	—	94	28	139
Total	$20	$8	$96	$66	$190

Fixed Annuities
0.00%-1.50%	$34	$44	$28	$1	$107
1.51%-2.50%	24	1	1	—	26
Greater than 2.50%	2,075	41	1	265	2,382
Total	$2,133	$86	$30	$266	$2,515

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	11	—	—	12
Greater than 2.50%	5,461	403	746	5	6,615
Total	$5,462	$414	$746	$5	$6,627

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	11	12
Greater than 2.50%	950	19	25	—	994
Total	$950	$19	$26	$11	$1,006

Part II | Item 8. Notes to Consolidated Financial Statements | 10. Other Contract Holder Funds

	December 31, 2023
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$12	$1	$—	$13
1.51%-2.50%	173	—	—	—	173
Greater than 2.50%	8,186	—	—	24	8,210
Total	$8,359	$12	$1	$24	$8,396

RILA
0.00%-1.50%	$7	$—	$4	$1	$12
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	39	12	—	—	51
Total	$46	$12	$4	$1	$63

Fixed Index Annuities
0.00%-1.50%	$4	$9	$3	$43	$59
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	21	—	62	10	93
Total	$25	$9	$65	$53	$152

Fixed Annuities
0.00%-1.50%	$17	$55	$70	$1	$143
1.51%-2.50%	29	1	1	—	31
Greater than 2.50%	721	51	1	271	1,044
Total	$767	$107	$72	$272	$1,218

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	4,425	1,830	603	16	6,874
Total	$4,425	$1,830	$603	$16	$6,874

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	12	13
Greater than 2.50%	896	169	23	—	1,088
Total	$896	$169	$24	$12	$1,101

Part II | Item 8. Notes to Consolidated Financial Statements | 11. Separate Account Assets and Liabilities
11.    Separate Account Assets and Liabilities

The Company issues variable contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). The Company also issues variable annuity and life contracts through separate accounts where the Company contractually guarantees to the contract holder (variable contracts with guarantees) either a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (guaranteed minimum death benefits, or "GMDB"), at annuitization (guaranteed minimum income benefits, or "GMIB"), upon the depletion of funds (guaranteed minimum withdrawal benefits, or "GMWB") or at the end of a specified period (guaranteed minimum accumulation benefits, or "GMAB"). These guarantees are classified as market risk benefits. See Note 12 - Market Risk Benefits of the Notes to Consolidated Financial Statements for more information regarding market risk benefits.

The separate account assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. At December 31, 2024 and 2023, the assets and liabilities associated with variable life and annuity contracts were $229 billion and $220 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company.

Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Consolidated Income Statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

Included in the separate account assets and liabilities described above is a Jackson issued group variable annuity contract designed for use in connection with and issued to the Company’s Defined Contribution Retirement Plan. These deposits are allocated to the Jackson National Separate Account - II, which had balances of $208 million and $198 million at December 31, 2024 and 2023, respectively. The Company receives administrative fees for managing the funds. These fees are recorded as earned and included in fee income in the Consolidated Income Statements.

The following table presents the roll-forward of the separate account balance for variable annuities (in millions):

	Years Ended December 31,
	2024	2023
Balance as of beginning of period	$219,381	$195,550
Deposits	9,839	8,545
Surrenders, withdrawals and benefits	(27,016)	(17,029)
Net transfer from (to) general account	(94)	1,256
Investment performance	29,532	33,807
Policy charges and other	(2,791)	(2,748)
Balance as of end of period, gross	$228,851	$219,381

Cash surrender value (1)	$224,157	$214,395
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

	December 31,
	2024	2023
Variable Annuities	$228,851	$219,381
Other Product Lines	292	275
Total	$229,143	$219,656

The following table presents aggregate fair value of assets, by major investment asset category, supporting separate accounts (in millions):

	December 31,
	2024	2023
Variable Annuities By Fund Type
Equity	$163,904	$154,020
Bond	19,486	19,801
Balanced	42,909	42,831
Money Market	2,552	2,729
Total Variable Annuities	228,851	219,381
Other Product Lines	292	275
Total Separate Accounts	$229,143	$219,656

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

See Note 6 - Fair Value Measurements of the Notes to Consolidated Financial Statements for more information regarding fair value measurements.

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

Variable Annuities

Variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal, income and accumulation benefits. These guaranteed benefit features, as well as the reinsurance recoverable on the Company’s GMIB, are classified as MRBs and measured at fair value. The Company discontinued offering the GMIB in 2009.

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

The following table presents the reconciliation of the market risk benefits balance in the Consolidated Balance Sheets (in millions):

	December 31, 2024			December 31, 2023
	Variable	Other		Variable	Other
	Annuities	Product Lines	Total	Annuities	Product Lines	Total
Market risk benefit - (assets)	$(8,894)	$(5)	$(8,899)	$(6,732)	$(5)	$(6,737)
Market risk benefit - liabilities	3,718	56	3,774	4,732	53	4,785
Market risk benefit - net (asset) liability	$(5,176)	$51	$(5,125)	$(2,000)	$48	$(1,952)

Part II | Item 8. Notes to Consolidated Financial Statements | 12. Market Risk Benefits
The following table presents the roll-forward of the net MRB (assets) liabilities for variable annuities (dollars in millions):

	Years Ended December 31,
	2024	2023
Net MRB balance, beginning of period	$(2,000)	$767
Beginning of period cumulative effect of changes in non-performance risk	972	2,185
Net MRB balance, beginning of period, before effect of changes in non-performance risk	(1,028)	2,952
Effect of changes in interest rates	(3,555)	(733)
Effect of fund performance	(3,545)	(5,401)
Effect of changes in equity index volatility	(196)	(1,107)
Effect of expected policyholder behavior	820	612
Effect of actual policyholder behavior different from expected	673	483
Effect of time	1,537	1,829
Effect of changes in assumptions	432	337
Net MRB balance, end of period, before effect of changes in non-performance risk	(4,862)	(1,028)
End of period cumulative effect of changes in non-performance risk	(314)	(972)
Net MRB balance, end of period, gross	(5,176)	(2,000)

Reinsurance recoverable on market risk benefits at fair value, end of period	(62)	(90)
Net MRB balance, end of period, net of reinsurance	$(5,238)	$(2,090)

Weighted average attained age (years) (1)	70	69
Net amount at risk (2)	$6,360	$8,225
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

The significant assumptions used in the MRB fair value calculations are discussed in Note 6 - Fair Value Measurements of the Notes to Consolidated Financial Statements.

The use of models and assumptions used to determine fair value of MRBs requires a significant amount of judgement. As such, we have undertaken a comprehensive review of the significant assumptions used.

During 2024, the following notable changes were made to the inputs and assumptions used in the fair value estimates of the MRB calculations:
•Increases in interest rates led to higher assumed separate account returns and higher discount rates, which resulted in a decrease to the MRB reserve.
•Increases in equity markets led to higher separate account fund performance and a decrease in future projected benefits, which resulted in a decrease in the MRB reserve.
•Impacts of our annual assumption review resulted in an increase in the MRB reserve. This reserve increase was primarily related to data enhancements and assumption updates for withdrawal utilization on policies with GMWBs.
•Decreases in equity index volatility led to higher assumed separate account returns, which resulted in a decrease in the MRB reserve.
•The non-performance risk adjustment decreased as a result of decreasing spreads on the short end of the curve, which resulted in an increase in the MRB reserve that was recorded within OCI.

Part II | Item 8. Notes to Consolidated Financial Statements | 12. Market Risk Benefits

During 2023, the following notable changes were made to the inputs and assumptions used in the fair value estimates of the MRB calculations:

•Increases in equity markets led to higher separate account fund performance and a decrease in future projected benefits, which resulted in a decrease in the MRB reserve.
•Decreases in equity index volatility led to higher assumed separate account returns, which resulted in a decrease in the MRB reserve.
•Increases in interest rates led to higher assumed separate account returns and higher discount rates, which resulted in a decrease to the MRB reserve.
•Impacts of our annual assumption review resulted in an increase in the MRB reserve. This reserve increase was primarily related to assumption updates to lapse rates and GMWB withdrawal utilization.
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

The aggregate carrying value of long-term debt was as follows (in millions):

	December 31,
	2024	2023
Long-Term Debt
Senior Notes due 2027	$398	$398
Senior Notes due 2031	497	495
Senior Notes due 2032	347	347
Senior Notes due 2051	490	490
Surplus notes due 2027	250	250
FHLBI bank loans due 2034 & 2035	52	57
Total long-term debt	$2,034	$2,037

The following table presents the contractual maturities of the Company's long-term debt as of December 31, 2024 (in millions):

	Calendar Year
	2025	2026	2027	2028	2029 and thereafter	Total
Long-term debt	$—	$—	$648	$—	$1,386	$2,034

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

On March 15, 1997, the Company, through its subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $20 million, $20 million, and $20 million for the years ended December 31, 2024, 2023 and 2022, respectively.

FHLB Loans

The Company received loans of $50 million from the FHLBI under its community investment program in both 2015 and 2014, which amortize on a straight-line basis over the loan term. The weighted average interest rate on these loans was 5.1% and 5.1% for the years ended December 31, 2024 and 2023, respectively.

The outstanding balance on these loans was $52 million and $57 million at December 31, 2024 and 2023, respectively. See Note 10 - Other Contract Holder Funds of the Notes to Consolidated Financial Statements for the carrying value of our collateralization of our FHLB obligations.

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

14.     Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of $700 million and $250 million were outstanding at December 31, 2024 and 2023, respectively, and were recorded in other liabilities. Interest expense on such advances was $6 million, $7 million, and nil for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 10 - Other Contract Holder Funds of the Notes to Consolidated Financial Statements for the carrying value of our collateralization of our FHLB obligations.

Part II | Item 8. Notes to Consolidated Financial Statements | 15. Income Taxes
15.     Income Taxes

U.S. Tax Law Changes

On September 12, 2024, the U.S. Treasury Department and the Internal Revenue Service released proposed regulations addressing the application of the corporate alternative minimum tax (“CAMT”) that was enacted as part of the Inflation Reduction Act of 2022 (“IRA”). On December 23, 2024, the U.S. Treasury Department and the Internal Revenue Service released technical corrections to those proposed regulations. The proposed regulations reflecting the technical corrections are generally applicable to tax years ending after September 12, 2024 and consistent with many of the provisions provided in prior CAMT guidance.

In 2024, the Company did not elect to early adopt the proposed regulations for the 2023 tax returns and relied on reasonable interpretations of previously published guidance resulting in a reduction of $263 million to the estimated CAMT liability and the related CAMT deferred tax asset previously recorded as of December 31, 2023. The Company recorded nil at December 31, 2024 of estimated CAMT liability and the related CAMT deferred tax asset for the 2024 tax year based on carryover impacts from the 2023 tax return and consideration of the applicability of the proposed regulations. The U.S. Treasury Department is expected to issue Final Regulations after the year ended December 31, 2024, which may materially change the estimated provision of the CAMT.

Effective Tax Rate

The components of the provision for federal, state and local income taxes were as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Current tax expense (benefit)
Federal	$(250)	$213	$(43)
State and local	2	(2)	1
Total current tax expense (benefit)	(248)	211	(42)
Deferred tax expense (benefit)
Federal	275	(205)	1,489
State and local	19	(2)	58
Total deferred tax expense (benefit)	294	(207)	1,547
Total income taxes	$46	$4	$1,505

The federal income tax provisions differ from the amounts determined by multiplying pretax income attributable to the Company by the statutory federal income tax rate of 21% as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Income taxes at statutory rate	$208	$197	$1,615
State income taxes	17	(1)	47
Dividends received deduction	(134)	(133)	(142)
Valuation allowance	(6)	(7)	2
Foreign and other tax credits (1)	(37)	(48)	(24)
Other (2)	(2)	(4)	7
Income tax (benefit) expense	$46	$4	$1,505
Effective tax rate	4.6%	0.5%	19.6%
(1) For the years ended December 31, 2024, 2023 and 2022, this primarily represents the benefit from foreign tax credits generated by the fund investments of the variable life and annuity contracts.
(2) Aggregation of insignificant reconciling items that are less than 5% of the computed income tax expense (benefit).

Part II | Item 8. Notes to Consolidated Financial Statements | 15. Income Taxes
The dividends received deduction (“DRD”) reduces the amount of income subject to tax. The DRD for the current period was estimated using information from 2023 and estimates of current year investments results. The actual current year DRD can vary based on factors such as changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

Income Taxes Paid

Income taxes paid (refunded) were $(8) million, $(21) million, and $(5) million in 2024, 2023 and 2022, respectively. The income taxes refunded in 2024 include $(12) million of net IRS interest.

Deferred Taxes and Assessment of Valuation Allowance

The tax effects of significant temporary differences that gave rise to deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2024	2023
Gross deferred tax asset
Difference between financial reporting and the tax basis of:
Policy reserves and other insurance items	$—	$1,052
Employee benefits	147	140
Derivative investments	1,174	870
Tax Credits Carryforward	203	374
Net unrealized losses	1,013	952
Net operating loss carryforward	1,768	952
Other	64	34
Total gross deferred tax asset	4,369	4,374
Valuation allowance	(734)	(689)
Gross deferred tax asset, net of valuation allowance	$3,635	$3,685
Gross deferred tax liability
Difference between financial reporting and the tax basis of:
Policy reserves and other insurance items	$(148)	$—
Deferred acquisition costs and sales inducements	(2,368)	(2,465)
Other investment items	(598)	(561)
Other	(41)	(19)
Total gross deferred tax liability	(3,155)	(3,045)
Net deferred tax asset	$480	$640

Deferred income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the effects of recording certain invested assets at market value, the deferral of acquisition costs and sales inducements, the provisions for future policy benefits and expenses, and net operating losses. Deferred tax assets and liabilities are measured using the tax rates expected to be in effect when such benefits are realized.

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

The Company utilized a three-year rolling calculation of actual comprehensive income before taxes adjusted for permanent items to measure the cumulative losses in recent years. In 2020, the Company entered into a funds withheld coinsurance agreement with Athene, which results in the cumulative comprehensive income including items that are not indicative of the Company’s ability to generate future taxable income. As such, an adjustment was made to exclude the change in AOCI not attributable to the funds withheld coinsurance agreement with Athene. The change in AOCI attributable to these assets is excluded because our invested assets are generally invested to closely match the duration of our liabilities, which are longer duration in nature, and therefore the Company believes that the period-to-period fair market value fluctuations in AOCI are inconsistent when analyzing trends in our business. The changes in AOCI within the funds withheld account related to the Athene Reinsurance Transaction are not excluded because they offset the related earnings from the Athene Reinsurance Transaction included in pre-tax income and thus appropriately results in removing the impact from the Athene Reinsurance Transaction from the cumulative income test which economically should be minimal over the life of the reinsured business. Based on these factors, it is reasonable for the Company to rely on the estimated projection of future income as evidence in assessing the sources of taxable income available to realize the benefit of deferred tax assets.

The Company evaluated each component of the deferred tax asset and assessed the effects of limitations and/or interpretations on the value of such components to be fully recognized in the future. The Company also evaluated the likelihood of sufficient taxable income in the future to offset the available deferred tax assets based on evidence considered to be objective and verifiable. Based on the analysis at December 31, 2024 and 2023, the Company concluded that it is more likely than not, that the $480 million and $640 million, respectively, of net deferred tax assets will be realized through future projected taxable income.

For the year ended December 31, 2024, changes in market conditions and interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses for the life insurance group. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery, our capital loss carryback capacity, along with reversing capital deferred tax liabilities.

As of December 31, 2024, based on all available evidence, the Company concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more likely than not to be realized. For the year ended December 31, 2024, the Company recorded an increase of $45 million to the valuation allowance associated with the realized capital losses and the unrealized tax losses in the Company’s available for sale securities portfolio. The $45 million increase for the twelve months ending December 31, 2024 to the valuation allowance consists of $51 million tax expense recorded to other comprehensive income and $6 million tax benefit recorded in the income tax expense. At December 31, 2024 and 2023, the Company has recorded a total valuation allowance of $734 million and $689 million, respectively, primarily associated with the unrealized tax losses in the Life Companies’ available for sale securities portfolio where it is not more likely than not that the full tax benefit of the losses will be realized.

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

	December 31,
	2024	2023
Federal net operating and capital loss carryforwards (1)	$8,104	$4,253
Section 382 net operating loss from previous acquisition (2)	137	137
State net operating and capital loss carryforwards (3)	594	562
Federal capital loss carryforwards (4)	116	—
Foreign Tax Credit (5)	196	104
Alternative Minimum Credit (6)	6	269
Total	$9,153	$5,325

(1) Unlimited carryforward
(2) Begins to expire in 2026. Annual limitation is approximately $21 million.
(3) For the year ended December 31, 2024, $399 million expires in 0-20 years and $195 million unlimited carryforward.
(4) For the year ended December 31, 2024, $14 million expires in 2028 and $102 million expires in 2029.
(5) 10 year carryforward and begin to expire in 2032.
(6) Subject to 383 limitations

Accounting for Uncertainty in Income Taxes

The Company determines whether a tax position is more likely than not to be sustained upon examination by tax authorities. The portion of a tax position that is greater than the 50% likelihood of being realized is recorded on the financial statements and any unrecognized part of a position due to uncertainties are recorded as a liability and are charged to income tax in the period that determination is made. The Company has considered both permanent and temporary positions in determining the unrecognized tax benefit rollforward. At December 31, 2024 and 2023, the Company held no reserves related to unrecognized tax benefits.

The Company recognizes interest and penalties accrued, if any, related to unrecognized tax benefits as a component of income tax (benefit) expense. The Company did not recognize any material interest and penalty expense in 2024, 2023 or 2022. For 2024 and 2023, the Company had accrued total interest expense of nil and an immaterial amount, respectively. For 2024 and 2023, the Company did not accrue any amounts for penalties.

Based on information available as of December 31, 2024, the Company believes that, in the next 12 months, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease.

Tax Examinations and Litigation

The Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2019. Tax years from 2019 to 2024 remain open under the statute of limitations. The 2019 to 2023 Brooke Life consolidated life insurance federal income tax returns are under examination by the Internal Revenue Service. The 2018 IRS exam of the JFI non-life federal consolidated return closed during 2022 with no material impact to the Company. Certain of the Company’s subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 2018 to 2022. The Company does not anticipate any material changes from any of these audits.

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

Jackson Financial and its non-life insurance subsidiaries, Jackson Holdings, LLC and PPM, file a consolidated non-life federal income tax return. Brooke Life files a consolidated life insurance company tax return with Jackson, JNY, Squire Re II and Brooke Re. Jackson National Life (Bermuda) LTD, which was dissolved in November 2024, and VFL International Life Company SPC, LTD are taxed as controlled foreign corporations of Jackson. With the exception of several insignificant wholly-owned subsidiaries that are not included in the Brooke Life consolidated tax return, all other subsidiaries of Jackson are limited liability companies with all of their interests owned by Jackson. Accordingly, they are not considered separate entities for income tax purposes and, therefore, are taxed as part of the operations of Jackson. Income tax expense is calculated on a separate company basis.

Jackson Financial, Jackson Holdings, LLC, and PPM have entered into written tax sharing agreements. These tax sharing agreements are generally based on a separate return basis with benefits for credits and losses.

Brooke Life, Jackson, JNY, Squire RE II, and Brooke Re have entered into written tax sharing agreements. These tax sharing agreements are generally based on a separate return basis with benefits for credits and losses.

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

At December 31, 2024, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $930 million. At December 31, 2024, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $546 million.

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

At December 31, 2024 and 2023, the Company had operating lease net ROU assets of $20 million and $24 million and associated lease liabilities of $26 million and $32 million, respectively, classified within other assets and other liabilities, respectively. Net lease expense was $53 million, $43 million, and $46 million in 2024, 2023 and 2022, respectively, including expenses associated with software leases.

The following table summarizes the components of operating lease costs and other information related to operating leases recorded within operating costs and other expenses, net of deferrals, (dollars in millions):

	Years Ended December 31,
	2024	2023	2022
Lease Cost:
Operating leases (1)	$7	$7	$7
Variable lease costs	4	4	4
Sublease income	(3)	(3)	(3)
Net Lease Cost	$8	$8	$8

Other Information:
Cash paid for amounts included in the measurement of operating lease liability	$9	$10	$9
ROU assets obtained in exchange for new lease liabilities	$—	$2	$—
Weighted average lease term	5 years	5 years	6 years
Weighted average discount rate	4.2%	4.0%	3.9%
(1) Operating lease costs exclude software leases, as intangible assets are excluded from the scope of Accounting Standard Codification 842, Leases.

At December 31, 2024, the maturities of operating lease liabilities were as follows (in millions):

2025	$8
2026	7
2027	5
2028	5
2029	3
Thereafter	1
Total	$29
Less: interest	3
Present value of lease liabilities	$26

18.    Share-Based Compensation

2021 Omnibus Incentive Plan

In April 2021, the Company’s Board of Directors adopted, and the Company’s shareholders approved, Jackson Financial Inc.’s 2021 Omnibus Incentive Plan (the “Incentive Plan”). This Incentive Plan became effective following the completion of the Demerger and replaced the Prudential share plans. The outstanding unvested awards previously issued under the Prudential share plans were exchanged for equivalent awards of shares of JFI’s Common Stock under the Incentive Plan, with a grant date of October 4, 2021. The performance conditions of the awards were modified to be based on U.S. GAAP based metrics. The incremental compensation cost resulting from the modifications is being recognized ratably over the remaining requisite service period of each award.

Part II | Item 8. Notes to Consolidated Financial Statements | 18. Share-Based Compensation
The Incentive Plan allows for stock-based awards including stock options, stock appreciation rights, restricted share awards, performance share awards, and deferred share units. The Incentive Plan has a ten-year term, expiring in September 2031. The Company currently has Restricted Share Unit and Performance Share Unit equity-based compensation awards outstanding. Dividend equivalents are generally accrued on restricted share units and performance share units outstanding as of the record date. These dividend equivalents are paid only on restricted share units and performance share units that ultimately vest. Generally, the requisite service period is the vesting period. In the case of retirement (eligibility for which is based on the associate's age and years of service as provided in the relevant award agreement), awards vest in full but are subject to the satisfaction of any applicable performance criteria and paid in line with the original vesting date. The maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to awards under the Incentive Plan shall not exceed 11,000,000 shares. Shares for which payment is in cash, including the shares withheld to cover associate payroll taxes, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded or granted again under the Incentive Plan.

The Company reflects the cash settled awards under the Incentive Plan as a liability classified plan and, therefore, reports the accrued compensation expense and the value of the cash settled awards within other liabilities. At December 31, 2024 and 2023, the Company had $139 million and $85 million accrued for future payments under the Incentive Plan, respectively.

Restricted Share Units ("RSUs")

JFI grants RSUs to certain associates and non-employee directors. The majority of associate RSUs are expected to vest in three equal installments on the first through third anniversaries of the grant date over a 3-year service period, subject to forfeiture and transfer restrictions, and are payable in cash or shares at the Company’s discretion. The associate awards granted in 2021 had a shortened, 30-month vesting period. In addition, 1- and 2-year awards were issued in connection with the Company’s Demerger. RSUs have immediate dividend rights and voting rights upon issuance of underlying shares when the share units vest. In lieu of cash dividend payments, the dividends on unvested RSUs are awarded in additional units equal to the value of the dividends and are subject to the same vesting and distribution conditions as the underlying RSU.

Outstanding non-vested RSUs granted to associates were as follows:

Year Ended December 31, 2024	Share-Settled		Cash-Settled
	RSUs	Weighted-Average Grant Date Fair Value per Share	RSUs	Weighted-Average Grant Date Fair Value per Share
Non-vested at beginning of period	604,577	$36.93	2,122,780	$36.85
Granted (1)	311,851	$61.47	920,951	$61.62
Vested	(343,185)	$37.21	(1,172,161)	$37.77
Forfeited	(14,252)	$53.85	(46,221)	$50.05
Non-vested at end of period	558,991	$52.18	1,825,349	$51.44

(1) Includes dividend equivalents granted in the current period on awards outstanding

Year Ended December 31, 2023	Share-Settled		Cash-Settled
	RSUs	Weighted-Average Grant Date Fair Value per Share	RSUs	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	1,178,009	$30.38	2,156,773	$32.89
Granted (1)	314,285	$39.31	1,086,035	$39.53
Vested	(857,312)	$28.96	(1,015,923)	$31.72
Forfeited	(30,405)	$35.35	(104,105)	$35.34
Nonvested at end of period	604,577	$36.93	2,122,780	$36.85

(1) Includes dividend equivalents granted in the current period on awards outstanding

Part II | Item 8. Notes to Consolidated Financial Statements | 18. Share-Based Compensation
Performance Share Units ("PSUs")

JFI grants PSUs to certain associates. PSU awards entitle recipients to receive, upon vesting, a number of units that ranges from 0% to 200% of the number of PSUs awarded, depending on the level of achievement of specified performance conditions. For PSUs granted in 2024 and 2023, the awards also include a vesting modifier based on the Company's performance relative to a defined peer group. The awards generally are expected to vest after a period of three years, subject to forfeiture and transfer restrictions, and are payable in cash or shares at the Company’s discretion; and, for senior vice presidents and above, the awards are distributed only in shares. The awards granted in 2021 had a shortened, 30-month vesting period. Award recipients have immediate dividend rights and voting rights upon issuance of underlying shares when the share units vest. The dividends on unvested PSUs are awarded in additional units equal to the value of the dividends and are subject to the same vesting and distribution conditions as the underlying PSUs.

Outstanding non-vested PSUs granted were as follows:

Year Ended December 31, 2024	Share-Settled		Cash-Settled
	PSUs	Weighted-Average Grant Date Fair Value per Share	PSUs	Weighted-Average Grant Date Fair Value per Share
Non-vested at beginning of period	1,477,574	$35.59	687,751	$35.34
Granted (1)	300,747	$62.98	16,747	$75.93
Vested	(527,001)	$32.53	(258,968)	$32.33
Forfeited	(96,459)	$34.35	(50,367)	$34.15
Non-vested at end of period	1,154,861	$48.55	395,163	$44.92
(1) Includes dividend equivalents granted in the current period on awards outstanding

Year Ended December 31, 2023	Share-Settled		Cash-Settled
	PSUs	Weighted-Average Grant Date Fair Value per Share	PSUs	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	4,075,330	$28.59	1,487,453	$28.73
Granted (1)	514,799	$41.68	242,355	$42.04
Vested	(3,027,869)	$27.27	(1,009,199)	$27.30
Forfeited	(84,686)	$33.31	(32,858)	$34.00
Nonvested at end of period	1,477,574	$35.59	687,751	$35.34
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

For most of the equity-classified RSUs and PSUs, the fair value is based on the price of JFI’s common stock on the grant date. For PSU equity awards granted in 2024 and 2023, the Company measures fair value using a Monte Carlo simulation that considers the Company’s projected total shareholder return (“TSR”) relative to a defined group of peers as well as other inputs to estimate the grant date fair value of awards.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 18. Share-Based Compensation
Total expense related to these share-based plans was as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Compensation expense recognized	$191	$107	$131
Income tax benefit recognized	39	25	29

Unrecognized compensation cost for RSUs and PSUs under the Incentive Plan as of December 31, 2024 was $64 million with a weighted average recognition period of 1.08 years.

The shares issued under the Incentive Plan may be authorized and unissued, or reacquired treasury shares.

19.    Other Related Party Transactions

The Company's investment management operation, PPM, provides investment services to entities affiliated with the Company's former parent. As of June 30, 2023, the former parent had no remaining equity interest in the Company and therefore its affiliated entities are no longer designated as related parties. The Company recognized $18 million and $33 million of revenue during the years ended December 31, 2023 and 2022, associated with these investment services. This revenue was included in fee income in the accompanying Consolidated Income Statements.

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

At December 31, 2024 and 2023, Jackson’s statutory capital and surplus was $4.4 billion and $4.7 billion, respectively. Jackson had statutory net income (loss) of $278 million, $(122) million, and $3,688 million, in 2024, 2023 and 2022, respectively.

Furthermore, at December 31, 2024 and 2023, Brooke Life’s statutory capital and surplus was $5.1 billion and $4.7 billion, respectively, which includes its total investments in Jackson and Brooke Re of $5.1 billion and $4.7 billion, in 2024 and 2023, respectively. Brooke Life’s statutory net income (loss) was $713 million, $385 million, and $(109) million in 2024, 2023, and 2022, respectively. Brooke Life’s statutory net income included a dividend payment of $830 million and $450 million from Jackson in 2024 and 2023, respectively.

The Company’s consolidated assets are primarily those of its life insurance subsidiary, Jackson. Under the Michigan Insurance Code of 1956, Jackson must notify the Michigan Director of Insurance prior to payment of any dividend. Ordinary dividends on capital stock are subject to a capacity calculation and may only be distributed out of earned surplus. Ordinary dividend capacity is limited to the greater of 10% of statutory surplus as of the preceding year end, excluding any increase arising from the application of permitted practices, or the statutory net income, excluding any net realized investment gains, for the twelve-month period ended on the preceding December 31, the result of which is reduced by cumulative dividends and other capital distributions occurring in the preceding twelve-month period. Earned surplus is reported unassigned surplus on the preceding December 31 reduced by any unrealized capital gains and effect of increase from the application of permitted practices, if any. The Michigan Director of Insurance may approve payment of dividends in excess of these amounts, which would be deemed an extraordinary dividend. As a result of cumulative dividends and other capital distributions occurring in the preceding 12 months as of December 31, 2024, future dividends from both Jackson and Brooke Life are expected to be classified as extraordinary. The Company’s insurance subsidiaries have received approval in the past for payments of extraordinary dividends.

Part II | Item 8. Notes to Consolidated Financial Statements | 20. Statutory Accounting and Regulatory Matters
In connection with the formation of Brooke Re, Jackson remitted a $1,920 million return of capital to its parent company, Brooke Life, in the first quarter of 2024. Brooke Life subsequently made a $1,870 million capital contribution to its subsidiary, Brooke Re. Brooke Re then recorded a $1.2 billion ceding commission to Jackson. In subsequent quarters of 2024, Jackson paid cumulative extraordinary dividends of $830 million to Brooke Life. In the first quarter of 2023, Jackson paid an ordinary dividend of $450 million and a return of capital of $150 million to Brooke Life.

Brooke Life paid cumulative returns of capital of $785 million in 2024 and an ordinary dividend of $360 million and a return of capital of $150 million in the first quarter of 2023 which were up streamed to its ultimate parent, Jackson Financial.
The NAIC has developed certain risk-based capital (“RBC”) requirements for life insurance companies. Under those requirements, compliance is determined by a ratio of a company’s total adjusted capital (“TAC”), to its authorized control level RBC, each calculated in a manner prescribed by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice the authorized control level RBC (“Company action level RBC”). At December 31, 2024, Jackson and Brooke Life’s TAC remained well in excess of the Company action level RBC.

In addition, on the basis of statutory financial statements that insurers file with the state insurance regulators, the NAIC annually calculates twelve financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A usual range of results for each ratio is used as a benchmark and departure from the usual range on four or more of the ratios can lead to inquiries from individual state insurance departments. In 2024 and 2023, there were no significant exceptions with any ratios.

21.    Benefit Plans

Jackson has a defined contribution retirement plan covering substantially all associates and certain affiliates. Associates are immediately eligible to participate in Jackson’s matching contribution. To be eligible to participate in Jackson’s profit-sharing contribution, an associate must have attained the age of 21, completed at least 1,000 hours of service in a 12-month period and passed their 12-month employment anniversary. In addition, the associate must be employed on the applicable January 1 or July 1 entry date. Jackson’s annual profit-sharing contributions, as declared by Jackson’s Board of Directors, are based on a percentage of eligible compensation paid to participating associates during the year. In addition, Jackson matches a participant’s elective contributions, up to 6 percent of eligible compensation, to the plan during the year. The expense related to this plan was $37 million, $34 million, and $31 million in 2024, 2023 and 2022, respectively.

Jackson maintains non-qualified voluntary deferred compensation plans for certain associates and independent agents. At December 31, 2024 and 2023, the total aggregate liability for such plans was $479 million and $474 million, respectively, and was reported in other liabilities. The expense (income) related to these plans, including a match of elective deferrals for the agents’ deferred compensation plan and the change in value of participant elective deferrals, was $48 million, $58 million, and $(47) million in 2024, 2023 and 2022, respectively.

22.    Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Years Ended December 31,
	2024	2023	2022
Asset-based commission expenses	$1,137	$1,022	$1,010
Other commission expenses	928	720	846
Sub-advisor expenses	326	311	329
General and administrative expenses	1,120	1,007	875
Deferral of acquisition costs	(686)	(511)	(628)
Total operating costs and other expenses	$2,825	$2,549	$2,432

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

The following table represents changes in the balance of accumulated other comprehensive income ("AOCI"), net of income tax, related to unrealized investment gains (losses) (in millions):

	Years Ended December 31,
	2024	2023	2022
Balance, beginning of period (1)	$(2,808)	$(3,378)	$1,360

Change in unrealized gains (losses) of investments	(337)	1,337	(8,296)
Change in current discount rate - reserve for future policy benefits (2)	90	(187)	1,664
Change in non-performance risk on market risk benefits	(664)	(1,220)	1,875
Change in unrealized gains (losses) - other	5	(21)	36
Change in deferred tax asset	135	231	114
Other comprehensive income (loss) before reclassifications	(771)	140	(4,607)
Reclassifications from AOCI, net of tax	57	430	(131)
Other comprehensive income (loss)	(714)	570	(4,738)
Balance, end of period (1)	$(3,522)	$(2,808)	$(3,378)
(1)Includes $(1,597) million, $(1,612) million and $(2,106) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of December 31, 2024, 2023 and 2022, respectively.
(2)Represents the impact of changes in the discount rate used in the remeasurement of our direct reserves for future policy benefits and claims payable, net of the remeasurement of ceded reserves for future policy benefits and claims payable.

The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Consolidated Income Statement

	Years Ended December 31,
	2024	2023	2022
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$69	$600	$(167)	Net gains (losses) on derivatives and investments
Other impaired securities	(10)	(51)	—	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	59	549	(167)
Income tax expense (benefit)	2	119	(36)
Reclassifications, net of income taxes	$57	$430	$(131)

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

The following table presents the declaration date, record date, payment date and dividends paid per preferred share of, and per depositary share representing the Series A Preferred Stock:

				Dividends Paid
	Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	April 1, 2024	$500	$0.50
06/30/2024	May 2, 2024	June 6, 2024	July 1, 2024	$500	$0.50
09/30/2024	August 1, 2024	September 5, 2024	September 30, 2024	$500	$0.50
12/31/2024	November 1, 2024	December 5, 2024	December 30, 2024	$500	$0.50
Quarter Ended
06/30/2023	May 8, 2023	June 1, 2023	June 30, 2023	$594.44	$0.59444
09/30/2023	August 7, 2023	August 31, 2023	October 2, 2023	$500.00	$0.50000
12/31/2023	November 6, 2023	November 30, 2023	January 2, 2024	$500.00	$0.50000

Common Stock

At December 31, 2024 and 2023, the Company was authorized to issue up to 1 billion shares of common stock with a par value of $0.01 per share.

Part II | Item 8. Notes to Consolidated Financial Statements | 24. Equity
Share Repurchase Program

On February 27, 2023 and August 1, 2024, our Board of Directors authorized increases of $450 million and $750 million, respectively, in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of February 18, 2025, the Company had remaining authorization to purchase $568 million of its common shares.

The Company expects to repurchase common shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the Company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. There can be no assurance that we will continue share repurchases or approve any further increase to our current, or approve any new, stock repurchase program, or any assurance to the amount of any repurchases that may be made pursuant to such programs.

Through December 31, 2024, we have incurred $4 million of excise tax in connection with share repurchases that exceeded stock issuances. The excise tax incurred was recognized as part of the cost basis of the treasury stock acquired and not reported as income tax expense.

The following table represents share repurchase activities as part of our share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2023 (January 1- March 31)	1,721,737	$70	$40.42
2023 (April 1- June 30)	1,394,797	47	33.87
2023 (July 1- September 30)	1,873,727	71	38.13
2023 (October 1- December 31)	1,512,263	67	44.37
Total 2023	6,502,524	$255	$39.27
2024 (January 1- March 31)	2,157,372	116	53.76
2024 (April 1- June 30)	1,294,473	90	69.16
2024 (July 1- September 30)	1,352,821	113	83.39
2024 (October 1- December 31)	974,324	96	98.31
Total 2024	5,778,990	$415	$71.65
2025 (January 1 - February 18)	740,388	$68	$92.13

The following table presents changes in the number of shares of common stock outstanding:

	Common Stock	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2022	94,474,911	(11,784,813)		82,690,098
Share-based compensation programs	6,095	2,466,552	(1)	2,472,647
Shares repurchased under repurchase program	—	(6,502,524)		(6,502,524)
Shares at December 31, 2023	94,481,006	(15,820,785)		78,660,221
Share-based compensation programs	7,309	492,103	(1)	499,412
Shares repurchased under repurchase program	—	(5,778,990)		(5,778,990)
Shares at December 31, 2024	94,488,315	(21,107,672)		73,380,643

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

The following table presents declaration date, record date, payment date and dividends paid per share of JFI’s common stock:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	March 21, 2024	$0.70
06/30/2024	May 2, 2024	June 6, 2024	June 20, 2024	$0.70
09/30/2024	August 1, 2024	September 5, 2024	September 19, 2024	$0.70
12/31/2024	November 1, 2024	December 5, 2024	December 19, 2024	$0.70
Quarter Ended
03/31/2023	February 27, 2023	March 14, 2023	March 23, 2023	$0.62
06/30/2023	May 8, 2023	June 1, 2023	June 15, 2023	$0.62
09/30/2023	August 7, 2023	August 31, 2023	September 14, 2023	$0.62
12/31/2023	November 6, 2023	November 30, 2023	December 14, 2023	$0.62
Quarter Ended
03/31/2022	February 28, 2022	March 14, 2022	March 23, 2022	$0.55
06/30/2022	May 9, 2022	June 2, 2022	June 16, 2022	$0.55
09/30/2022	August 8, 2022	September 1, 2022	September 15, 2022	$0.55
12/31/2022	November 7, 2022	December 1, 2022	December 15, 2022	$0.55

Dividend equivalents are generally accrued on restricted share units and performance share units outstanding as of the record date. Dividend equivalents on restricted share units and performance share units that are ultimately payable in cash are recognized as compensation expense while those that are ultimately payable in shares are recognized as dividends.

25.    Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income (loss) attributable to Jackson Financial common shareholders, by the weighted-average number of shares of common stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. The Company grants share-based awards subject to vesting provisions of the 2021 Omnibus Incentive Plan, which can have a dilutive effect. See Note 18 - Share-Based Compensation of the Notes to Consolidated Financial Statements for further description of our share-based awards.

Part II | Item 8. Notes to Consolidated Financial Statements | 23. Earnings Per Share
The following table sets forth the calculation of earnings per common share:

	Years Ended December 31,
	2024	2023	2022
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$946	$934	$6,186
Less: Preferred stock dividends	44	35	—
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$902	$899	$6,186

Weighted average shares of common stock outstanding - basic	76,049,665	81,799,820	85,513,787
Dilutive common shares	759,722	1,777,406	3,176,913
Weighted average shares of common stock outstanding - diluted	76,809,387	83,577,226	88,690,700

Earnings per share—common stock
Basic	$11.86	$10.99	$72.34
Diluted	$11.74	$10.76	$69.75

26.    Subsequent Events

The Company has evaluated subsequent events through February 26, 2025, the date of the filing of the Form 10-K for the year ended December 31, 2024.

Dividends Declared to Shareholders

On February 17, 2025, our Board of Directors approved a first quarter cash dividend on JFI's common stock, $0.80 per common share, payable on March 20, 2025, to shareholders of record on March 11, 2025. The Company also declared a cash dividend of $0.50 per depositary share (the "Depositary Shares"), each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on March 31, 2025, to depositary shares shareholders of record at the close of business on March 11, 2025.

Schedule I
Jackson Financial Inc.
Summary of Investments—Other Than Investments in Related Parties
(In millions)

	As of December 31, 2024
			Amount at
			Which Shown
	Cost or		on Balance
Type of Investment	Amortized Cost	Fair Value	Sheet
Debt securities:
Bonds:
U.S. government securities	$4,120	$3,159	$3,159
Other government securities	1,345	1,094	1,094
Public utilities	5,716	5,156	5,156
Corporate securities	30,581	27,978	27,978
Residential mortgage-backed	374	338	338
Commercial mortgage-backed	1,674	1,577	1,577
Other asset-backed securities	4,243	4,033	4,033
Total debt securities	48,053	43,335	43,335
Equity securities	197	197	197
Mortgage loans	9,911	N/A	9,911
Policy loans	4,403	N/A	4,403
Derivative instruments	297	N/A	297
Other invested assets	2,461	N/A	2,864
Total investments	$65,322		$61,007

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule II
Jackson Financial Inc.
(Parent Company Only)
Balance Sheets
(In millions, except share data)

	December 31,
	2024	2023
Assets
Investment in subsidiaries	$8,756	$9,277
Cash and cash equivalents	712	599
Accrued investment income	3	5
Intercompany receivables	2,027	2,026
Deferred income taxes, net	5	79
Other assets	4	2
Total assets	$11,507	$11,988

Liabilities and Equity
Liabilities
Senior Notes due 2027 - unaffiliated (1) (2)	$398	$398
Senior Notes due 2031 - unaffiliated (1) (2)	497	495
Senior Notes due 2032 - unaffiliated (1) (2)	347	347
Senior Notes due 2051 - unaffiliated (1) (2)	490	490
Other liabilities	11	88
Total liabilities	1,743	1,818
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; 22,000 shares issued and outstanding at December 31, 2024 and December 31, 2023; liquidation preference $25,000 per share (See Note 24 to Consolidated Financial Statements)	533	533
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 73,380,643 and 78,660,221 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively (See Note 24 to Consolidated Financial Statements)	1	1
Additional paid-in capital	6,046	6,005
Treasury stock, at cost; 21,107,672 and 15,820,785 shares at December 31, 2024 and 2023, respectively	(1,007)	(599)
Accumulated other comprehensive income (loss)	(3,522)	(2,808)
Retained earnings (deficit)	7,713	7,038
Total equity	9,764	10,170
Total liabilities and equity	$11,507	$11,988

(1) See Note 13 - Long-Term Debt to our Consolidated Financial Statements for additional information regarding these borrowings.
(2) Includes unamortized debt issuance costs totaling $14 million and $15 million for the senior notes on a combined basis at December 31, 2024 and 2023, respectively.

(continued)

Schedule II
Jackson Financial Inc.
(Parent Company Only)
Statements of Income
(In millions)

	For the Years Ended December 31,
	2024	2023	2022
Revenues
Net investment income	$25	$29	$10
Dividends from subsidiaries	—	360	510
Interest income from subsidiaries	90	91	90
Other income	(1)	(2)	—
Total revenues	114	478	610

Benefits and Expenses
Interest expense	78	84	76
Operating costs and other expenses	46	34	29
Total benefits and expenses	124	118	105
Pretax income	(10)	360	505
Income tax expense (benefit)	(3)	1	(1)
Subsidiary equity earnings (loss)	953	575	5,680
Net income (loss)	946	934	6,186
Less: Dividends on preferred stock	44	35	—
Net income (loss) attributable to common shareholders	$902	$899	$6,186

(continued)

Schedule II
Jackson Financial Inc.
(Parent Company Only)
Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$946	$934	$6,186
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary equity earnings	(953)	(575)	(5,680)
Amortization of discount and premium on investments	—	(23)	(5)
Change in other assets and liabilities, net	58	62	80
Net cash provided by (used in) operating activities	51	398	581

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	—	1,373	—
Purchases of:
Debt securities	—	(900)	(445)
Other investing activities	(1)	(26)	—
Net cash provided by (used in) investing activities	(1)	447	(445)

Cash flows from financing activities:
Proceeds from debt	—	—	750
Payments on debt	—	(598)	(750)
Debt issuance costs	—	—	(7)
Capital distribution from subsidiary	785	150	—
Capital contribution to subsidiary	(25)	(15)	—
Dividends on common stock	(211)	(201)	(186)
Dividends on preferred stock	(44)	(35)	—
Purchase of treasury stock	(442)	(306)	(321)
Issuance of preferred stock	—	533	—
Net cash provided by (used in) financing activities	63	(472)	(514)
Net increase (decrease) in cash and cash equivalents	113	373	(378)
Cash and cash equivalents, beginning of year	599	226	604
Total cash and cash equivalents, end of year	$712	$599	$226

Non-cash financing transactions
Non-cash dividend equivalents on stock based awards	$(5)	$(8)	$(13)

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule III
Jackson Financial Inc.
Supplemental Insurance Information
(In millions)

		Reserves for
	Deferred	Future Policy
	Acquisition	Benefits and	Other Contract
	Costs	Claims Payable	Holder Funds
December 31, 2024
Retail Annuities	$11,786	$1,408	$37,865
Institutional Products	—	—	8,384
Closed Life and Annuity Blocks	101	9,664	12,063
Corporate and Other	—	—	—
Total	$11,887	$11,072	$58,312

December 31, 2023
Retail Annuities	$12,192	$1,426	$34,454
Institutional Products	—	—	8,406
Closed Life and Annuity Blocks	110	10,472	12,459
Corporate and Other	—	—	—
Total	$12,302	$11,898	$55,319

December 31, 2022
Retail Annuities	$12,740	$1,412	$36,454
Institutional Products	—	—	9,019
Closed Life and Annuity Blocks	119	10,906	12,717
Corporate and Other	64	—	—
Total	$12,923	$12,318	$58,190

(continued)

Schedule III
Jackson Financial Inc.
Supplemental Insurance Information
(In millions)

			Interest Credited	Deferred
			on Other	Acquisition and	Operating
		Net Investment	Contract Holder	Sales Inducements	Costs and
	Premium	Income	Funds	Amortization	Other Expenses
December 31, 2024
Retail Annuities	$52	$725	$362	$559	$2,457
Institutional Products	—	438	338	—	4
Closed Life and Annuity Blocks	103	659	410	8	150
Corporate and Other	—	(2)	—	—	214
Segment subtotal	155	1,820	1,110	567	2,825
Non-operating items (1)	(9)	1,042	—	541	—
Total	$146	$2,862	$1,110	$1,108	$2,825

December 31, 2023
Retail Annuities	$21	$436	$374	$551	$2,178
Institutional Products	—	408	334	—	5
Closed Life and Annuity Blocks	136	644	437	10	163
Corporate and Other	—	58	—	—	203
Segment subtotal	157	1,546	1,145	561	2,549
Non-operating items (1)	(10)	1,308	—	591	—
Total	$147	$2,854	$1,145	$1,152	$2,549

December 31, 2022
Retail Annuities	$10	$410	$253	$557	$2,174
Institutional Products	—	285	201	—	5
Closed Life and Annuity Blocks	134	737	412	11	130
Corporate and Other	—	79	—	—	123
Segment subtotal	144	1,511	866	568	2,432
Non-operating items (1)	(12)	1,235	—	658	—
Total	$132	$2,746	$866	$1,226	$2,432
(1) See Note 3- Segment Information for further details on the non-operating items.

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule IV
Jackson Financial Inc.
Reinsurance
For the Years Ended December 31, 2024, 2023, and 2022
(In millions)

					% Amount
					Assumed to
	Gross Amount	Ceded	Assumed	Net Amount	Net
December 31, 2024
Life insurance in-force	$69,428	$37,458	$14,238	$46,208	30.8%
Insurance premium
Life insurance	$264	$187	$26	$103	25.2%
Accident and health	22	24	2	—
Payout annuity	53	—	—	53
Annuity guaranteed benefits	—	10	—	(10)
Total insurance premium	$339	$221	$28	$146	19.2%

December 31, 2023
Life insurance in-force	$75,239	$40,972	$15,545	$49,812	31.2%
Insurance premium
Life insurance	$280	$176	$32	$136	23.5%
Accident and health	26	29	3	—
Payout annuity	22	—	—	22
Annuity guaranteed benefits	—	11	—	(11)
Total insurance premium	$328	$216	$35	$147	23.8%

December 31, 2022
Life insurance in-force	$86,792	$49,007	$15,976	$53,761	29.7%
Insurance premium
Life insurance	$325	$228	$37	$134	26.2%
Accident and health	25	28	3	—
Payout annuity	10	—	—	10
Annuity guaranteed benefits	—	12	—	(12)
Total insurance premium	$360	$268	$40	$132	30.3%

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule V
Jackson Financial Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2024 and 2023
(In millions)

	Balance at	Charged to
	Beginning	Costs and				Balance at
	of Period	Expenses		Deductions		End of Period
December 31, 2024
Allowance for credit losses on debt securities	$21	$62		$(44)	(1)	$39
Allowances for credit losses on mortgage and other loans	165	(3)		(41)	(2)	121
Allowance for credit losses on reinsurance recoverable	29	—		(2)		27
Valuation allowance on deferred tax asset	689	45	(3)	—		734
	$904	$104		$(87)		$921

December 31, 2023
Allowance for credit losses on debt securities	$23	$64		$(66)	(1)	$21
Allowances for credit losses on mortgage and other loans	95	(66)		136	(2)	165
Allowance for credit losses on reinsurance recoverable	15	14		—		29
Valuation allowance on deferred tax asset	910	—		(221)	(3)	689
	$1,043	$12		$(151)		$904
(1) Represents reductions for securities disposed.
(2) Represents provision (release) of allowance for write-offs.
(3) Includes increase (decrease) of $46 million and $(218) million valuation allowance during the years ended December 31, 2024 and 2023, respectively, associated with the unrealized tax losses in the companies' available for sale securities portfolio, see Note 15. Income Taxes for further information.

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

The Company’s management, under the oversight of Jackson Financial's Audit Committee, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under that framework, the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by
KPMG LLP, an independent registered public accounting firm, as stated in their “Report of Independent Registered Public
Accounting Firm” included in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Item 9B. Other Information
Item 9B. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2024, the following Rule 10b5-1trading arrangements (as defined in Item 408 of Regulation S-K) were adopted or terminated by directors and officers of Jackson Financial. Any such contract, instruction or written plan for the purchase or sale of Jackson Financial’s securities is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) as defined under the securities laws.

NAME AND TITLE OF DIRECTOR OR OFFICER	DATE OF ADOPTION OF TRADING ARRANGEMENT (1)	DURATION OF TRADING ARRANGEMENT (1)	# OF AGGREGATE SHARES TO BE SOLD PURSUANT TO THE TRADING ARRANGEMENT
Craig D. Smith, Executive Vice President of Jackson National Life Insurance Company, and President, Chief Executive Officer and Chief Investment Officer of PPM America, Inc.	November 8, 2024	February 24, 2025 – April 7, 2025	32,154 shares of common stock

(1) Mr. Smith’s Rule 10b5-1 trading plan (the “Plan”) is scheduled to expire upon the earlier of April 14, 2025, or the sale of all shares subject to the Plan. Under the Plan, the first order to be executed is February 24, 2025, and the last order to be executed is April 7, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Unless stated otherwise below, all information required by Items 10, 11, 12 (including equity compensation plan information), 13 and 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for the Company's 2025 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A; provided that the information contained in the definitive proxy statement under the headings “Compensation Discussion and Analysis – Report of the Compensation Committee” and “Pay vs. Performance” shall not be deemed “filed” by virtue of this incorporation by reference.

Information about our Executive Officers is also located in Item 1. Business of this Form 10-K.

JFI Insider Trading Policy

On July 23, 2021, the Company adopted an insider trading policy governing the purchase, sale, and/or other disposition of the Company’s securities by its directors, officers and employees and that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards. The current version of the Company’s Insider Trading Policy is attached as an exhibit to this Form 10-K.

Item 11. Executive Compensation

See Item 10 above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

See Item 10 above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 10 above.

Part III Item 14. Principal Accountant Fees and Services

Item 14. Principal Accountant Fees and Services

See Item 10 above.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as exhibits hereto:

Number	Description
2.1
Demerger Agreement, between Prudential plc and Jackson Financial Inc., dated as of August 6, 2021, incorporated by reference to Exhibit 2.1 of Jackson Financial Inc.’s Current Report on Form 8-K, filed August 6, 2021.

3.1
Fourth Amended and Restated Certificate of Incorporation of Jackson Financial Inc., effective as of May 23, 2024, incorporated by reference to Exhibit 3.3 to Jackson Financial Inc.’s Current Report on Form 8-K, filed May 29, 2024.

3.2
Amended and Restated By-Laws of Jackson Financial Inc., effective as of December 8, 2022, incorporated by reference to Exhibit 3.3 of Jackson Financial Inc.’s Current Report on Form 8-K, filed December 12, 2022.

3.3
Certificate of Designations with respect to the Series A Preferred Stock of the Company, dated March 10, 2023, incorporated by reference to Exhibit 3.1 of Jackson Financial Inc.’s Current Report on Form 8-K, filed March 13, 2023.

4.1
Form of Class A Common Stock Certificate, incorporated by reference to Exhibit 4.1 of Jackson Financial Inc.’s Amendment No. 1 to General Form for Registration of Securities on Form 10, filed April 16, 2021.

4.2*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
4.3
Indenture, dated as of November 23, 2021, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of Jackson Financial Inc.’s Current Report on Form 8-K, filed November 23, 2021.

4.3a
Second Supplemental Indenture, dated as of November 23, 2021, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.125% Senior Notes due 2031, incorporated by reference to Exhibit 4.3 of Jackson Financial Inc.’s Current Report on Form 8-K, filed November 23, 2021.

4.3b
Third Supplemental Indenture, dated as of November 23, 2021, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4.000% Senior Notes due 2051, incorporated by reference to Exhibit 4.4 of Jackson Financial Inc.’s Current Report on Form 8-K, filed November 23, 2021.

4.3c
Fourth Supplemental Indenture, dated as of June 8, 2022, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.170% Senior Notes due 2027, incorporated by reference to Exhibit 4.2 of Jackson Financial Inc.’s Current Report on Form 8-K, filed June 8, 2022.

4.3d
Fifth Supplemental Indenture, dated as of June 8, 2022, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.670% Senior Notes due 2032, incorporated by reference to Exhibit 4.3 of Jackson Financial Inc.’s Current Report on Form 8-K, filed June 8, 2022.

4.4
Deposit Agreement, dated as of March 13, 2023, among Jackson Financial Inc., Equiniti Trust Company, as a depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 of Jackson Financial Inc.’s Current Report on Form 8-K, filed March 13, 2023.

Part IV Item 15. Exhibits, Financial Statement Schedules

4.4a
Form of Depositary Receipt between Jackson Financial Inc. and Equiniti Trust Company, dated as of March 13, 2023, incorporated by reference to Exhibit 4.2 of Jackson Financial Inc.’s Current Report on Form 8-K, filed March 13, 2023.

10.1
Revolving Credit Agreement, dated as of February 24, 2023, among Jackson Financial Inc., the Subsidiary Account Parties, as additional obligors, the Banks party thereto and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.8 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed March 1, 2023.

10.2
Uncommitted Money Market Line of Credit Agreement, dated as of April 6, 2023 by and among Jackson Financial Inc., Jackson National Life Insurance Company and SOCIÉTÉ GÉNÉRALE, incorporated by reference to Exhibit 10.5 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2023, filed May 9, 2023.

10.3
Coinsurance Agreement, dated as of June 18, 2020, by and between Jackson National Life Insurance Company and Athene Life Re Ltd., incorporated by reference to Exhibit 10.2 of Jackson Financial Inc.’s General Form for Registration of Securities on Form 10, filed March 22, 2021.

10.3a
Amendment No. 1 to Coinsurance Agreement, dated as of September 30, 2020, by and between Jackson National Life Insurance Company and Athene Life Re Ltd., incorporated by reference to Exhibit 10.2.1 of Jackson Financial Inc.’s General Form for Registration of Securities on Form 10, filed March 22, 2021.

10.4
Investment Agreement, dated as of June 18, 2020, by and between Athene Life Re Ltd. and Brooke (Holdco1) Inc., incorporated by reference to Exhibit 10.3 of Jackson Financial Inc.’s General Form for Registration of Securities on Form 10, filed March 22, 2021.

10.5†
Jackson Financial Inc. 2021 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.6. of Jackson Financial Inc.’s Amendment No. 1 to its General Form for Registration of Securities on Form 10, filed April 16, 2021.

10.6
Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.7 of Jackson Financial Inc.’s Amendment No. 1 to its General Form for Registration of Securities on Form 10, filed April 16, 2021.

10.7†
Offer Letter Agreement, dated and signed May 23, 2024, by and between Craig Anderson and Jackson National Life Insurance Company, incorporated by reference to Exhibit 10.3 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed August 7, 2024.

10.8†
Offer Letter Agreement, dated May 23, 2024 and signed May 24, 2024, by and between Don Cummings and Jackson National Life Insurance Company, incorporated by reference to Exhibit 10.4 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed August 7, 2024.

10.9†
Offer Letter Agreement, dated May 23, 2024 and signed May 28, 2024, by and between Marcia Wadsten and Jackson National Life Insurance Company, incorporated by reference to Exhibit 10.5 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed August 7, 2024.

10.10†
Offer Letter, dated as of December 13, 2021, by and between Scott E. Romine, incorporated by reference to Exhibit 10.20 of Jackson National Life Insurance Company’s Post-Effective Amendment No. 1 to its Registration Statement under the Securities Act of 1933 on Form S-1, filed April 22, 2022.

10.11†
Offer Letter, dated July 29, 2021, by and between Carrie Chelko and Jackson National Life Insurance Company, incorporated herein by reference to Exhibit 10.14 to Jackson National Life Insurance Company's Post Effective Amendment No. 3 to Form S-1 Registration Statement, filed April 9, 2024.

10.12†
Offer Letter Agreement, dated as of February 10, 2021, by and between Laura L. Prieskorn, incorporated by reference to Exhibit 10.19 of Jackson National Life Insurance Company’s Post-Effective Amendment No. 1 to its Registration Statement under the Securities Act of 1933 on Form S-1, filed April 22, 2022.

10.13†
Offer Letter Agreement, dated as of February 10, 2021, by and between Marcia L. Wadsten, incorporated by reference to Exhibit 10.21 of Jackson National Life Insurance Company’s Post-Effective Amendment No. 1 to its Registration Statement under the Securities Act of 1933 on Form S-1, filed April 22, 2022.

Part IV Item 15. Exhibits, Financial Statement Schedules

10.14†
Offer Letter Agreement, dated as of October 19, 2020, by and between Craig D. Smith and PPM America, Inc., incorporated by reference to Exhibit 10.21 of Jackson National Life Insurance Company’s Pre-Effective Amendment No. 1 to its Registration Statement under the Securities Act of 1933 on Form S-1, filed April 17, 2023.

10.15†
Form of 2024 Notice of Award of Restricted Share Units and 2024 Director Restricted Share Unit Agreement (annual equity retainer) between Jackson Financial Inc. and each of Lily Fu Claffee, Gregory T. Durant, Steven A. Kandarian, Derek G. Kirkland, Drew Lawton, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed August 7, 2024.

10.16†
Form of 2024 Notice of Award of Restricted Share Units and 2024 Director Restricted Share Units Agreement (annual equity in lieu of cash retainer) between Jackson Financial Inc. and each of Lily Fu Claffee, Derek G. Kirkland, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher, incorporated by reference to Exhibit 10.2 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed August 7, 2024.

10.17†
Form of 2023 Notice of Award of Restricted Share Units and 2023 Director Restricted Share Unit Agreement (annual equity retainer) between Jackson Financial Inc. and each of Lily Fu Claffee, Gregory T. Durant, Steven A. Kandarian, Derek G. Kirkland, Drew Lawton, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2023, filed August 8, 2023.

10.18†
Form of 2023 Notice of Award of Restricted Share Units and 2023 Director Restricted Share Unit Agreement (annual equity in lieu of cash retainer) between Jackson Financial Inc. and each of Lily Fu Claffee, Martin J. Lippert and Esta E. Stecher, incorporated by reference to Exhibit 10.2 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2023, filed August 8, 2023.

10.19†
Form of Notice of Award of Restricted Shares and 2022 Director Restricted Shares Award Agreement (annual equity retainer), between Jackson Financial Inc. and Derek G. Kirkland, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed August 10, 2022.

10.20†
Form of Notice of Award of Restricted Shares and 2022 Director Restricted Shares Award Agreement (equity in lieu of cash retainer), between Jackson Financial Inc. and Derek G. Kirkland, incorporated by reference to Exhibit 10.2 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed August 10, 2022.

10.21†
Form of Notice of Award of Restricted Share Units and 2022 Director Restricted Share Unit Agreement (annual equity retainer), between Jackson Financial Inc. and each of Lily Fu Claffee, Gregory T. Durant, Steven A. Kandarian, Drew Lawton, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher, incorporated by reference to Exhibit 10.3 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed August 10, 2022.

10.22†
Form of Notice of Award of Restricted Share Units and 2022 Director Restricted Share Unit Agreement (equity in lieu of cash retainer), between Jackson Financial Inc. and each of Lily Fu Claffee, Martin J. Lippert, and Esta E. Stecher, incorporated by reference to Exhibit 10.4 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed August 10, 2022.

10.23†
Form of the 2021 Director Restricted Share Unit Agreement and notice of grant (annual equity in lieu of cash retainer), between Jackson Financial Inc. and each of Lily Fu Claffee, Martin J. Lippert and Esta E. Stecher, incorporated by reference to Exhibit 10.29 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 7, 2022.

10.24†
Form of the 2021 Director Restricted Share Unit Agreement and Notice of grant (annual equity retainer), between Jackson Financial Inc. and each of Lily Fu Claffee, Gregory T. Durant, Steven A. Kandarian, Derek G. Kirkland, Drew E. Lawton, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher, incorporated by reference to Exhibit 10.30 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 7, 2022.

Part IV Item 15. Exhibits, Financial Statement Schedules

10.25†
Form of the 2021 Director Restricted Shares Award Agreement and Notice of grant (annual equity retainer October 1, 2021-May 31, 2022), between Jackson Financial Inc. and each of Derek G. Kirkland and Russell G. Noles, incorporated by reference to Exhibit 10.31 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 7, 2022.

10.26†
Form of the 2021 Converted Cash Retainer Director Restricted Shares Award Agreement and Notice of grant (annual equity in lieu of cash retainer October 1, 2021-May 31, 2022), between Jackson Financial Inc. and each of Russell G. Noles and Derek G. Kirkland, incorporated by reference to Exhibit 10.32 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 7, 2022.

10.27†
Form of the 2021 Director Restricted Shares Award Agreement - Founders' Award, between Jackson Financial Inc. and each of Derek G. Kirkland and Russell G. Noles, incorporated by reference to Exhibit 10.33 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 7, 2022.

10.28†
Form of the 2021 Director Restricted Share Unit Agreement - Founders' Award, between Jackson Financial Inc. and each of Lily Fu Claffee, Gregory T. Durant, Drew E. Lawton, Martin J. Lippert, and Esta E. Stecher, incorporated by reference to Exhibit 10.34 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 7, 2022.

10.29†
2021 Director Restricted Share Unit Agreement - Founders' Award, dated as of December 24, 2021, between Jackson Financial Inc. and Steven A Kandarian, incorporated by reference to Exhibit 10.40 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 7, 2022.

10.30†
Form of 2024 Notice of Award of Restricted Share Units and 2024 Restricted Share Unit Agreement (Mid-Cycle) between Jackson Financial Inc. and each of Craig Anderson and Don Cummings, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed November 6, 2024.

10.31†
Form of 2024 Notice of Award of Performance Share Units and 2024 Performance Share Unit Agreement (Mid-Cycle) between Jackson Financial Inc. and each of Craig Anderson and Don Cummings, incorporated by reference to Exhibit 10.2 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed November 6, 2024.

10.32†
Form of Notice of Award of Restricted Share Units and 2024 Restricted Share Unit Award Agreement between Jackson Financial Inc. and each of Carrie L. Chelko, Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed May 8, 2024.

10.33†
Form of Notice of Award of Performance Units and 2024 Performance Unit Award Agreement between Jackson Financial Inc. and each of Carrie L. Chelko, Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten, incorporated by reference to Exhibit 10.2 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed May 8, 2024.

10.34†
Notice of Award of Restricted Share Units Retention Award and 2024 Restricted Share Unit Award Agreement Retention Award between Jackson Financial Inc. and Don W. Cummings, incorporated by reference to Exhibit 10.3 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed May 8, 2024.

10.35†
Form of Notice of Award of Restricted Share Units and 2023 Restricted Share Unit Award Agreement, between Jackson Financial Inc. and each of Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten, incorporated by reference to Exhibit 10.14 of Jackson National Life Insurance Company’s Pre-Effective Amendment No. 1 to its Registration Statement under the Securities Act of 1933 on Form S-1, filed April 17, 2023.

10.36†
Form of Notice of Award of Performance Share Units and 2023 Performance Share Unit Award Agreement, between Jackson Financial Inc. and each of Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten, incorporated by reference to Exhibit 10.15 of Jackson National Life Insurance Company’s Pre-Effective Amendment No. 1 to its Registration Statement under the Securities Act of 1933 on Form S-1, filed April 17, 2023.

Part IV Item 15. Exhibits, Financial Statement Schedules

10.37†
Form of Notice of Award of Restricted Share Units and the 2022 Restricted Share Unit Award Agreement (including Notice that Restricted Share Units are share settled), between Jackson Financial Inc. and each of P. Chad Myers, Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten, incorporated by reference to Exhibit 10.11 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed May 11, 2022.

10.38†
Form of Notice of Award of Performance Units and the 2022 Amended and Restated Performance Unit Award Agreement (including Notice that Performance Units are share settled), between Jackson Financial Inc. and each of P. Chad Myers, Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten, incorporated by reference to Exhibit 10.13 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed May 11, 2022.

10.39*†
Form of Amendment to All Outstanding Performance Share Unit Award Agreements and All Outstanding Restricted Share Award Agreements (relating to agreements provided between January 1, 2022 through December 31, 2024) (regarding share delivery process upon death).

10.40†
Jackson Financial Inc. Severance Plan, dated as of November 7, 2022, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 10, 2022.

19.1*	Jackson Financial Inc. Insider Trading Policy (February 11, 2025).
21.1*	List of Subsidiaries of Jackson Financial Inc.
23.1*	Consent of KPMG LLP, dated February 26, 2025.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Jackson Financial Inc. Compensation Clawback Policy (September 2024).
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: February 26, 2025	By:	/s/ Laura L. Prieskorn
Laura L. Prieskorn
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laura L. Prieskorn and Don W. Cummings, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and re-substitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th of February, 2025.

Signature	Title
/s/ Steven A. Kandarian	Chairman of the Board; Director
Steven A. Kandarian
/s/ Laura L. Prieskorn	President and Chief Executive Officer; Director
Laura L. Prieskorn
/s/ Don W. Cummings	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Don W. Cummings
/s/ Craig A. Anderson	Senior Vice President, Controller (Principal Accounting Officer)
Craig A. Anderson
/s/ Gregory T. Durant	Director
Gregory T. Durant
/s/ Lily Fu Claffee	Director
Lily Fu Claffee
/s/ Derek G. Kirkland	Director
Derek G. Kirkland
/s/ Drew Lawton	Director
Drew Lawton
/s/ Martin J. Lippert	Director
Martin J. Lippert
/s/ Russell G. Noles	Director
Russell G. Noles
/s/ Esta E. Stecher	Director
Esta E. Stecher