Form 10-Q
period 2025-03-31
Jackson Financial Inc.
filed 2025-05-07
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 1, 2025, there were 71,438,520 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
.

Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
	2025	2024
Assets	(Unaudited)
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $40 and $39 at March 31, 2025 and December 31, 2024, respectively (amortized cost: 2025 $46,312; 2024 $45,007)	$42,243	$40,289
Debt Securities, at fair value under fair value option	3,430	3,046
Equity securities, at fair value	191	197
Mortgage loans, net of allowance for credit losses of $130 and $121 at March 31, 2025 and December 31, 2024, respectively	9,575	9,462
Mortgage loans, at fair value under fair value option	451	449
Policy loans (including $3,492 and $3,489 at fair value under the fair value option at March 31, 2025 and December 31, 2024, respectively)	4,407	4,403
Freestanding derivative instruments	587	297
Other invested assets	2,844	2,864
Total investments	63,728	61,007
Cash and cash equivalents	3,887	3,767
Accrued investment income	535	529
Deferred acquisition costs	11,770	11,887
Reinsurance recoverable, net of allowance for credit losses of $26 and $27 at March 31, 2025 and December 31, 2024, respectively	21,037	21,830
Reinsurance recoverable on market risk benefits, at fair value	126	121
Market risk benefit assets, at fair value	7,326	8,899
Deferred income taxes, net	382	480
Other assets	830	787
Separate account assets	217,572	229,143
Total assets	$327,193	$338,450
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$11,026	$11,072
Other contract holder funds	59,028	58,312
Market risk benefit liabilities, at fair value	4,125	3,774
Funds withheld payable under reinsurance treaties (including $3,672 and $3,667 at fair value under the fair value option at March 31, 2025 and December 31, 2024, respectively)	16,275	16,742
Long-term debt	2,030	2,034
Repurchase agreements and securities lending payable	1,035	1,554
Collateral payable for derivative instruments	340	150
Freestanding derivative instruments	256	361
Notes issued by consolidated variable interest entities, at fair value under fair value option (Note 4)	2,303	2,343
Other liabilities	2,678	2,983
Separate account liabilities	217,572	229,143
Total liabilities	316,668	328,468
Commitments, Contingencies, and Guarantees (Note 16)
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; 22,000 shares issued and outstanding at March 31, 2025 and December 31, 2024; liquidation preference $25,000 per share (see Note 19)	533	533
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 71,878,542 and 73,380,643 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively (see Note 19)	1	1
Additional paid-in capital	6,042	6,046
Treasury stock, at cost; 22,609,773 and 21,107,672 shares at March 31, 2025 and December 31, 2024, respectively	(1,179)	(1,007)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(216) and $(311) at March 31, 2025 and December 31, 2024, respectively	(2,719)	(3,522)
Retained earnings	7,623	7,713
Total shareholders' equity	10,301	9,764
Noncontrolling interests	224	218
Total equity	10,525	9,982
Total liabilities and equity	$327,193	$338,450

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Fee income	$1,986	$1,998
Premiums	40	38
Net investment income:
Net investment income excluding funds withheld assets	528	464
Net investment income on funds withheld assets	227	270
Total net investment income	755	734
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	1,343	(2,892)
Net gains (losses) on funds withheld reinsurance treaties	(388)	(201)
Total net gains (losses) on derivatives and investments	955	(3,093)
Other income	14	1
Total revenues	3,750	(322)

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	244	221
(Gain) loss from updating future policy benefits cash flow assumptions, net	12	11
Market risk benefits (gains) losses, net	2,246	(2,718)
Interest credited on other contract holder funds, net of deferrals and amortization	288	273
Interest expense	25	25
Operating costs and other expenses, net of deferrals	677	685
Amortization of deferred acquisition costs	275	278
Total benefits and expenses	3,767	(1,225)
Pretax income (loss)	(17)	903
Income tax expense (benefit)	1	101
Net income (loss)	(18)	802
Less: Net income (loss) attributable to noncontrolling interests	6	7
Net income (loss) attributable to Jackson Financial Inc.	(24)	795
Less: Dividends on preferred stock	11	11
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(35)	$784

Earnings per share
Basic	$(0.48)	$10.04
Diluted	$(0.48)	$9.94

See Notes to Condensed Consolidated Financial Statements.

c
Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended March 31,
	2025	2024

Net income (loss)	$(18)	$802

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment, net of tax expense (benefit) of: $40 and $(3), for the three months ended March 31, 2025 and 2024, respectively.	607	(278)
Change in unrealized gains (losses) on securities with credit impairment, net of tax expense (benefit) of: nil and nil, for the three months ended March 31, 2025 and 2024, respectively.	(1)	—
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit) of $(16) and $18, for the three months ended March 31, 2025 and 2024, respectively.	(59)	63
Change in non-performance risk on market risk benefits, net of tax expense (benefit) of $71 and $(111), for the three months ended March 31, 2025 and 2024, respectively.	256	(400)
Total other comprehensive income (loss)	803	(615)
Comprehensive income (loss)	785	187
Less: Comprehensive income (loss) attributable to noncontrolling interests	6	7
Comprehensive income (loss) attributable to Jackson Financial Inc.	$779	$180

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2024	$533	$1	$6,046	$(1,007)	$(3,522)	$7,713	$9,764	$218	$9,982

Net income (loss)	—	—	—	—	—	(24)	(24)	6	(18)
Other comprehensive income (loss)	—	—	—	—	803	—	803	—	803
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock	—	—	—	—	—	(59)	(59)	—	(59)
Purchase of treasury stock	—	—	—	(202)	—	—	(202)	—	(202)
Share based compensation	—	—	(4)	30	—	4	30	—	30
Balances as of March 31, 2025	$533	$1	$6,042	$(1,179)	$(2,719)	$7,623	$10,301	$224	$10,525

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2023	$533	$1	$6,005	$(599)	$(2,808)	$7,038	$10,170	$164	$10,334

Net income (loss)	—	—	—	—	—	795	795	7	802
Other comprehensive income (loss)	—	—	—	—	(615)	—	(615)	—	(615)
Change in equity of noncontrolling interests	—	—	—	—	.	—	—	16	16
Dividends on preferred stock	—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock	—	—	—	—	—	(56)	(56)	—	(56)
Purchase of treasury stock	—	—	—	(120)	—	—	(120)	—	(120)
Share based compensation	—	—	—	6	—	—	6	—	6
Balances as of March 31, 2024	$533	$1	$6,005	$(713)	$(3,423)	$7,766	$10,169	$187	$10,356

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(18)	$802

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	66	7
Net losses (gains) on derivatives	(1,409)	2,885
Net losses (gains) on funds withheld reinsurance treaties	388	201
Net (gain) loss on market risk benefits	2,246	(2,718)
(Gain) loss from updating future policy benefits cash flow assumptions, net	12	11
Interest credited on other contract holder funds, gross	288	273
Mortality, expense and surrender charges	(133)	(133)
Amortization of discount and premium on investments	(8)	(14)
Deferred income tax expense (benefit)	2	(13)
Share-based compensation	54	45
Change in:
Accrued investment income	(6)	24
Deferred acquisition costs	117	128
Funds withheld, net of reinsurance	134	136
Future policy benefits	(137)	(238)
Other assets and liabilities, net	(2)	30
Net cash provided by (used in) operating activities	1,594	1,426

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	2,027	2,553
Equity securities	4	185
Mortgage loans	272	360
Purchases of:
Debt securities	(3,333)	(2,613)
Equity securities	—	(5)
Mortgage loans	(392)	(152)
Settlements related to derivatives and collateral on investments	742	(2,261)
Other investing activities	(273)	(73)
Net cash provided by (used in) investing activities	(953)	(2,006)

(continued)
See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$5,804	$3,860
Withdrawals	(10,226)	(8,984)
Net transfers from (to) separate accounts	5,205	4,143
Proceeds from (payments on) repurchase agreements and securities lending	(517)	1,798
Net proceeds from (payments on) Federal Home Loan Bank notes	(700)	(250)
Payments on debt	(4)	(4)
Issuance of debt of consolidated investment entities	215	383
Repayments of debt of consolidated investment entities	(27)	(345)
Contributions from partners of consolidated investments	—	17
Dividends on common stock	(58)	(54)
Dividends on preferred stock	(11)	(11)
Purchase of treasury stock	(202)	(120)
Net cash provided by (used in) financing activities	(521)	433

Net increase (decrease) in cash, cash equivalents, and restricted cash	120	(147)

Cash, cash equivalents, and restricted cash at beginning of period	3,767	2,691
Total cash, cash equivalents, and restricted cash at end of period	$3,887	$2,544

Supplemental cash flow information
Income taxes paid (received)	$(20)	$—
Interest paid	$42	$33

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$53	$27
Other invested assets acquired from stock splits and stock distributions	$—	$19

Non-cash financing activities
Non-cash dividend equivalents on stock-based awards	$(1)	$(2)

Reconciliation to Condensed Consolidated Balance Sheets
Cash and cash equivalents	$3,887	$2,542
Restricted cash (included in Other assets)	—	2
Total cash, cash equivalents, and restricted cash	$3,887	$2,544

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Business and Basis of Presentation

Jackson Financial Inc. ("JFI" or “Jackson Financial”) together with its subsidiaries (the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans secure their financial futures. Jackson Financial is domiciled in the state of Delaware in the United States (“U.S.”).

Jackson Financial’s primary life insurance subsidiary, Jackson National Life Insurance Company and its insurance subsidiaries (collectively, “Jackson”), is licensed to sell group and individual annuity products (including variable, registered index-linked, fixed index, fixed and payout annuities), and individual life insurance products, including variable universal life, in all 50 states and the District of Columbia. Jackson also participates in the institutional products market through the issuance of guaranteed investment contracts (“GICs”), funding agreements and medium-term note funding agreements. In addition to Jackson, Jackson Financial’s operating subsidiaries include:
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
Other significant wholly-owned subsidiaries of Jackson are as follows:
•Life insurers: Jackson National Life Insurance Company of New York; Squire Reassurance Company II, Inc.; and VFL International Life Company SPC, LTD;
•Registered broker-dealer: Jackson National Life Distributors LLC; and
•Registered investment adviser: Jackson National Asset Management LLC (“JNAM”) manages the life insurance companies' separate account funds underlying our variable annuities products, which funds are sub-advised. JNAM manages and oversees those sub-advisers.

The Company's Condensed Consolidated Financial Statements also include other insignificant partnerships, limited liability companies (“LLCs”) and other variable interest entities (“VIEs”) in which the Company is deemed the primary beneficiary.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but not required for interim reporting purposes, has been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025 (the "2024 Annual Report"). The condensed consolidated financial information as of December 31, 2024, included herein, has been derived from the audited Consolidated Financial Statements in the 2024 Annual Report.

Certain accounting policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in the Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Business and Basis of Presentation
In the opinion of management, these Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. All material intercompany accounts and transactions have been eliminated upon consolidation. All prior period amounts have been conformed to the current period presentation.

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
•Assumptions and estimates associated with the Company’s tax positions, including an estimate of the dividends received deduction, which impact the amount of recognized tax benefits recorded by the Company, and assumptions as to future earnings levels being sufficient to realize deferred tax benefits;
•Assumptions used in calculating market risk benefits, including policyholder behavior, mortality rates, and capital market assumptions; and
•Assumptions impacting the expected term used in amortizing deferred acquisition costs, including policyholder behavior and mortality rates.

These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other appropriate factors. As facts and circumstances dictate, these estimates and assumptions may be adjusted. Since future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. The effects of changes in estimates, including those resulting from changing expectations with respect to the economic environment, will be reflected in the Consolidated Financial Statements covering the periods in which the estimates are changed.

2. New Accounting Standards

Accounting Pronouncements – Issued but Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures”, which enhances annual income tax disclosures by requiring disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements in this ASU will be effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted, and are to be applied on a prospective basis with the option to apply retrospectively. The Company will apply the amendments for the annual period ending December 31, 2025. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, “Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU requires footnote disclosure about specific types of expenses included in certain expense captions presented on the face of the income statement and the total amount of selling expenses on an annual and interim basis. The entity is also required to disclose its definition of selling expenses in annual reporting periods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

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

Corporate and Other

The Company’s Corporate and Other segment primarily consists of the operations of its investment management subsidiary, PPM, VIEs, and unallocated corporate income and expenses. The Corporate and Other segment also includes intersegment eliminations and consolidation adjustments.

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

1.    Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) net gains (losses) on hedging instruments which includes: (a) changes in the fair value of freestanding derivatives, and related commissions and expenses, used to manage the risk associated with market risk benefits and other guaranteed benefit features, excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; and (b) investment income and change in fair value of certain non-derivative assets used to manage the risk associated with market risk benefits and other guaranteed benefit features; and (iii) the movements in reserves, market risk benefits, guaranteed benefit features accounted for as embedded derivative instruments, and related claims and benefit payments (excluding impacts of actuarial assumption updates and model enhancements). We believe excluding these items removes the impact to both revenue and related expenses associated with Net Hedging Results.

2.     Amortization of DAC associated with non-operating items at date of transition to LDTI: Amortization of the balance of unamortized deferred acquisition costs, at January 1, 2021, the date of transition to current Long Duration Targeted Improvements ("LDTI") accounting guidance, associated with items excluded from pretax adjusted operating earnings prior to transition.

3.    Actuarial Assumption Updates and Model Enhancements: The impact on the valuation of market risk benefits and embedded derivatives arising from our annual actuarial assumption updates and model enhancements review.

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

6.    Other items: Comprised of: (i) the impact of investments that are consolidated in our financial statements due to U.S. GAAP accounting requirements, such as our investments in collateralized loan obligations ("CLOs"), but for which the consolidation effects are not consistent with our economic interest or exposure to those entities, (ii) impacts from derivatives not included in Net Hedging Results (see 1. above), excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps, and (iii) one-time or other non-recurring items.

7.    Income taxes.

Set forth in the tables below is certain information with respect to the Company’s segments (in millions):

Three Months Ended March 31, 2025	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,095	$—	$108	$12	$1,215
Premiums	14	—	29	—	43
Net investment income	187	116	187	11	501
Other income (loss)	7	—	6	1	14
Total Operating Revenues	1,303	116	330	24	1,773

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	29	—	154	—	183
(Gain) loss from updating future policy benefits cash flow assumptions, net	(3)	—	14	—	11
Interest credited on other contract holder funds, net of deferrals and amortization	94	97	97	—	288
Interest expense	6	—	—	19	25
Asset-based commission expenses	284	—	—	—	284
Other commission expenses	206	—	9	—	215
Sub-advisor expenses	80	—	—	(2)	78
General and administrative expenses	200	1	27	31	259
Deferral of acquisition costs	(158)	—	(1)	—	(159)
Amortization of deferred acquisition costs	145	—	2	—	147
Total Operating Benefits and Expenses	883	98	302	48	1,331

Pretax Adjusted Operating Earnings	$420	$18	$28	$(24)	$442

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Three Months Ended March 31, 2024	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,083	$—	$112	$12	$1,207
Premiums	10	—	30	—	40
Net investment income	152	113	163	4	432
Other income	8	—	7	(14)	1
Total Operating Revenues	1,253	113	312	2	1,680

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	16	—	144	—	160
(Gain) loss from updating future policy benefits cash flow assumptions, net	1	—	8	—	9
Interest credited on other contract holder funds, net of deferrals and amortization	88	81	104	—	273
Interest expense	6	—	—	19	25
Asset-based commission expenses	279	—	—	—	279
Other commission expenses	194	—	9	—	203
Sub-advisor expenses	82	—	—	(2)	80
General and administrative expenses	180	1	25	65	271
Deferral of acquisition costs	(149)	—	1	—	(148)
Amortization of deferred acquisition costs	137	—	2	—	139
Total Operating Benefits and Expenses	834	82	293	82	1,291

Pretax Adjusted Operating Earnings	$419	$31	$19	$(80)	$389

Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income, between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson Financial and its subsidiaries to PPM, which were $21 million and $19 million for the three months ended March 31, 2025 and 2024, respectively.
The following table summarizes the reconciling items from the non-GAAP measure of total operating revenues to the U.S. GAAP measure of total revenues attributable to the Company (in millions):

	Three Months Ended March 31,
	2025	2024
Total operating revenues	$1,773	$1,680
Fees attributed to guarantee benefit reserves	768	788
Net gains (losses) on hedging instruments and investments	982	(3,085)
Net investment income (loss) related to noncontrolling interests	6	7
Consolidated investments	(6)	18
Net investment income on funds withheld assets	227	270
Total revenues (1)	$3,750	$(322)

(1) Substantially all the Company's revenues originated in the U.S. There were no customers that, individually, generate revenues that exceeded 10% of total revenues attributable to the Company.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
The following table summarizes the reconciling items from the non-GAAP measure of total operating benefits and expenses to the U.S. GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Three Months Ended March 31,
	2025	2024
Total operating benefits and expenses	$1,331	$1,291
Net (gain) loss on market risk benefits	2,246	(2,718)
Benefits attributed to guaranteed benefit features	62	63
Amortization of DAC related to non-operating revenues and expenses	128	139
Total benefits and expenses	$3,767	$(1,225)

The following table summarizes the reconciling items, from the non-GAAP measure of pretax adjusted operating earnings to the U.S. GAAP measure of net income attributable to the Company (in millions):

	Three Months Ended March 31,
	2025	2024
Pretax adjusted operating earnings	$442	$389
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Fees attributable to guarantee benefit reserves	768	788
Net gains (losses) on hedging instruments	1,011	(2,576)
Market risk benefits gains (losses), net	(2,246)	2,718
Net reserve and embedded derivative movements	333	(364)
Total net hedging results	(134)	566
Amortization of DAC associated with non-operating items at date of transition to LDTI	(128)	(139)
Net realized investment gains (losses)	(66)	(7)
Net realized investment gains (losses) on funds withheld assets	(388)	(201)
Net investment income on funds withheld assets	227	270
Other items	24	18
Pretax income (loss) attributable to Jackson Financial Inc.	(23)	896
Income tax expense (benefit)	1	101
Net income (loss) attributable to Jackson Financial Inc.	(24)	795
Less: Dividends on preferred stock	11	11
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(35)	$784

The following table summarizes total assets by segment (in millions):

	March 31, 2025	December 31, 2024
Retail Annuities	$284,835	$296,621
Closed Life and Annuity Blocks	26,243	26,700
Institutional Products	10,239	9,332
Corporate and Other	5,876	5,797
Total Assets	$327,193	$338,450

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

Debt Securities

The following table sets forth the composition of the fair value of debt securities at March 31, 2025, and December 31, 2024, classified by rating categories as assigned by a nationally recognized statistical rating organization (a “rating agency”), the National Association of Insurance Commissioners (the “NAIC”), or if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by a rating agency when rating agencies' ratings are not equivalent and, for purposes of the table, if not otherwise rated by a rating agency, the NAIC rating of a security is converted to an equivalent rating agency rating. At March 31, 2025 and December 31, 2024, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $723 million and $417 million, respectively.

	Percent of Total Debt Securities Carrying Value
	March 31, 2025	December 31, 2024
Investment Rating
U.S. government securities	7.1%	7.3%
AAA	5.8%	6.1%
AA	9.9%	9.6%
A	31.5%	31.2%
BBB	38.2%	38.8%
Investment grade	92.5%	93.0%
BB	3.1%	3.1%
B and below	4.4%	3.9%
Below investment grade	7.5%	7.0%
Total debt securities	100.0%	100.0%

At March 31, 2025 and December 31, 2024, the total carrying value of debt securities in an unrealized loss position consisted of:

	March 31, 2025	December 31, 2024
Investment grade securities	79%	79%
Below investment grade securities	1%	1%
Not rated securities	20%	20%

Unrealized losses on debt securities that were below investment grade or not rated were approximately 19% and 19% of the aggregate gross unrealized losses on available-for-sale debt securities at March 31, 2025 and December 31, 2024, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Corporate securities in an unrealized loss position were diversified across industries as follows (in millions, except percentages):

	March 31, 2025	December 31, 2024
Industries accounting for the largest percentage of corporate gross unrealized losses:
Utility	18%	18%
Financial Services	12%	13%
Largest unrealized loss related to a single corporate obligor	$59	$61

At March 31, 2025 and December 31, 2024, the amortized cost, allowance for credit loss ("ACL"), gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
March 31, 2025	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,127	$—	$2	$869	$3,260
Other government securities	1,287	—	1	221	1,067
Public utilities	5,892	—	41	537	5,396
Corporate securities	31,569	8	209	2,413	29,357
Residential mortgage-backed	350	6	28	29	343
Commercial mortgage-backed	1,698	—	4	79	1,623
Other asset-backed securities	4,819	26	15	181	4,627
Total debt securities	$49,742	$40	$300	$4,329	$45,673

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,120	$—	$1	$962	$3,159
Other government securities	1,345	—	1	252	1,094
Public utilities	5,716	—	29	589	5,156
Corporate securities	30,581	8	137	2,732	27,978
Residential mortgage-backed	374	6	14	44	338
Commercial mortgage-backed	1,674	—	3	100	1,577
Other asset-backed securities	4,243	25	11	196	4,033
Total debt securities	$48,053	$39	$196	$4,875	$43,335

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at March 31, 2025, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$1,656	$—	$1	$7	$1,650
Due after 1 year through 5 years	12,471	7	80	360	12,184
Due after 5 years through 10 years	12,298	1	115	555	11,857
Due after 10 years through 20 years	9,021	—	51	1,413	7,659
Due after 20 years	7,429	—	6	1,705	5,730
Residential mortgage-backed	350	6	28	29	343
Commercial mortgage-backed	1,698	—	4	79	1,623
Other asset-backed securities	4,819	26	15	181	4,627
Total	$49,742	$40	$300	$4,329	$45,673
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

As required by law in various states in which business is conducted, securities with a carrying value of $87 million and $83 million at March 31, 2025 and December 31, 2024, respectively, were on deposit with regulatory authorities.

Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans, as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
March 31, 2025	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$134	$3	$3	$15	$119
Alt-A	28	2	19	1	44
Subprime	5	1	5	—	9
Total non-agency RMBS	$167	$6	$27	$16	$172

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$145	$3	$2	$18	$126
Alt-A	52	3	8	11	46
Subprime	5	—	4	—	9
Total non-agency RMBS	$202	$6	$14	$29	$181

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	March 31, 2025			December 31, 2024
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$1	$61	11	$6	$172	21
Other government securities	1	40	11	2	47	13
Public utilities	20	696	76	26	835	92
Corporate securities	99	4,299	536	179	5,998	694
Residential mortgage-backed	2	71	40	3	96	52
Commercial mortgage-backed	15	300	35	18	265	31
Other asset-backed securities	11	1,196	120	9	641	51
Total temporarily impaired securities	$149	$6,663	829	$243	$8,054	954

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$868	$2,245	22	$956	$2,149	23
Other government securities	220	973	118	250	1,026	130
Public utilities	517	3,461	439	563	3,486	449
Corporate securities	2,314	13,507	1,750	2,553	13,956	1,828
Residential mortgage-backed	27	169	190	41	187	204
Commercial mortgage-backed	64	878	136	82	1,002	150
Other asset-backed securities	170	1,615	188	187	1,609	194
Total temporarily impaired securities	$4,180	$22,848	2,843	$4,632	$23,415	2,978

	Total			Total
	Gross			Gross
	Unrealized	Fair	# of	Unrealized	Fair	# of
	Losses	Value	securities (1)	Losses	Value	securities (1)
U.S. government securities	$869	$2,306	28	$962	$2,321	38
Other government securities	221	1,013	129	252	1,073	142
Public utilities	537	4,157	503	589	4,321	524
Corporate securities	2,413	17,806	2,171	2,732	19,954	2,380
Residential mortgage-backed	29	240	229	44	283	255
Commercial mortgage-backed	79	1,178	163	100	1,267	175
Other asset-backed securities	181	2,811	297	196	2,250	238
Total temporarily impaired securities	$4,329	$29,511	3,520	$4,875	$31,469	3,752
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of March 31, 2025 did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As of March 31, 2025, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. As described below, the Company performed analyses of the financial performance of the underlying issues in an unrealized loss position and believes that recovery of the entire amortized cost of each impaired security is expected.

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

The credit loss evaluation for a security may consider one or more the following:

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest of nil and nil was written off during the three months ended March 31, 2025 and 2024, respectively.

The roll-forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

Three Months Ended March 31, 2025	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2025	$—	$—	$—	$8	$6	$—	$25	$39
Additions for which credit loss was not previously recorded	—	—	—	—	—	1	—	1
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	1	1
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	(1)	—	(1)
Balance at March 31, 2025 (2)	$—	$—	$—	$8	$6	$—	$26	$40

Three Months Ended March 31, 2024	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2024	$—	$—	$—	$15	$6	$—	$—	$21
Additions for which credit loss was not previously recorded	—	—	—	—	—	—	1	1
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	—	—
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	(2)	—	—	—	(2)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at March 31, 2024 (2)	$—	$—	$—	$13	$6	$—	$1	$20

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $448 million and $403 million as of March 31, 2025 and 2024, respectively, and was excluded from the determination of credit losses for the three months ended March 31, 2025 and 2024.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Debt securities (1)	$431	$404
Equity securities	1	2
Mortgage loans	83	83
Policy loans	17	17
Limited partnerships	38	41
Other investment income	52	39
Total investment income excluding funds withheld assets	622	586
Investment expenses (2)	(94)	(122)
Net investment income excluding funds withheld assets	528	464
Net investment income on funds withheld assets (see Note 8)	227	270
Net investment income	$755	$734
(1) Includes changes in fair value gains (losses) on trading securities and includes $(10) million and $25 million for the three months ended March 31, 2025 and 2024, respectively, related to the change in fair value for securities carried under the fair value option.
(2) Includes expenses from consolidated variable interest entities, which includes changes in fair value of notes issued by those entities, of $(32) million and $(58) million for the three months ended March 31, 2025 and 2024, respectively.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $(2) million and $7 million for the three months ended March 31, 2025 and 2024, respectively.

Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended March 31,
	2025	2024
Available-for-sale securities
Realized gains on sale	$3	$13
Realized losses on sale	(12)	(81)
Credit loss income (expense) on mortgage loans	(11)	(4)
Other (1)	(46)	65
Net gains (losses) excluding derivatives and funds withheld assets	(66)	(7)
Net gains (losses) on derivative instruments (see Note 5)	1,409	(2,885)
Net gains (losses) on derivatives and investments	1,343	(2,892)

Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	(388)	(201)
Total net gains (losses) on derivatives and investments	$955	$(3,093)

(1) Includes the foreign currency gain or loss related to foreign denominated trust instruments supporting funding agreements.
Net gains (losses) on funds withheld reinsurance treaties represents income (loss) from the sale of investments held in segregated funds withheld accounts in support of reinsurance agreements for which Jackson retains legal ownership of the underlying investments. These gains (losses) are increased or decreased by changes in the embedded derivative liability related to the Athene Life Re Ltd. ("Athene") funds withheld coinsurance agreement (the “Athene Reinsurance Transaction”) and also include (i) changes in the related funds withheld payable, as all economic performance of the investments held in the segregated accounts inure to the benefit of the reinsurers under the respective reinsurance agreements with each reinsurer, and (ii) amortization of the difference between book value and fair value of the investments as of the effective date of the reinsurance agreements with each reinsurer.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The aggregate fair value of securities sold at a loss for the three months ended March 31, 2025 and 2024 was $669 million and $1.3 billion, which was approximately 95% and 93% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $934 million and $1.7 billion during the three months ended March 31, 2025 and 2024, respectively.

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

•The Company funds affiliated LLCs to facilitate the issuance of collateralized loan obligations ("CLOs"). The Company's policy is to record the consolidation of VIEs on a one-month lag due to the timing of when information is available from the VIE. In March 2025, a consolidated VIE issued $370 million par, net of the Company’s holding, of collateralized loan obligations, which was not reflected in the Company's Condensed Consolidated Balance Sheet as of March 31, 2025 due to the reporting lag.

•Private Equity Funds III – VIII are limited partnership structures that invest the ownership capital in portfolios of various other limited partnership structures. Private Equity Fund IX was created in the third quarter of 2024, but is not expected to be funded by the Company until the second half of 2025.

•PPM has created and managed institutional share class mutual funds, where Jackson seeds new funds, or new share classes within a fund, when deemed necessary to develop the requisite track record prior to allowing investment by external parties. These mutual funds ceased operations during the year ended December 31, 2024.

Asset and liability information for the consolidated VIEs included on the Condensed Consolidated Balance Sheets are as follows (in millions):

	March 31, 2025	December 31, 2024
Assets
Debt securities, at fair value under fair value option	$2,793	$2,429
Equity securities	6	6
Other invested assets	643	620
Cash and cash equivalents	153	178
Other assets	101	51
Total assets	$3,696	$3,284

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$2,304	$2,343
Other liabilities	735	279
Total other liabilities	3,039	2,622
Total liabilities	$3,039	$2,622

Equity
Noncontrolling interests	$224	$218

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Unconsolidated VIEs

The Company has concluded the following entities are VIEs but does not consolidate them. Based on analysis of the limited partnerships ("LPs"), LLCs and the mutual funds, the Company is not the primary beneficiary of the VIE because the Company lacks the power to direct the activities of the VIE that most significantly impact the VIE's performance or lacks the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities, or lacks both.

•The carrying amounts of the Company’s investments in certain LPs and LLCs are recognized in other invested assets on the Condensed Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 16 of the Notes to Condensed Consolidated Financial Statements. The Company’s exposure to loss was limited to $2,597 million and $2,637 million as of March 31, 2025 and December 31, 2024, respectively, representing the aggregate capital invested and unfunded capital commitments related to the LPs/LLCs at those dates. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

•The Company's investments in certain mutual funds are recognized in equity securities on the Condensed Consolidated Balance Sheets and were $18 million and $19 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Commercial and Residential Mortgage Loans

The following table shows commercial mortgage loans, residential mortgage loans, and the respective accrued interest thereon (in millions):

	March 31, 2025	December 31, 2024
Commercial mortgage loans (1)	$8,971	$8,826
Accrued interest receivable on commercial mortgage loans	34	34
Residential mortgage loans (2)	1,055	1,085
Accrued interest receivable on residential mortgage loans	8	7
(1) Net of an allowance for credit losses of $116 million and $116 million at each date, respectively.
(2) Net of an allowance for credit losses of $14 million and $5 million at each date, respectively.

At March 31, 2025, commercial mortgage loans were collateralized by properties located in 36 states, the District of Columbia, and Europe, while residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

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

The following table provides the change in the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended March 31, 2025	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2025	$23	$7	$44	$19	$20	$3	$5	$121
Charge offs, net of recoveries	—	—	(6)	—	—	—	—	(6)
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	5	—	2	—	—	(1)	9	15
Balance at March 31, 2025 (1) (2)	$28	$7	$40	$19	$20	$2	$14	$130

Three Months Ended March 31, 2024	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2024	$28	$4	$78	$27	$17	$6	$5	$165
Charge offs, net of recoveries	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	2	2	(5)	—	—	(1)	(1)	(3)
Balance at March 31, 2024 (1) (2)	$30	$6	$73	$27	$17	$5	$4	$162

(1) Accrued interest receivable totaled $42 million and $47 million as of March 31, 2025 and 2024, respectively, and was excluded from the determination of credit losses.
(2) Accrued interest amounting to nil and nil was written off as of March 31, 2025 and 2024, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.
The following table provides information about our residential mortgage loans in process of foreclosure (in millions):

	March 31, 2025	December 31, 2024
Recorded investment (1)	$33	$29
Unpaid principal balance	37	33
Related loan allowance	1	1
Average recorded investment	32	30
Investment income recognized	—	1

(1) At March 31, 2025 and December 31, 2024, includes $3 million and $2 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.

The following tables provide information about the credit quality with vintage year and category of mortgage loans (dollars in millions):

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios (1):
Less than 70%	$266	$577	$641	$453	$580	$4,848	$—	$7,365	82%
70% - 80%	36	105	48	204	327	386	—	1,106	12%
80% - 100%	—	—	—	186	40	203	—	429	5%
Greater than 100%	—	—	—	—	—	71	—	71	1%
Total commercial mortgage loans	302	682	689	843	947	5,508	—	8,971	100%

Debt service coverage ratios (2):
Greater than 1.20x	302	666	577	626	589	5,125	—	7,885	88%
1.00x - 1.20x	—	16	104	141	245	313	—	819	9%
Less than 1.00x	—	—	8	76	113	70	—	267	3%
Total commercial mortgage loans	302	682	689	843	947	5,508	—	8,971	100%

Residential mortgage loans
Performing	37	311	71	23	122	394	—	958	91%
Nonperforming	—	—	23	37	7	30	—	97	9%
Total residential mortgage loans	37	311	94	60	129	424	—	1,055	100%

Total mortgage loans	$339	$993	$783	$903	$1,076	$5,932	$—	$10,026	100%
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

	Accruing Loans (1)
March 31, 2025	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$2,510	$—	$—	$—	$2,510	$—	$—
Hotel	828	—	—	—	828	—	—
Office	1,267	—	—	—	1,267	—	—
Retail	1,778	—	—	—	1,778	—	—
Warehouse	2,150	—	—	—	2,150	—	—
Other	554	—	—	—	554	—	—
Total commercial	9,087	—	—	—	9,087	—	—
Residential (2)	768	203	20	78	1,069	—	—
Total	$9,855	$203	$20	$78	10,156	$—	$—
ACL					(130)
Total with ACL					$10,026

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

	Accruing Loans (1)
December 31, 2024	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$2,450	$—	$—	$—	$2,450	$—	$—
Hotel	835	—	—	—	835	—	—
Office	1,317	—	—	—	1,317	—	—
Retail	1,685	—	—	—	1,685	—	—
Warehouse	2,134	—	—	—	2,134	—	—
Other	521	—	—	—	521	—	—
Total commercial	8,942	—	—	—	8,942	—	—
Residential (2)	833	154	24	79	1,090	—	2
Total	$9,775	$154	$24	$79	$10,032	$—	$2
ACL					(121)
Total with ACL					$9,911

(1) Amortized cost or fair value for loans carried at fair value under the fair value option.
(2) At March 31, 2025 and December 31, 2024, includes $24 million and $24 million, respectively, of loans 30-89 days past due and $20 million and $24 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides information about the mortgage loans modified during the periods indicated to borrowers experiencing financial difficulty (dollars in millions):

	Term Extension
	Amortized Cost Basis	Percent of Total Class
Three Months Ended March 31, 2025
Commercial mortgage loans	$—	—%

Three Months Ended March 31, 2024
Commercial mortgage loans	$27	0.28%

As of March 31, 2025, the above modified loans had no unfunded commitment.
The following table describes the financial effect of the modifications made to the loans noted above:

Term Extension
Financial Effect
Three Months Ended March 31, 2024
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in millions):

	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
March 31, 2025
Commercial mortgage loans	$—	$—	$—

March 31, 2024
Commercial mortgage loans	$43	$—	$—

As of March 31, 2025 and 2024, stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $29 million and $19 million, respectively.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At March 31, 2025 and December 31, 2024, $3.5 billion and $3.5 billion of these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At March 31, 2025 and December 31, 2024, the Company had $0.9 billion and $0.9 billion, respectively, of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Other Invested Assets

Other invested assets primarily include investments in Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock, limited partnerships (“LPs”), and real estate. FHLBI capital stock is carried at cost and adjusted for any impairment. At March 31, 2025 and December 31, 2024, FHLB capital stock had a carrying value of $102 million and $127 million, respectively. Real estate is carried at the lower of depreciated cost or fair value and real estate occupied by the Company is carried at depreciated cost. At March 31, 2025 and December 31, 2024, real estate totaling $231 million and $232 million, respectively, included foreclosed properties with a book value of $15 million and $14 million at March 31, 2025 and December 31, 2024, respectively. Carrying values for LP investments are generally determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At March 31, 2025 and December 31, 2024, investments in LPs had carrying values of $2.5 billion and $2.5 billion, respectively.

Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of March 31, 2025 and December 31, 2024, the estimated fair value of loaned securities was $69 million and $13 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At March 31, 2025 and December 31, 2024, cash collateral received in the amount of $72 million and $14 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Condensed Consolidated Balance Sheets.

At March 31, 2025 and December 31, 2024, the outstanding repurchase agreement balance was $1.0 billion and $1.5 billion, respectively, having maturities within 30 days, and was included within repurchase agreements and securities lending payable in the Condensed Consolidated Balance Sheets. These repurchase agreements were collateralized with U.S. Treasury securities and corporate securities of $1.0 billion and $1.5 billion, respectively, at March 31, 2025 and December 31, 2024.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $12 million and $19 million for the three months ended March 31, 2025 and 2024, respectively, and is included within net investment income.

Collateral Upgrade Transactions

During the first quarter of 2024, Jackson executed certain paired repurchase and reverse repurchase transactions totaling $1.5 billion pursuant to master repurchase agreements with participating bank counterparties. Under these transactions, the Company lends securities (e.g., corporate debt securities) to bank counterparties in exchange for U.S. Treasury securities that the Company then uses to provide as collateral. The paired repurchase and reverse repurchase transactions are settled on a net basis. As a result, there was no cash exchanged at initiation of these agreements. The paired transactions are reported net within the Condensed Consolidated Balance Sheets. These transactions are evergreened and require at least 150-days' notice prior to termination.

At March 31, 2025 and December 31, 2024, the fair value of the U.S. treasuries received was $1.5 billion and $1.5 billion, respectively, collateralized with corporate securities with a fair value of $1.6 billion and $1.6 billion, respectively. Subsequently, the Company provided these U.S. Treasury securities as collateral for derivative trades, and they are included as part of the derivative collateral disclosures.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Gross interest income of $16 million and $12 million and gross interest expense of $19 million and $13 million for the three months ended March 31, 2025 and 2024, respectively, are included within net investment income.

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

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	March 31, 2025
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,651	$129	$126	$3
Equity index futures (2)	35,332	—	—	—
Equity index put options	11,500	293	—	293
Interest rate swaps	4,978	3	99	(96)
Interest rate futures (2)	29,338	—	—	—
Total return swaps	1,951	23	11	12
Bond forwards	4,263	104	9	95
Total freestanding derivatives	89,013	552	245	307
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	817	(817)
Registered index linked annuity embedded derivatives (3)	N/A	—	2,833	(2,833)
Total embedded derivatives	N/A	—	3,650	(3,650)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	18	—	18
Cross-currency forwards	861	17	11	6
Funds withheld embedded derivative (4)	N/A	2,112	—	2,112
Total derivatives related to funds withheld under reinsurance treaties	1,019	2,147	11	2,136
Total	$90,032	$2,699	$3,906	$(1,207)

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
(4) Included within funds withheld payable under reinsurance treaties on the Condensed Consolidated Balance Sheets.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments

	December 31, 2024
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,725	$121	$151	$(30)
Equity index futures (2)	33,104	—	—	—
Equity index put options	10,000	77	—	77
Interest rate swaps	5,978	3	177	(174)
Interest rate futures (2)	20,592	—	—	—
Total return swaps	2,065	39	—	39
Bond forwards	609	—	21	(21)
Total freestanding derivatives	74,073	240	349	(109)
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	877	(877)
Registered index linked annuity embedded derivatives (3)	N/A	—	3,065	(3,065)
Total embedded derivatives	N/A	—	3,942	(3,942)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	18	1	17
Cross-currency forwards	1,017	39	11	28
Funds withheld embedded derivative (4)	N/A	2,314	—	2,314
Total derivatives related to funds withheld under reinsurance treaties	1,175	2,371	12	2,359
Total	$75,248	$2,611	$4,303	$(1,692)

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Three Months Ended March 31,
	2025	2024
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$27	$(59)
Equity index futures	147	(903)
Equity index put options	108	(114)
Interest rate swaps	28	(74)
Put-swaptions	—	(477)
Interest rate futures	476	(810)
Total return swaps	112	(147)
Bond forwards	115	—
Fixed index annuity embedded derivatives	(1)	(1)
Registered index linked annuity embedded derivatives	397	(300)
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	1,409	(2,885)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	1	1
Cross-currency forwards	(18)	13
Funds withheld embedded derivative	(201)	29
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	(218)	43
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$1,191	$(2,842)

All the Company’s trade agreements for freestanding, over-the-counter derivatives contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit. At March 31, 2025 and December 31, 2024, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $436 million and $203 million, respectively, and held collateral was $495 million and $252 million, respectively, related to these agreements. At March 31, 2025 and December 31, 2024, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $105 million and $267 million, respectively, and provided collateral was $174 million and $302 million, respectively, related to these agreements. If all the downgrade provisions had been triggered at March 31, 2025 and December 31, 2024, in aggregate, the Company would have had to disburse $59 million and $49 million, respectively, and would have been allowed to claim $69 million and $35 million, respectively.

The Company pledged collateral of $1,389 million and $1,780 million as of March 31, 2025 and December 31, 2024, respectively, for initial margin related to uncleared margin for over-the-counter derivatives and exchange-traded futures. Variation margin on exchange traded futures is settled through the netting of cash paid/received for variation margin against the fair value of the trades.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	March 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative assets	$587	$—	$587	$151	$299	$113	$24
Financial Liabilities:
Freestanding derivative liabilities	$256	$—	$256	$151	$1	$104	$—
Securities lending	72	—	72	—	72	—	—
Repurchase agreements	963	—	963	—	—	963	—
Repurchase agreements - collateral upgrade	1,514	(1,514)	—	—	—	—	—
Total financial liabilities	$2,805	$(1,514)	$1,291	$151	$73	$1,067	$—

(1) Represents the amount that could be offset under master netting or similar arrangements that management elects not to offset on the Condensed Consolidated Balance Sheets.
(2) Excludes initial margin amounts for exchange-traded derivatives.

	December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative assets	$297	$—	$297	$95	$149	$21	$32
Financial Liabilities:
Freestanding derivative liabilities	$361	$—	$361	$95	$—	$215	$51
Securities lending	14	—	14	—	14	—	—
Repurchase agreements	1,540	—	1,540	—	—	1,540	—
Repurchase agreements - Collateral upgrade	1,476	(1,476)	—	—	—	—	—
Total financial liabilities	$3,391	$(1,476)	$1,915	$95	$14	$1,755	$51

(1) Represents the amount that could be offset under master netting or similar arrangements that management elects not to offset on the Condensed Consolidated Balance Sheets.
(2) Excludes initial margin amounts for exchange-traded derivatives.

In the above tables, the amounts of assets or liabilities presented in the Company’s Condensed Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative liabilities of $3,650 million and $3,942 million as of March 31, 2025 and December 31, 2024, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative asset (liability) of $2,112 million and $2,314 million at March 31, 2025 and December 31, 2024, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
6. Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$45,673	$45,673	$43,335	$43,335
Equity securities	191	191	197	197
Mortgage loans (1)	10,026	9,594	9,911	9,351
Limited partnerships	2,511	2,511	2,505	2,505
Policy loans (1)	4,407	4,407	4,403	4,403
Freestanding derivative instruments	587	587	297	297
FHLBI capital stock	102	102	127	127
Cash and cash equivalents	3,887	3,887	3,767	3,767
Reinsurance recoverable on market risk benefits	126	126	121	121
Market risk benefit assets	7,326	7,326	8,899	8,899
Separate account assets	217,572	217,572	229,143	229,143

Liabilities
Annuity reserves (2)	38,958	37,046	38,640	36,522
Market risk benefit liabilities	4,125	4,125	3,774	3,774
Reserves for guaranteed investment contracts (3)	571	566	556	546
Trust instruments supported by funding agreements (3)	6,755	6,754	5,892	5,825
FHLB funding agreements (3)	1,936	1,927	1,936	1,900
Funds withheld payable under reinsurance treaties (1)	16,275	16,275	16,742	16,742
Long-term debt	2,030	1,846	2,034	1,836
Securities lending payable (4)	72	72	14	14
Freestanding derivative instruments	256	256	361	361
Notes issued by consolidated VIEs	2,303	2,303	2,343	2,343
Repurchase agreements (4)	963	963	1,540	1,540
FHLB advances (5)	—	—	700	700
Separate account liabilities	217,572	217,572	229,143	229,143

(1) Includes items carried at fair value under the fair value option included as a component of debt securities.
(2) Annuity reserves exclude contracts classified as insurance contracts.
(3) Included as a component of other contract holder funds on the Condensed Consolidated Balance Sheets.
(4) Included as a component of repurchase agreements and securities lending payable on the Condensed Consolidated Balance Sheets.
(5) Included as a component of other liabilities on the Condensed Consolidated Balance Sheets.

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

For those securities that were internally valued at March 31, 2025 and December 31, 2024, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, are generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at March 31, 2025 and December 31, 2024. As a result of using the net asset value per share practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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
•Level 2 include interest rate swaps, cross currency swaps, credit default swaps, total return swaps, bond forwards, put-swaptions and certain equity index call and put options. These derivative valuations are determined by third-party pricing services using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Funds Withheld Payable Under Reinsurance Treaties

The funds withheld payable under reinsurance treaties includes both the funds withheld payable that is held at fair value under the fair value option and the funds withheld embedded derivative. Both are considered Level 3 in the fair value hierarchy.
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The fair value calculation is based on the present value of future cash flows comprised of future expected benefit payments, less future attributed rider fees, over the lives of the contracts. Estimating these cash flows requires numerous estimates and subjective judgments related to capital market inputs, as well as actuarially determined assumptions related to expectations concerning policyholder behavior. Capital market inputs include expected market rates of return, market volatility, correlations of market index returns to fund returns, and discount rates, which include an adjustment for non-performance risk. The more significant actuarial assumptions include benefit utilization by policyholders, lapse, mortality, and withdrawal rates. Best estimate assumptions plus risk margins are used as applicable.

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

As markets change, mature and evolve and actual policyholder behavior emerges, management evaluates the appropriateness of its assumptions for the fair value model.

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

Fair Value Option

The Company elected the fair value option for debt securities related to certain consolidated investments totaling $2,793 million and $2,429 million at March 31, 2025 and December 31, 2024, respectively. These debt securities are reflected on the Company’s Condensed Consolidated Balance Sheets as debt securities, at fair value under the fair value option.

During the third quarter of 2024, the Company began purchasing certain debt securities for purposes of mitigating components of the Company’s exposure to changes in the value of certain market risk benefits. The Company elected the fair value option on these debt securities, with changes in fair value reflected in net income, to align with the corresponding changes in the value of the market risk benefits recognized through net income. These debt securities totaling $525 million and $501 million at March 31, 2025 and December 31, 2024, respectively, are presented as debt securities, at fair value under the fair value option in the Condensed Consolidated Balance Sheets.

The Company has elected the fair value option for certain funds withheld assets, which are held as collateral for reinsurance, totaling $4,055 million and $4,054 million at March 31, 2025 and December 31, 2024, respectively, as discussed above, and includes mortgage loans as discussed below.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

	March 31,	December 31,
	2025	2024
Fair value	$451	$449
Aggregate contractual principal	462	464

As of March 31, 2025, no loans in good standing for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

The Company elected the fair value option for notes issued by consolidated VIEs totaling $2,303 million and $2,343 million at March 31, 2025 and December 31, 2024, respectively.

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Condensed Consolidated Financial Statements.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$3,260	$3,260	$—	$—
Other government securities	1,067	—	1,067	—
Public utilities	5,396	—	5,396	—
Corporate securities	29,357	—	29,057	300
Residential mortgage-backed	343	—	343	—
Commercial mortgage-backed	1,623	—	1,623	—
Other asset-backed securities	4,627	—	3,836	791
Equity securities	191	9	175	7
Mortgage loans	451	—	—	451
Limited partnerships (1)	203	—	—	203
Policy loans	3,492	—	—	3,492
Freestanding derivative instruments	587	—	587	—
Cash and cash equivalents	3,887	3,887	—	—
Reinsurance recoverable on market risk benefits	126	—	—	126
Market risk benefit assets	7,326	—	—	7,326
Separate account assets	217,572	—	217,572	—
Total	$279,508	$7,156	$259,656	$12,696

Liabilities
Embedded derivative liabilities (2)	$3,650	$—	$3,650	$—
Funds withheld payable under reinsurance treaties (3)	1,560	—	—	1,560
Freestanding derivative instruments	256	—	256	—
Notes issued by consolidated VIEs	2,303	—	2,303	—
Market risk benefit liabilities	4,125	—	—	4,125
Total	$11,894	$—	$6,209	$5,685

(1) Excludes $2,308 million of limited partnership investments measured at NAV.

(2) Includes the embedded derivative liabilities of $2,833 million related to RILA and $817 million liability of fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $2,112 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	March 31, 2025
Assets	Total	Internal	External
Debt securities:
Corporate	$300	$—	$300
Other asset-backed securities	791	135	656
Equity securities	7	1	6
Mortgage loans	451	—	451
Limited partnerships	203	1	202
Policy loans	3,492	3,492	—
Reinsurance recoverable on market risk benefits	126	126	—
Market risk benefit assets	7,326	7,326	—
Total	$12,696	$11,081	$1,615

Liabilities
Funds withheld payable under reinsurance treaties (1)	1,560	1,560	—
Market risk benefit liabilities	4,125	4,125	—
Total	$5,685	$5,685	$—

(1) Includes the Athene Embedded Derivative asset of $2,112 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on internally-priced Level 3 assets and liabilities that use significant unobservable inputs (dollar amounts in millions):

As of March 31, 2025
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$126	Discounted cash flow	Mortality(1)	0.01% - 20.63%	Increase
			Lapse(2)	1.47% - 8.10%	Increase
			Utilization(3)	0.00% - 50.00%	Decrease
			Withdrawal(4)	41.00% - 46.50%	Decrease
			Non-performance risk adjustment(5)	0.27% - 1.26%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Market risk benefit assets	$7,326	Discounted cash flow	Mortality(1)	0.00% - 23.47%	Increase
			Lapse(2)	0.05% - 30.76%	Increase
			Utilization(3)	0.00% - 100.00%	Decrease
			Withdrawal(4)	4.00% - 100.00%	Decrease
			Non-performance risk adjustment(5)	0.46% - 1.92%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Liabilities
Market risk benefit liabilities	$4,125	Discounted cash flow	Mortality(1)	0.00% - 23.47%	Decrease
			Lapse(2)	0.05% - 30.76%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	4.00% - 100.00%	Increase
			Non-performance risk adjustment(5)	0.46% - 1.92%	Decrease
			Long-term Equity Volatility(6)	18.50%	Increase
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

At March 31, 2025 and December 31, 2024, securities of $137 million and $121 million, respectively, of debt securities, equity securities, and limited partnerships are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

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

The tables below provide roll-forwards for the three months ended March 31, 2025 and 2024 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	March 31,
Three Months Ended March 31, 2025		2025	(Loss)	Income (Loss)	Settlements	Level 3	2025
Assets
	Debt securities
	Public utilities	$44	$—	$—	$(44)	$—	$—
	Corporate securities	274	—	4	27	(5)	300
	Other asset-backed securities	661	—	(2)	11	121	791
	Equity securities	7	—	—	—	—	7
	Mortgage loans	449	4	—	(2)	—	451
	Limited partnerships	195	7	—	1	—	203
	Policy loans	3,489	(10)	—	13	—	3,492
	Reinsurance recoverable on market risk benefits	121	5	—	—	—	126
	Market risk benefit assets	8,899	(1,573)	—	—	—	7,326

Liabilities
	Funds withheld payable under reinsurance treaties	(1,353)	(193)	—	(14)	—	(1,560)
	Market risk benefit liabilities	(3,774)	(678)	327	—	—	(4,125)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	March 31,
Three Months Ended March 31, 2024		2024	(Loss)	Income (Loss)	Settlements	Level 3	2024
Assets
	Debt securities
	Other government securities	$150	$—	$2	$—	$—	$152
	Public utilities	41	—	—	3	—	44
	Corporate securities	83	—	—	5	6	94
	Other asset-backed securities	975	(1)	—	14	—	988
	Equity securities	8	—	—	—	—	8
	Mortgage loans	481	(2)	—	(24)	—	455
	Limited partnerships	135	2	—	—	—	137
	Policy loans	3,457	29	—	(38)	—	3,448
	Reinsurance recoverable on market risk benefits	149	(23)	—	—	—	126
	Market risk benefit assets	6,737	1,288	—	—	—	8,025

Liabilities
	Funds withheld payable under reinsurance treaties	(1,158)	(1)	—	37	—	(1,122)
	Market risk benefit liabilities	(4,785)	1,452	(510)	—	—	(3,843)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the three months ended March 31, 2025 and 2024 shown above are as follows (in millions):

Three Months Ended March 31, 2025	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Public utilities	$—	$(44)	$—	$—	$(44)
Corporate securities	104	(77)	—	—	27
Other asset-backed securities	158	(147)	—	—	11
Mortgage loans	81	(83)	—	—	(2)
Limited partnerships	1	—	—	—	1
Policy loans	—	—	61	(48)	13
Total	$344	$(351)	$61	$(48)	$6

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(116)	$102	$(14)

Three Months Ended March 31, 2024	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Public utilities	$3	$—	$—	$—	$3
Corporate securities	13	(8)	—	—	5
Other asset-backed securities	74	(60)	—	—	14
Mortgage loans	48	(72)	—	—	(24)
Policy loans	—	—	63	(101)	(38)
Total	$138	$(140)	$63	$(101)	$(40)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(160)	$197	$37

For the three months ended March 31, 2025, transfers from Level 3 to Level 2 of the fair value hierarchy were $58 million, and transfers from Level 2 to Level 3 were $174 million.

For the three months ended March 31, 2024, transfers from Level 3 to Level 2 of the fair value hierarchy were $9 million, and transfers from Level 2 to Level 3 were $15 million.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The portion of gains (losses) included in net income (loss) or OCI attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Three Months Ended March 31,
	2025		2024
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Other government securities	$—	$—	$—	$2
Corporate securities	—	4	(1)	—
Other asset-backed securities	—	(3)	(1)	—
Mortgage loans	4	—	(2)	—
Limited partnerships	7	—	—	—
Policy loans	(10)	—	29	—
Reinsurance recoverable on market risk benefits	5	—	(23)	—
Market risk benefit assets	(1,573)	—	1,288	—

Liabilities
Funds withheld payable under reinsurance treaties	(193)	—	(1)	—
Market risk benefit liabilities	(678)	327	1,452	(510)

Fair Value of Financial Instruments Carried at Other Than Fair Value

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions):

	March 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$9,575	$9,143	$—	$—	$9,143
Policy loans	915	915	—	—	915
FHLBI capital stock	102	102	102	—	—

Liabilities
Annuity reserves (1)	$35,308	$33,396	$—	$—	$33,396
Reserves for guaranteed investment contracts (2)	571	566	—	—	566
Trust instruments supported by funding agreements (2)	6,755	6,754	—	—	6,754
FHLB funding agreements (2)	1,936	1,927	—	—	1,927
Funds withheld payable under reinsurance treaties	14,715	14,715	—	—	14,715
Long-term debt	2,030	1,846	—	1,846	—
Securities lending payable (3)	72	72	—	72	—
Repurchase agreements (3)	963	963	—	963	—
Separate account liabilities (5)	217,572	217,572	—	217,572	—

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

	December 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$9,462	$8,902	$—	$—	$8,902
Policy loans	914	914	—	—	914
FHLBI capital stock	127	127	127	—	—

Liabilities
Annuity reserves (1)	$34,698	$32,580	$—	$—	$32,580
Reserves for guaranteed investment contracts (2)	556	546	—	—	546
Trust instruments supported by funding agreements (2)	5,892	5,825	—	—	5,825
FHLB funding agreements (2)	1,936	1,900	—	—	1,900
Funds withheld payable under reinsurance treaties	15,389	15,389	—	—	15,389
Long-term debt	2,034	1,836	—	1,836	—
Securities lending payable (3)	14	14	—	14	—
Repurchase agreements (3)	1,540	1,540	—	1,540	—
FHLB advances (4)	700	700	—	700	—
Separate account liabilities (5)	229,143	229,143	—	229,143	—

(1) Annuity reserves exclude contracts classified as insurance contracts.
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

Mortgage loans held under a funds withheld reinsurance agreement are valued using third-party pricing services, which may use economic inputs, geographical information, and property specific assumptions in deriving the fair value price. The Company reviews the valuations from these pricing providers to ensure they are reasonable. Due to lack of observable inputs, these investments have been classified as Level 3 within the fair value hierarchy.

Policy Loans

As described under “Policy Loans” in Note 4 – Investments of the Notes to Condensed Consolidated Financial Statements, due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The non-reinsurance related component of policy loans has been classified as Level 3 within the fair value hierarchy.

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

	Three Months Ended March 31,	Year Ended December 31,
	2025	2024
Variable Annuities
Balance, beginning of period	$11,314	$11,967
Deferrals of acquisition costs	102	411
Amortization	(260)	(1,064)
Variable Annuities balance, end of period	$11,156	$11,314

Reconciliation of total DAC
Variable Annuities balance, end of period	$11,156	$11,314
Other product lines, end of period	614	573
Total balance, end of period	$11,770	$11,887

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

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020, to reinsure on a 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement ("the coinsurance agreement") required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.1 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $65 million at March 31, 2025.

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

The Company regularly monitors the financial strength ratings of its reinsurers. At March 31, 2025 and December 31, 2024, the Company had an allowance for credit losses (“ACL”) of $26 million and $27 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the Condensed Consolidated Balance Sheets. The ACL considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
Components of the Company’s reinsurance recoverable excluding MRBs were as follows (in millions):

	March 31,	December 31,
	2025	2024
Reserves:
Life	$5,154	$5,205
Accident and health	448	450
Annuity benefits (1)	14,799	15,526
Claims liability and other	636	649
Total	$21,037	$21,830
(1)     Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

Components of the Company’s reinsurance recoverable on market risk benefits were as follows (in millions):

	March 31,	December 31,
	2025	2024
Variable annuity	$57	$62
Other product lines	69	59
Total	$126	$121

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the Condensed Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2025	2024
Assets
Debt securities, available-for-sale	$8,587	$9,058
Debt securities, at fair value under the fair value option	112	116
Equity securities	120	125
Mortgage loans	2,572	2,611
Mortgage loans, at fair value under the fair value option	451	449
Policy loans	3,505	3,501
Freestanding derivative instruments, net	24	45
Other invested assets	711	777
Cash and cash equivalents	384	253
Accrued investment income	103	114
Other assets and liabilities, net	(17)	(41)
Total assets (1)	$16,552	$17,008

Liabilities
Funds held under reinsurance treaties (2)	$16,275	$16,742
Total liabilities	$16,275	$16,742
(1)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $2,112 million and $2,314 million at March 31, 2025 and December 31, 2024, respectively.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Debt securities (1)	$100	$145
Equity securities	—	9
Mortgage loans (2)	43	49
Policy loans	83	82
Limited partnerships	10	(4)
Other investment income	4	5
Total investment income on funds withheld assets	240	286
Other investment expenses on funds withheld assets (3)	(13)	(16)
Total net investment income on funds withheld reinsurance treaties	$227	$270

(1)    Includes $1 million and $1 million for the three months ended March 31, 2025 and 2024, respectively, related to the change in fair value for securities carried under the fair value option.
(2)    Includes $4 million and $(2) million for the three months ended March 31, 2025 and 2024, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Available-for-sale securities
Realized gains on sale	$5	$2
Realized losses on sale	(49)	(19)
Credit loss expense	(2)	1
Credit loss expense on mortgage loans	(4)	7
Other	7	(7)
Net gains (losses) on non-derivative investments	(43)	(16)
Net gains (losses) on derivative instruments	(17)	14
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	(328)	(199)
Total net gains (losses) on derivatives and investments	$(388)	$(201)

(1) Includes the Athene embedded derivative gain (loss) of $(201) million and $29 million for the three months ended March 31, 2025 and 2024, respectively.

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

	March 31,	December 31,
	2025	2024
Reserves for future policy benefits
Payout Annuities	$1,124	$1,095
Closed Block Life	3,560	3,578
Closed Block Annuity	3,808	3,837
Reserves for future policy benefits	8,492	8,510
Additional liabilities
Closed Block Life	1,178	1,184
Other future policy benefits and claims payable	1,356	1,378
Reserves for future policy benefits and claims payable	$11,026	$11,072

The following tables present the roll-forward of components of reserves for future policy benefits (in millions):

	Present Value of Expected Net Premiums
	Three Months Ended March 31,			Year Ended December 31,
	2025			2024
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$—	$847	$—	$—	$1,140	$—
Beginning of period cumulative effect of changes in discount rate assumptions	—	125	—	—	113	—
Beginning balance at original discount rate	—	972	—	—	1,253	—
Effect of changes in cash flow assumptions	—	—	—	—	(193)	—
Effect of actual variances from expected experience	—	(16)	—	—	(2)	—
Balance adjusted for variances from expectation	—	956	—	—	1,058	—
Issuances	—	1	—	—	4	—
Interest accrual	—	8	—	—	41	—
Net premiums collected	—	(30)	—	—	(131)	—
Ending balance at original discount rate	—	935	—	—	972	—
End of period cumulative effect of changes in discount rate assumptions	—	(111)	—	—	(125)	—
Balance, end of period	$—	$824	$—	$—	$847	$—

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable

	Present Value of Expected Future Policy Benefits
	Three Months Ended March 31,			Year Ended December 31,
	2025			2024
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$1,095	$4,425	$3,837	$1,090	$5,134	$4,215
Beginning of period cumulative effect of changes in discount rate assumptions	100	806	255	99	767	185
Beginning balance at original discount rate (including DPL of $91, nil and $588 in March 31, 2025, and $42, nil and $626 in December 31, 2024 for payout annuities, closed block life and closed block annuity, respectively)	1,195	5,231	4,092	1,189	5,901	4,400
Effect of changes in cash flow assumptions	—	—	—	(41)	(247)	(13)
Effect of actual variances from expected experience	(5)	(5)	2	(34)	(6)	4
Balance adjusted for variances from expectation	1,190	5,226	4,094	1,114	5,648	4,391
Issuances	47	1	—	173	10	—
Interest accrual	12	37	43	45	165	182
Benefits payments	(40)	(139)	(113)	(137)	(592)	(481)
Ending balance of original discount rate (including DPL of $90, nil and $574 in March 31, 2025, and $91, nil and $588 in December 31, 2024 for payout annuities, closed block life and closed block annuity, respectively)	1,209	5,125	4,024	1,195	5,231	4,092
End of period cumulative effect of changes in discount rate assumptions	(85)	(741)	(216)	(100)	(806)	(255)
Balance, end of period	$1,124	$4,384	$3,808	$1,095	$4,425	$3,837

Reserves for future policy benefits	1,124	3,560	3,808	1,095	3,578	3,837
Less: Reinsurance recoverable	118	1,966	4	109	1,978	4
Reserves for future policy benefits, after reinsurance recoverable	$1,006	$1,594	$3,804	$986	$1,600	$3,833

The following table presents the weighted average duration of the reserves for future policy benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity
March 31, 2025
Weighted average duration (years)	6.5	6.8	6.6
December 31, 2024
Weighted average duration (years)	6.5	6.9	6.6

The discount rate assumption related to the single-A corporate instrument yield was updated based on current market data. Discount rates decreased in 2025 compared to 2024, based on the duration of the liability. This resulted in an increase in the liability. Refer to the roll-forward above for further details.

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

	March 31, 2025		December 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future benefit payments	$1,562	$1,034	$1,530	$1,003
Expected future gross premiums	—	—	—	—
Closed Block Life
Expected future benefit payments	6,672	4,497	6,820	4,539
Expected future gross premiums	4,458	2,682	4,589	2,729
Closed Block Annuity
Expected future benefit payments	4,900	3,212	4,988	3,226
Expected future gross premiums	$—	$—	$—	$—

The following table presents the amount of revenue and interest related to non-participating traditional and limited-pay insurance contracts recognized in the Condensed Consolidated Income Statements (in millions):

	Gross Premiums		Interest Expense
	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Payout Annuities	$14	$53	$12	$45
Closed Block Life	75	316	29	124
Closed Block Annuity	(1)	(2)	43	182
Total	$88	$367	$84	$351

The following table presents the weighted average interest rate for the reserves for future policy benefits at the cohort's level for the locked-in discount rate (interest accretion rate), and current discount rate, weighted by the cohort's benefit reserve amount:

	March 31, 2025	December 31, 2024
Payout Annuities
Interest accretion rate	4.11%	4.06%
Current discount rate	5.34%	5.52%
Closed Block Life
Interest accretion rate	3.06%	3.05%
Current discount rate	5.53%	5.65%
Closed Block Annuity
Interest accretion rate	4.40%	4.40%
Current discount rate	5.37%	5.54%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following table presents a roll-forward of Closed Block Life additional liabilities for annuitization, death and other insurance benefits (in millions):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Balance, beginning of period	$1,184	$1,153
Beginning of period cumulative effect of changes in shadow adjustments	23	17
Beginning balance excluding shadow	1,207	1,170
Effect of changes in cash flow assumptions	—	90
Effect of actual variances from expected experience	6	18
Interest accrual	14	57
Net assessments collected	(30)	(128)
Ending balance excluding shadow	1,197	1,207
End of period cumulative effect of changes in shadow adjustments	(19)	(23)
Balance, end of period	$1,178	$1,184

The following table presents the weighted average duration of Closed Block Life additional liabilities for annuitization, death and other insurance benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	March 31, 2025	December 31, 2024
Weighted average duration (years)	9.0	9.1

The following table presents assessments and interest expense of Closed Block Life additional liabilities for annuitization, death and other insurance benefits recognized in the Condensed Consolidated Income Statements (in millions):

	Assessments		Interest Expense
	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Additional liability for annuitization, death and other insurance benefits	$(30)	$(128)	$14	$57

The following table presents the weighted average current discount rate of Closed Block Life additional liabilities for annuitization, death and other insurance benefits, applied at the cohort level weighted by reserve benefit amount:

	March 31, 2025	December 31, 2024
Weighted average current discount rate	4.99%	4.99%

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

Jackson has established a $27 billion aggregate Global Medium-Term Note ("MTN") program. Jackson National Life Global Funding was formed as a statutory business trust, solely for the purpose of issuing Medium-Term Note instruments to institutional investors, the proceeds of which are deposited with the Company and secured by the issuance of funding agreements. The carrying values at March 31, 2025 and December 31, 2024 totaled $6.8 billion and $5.9 billion, respectively.

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

Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of funding agreements, short-term and long-term borrowings issued to FHLBI. At March 31, 2025 and December 31, 2024, the Company held $102 million and $127 million of FHLBI capital stock, respectively, supporting $2.0 billion and $2.7 billion in funding agreements and short-term and long-term borrowings at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, the funding agreements and short-term and long-term borrowings were collateralized by mortgage-related securities and commercial mortgage loans with a carrying value of $3.1 billion and $4.2 billion, respectively.

The following table presents the liabilities for other contract holder funds (in millions):

	March 31, 2025	December 31, 2024
Variable Annuity	$7,018	$7,206
RILA	12,432	11,685
Fixed Index Annuities	8,097	8,515
Fixed Annuity	9,441	9,615
Payout Annuity	842	844
Closed Block Life	10,652	10,750
Closed Block Annuity	1,123	1,149
Institutional Products	9,262	8,384
Other Product Lines	161	164
Total other contract holder funds	$59,028	$58,312

The following table presents a roll-forward of other contract holder funds, gross of reinsurance (in millions):

			Fixed			Closed	Closed
	Variable		Indexed	Fixed	Payout	Block	Block
	Annuity	RILA	Annuities	Annuity	Annuity	Life	Annuity	Total
Balance as of January 1, 2025	$7,206	$11,685	$8,515	$9,615	$844	$10,750	$1,149	$49,764
Deposits	202	1,195	35	150	54	72	1	1,709
Surrenders, withdrawals and benefits	(527)	(65)	(485)	(371)	(63)	(206)	(36)	(1,753)
Net transfers from (to) separate accounts	105	—	—	—	—	—	—	105
Investment performance / change in value of equity option	—	(396)	(1)	—	—	—	—	(397)
Interest credited	47	13	38	83	7	158	9	355
Policy charges and other	(15)	—	(5)	(36)	—	(122)	—	(178)
Balance as of March 31, 2025	$7,018	$12,432	$8,097	$9,441	$842	$10,652	$1,123	$49,605

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

			Fixed			Closed	Closed
	Variable		Indexed	Fixed	Payout	Block	Block
	Annuity	RILA	Annuities	Annuity	Annuity	Life	Annuity	Total
Balance as of January 1, 2024	$8,396	$5,219	$10,243	$9,736	$860	$11,039	$1,252	$46,745
Deposits	722	5,674	181	1,427	214	280	4	8,502
Surrenders, withdrawals and benefits	(2,160)	(193)	(2,298)	(1,706)	(258)	(694)	(151)	(7,460)
Net transfers from (to) separate accounts	94	—	—	—	—	—	—	94
Investment performance / change in value of equity option	—	948	232	—	—	—	—	1,180
Interest credited	225	37	175	319	28	613	45	1,442
Policy charges and other	(71)	—	(18)	(161)	—	(488)	(1)	(739)
Balance as of December 31, 2024	$7,206	$11,685	$8,515	$9,615	$844	$10,750	$1,149	$49,764

The following table presents weighted average crediting rate, net amount at risk, and cash surrender value of contract holder account balances (dollars in millions):

			Fixed			Closed	Closed
	Variable		Indexed	Fixed	Payout	Block	Block
	Annuity	RILA	Annuities	Annuity	Annuity	Life	Annuity
March 31, 2025
Weighted-average crediting rate (1)	2.68%	0.42%	1.88%	3.52%	3.33%	5.93%	3.21%
Net amount at risk (2)	$—	$—	$—	$—	$—	$15,442	$—
Cash surrender value (3)	$6,979	$11,855	$7,888	$9,274	$—	$10,585	$1,123
December 31, 2024
Weighted-average crediting rate (1)	3.12%	0.32%	2.06%	3.32%	3.32%	5.70%	3.92%
Net amount at risk (2)	$—	$—	$—	$—	$—	$15,713	$—
Cash surrender value (3)	$7,153	$11,285	$8,256	$9,446	$—	$10,694	$1,148
(1) Weighted average crediting rate is the average crediting rate weighted by contract holder account balances invested in fixed account funds.
(2) Net amount at risk represents the standard excess benefit base for guaranteed death benefits on universal life type products. The net amount at risk associated with market risk benefits are presented within Note 12 - Market Risk Benefits of the Notes to Condensed Consolidated Financial Statements.
(3) Cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less the applicable surrender charges.

At March 31, 2025 and December 31, 2024, excluding reinsurance business, approximately 94% and 94% of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively. At March 31, 2025 and December 31, 2024, excluding reinsurance business, approximately 82% and 82% of the Company’s closed block life account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
The following table presents contract holder account balances invested in fixed account funds by range of guaranteed minimum crediting rates and the related range of the difference between rates being credited to other contract holder funds and the respective guaranteed minimums (in millions):

	March 31, 2025
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$10	$1	$—	$11
1.51%-2.50%	152	—	—	—	152
Greater than 2.50%	6,821	34	—	—	6,855
Total	$6,973	$44	$1	$—	$7,018

RILA
0.00%-1.50%	$6	$—	$3	$4	$13
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	83	24	—	—	107
Total	$89	$24	$3	$4	$120

Fixed Indexed Annuities
0.00%-1.50%	$3	$7	$2	$38	$50
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	16	—	94	35	145
Total	$19	$7	$96	$73	$195

Fixed Annuities
0.00%-1.50%	$33	$40	$25	$11	$109
1.51%-2.50%	18	1	1	—	20
Greater than 2.50%	2,182	39	1	278	2,500
Total	$2,233	$80	$27	$289	$2,629

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	11	—	—	12
Greater than 2.50%	5,409	402	743	5	6,559
Total	$5,410	$413	$743	$5	$6,571

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	11	12
Greater than 2.50%	929	18	25	—	972
Total	$929	$18	$26	$11	$984

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

	December 31, 2024
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$10	$—	$—	$10
1.51%-2.50%	153	—	—	—	153
Greater than 2.50%	7,043	—	—	—	7,043
Total	$7,196	$10	$—	$—	$7,206

RILA
0.00%-1.50%	$6	$—	$3	$4	$13
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	89	10	—	—	99
Total	$95	$10	$3	$4	$112

Fixed Index Annuities
0.00%-1.50%	$3	$8	$2	$38	$51
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	17	—	94	28	139
Total	$20	$8	$96	$66	$190

Fixed Annuities
0.00%-1.50%	$34	$44	$28	$1	$107
1.51%-2.50%	24	1	1	—	26
Greater than 2.50%	2,075	41	1	265	2,382
Total	$2,133	$86	$30	$266	$2,515

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	11	—	—	12
Greater than 2.50%	5,461	403	746	5	6,615
Total	$5,462	$414	$746	$5	$6,627

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	11	12
Greater than 2.50%	950	19	25	—	994
Total	$950	$19	$26	$11	$1,006

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

The separate account assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. At March 31, 2025 and December 31, 2024, the assets and liabilities associated with variable life and annuity contracts were $218 billion and $229 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company.

Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Condensed Consolidated Income Statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

Included in the separate account assets and liabilities described above is a Jackson issued group variable annuity contract designed for use in connection with and issued to the Company’s Defined Contribution Retirement Plan. These deposits are allocated to the Jackson National Separate Account - II, which had balances of $200 million and $208 million at March 31, 2025 and December 31, 2024, respectively. The Company receives administrative fees for managing the funds. These fees are recorded as earned and included in fee income in the Condensed Consolidated Income Statements.

The following table presents the roll-forward of the separate account balance for variable annuities (in millions):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Balance as of beginning of period	$228,851	$219,381
Deposits (1)	2,460	9,839
Surrenders, withdrawals and benefits (1)	(6,917)	(27,016)
Net transfer from (to) general account	(105)	(94)
Investment performance	(6,315)	29,532
Policy charges and other	(683)	(2,791)
Balance as of end of period, gross	$217,291	$228,851

Cash surrender value (2)	$212,744	$224,157
(1) Excludes certain internal exchanges.
(2) Cash surrender value represents the amount of the contract holder’s account balances distributable at the balance sheet date less applicable surrender charges.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities
The following table presents the reconciliation of the separate account balance in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2025	December 31, 2024
Variable Annuities	$217,291	$228,851
Other Product Lines	281	292
Total	$217,572	$229,143

The following table presents aggregate fair value of assets, by major investment asset category, supporting separate accounts (in millions):

	March 31, 2025	December 31, 2024
Variable Annuities By Fund Type
Equity	$153,630	$163,904
Bond	19,460	19,486
Balanced	41,554	42,909
Money Market	2,647	2,552
Total Variable Annuities	217,291	228,851
Other Product Lines	281	292
Total Separate Accounts	$217,572	$229,143

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

A description of the items affecting the change in fair value by category is as follows:
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

Variable annuity guaranteed benefit features classified as MRBs, which have explicit fees, are measured using the attributed fee method. Under the attributed fee method, fair value is measured as the difference between the present value of projected future liabilities and the present value of projected attributed fees. At the inception of the contract, the Company attributes to the MRB a portion of total fees expected to be assessed against the contract holder to offset the projected claims over the lifetime of the contract. The attributed fee is expressed as a percentage of total projected future fees at inception of the contract. This percentage of total projected fees is considered a fixed term of the MRB feature and is held static over the life of the contract. This percentage may not exceed 100% of the total projected contract fees as of contract inception. As the Company may issue contracts that have projected future liabilities greater than the projected future guaranteed benefit fees at issue, the Company may also attribute mortality and expense charges when performing this calculation. In subsequent valuations, the present value of both future projected liabilities and projected attributed fees are remeasured based on current market conditions and policyholder behavior assumptions.

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

The following table presents the reconciliation of the market risk benefits balance in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2025			December 31, 2024
	Variable	Other		Variable	Other
	Annuities	Product Lines	Total	Annuities	Product Lines	Total
Market risk benefit - (assets)	$(7,322)	$(4)	$(7,326)	$(8,894)	$(5)	$(8,899)
Market risk benefit - liabilities	4,056	69	4,125	3,718	56	3,774
Market risk benefit - net (asset) liability	$(3,266)	$65	$(3,201)	$(5,176)	$51	$(5,125)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12.    Market Risk Benefits
The following table presents the roll-forward of the net MRB (assets) liabilities for variable annuities (dollars in millions):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Net MRB balance, beginning of period	$(5,176)	$(2,000)
Beginning of period cumulative effect of changes in non-performance risk	314	972
Net MRB balance, beginning of period, before effect of changes in non-performance risk	(4,862)	(1,028)
Effect of changes in interest rates	698	(3,555)
Effect of fund performance	516	(3,545)
Effect of changes in equity index volatility	246	(196)
Effect of expected policyholder behavior	186	820
Effect of actual policyholder behavior different from expected	124	673
Effect of time	456	1,537
Effect of changes in assumptions	6	432
Net MRB balance, end of period, before effect of changes in non-performance risk	(2,630)	(4,862)
End of period cumulative effect of changes in non-performance risk	(636)	(314)
Net MRB balance, end of period, gross	(3,266)	(5,176)

Reinsurance recoverable on market risk benefits at fair value, end of period	(57)	(62)
Net MRB balance, end of period, net of reinsurance	(3,323)	(5,238)

Weighted average attained age (years) (1)	70	70
Net amount at risk (2)	$8,107	$6,360
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

The aggregate carrying value of long-term debt was as follows (in millions):

	March 31,	December 31,
	2025	2024
Long-Term Debt
Senior Notes due 2027	$398	$398
Senior Notes due 2031	496	497
Senior Notes due 2032	348	347
Senior Notes due 2051	490	490
Surplus notes due 2027	250	250
FHLBI bank loans due 2034 & 2035	48	52
Total long-term debt	$2,030	$2,034
The following table presents the contractual maturities of the Company's long-term debt as of March 31, 2025 (in millions):

	Calendar Year
	2026	2027	2028	2029	2030 and thereafter	Total
Long-term debt	$—	$648	$—	$—	$1,382	$2,030

Revolving Credit Facility

On February 24, 2023, the Company replaced its prior revolving credit facility that was scheduled to expire in February 2024, with a new revolving credit facility (the "2023 Revolving Credit Facility") with a syndicate of banks and Bank of America, N.A., as Administrative Agent. The 2023 Revolving Credit Facility provides for borrowings for working capital and other general corporate purposes under aggregate commitments of $1.0 billion, with a sub-limit of $500 million available for letters of credit. The 2023 Revolving Credit Facility further provides for the ability to request, subject to customary terms and conditions, an increase in commitments thereunder by up to an additional $500 million.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Federal Home Loan Bank Advances

14. Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of nil and $700 million were outstanding at March 31, 2025 and December 31, 2024, respectively, and were recorded in other liabilities. Interest expense on such advances was $4 million and nil for the three months ended March 31, 2025 and 2024, respectively. See Note 10 - Other Contract Holder Funds of the Notes to Condensed Consolidated Financial Statements for the carrying value securities pledged as collateral for our FHLB obligations.

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

The Company’s effective income tax rate was (5.9)% for the three months ended March 31, 2025, compared with 11.3% for the same period in 2024. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction, utilization of foreign tax credits, and valuation allowance. The change in the ETR for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to the relationship of taxable income to consolidated pre-tax income (loss) and the valuation allowance. The ETR differs for the three months ended March 31, 2025 from the full year-ended December 31, 2024 ETR of 4.6% due to the relationship of taxable income to consolidated pre-tax income (loss) and the valuation allowance.

For the three months ended March 31, 2025 and 2024, the Company recorded an estimate of nil and $111 million, respectively, for the provision of the corporate alternative minimum tax ("CAMT") with an offsetting increase to the deferred tax asset for the credit carryover resulting in no impact to total tax expense. The determination of the estimated 2025 CAMT liability considered carryover impacts from prior tax years and consideration of the applicability of the proposed regulations. The U.S. Treasury Department is expected to issue Final Regulations in 2025 or later which may materially change the estimated provision of the CAMT.

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

For the three months ended March 31, 2025, changes in market conditions and interest rates impacted the unrealized tax gains and losses in the available for sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses for the life insurance group. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery, our capital loss carryback capacity, along with reversing capital deferred tax liabilities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15.     Income Taxes
As of March 31, 2025, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more likely than not to be realized. For the three months ended March 31, 2025, the Company recorded a decrease of $98 million, to the valuation allowance associated with the unrealized tax losses in the Company's available for sale securities portfolio and a change of nil related to both realized and unrealized losses on capital assets of the Non-life Companies. The $98 million decrease for the three months ended March 31, 2025, to the valuation allowance consists of $99 million tax benefit recorded to other comprehensive income and $1 million tax expense recorded in the income tax expense. At March 31, 2025 and December 31, 2024, the Company has recorded a total valuation allowance for $636 million and $734 million, respectively, associated with the unrealized tax losses in the Life Companies' available for sale securities portfolio where it is not more likely than not that the full tax benefit of the losses will be realized.

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

At March 31, 2025, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $886 million. At March 31, 2025, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $923 million.

17. Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Three Months Ended March 31,
	2025	2024
Asset-based commission expenses	$284	$279
Other commission expenses	215	203
Sub-advisor expenses	78	80
General and administrative expenses	259	271
Deferral of acquisition costs	(159)	(148)
Total operating costs and other expenses	$677	$685

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Accumulated Other Comprehensive Income (Loss)

18. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in the balance of accumulated other comprehensive income ("AOCI"), net of income tax, related to unrealized investment gains (losses) (in millions):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period (1)	$(3,522)	$(2,808)

Change in unrealized gains (losses) of investments	641	(282)
Change in current discount rate - reserve for future policy benefits(2)	(75)	81
Change in non-performance risk on market risk benefits	327	(511)
Change in unrealized gains (losses) - other	(4)	4
Change in deferred tax asset	(93)	95
Other comprehensive income (loss) before reclassifications	796	(613)
Reclassifications from AOCI, net of tax	7	(2)
Other comprehensive income (loss)	803	(615)
Balance, end of period (1)	$(2,719)	$(3,423)
(1)Includes $(1,463) million and $(1,597) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of March 31, 2025 and December 31, 2024, respectively.
(2)Represents the impact of changes in the discount rate used in the remeasurement of our direct reserves for future policy benefits and claims payable, net of the remeasurement of ceded reserves for future policy benefits and claims payable.

The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statements

	Three Months Ended March 31,
	2025	2024
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$24	$(1)	Net gains (losses) on derivatives and investments
Other impaired securities	(15)	(2)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	9	(3)
Income tax expense (benefit)	2	(1)
Reclassifications, net of income taxes	$7	$(2)

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

The Series A Preferred Stock carries a dividend rate equal to i) from issuance to but excluding March 30, 2028, 8.000% per annum; and ii) from, and including, March 30, 2028, during each reset period, at a rate per annum equal to the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus 3.728%. The dividend is payable quarterly in arrears on March 30, June 30, September 30 and December 30, and commenced on June 30, 2023. Dividends on the Series A Preferred Stock are not cumulative. Under the terms of the Series A Preferred Stock, if the Company has not declared and paid, or declared and set aside a sum sufficient for the payment of, dividends on the Series A Preferred Stock for the immediately preceding dividend period, then the Company’s ability to pay dividends or make distributions with respect to its common stock, or to repurchase or otherwise acquire its common stock, is subject to certain restrictions. Similar restrictions would apply in respect of any preferred stock ranking on parity with, or junior to, the Series A Preferred Stock, if any such preferred stock were to be issued by the Company.

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

The following table presents the declaration date, record date, payment date and dividends paid per preferred share of, and per depositary share representing, the Series A Preferred Stock:

				Dividends Paid
	Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
Quarter Ended
03/31/2025	February 17, 2025	March 11, 2025	March 31, 2025	$500	$0.50

Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	April 1, 2024	$500	$0.50

Common Stock

At March 31, 2025 and December 31, 2024, the Company was authorized to issue up to 1 billion shares of common stock with a par value of $0.01 per share.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
Share Repurchase Program

On February 27, 2023 and August 1, 2024, our Board of Directors authorized increases of $450 million and $750 million, respectively, in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of May 1, 2025, the Company had remaining authorization to purchase $431 million of its common shares.

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

Through March 31, 2025, we have incurred $6 million of excise tax in connection with share repurchases that exceeded stock issuances. The excise tax incurred was recognized as part of the cost basis of the treasury stock acquired and not reported as income tax expense.

The following table represents share repurchase activities as part of our share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2024 (January 1- March 31)	2,157,372	$116	$53.76
2024 (April 1- June 30)	1,294,473	90	69.16
2024 (July 1- September 30)	1,352,821	113	83.39
2024 (October 1- December 31)	974,324	96	98.31
Total 2024	5,778,990	$415	$71.65
2025 (January 1- March 31)	1,966,909	172	87.69
2025 (April 1- May 1)	440,022	33	74.71
Total 2025	2,406,931	$205	$85.32

The following table presents changes in the number of shares of common stock outstanding:

	Common Stock Issued	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2024	94,488,315	(21,107,672)		73,380,643
Share-based compensation programs	—	464,808	(1)	464,808
Shares repurchased under repurchase program	—	(1,966,909)		(1,966,909)
Shares at March 31, 2025	94,488,315	(22,609,773)		71,878,542
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
The following table presents declaration date, record date, payment date and dividends paid per share of JFI’s common stock:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
Quarter Ended
03/31/2025	February 17, 2025	March 11, 2025	March 20, 2025	$0.80
Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	March 21, 2024	$0.70

20. Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income (loss) attributable to Jackson Financial common shareholders, by the weighted-average number of shares of common stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. The Company grants share-based awards subject to vesting provisions of the 2021 Omnibus Incentive Plan, which can have a dilutive effect. See Note 18 - Share-Based Compensation of the Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report for further description of our share-based awards.

The following table sets forth the calculation of earnings per common share:

	Three Months Ended March 31,
	2025	2024
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$(24)	$795
Less: Preferred stock dividends	11	11
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(35)	$784

Weighted average shares of common stock outstanding - basic	73,469,317	78,059,817
Dilutive common shares	—	807,286
Weighted average shares of common stock outstanding - diluted (1)	73,469,317	78,867,103

Earnings per share—common stock
Basic	$(0.48)	$10.04
Diluted	$(0.48)	$9.94
(1) If we reported a net loss attributable to Jackson Financial Inc., all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. The shares excluded from the diluted EPS calculation were 247,765 shares for the three months ended March 31, 2025.

21.    Subsequent Events

The Company has evaluated subsequent events through the date these Condensed Consolidated Financial Statements were issued.

Dividends Declared to Shareholders

On May 2, 2025, our Board of Directors approved a cash dividend on JFI's common stock of $0.80 per share for the second quarter 2025, payable on June 26, 2025, to common shareholders of record on June 12, 2025. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on June 30, 2025, to depositary shareholders of record at the close of business on June 12, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

The information in this Quarterly Report on Form 10-Q (this “report”) contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “predict,” “remain,” “future,” “confident,” and “commit” or similar expressions. In particular, statements regarding plans, strategies, prospects, targets and expectations regarding the business and industry are forward-looking statements. They reflect expectations, are not guarantees of performance and speak only as of the dates the statements are made. We caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. Factors that could cause actual results to differ materially from those in the forward-looking statements include those reflected in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the "SEC") on February 26, 2025, (the "2024 Annual Report"), and elsewhere in Jackson Financial Inc.’s reports filed with the SEC. Except as required by law, Jackson Financial Inc. does not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.

Certain financial data included in this release consists of non-GAAP (Generally Accepted Accounting Principles) financial measures. These non-GAAP financial measures may not be comparable to similarly titled measures presented by other entities, nor should they be construed as an alternative to other financial measures determined in accordance with U.S. GAAP. Although the Company believes these non-GAAP financial measures provide useful information to investors in measuring the financial performance and condition of its business, investors are cautioned not to place undue reliance on any non-GAAP financial measures and ratios included in this release. A reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measure can be found in the “Non-GAAP Financial Measures” in this report.

Certain financial data included in this release consists of statutory accounting principles (“statutory”) financial measures. These statutory financial measures are included in or derived from the Jackson National Life Insurance Company annual and/or quarterly statements filed with the Michigan Department of Insurance and Financial Services and available in the investor relations section of the Company’s website at investors.jackson.com/financials/statutory-filings.

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

We use the investor relations page of our website, investors.jackson.com, as a primary channel for dissemination of important information, including news releases, analyst presentations, financial information, insider beneficial owner reports, and corporate governance information. We may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts. We and certain of our senior executives may also use social media channels to communicate with our investors and the public about our Company and other matters, and those communications could be deemed to be material information. None of the content of Jackson’s website, jackson.com, the content of our social media channels or the content of our executives’ social media channels is incorporated by reference into this report or in any other report or document filed with the SEC, and any references to Jackson’s website are intended to be inactive textual references only.

Principal Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI" or "Jackson Financial")
Jackson	Jackson National Life Insurance Company, our primary operating subsidiary
Brooke Life	Brooke Life Insurance Company, our subsidiary and the direct parent company of Jackson and Brooke Re
Brooke Re	Brooke Life Reinsurance Company, a direct subsidiary of Brooke Life, and a Michigan-based captive reinsurer
Jackson Finance	Jackson Finance, LLC, our subsidiary
PPMH	PPM Holdings, Inc., our subsidiary
PPM	PPM America, Inc., a subsidiary of PPMH
ACL	Allowance for credit loss
Account value ("AV") or account balance	The amount of money in a customer’s account. For example, the account value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Athene	Athene Life Re Ltd. and its affiliates, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
Athene Reinsurance Transaction	The funds withheld coinsurance agreement with Athene, entered on June 18, 2020, and effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions
AUM ("Assets under management")	Investment assets that are managed by our subsidiaries and includes: (i) assets managed by PPM, including our investment portfolio (but excluding assets held in funds withheld accounts for reinsurance transactions), (ii) third-party assets (including those owned by our former parent and its affiliates), and (iii) the separate account assets of our retail annuities managed and administered by JNAM
Benefit base	A notional amount (not actual cash value) used to calculate guaranteed benefits within an owner's annuity contract and fees due in respect of those guaranteed benefits. The death benefit and living benefit within the same contract may have different benefit bases.
CMBS	Commercial mortgage-backed securities

Item 2 | Management’s Discussion and Analysis | Available Information & Principal Definitions

DAC ("Deferred acquisition costs")	Represent the incremental costs related directly to the successful acquisition of new, and certain renewal, insurance policies and annuity contracts. The recognition of these costs has been deferred, and the deferred amounts are shown on the balance sheet as an asset, which is amortized over the estimated lives of those policies and contracts.
Deferred tax asset or Deferred tax liability	Asset or liability that is recorded for the difference between financial reporting, or book basis, and tax basis of an asset or a liability
Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, after which rates may reset.
Fixed Index Annuity	An annuity with an ability to share in the upside from certain financial markets, such as equity indices, and provides downside protection
General account assets	The assets held in the general accounts of our insurance companies
GIC	Guaranteed investment contract
Guarantee Fees	Fees charged on our annuity contracts for optional benefit guarantees
GMAB ("Guaranteed minimum accumulation benefit")	An add-on benefit (enhanced benefits available for an additional cost) that entitles an owner to a minimum payment, typically in a lump-sum, after a set period of time, referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.
GMDB ("Guaranteed minimum death benefit")	An add-on benefit (enhanced benefits available for an additional cost) that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner
GMIB ("Guaranteed minimum income benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value
GMWB ("Guaranteed minimum withdrawal benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value
GMWB for Life ("Guaranteed minimum withdrawal benefit for life")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year for the duration of the policyholder’s life, regardless of account performance.
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
Net flows	Net flows represent the net change in customer account balances during a period, after reflecting gross premium inflows and surrender, withdrawal and benefit payment outflows. Net flows do not include investment performance, interest credited to customer accounts and policy charges.
RBC ("Risk-based capital")	Statutory minimum level of capital that is required by regulators for an insurer to support its operations
RBC ratio	The ratio of statutory total adjusted capital to company action level required capital. A formal calculation is made annually during the fourth quarter of each year. In other periods, the ratio is estimated.
RILA	A registered index-linked annuity, which offers market index-linked investment options, subject to a cap, and a variety of guarantees designed to modify or limit losses
RMBS	Residential mortgage-backed securities
Variable annuity	An annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments
VIE	Variable interest entity

Item 2 | Management’s Discussion and Analysis | Overview & Executive Summary

Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations

Jackson Financial Inc. (“Jackson Financial” or “JFI”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company. Jackson Financial, domiciled in the state of Delaware, United States (“U.S.”). Jackson Financial’s primary operating subsidiary, Jackson National Life Insurance Company ("Jackson"), is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index, fixed and variable annuities), and various protection products, primarily whole life, universal life, variable universal life and term life insurance products in all 50 states and the District of Columbia.

We help Americans secure their financial futures. We believe that we are uniquely positioned in our markets because of our differentiated products, well-known brand and disciplined risk management. Our market position is supported by our efficient and scalable operating platform and industry-leading distribution network. We believe these core strengths will enable us to grow profitably as an aging U.S. population transitions into retirement.

Executive Summary

This executive summary of Management’s Discussion and Analysis of Financial Condition and Results of Operation highlights selected information and may not contain all the information that is important to current or potential investors in our securities. You should read this report, including the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025, (the "2024 Annual Report"), in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

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

Item 2 | Management’s Discussion and Analysis | Executive Summary
The table below presents selected financial and operating measures:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(35)	$784
Adjusted Operating Earnings (1)	376	334
Amount of shares repurchased under share repurchase program	172	116
Dividends on common shares	59	56
Return on Equity ("ROE") Attributable to Common Shareholders	(1.5)%	32.5%
Adjusted Operating ROE Attributable to Common Shareholders on average equity (1)	13.6%	12.0%

(1) Non-GAAP financial measure. See "Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

Recent Events of Note

•Capital Returned to Common Shareholders: Since January 1, 2025 through March 31, 2025, we have returned $231 million to our common shareholders consisting of $59 million in dividends and $172 million in common share repurchases. Our capital return target for common shareholders for 2025 is $700-$800 million. Share repurchases, net of issuances for our share-based compensation, have reduced our outstanding shares of common stock from 73,380,643 at December 31, 2024 to 71,878,542 at March 31, 2025. See Note 19 of the Notes to Condensed Consolidated Financial Statements for further information on our share repurchases.

•Free Capital Generation and Free Cash Flow:
◦Our free capital generation during the three months ended March 31, 2025 exceeded $400 million. Free capital generation represents Jackson’s aggregate statutory basis after-tax income from operations, realized gains (losses), unrealized gains (losses), and other surplus adjustments, adjusted for the change in estimated Company Action Level required capital ("CAL") for Jackson calibrated to a 425% RBC ratio. We expect free capital generation in 2025 to exceed $1 billion, under normal market conditions. As explained below under “Liquidity and Capital Resources – Holding Company Liquidity” and “- Distributions from Our Insurance Subsidiaries,” the payment of dividends or distributions from our capital generation is limited by applicable laws and regulations.
◦The free cash flow at Jackson Financial (parent company only) during the three months ended March 31, 2025 was $213 million compared to $20 million during the three months ended March 31, 2024. Free cash flow is a non-GAAP financial measure calculated as the difference between cash received by Jackson Financial from its subsidiaries less holding company expenses and other, net. See “Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliation to the most comparable U.S. GAAP measure.

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

Item 2 | Management’s Discussion and Analysis | Executive Summary
Brooke Re is a Michigan captive insurer regulated by the Michigan Department of Insurance and Financial Services and created in the first quarter of 2024 for the express purpose of serving as the counterparty to the reinsurance transaction with Jackson described above. Brooke Re was capitalized with assets contributed from Brooke Life of approximately $1.9 billion originating from Jackson as a return of capital to Brooke Life. Brooke Re utilizes a modified U.S. GAAP approach for regulatory reporting purposes primarily related to market risk benefits, with the intent to increase alignment between assets and liabilities in response to changes in economic factors. The modifications include a fixed long-term volatility assumption and adjustments to discount rates, guarantee fees and administrative expenses.

The transaction and related modified U.S. GAAP approach enable us to largely moderate the impact of the cash surrender value floor on Jackson’s total adjusted capital, statutory required capital, and risk-based capital ("RBC") ratio and enable more efficient economic hedging of the underlying risks of Jackson’s business. This outcome serves the interests of policyholders by protecting statutory capital through diminished non-economic hedging and related costs. Overall, this transaction allows us to optimize our hedging, stabilize capital generation, and produce more predictable financial results going forward.

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

	Three Months Ended March 31,
	2025	2024
	(in millions)
Sales
Variable annuities (1)	$2,662	$2,436
RILA	1,195	1,155
Fixed Index Annuities	35	40
Fixed Annuities (2)	139	60
Total Retail Annuity Sales	4,031	3,691

Total Institutional Product Sales	1,599	100

Total Sales	$5,630	$3,791
(1) Excludes certain internal exchanges.
(2) Includes payout annuities.

Higher retail annuity sales for the three months ended March 31, 2025 were primarily due to increased variable annuity sales. In addition, sales of our institutional products were higher for the three months ended March 31, 2025, reflecting our opportunistic approach to this business, which depends on both the risk-adjusted return on investment opportunities available and the prevailing cost of funding required by purchasers.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Account Value

Account value ("AV") generally refers to the account value of our variable annuities, RILA, fixed index annuities, fixed annuities, interest sensitive life, and institutional products. It reflects the total amount of customer invested assets that have accumulated within a respective product and equals cumulative customer contributions, which includes gross deposits or premiums, plus accrued credited interest plus or minus the impact of equity market movements, as applicable, less withdrawals and various fees. We believe account value is a useful metric in providing an understanding of, among other things, the sources of potential fee and spread income generation, potential benefit obligations and risk management priorities.

	March 31, 2025	December 31, 2024
	(in millions)
Account Value
GMWB For Life	$162,448	$171,745
GMWB	5,810	6,165
GMIB	1,141	1,218
GMAB	113	35
No Living Benefits	54,797	56,894
Total Variable Annuity Account Value	224,309	236,057

RILA	12,432	11,685

Fixed Index Annuity (1)	845	816
Fixed Annuity (1)	2,629	2,515
Total Fixed & Fixed Index Annuity Account Value (1)	3,474	3,331

Payout Annuity(1)	591	592

Total Retail Annuities Account Value (1)	$240,806	$251,665

Total Institutional Products Account Value	$9,262	$8,384

Total Closed Life and Annuity Blocks Account Value (1)	$7,611	$7,692

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

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net Flows:
Variable Annuity	$(4,782)	$(3,939)
RILA	1,130	1,119
Fixed Index Annuity (1)	25	31
Fixed Annuity (1)	108	9
Payout Annuity (1)	(5)	(19)
Total Retail Annuities Net Flows (1)	(3,524)	(2,799)
Net flows ceded	(808)	(866)
Total Retail Annuities net flows, gross of reinsurance	$(4,332)	$(3,665)

Total Institutional Products Net Flows	$736	$(596)

Total Closed Life and Annuity Blocks Net Flows (1)	$(69)	$(90)

(1) Net of reinsurance.

Net flows, net of reinsurance, improved for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, driven by increased institutional and variable annuity sales, partially offset by increased variable annuity surrenders and withdrawals. Increased variable annuity surrenders and withdrawals were driven by some mature policies from higher sales years coming out of their surrender charge period, along with higher surrenders as guaranteed benefits are less in the money during times of strong equity market performance. The more recent environment of higher interest rates and attractive annuity alternatives, such as RILA, combined with Jackson’s seasoned “out-of-the-money” book heightens exchange activity for us and the industry.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Benefit Base

Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit and, therefore, may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$54,797	N/A	$56,894	N/A
By Guaranteed Living Benefits:
GMWB for Life	162,448	180,071	171,745	181,379
GMWB	5,810	4,995	6,165	5,076
GMIB (1)	1,141	1,520	1,218	1,561
GMAB	113	118	35	35
Total	$224,309	$186,704	$236,057	$188,051

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$28,725	N/A	$29,519	N/A
Return of Premium	171,648	131,241	181,132	132,612
Highest Anniversary Value ("HAV")	12,436	12,636	13,233	12,857
Rollup	3,044	4,024	3,234	4,108
Combination HAV/Rollup	8,456	9,544	8,939	9,682
Total	$224,309	$157,445	$236,057	$159,259

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

	March 31,	December 31,
	2025	2024
	(in millions)
Jackson Invested Assets	$49,624	$46,143
Third Party Invested Assets (including CLOs)	30,593	28,278
Total PPM AUM	80,217	74,421
Total JNAM AUM	237,814	250,297
Total AUM	$318,031	$324,718

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends

Macroeconomic, Industry and Regulatory Trends

We discuss a number of trends and uncertainties below that we believe could materially affect our future business performance, including our results of operations, investments, cash flows, and capital and liquidity position.

Macroeconomic and Financial Market Conditions

Our business and results of operations are affected by macroeconomic factors. The level of interest rates and shape of the yield curve, credit and equity market performance and equity volatility, regulation, tax policy, the level of U.S. employment, inflation and the overall U.S. economic growth rate can affect both our short- and long-term profitability. Monetary and fiscal policy in the U.S., or similar actions in foreign nations, could result in increased volatility in financial markets, including interest rates, currencies and equity markets, and could impact our business in both the short- and medium-term. Government actions, including tariffs, sanctions or other barriers to international trade, restructuring of government services, responses to future pandemics, civil unrest, and geographic conflicts, and the effects that these or other government events could have on levels of U.S. economic activity, could also impact our business through any of their individual impacts on consumers’ behavior, economic activity or on financial markets.

In the short- to medium-term, increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. Our financial performance can be adversely affected by market volatility and equity market declines if fees assessed on the account value of our annuities fluctuate, hedging costs increase, or revenues decline due to reduced sales and increased outflows.

Equity Market Environment

Our financial performance is impacted by equity market performance. On our variable annuities, the fees we earn that are not associated with guaranteed benefits are mainly based on the account value, which changes with equity market levels. In addition, our hedges could be less effective in periods of large directional movements, or we could experience more frequent or more costly rebalancing in periods of high volatility, which would lead to adverse performance versus our hedge targets and increased hedging costs. Further, we also are exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance strongly correlates to the performance of the funds into which customers allocate their assets. We make available to customers funds where we believe we can transact in sufficiently correlated hedge assets, yet we anticipate some variance in the performance of our hedge assets and customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our hedge results relative to our hedge targets, and an adverse effect on our U.S. GAAP results.

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

•Additionally, rising interest rates decrease the value of bond funds held by variable annuity clients. This in turn decreases the volume of fees we collect based on the account value and increases the value of any guaranteed benefits.

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

•Our hedges could be less effective in periods of large directional interest rate movements, or we could experience more frequent or more costly rebalancing in periods of high interest rate volatility, which would lead to adverse performance versus our hedge targets and increased hedging costs.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Credit Market Environment

Conditions in fixed income markets impact our financial performance. As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation is generally reflected in our accumulated other comprehensive income, or AOCI. The revaluation will impact net income in the case of realized gains or losses from the sale of securities, changes in fair value of trading securities or securities carried at fair value under the fair value election, or potential changes in the allowance for credit loss ("ACL"). In addition, if credit conditions deteriorate due to a recession or other negative credit events in capital markets, we could experience an increase in defaults and other-than-temporary-impairments (“OTTI”).

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

Additionally, widening credit spreads decrease the value of bond funds held by variable annuity clients. This in turn decreases the volume of fees we collect based on the account value and increases the value of any guaranteed benefits.

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

Department of Labor Fiduciary Advice Rule

In April 2024, the Department of Labor ( the "DOL") revised the definition of “fiduciary” and related Prohibited Transaction Exemptions ("PTE") (the “2024 Fiduciary Advice Rule”), redefining what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act ("ERISA") plans and individual retirement accounts ("IRAs"). See Part I, Business – Regulation – “Federal Initiatives Impacting Insurance Companies – Department of Labor’s Fiduciary Advice Rule” in our 2024 Annual Report for more information regarding the 2024 Fiduciary Advice Rule.” The 2024 Fiduciary Advice Rule is currently being challenged in two separate litigation matters and the DOL has been stayed from enforcing the rule.

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

6.Other items: Comprised of: (i) the impact of investments that are consolidated in our financial statements due to U.S. GAAP accounting requirements, such as our investments in collateralized loan obligations (CLOs), but for which the consolidation effects are not consistent with our economic interest or exposure to those entities, (ii) impacts from derivatives not included in Net Hedging Results (see 1. above), excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps, and (iii) one-time or other non-recurring items.

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

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net income (loss) attributable to Jackson Financial Inc common shareholders	$(35)	$784
Add: dividends on preferred stock	11	11
Add: income tax expense (benefit)	1	101
Pretax income (loss) attributable to Jackson Financial Inc	(23)	896
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(768)	(788)
Net gains (losses) on hedging instruments	(1,011)	2,576
Market risk benefits (gains) losses, net	2,246	(2,718)
Net reserve and embedded derivative movements	(333)	364
Total net hedging results	134	(566)
Amortization of DAC associated with non-operating items at date of transition to LDTI	128	139
Net realized investment (gains) losses	66	7
Net realized investment (gains) losses on funds withheld assets	388	201
Net investment income on funds withheld assets	(227)	(270)
Other items	(24)	(18)
Total non-operating adjustments	465	(507)
Pretax adjusted operating earnings	442	389
Less: operating income tax expense (benefit)	55	44
Adjusted operating earnings before dividends on preferred stock	387	345
Less: dividends on preferred stock	11	11
Adjusted operating earnings	$376	$334

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

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
The following is a reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity and a comparison of Adjusted Operating ROE Attributable to Common Shareholders to ROE Attributable to Common Shareholders, the most comparable U.S. GAAP measure:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(35)	$784
Adjusted Operating Earnings	376	334

Total shareholders' equity	$10,301	$10,169
Less: Preferred stock	533	533
Total common shareholders' equity	9,768	9,636

Adjustments to total common shareholders’ equity:
Exclude AOCI attributable to Jackson Financial Inc. (1)	1,256	1,762
Adjusted Book Value Attributable to Common Shareholders	$11,024	$11,398

ROE Attributable to Common Shareholders	(1.5)%	32.5%
Adjusted Operating ROE Attributable to Common Shareholders on average equity	13.6%	12.0%

(1) Excludes $(1,463) million and $(1,661) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of March 31, 2025 and 2024, respectively, which are not attributable to Jackson Financial Inc. and are therefore not included as an adjustment to total shareholders’ equity in the reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity.

Free Cash Flow

Free cash flow is Jackson Financial Inc. (Parent Company only) net cash provided by (used in) operating activities less preferred stock dividends and capital contributions to PPM or other subsidiaries, plus the return of capital from subsidiaries. Free cash flow should not be used as a substitute for Jackson Financial’s net cash provided by (used in) operating activities in accordance with U.S. GAAP. However, we believe these adjustments are useful to gaining an understanding of our overall available cash flow at Jackson Financial for return of capital to common shareholders and other corporate initiatives.

	Three Months Ended March 31,
	2025	2024
	(in millions)
Dividends and distributions to parent (1)	$240	$45
Jackson Financial expenses and other, net	(27)	(25)
Free Cash Flow	$213	$20
(1) Cash distributed to Jackson Financial includes cash dividends and distributions of $195 million and interest payments on surplus notes of $45 million to Jackson Financial from its subsidiaries for the three months ended March 31, 2025 and includes cash dividends and distributions of nil and interest payments on surplus notes of $45 million to JFI from its subsidiaries for the three months ended March 31, 2024.

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
The following is a reconciliation of Jackson Financial net cash provided by operating activities (Parent Company only), the most comparable U.S. GAAP measure, to Free Cash Flow:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Jackson Financial, Inc. Net cash provided by operating activities (Parent Company Only)	$29	$31

Adjustments from net cash provided by operating activities to free cash flow:
Capital distributions from subsidiaries	195	—
Dividends on preferred stock	(11)	(11)
Total adjustments	184	(11)
Free cash flow	$213	$20

Free Cash Flow Comprised of:
Capital distributions from subsidiaries	$195	$—
Interest on surplus note from subsidiary	45	45
Cash distributed to Jackson Financial	240	45

Parent company expenses	(28)	(26)
Net investment income and other income	8	4
Other, net	(7)	(3)
Jackson Financial expenses and other, net	(27)	(25)
Free cash flow	$213	$20

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Condensed Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes elsewhere in this report:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Revenues
Fee income	$1,986	$1,998
Premiums	40	38
Net investment income:
Net investment income excluding funds withheld assets	528	464
Net investment income on funds withheld assets	227	270
Total net investment income	755	734
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	1,343	(2,892)
Net gains (losses) on funds withheld reinsurance treaties	(388)	(201)
Total net gains (losses) on derivatives and investments	955	(3,093)
Other income	14	1
Total revenues	3,750	(322)

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	244	221
(Gain) loss from updating future policy benefits cash flow assumptions, net	12	11
Market risk benefits (gains) losses, net	2,246	(2,718)
Interest credited on other contract holder funds, net of deferrals and amortization	288	273
Interest expense	25	25
Operating costs and other expenses, net of deferrals	677	685
Amortization of deferred acquisition costs	275	278
Total benefits and expenses	3,767	(1,225)
Pretax income (loss)	(17)	903
Income tax expense (benefit)	1	101
Net income (loss)	(18)	802
Less: Net income (loss) attributable to noncontrolling interests	6	7
Net income (loss) attributable to Jackson Financial Inc.	(24)	795
Less: Dividends on preferred stock	11	11
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(35)	$784

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

Pretax Income (Loss)

Our pretax income (loss) decreased by $920 million to $(17) million for the three months ended March 31, 2025, from $903 million for the three months ended March 31, 2024, primarily due to:

•$4,964 million unfavorable movements in market risk benefits (gains) losses, largely due to unfavorable movements in interest rates and fund performance as well as unfavorable volatility movements during the three months ended March 31, 2025, compared to the prior year;
•$24 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to changes in mortality; and
•$12 million decrease in fee income primarily due to decreases in benefit-based guarantee fee income, partially offset by increases in variable fee income due to higher average separate account values compared to the prior year.

These movements were partially offset by:

•$4,048 million increase in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Three Months Ended March 31,
	2025	2024	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(66)	$(7)	$(59)

Net gains (losses) on freestanding derivatives	1,013	(2,584)	3,597
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	396	(301)	697
Net gains (losses) on derivative instruments	1,409	(2,885)	4,294
Net gains (losses) on funds withheld reinsurance	(388)	(201)	(187)
Total net gains (losses) on derivatives and investments	$955	$(3,093)	$4,048

◦Volumes of freestanding derivatives can vary significantly period over period and movements in those derivatives are subject to interest rate or market movements. The movements in interest rate hedges during the three months ended March 31, 2025 were largely driven by an increase in interest rates whereas the movements in interest rate hedges during the three months ended March 31, 2024 were primarily driven by a decrease in interest rates. The movements in equity hedges during the three months ended March 31, 2025 were primarily driven by a decrease in equity markets whereas the movement in equity hedges during the three months ended March 31, 2024 were primarily driven by an increase in equity markets.
◦Embedded derivative movements were favorable largely due to market decrease impacts on our growing RILA block during the three months ended March 31, 2025, compared to the prior year; and

•$21 million increase in net investment income as a result of higher income on bonds and lower expenses related to consolidated entities, partially offset by lower income on funds withheld assets compared to prior year; and
•$8 million decrease in operating costs and other expenses, net of deferrals, primarily due to a decrease in deferred compensation expenses during the three months ended March 31, 2025.

Income Taxes

Income tax expense decreased $100 million to an expense of $1 million for the three months ended March 31, 2025, from an expense of $101 million for the three months ended March 31, 2024. The provision for income tax in the current period led to an effective income tax rate ("ETR") of (6)% for the three months ended March 31, 2025, compared to the ETR of 11% for the three months ended March 31, 2024. The change in the ETR during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due to the relationship of the taxable income to the consolidated

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
pre-tax income (loss) and the valuation allowance. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction, utilization of foreign tax credits, and the valuation allowance. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in our 2024 Annual Report and Note 15 - Income Taxes of the Notes to Condensed Consolidated Financial Statements in this report for more information.

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

Pretax Adjusted Operating Earnings by Segment

The following table summarizes pretax adjusted operating earnings (non-GAAP) from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated U.S. GAAP basis. As part of the Company’s asset liability management program, management monitors the allocation of invested assets supporting the Company’s contractual liabilities. During the first quarter of 2025, that monitoring resulted in the reallocation of certain invested assets across reportable segments and Corporate and Other. The results of this reallocation are reflected in the net investment income reported for the first quarter of 2025. The impact of the reallocation was not material to the prior period financial results and prior period financial figures were not recast to reflect the reallocated basis. Also, see Note 3 - Segment Information of the Notes to Condensed Consolidated Financial Statements for further information regarding the calculation of pretax adjusted operating earnings:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$420	$419
Institutional Products	18	31
Closed Life and Annuity Blocks	28	19
Corporate and Other	(24)	(80)
Pretax Adjusted Operating Earnings	442	389
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	768	788
Net gains (losses) on hedging instruments	1,011	(2,576)
Market risk benefits gains (losses), net	(2,246)	2,718
Net reserve and embedded derivative movements	333	(364)
Total net hedging results	(134)	566
Amortization of DAC associated with non-operating items at date of transition to LDTI	(128)	(139)
Net realized investment gains (losses)	(66)	(7)
Net realized investment gains (losses) on funds withheld assets	(388)	(201)
Net investment income on funds withheld assets	227	270
Other items	24	18
Total pre-tax reconciling items	(465)	507
Pretax income (loss) attributable to Jackson Financial Inc.	(23)	896
Income tax expense (benefit)	1	101
Net income (loss) attributable to Jackson Financial Inc.	(24)	795
Less: Dividends on preferred stock	11	11
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(35)	$784

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$1,095	$1,083
Premiums	14	10
Net investment income	187	152
Other income	7	8
Total Operating Revenues	1,303	1,253

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	29	16
(Gain) loss from updating future policy benefits cash flow assumptions, net	(3)	1
Interest credited on other contract holder funds, net of deferrals and amortization	94	88
Interest expense	6	6
Asset-based commission expenses	284	279
Other commission expenses	206	194
Sub-advisor expenses	80	82
General and administrative expenses	200	180
Deferral of acquisition costs	(158)	(149)
Amortization of deferred acquisition costs	145	137
Total Operating Benefits and Expenses	883	834

Pretax Adjusted Operating Earnings	$420	$419

The following table summarizes a roll-forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$251,665	$235,465
Premiums and deposits (1)	4,088	3,724
Surrenders, withdrawals, and benefits (1)	(7,612)	(6,523)
Net flows	(3,524)	(2,799)
Investment performance	(6,315)	15,288
Change in value of equity option	(395)	300
Interest credited	94	88
Policy charges and other	(719)	(731)
Balance as of end of period, net of ceded reinsurance	240,806	247,611
Ceded reinsurance	14,315	17,627
Balance as of end of period, gross of reinsurance	$255,121	$265,238
(1) Excludes certain internal exchanges.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $1 million to $420 million for the three months ended March 31, 2025, from $419 million for the three months ended March 31, 2024, primarily due to:

•$12 million increase in fee income attributable to higher average separate account values compared to the prior year; and
•$29 million increase in spread income due to $35 million higher investment income, partially offset by $6 million higher interest credited on contract holder funds compared to the prior year. Investment income was driven by higher invested asset balances.

These increases were partially offset by:

•$26 million increase in commissions and general expenses, net of deferrals, reflecting higher general and administrative expenses of $20 million during the three months ended March 31, 2025; and
•$9 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, attributable to higher other policyholder benefits during the three months ended March 31, 2025.

Account Value

Retail annuities account value, net of reinsurance, decreased $6.8 billion between periods primarily due to negative variable annuity separate account returns driven by unfavorable market performance in 2025.

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$116	$113
Total Operating Revenues	116	113

Operating Benefits and Expenses
Interest credited on other contract holder funds, net of deferrals and amortization	97	81
General and administrative expenses	1	1
Total Operating Benefits and Expenses	98	82

Pretax Adjusted Operating Earnings	$18	$31

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
The following table summarizes a roll-forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Institutional Products:
Balance as of beginning of period	$8,384	$8,406
Premiums and deposits	1,599	100
Surrenders, withdrawals, and benefits	(863)	(696)
Net flows	736	(596)
Interest credited	97	81
Policy Charges and other	45	(66)
Balance as of end of period	$9,262	$7,825

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $13 million to $18 million for the three months ended March 31, 2025, from $31 million for the three months ended March 31, 2024, reflecting a $13 million decrease in spread income primarily due to a $16 million increase in interest credited on contract holder funds, partially offset by a $3 million increase in investment income.

Account Value

Institutional product account value increased from $7,825 million at March 31, 2024 to $9,262 million at March 31, 2025, primarily driven by increased sales in 2025.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$108	$112
Premiums	29	30
Net investment income	187	163
Other income	6	7
Total Operating Revenues	330	312

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	154	144
(Gain) loss from updating future policy benefits cash flow assumptions, net	14	8
Interest credited on other contract holder funds, net of deferrals and amortization	97	104
Other commission expenses	9	9
General and administrative expenses	27	25
Deferral of acquisition costs	(1)	1
Amortization of deferred acquisition costs	2	2
Total Operating Benefits and Expenses	302	293

Pretax Adjusted Operating Earnings	$28	$19

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $9 million to $28 million for the three months ended March 31, 2025, from $19 million for the three months ended March 31, 2024, attributable to a $24 million increase in net investment income, partially offset by a $16 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due changes in mortality, partially offset by lower other policyholder benefits.

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

	Three Months Ended March 31,
	2025	2024
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$12	$12
Net investment income	11	4
Other income	1	(14)
Total Operating Revenues	24	2

Operating Benefits and Expenses
Interest expense	19	19
Sub-advisor expenses	(2)	(2)
General and administrative expenses	31	65
Total Operating Benefits and Expenses	48	82

Pretax Adjusted Operating Earnings	$(24)	$(80)

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $56 million to $(24) million for the three months ended March 31, 2025, from $(80) million for the three months ended March 31, 2024, primarily driven by a $34 million decrease in general and administrative expenses, due to decreased deferred compensation expenses during the three months ended March 31, 2025, a $15 million increase in other income reflecting a one-time reinsurance related adjustment in 2024, and a $7 million increase in net investment income.

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

The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate. See Note 8 - Reinsurance of the Notes to Condensed Consolidated Financial Statements for further details. We may also use other third-party investment managers for certain niche asset classes. As of March 31, 2025, Apollo managed $13.0 billion of cash and investments and other third-party investment managers managed approximately $281 million of investments.

Our Investment Committee has specified a target strategic asset allocation (“SAA”) that is designed to deliver the highest expected return within a defined risk tolerance while meeting other important objectives such as those mentioned in the seconding preceding paragraph. The fixed income portion of the SAA is assessed relative to a customized index of public corporate bonds that represents a close approximation of the maturity profile of our liabilities and a credit quality mix that is consistent with our risk tolerance. PPM’s objective is to outperform this index on a number of measures including portfolio yield, total return and capital loss due to downgrades and defaults. While PPM has access to a broad universe of potential investments, we believe grounding the investment program with a customized public corporate index that can be easily tracked and monitored helps guide PPM in meeting the risk and return expectations and assists with performance evaluation.

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

Item 2 | Management’s Discussion and Analysis | Investments
Portfolio Composition

The following table summarizes the carrying values of our investments:

	March 31, 2025			December 31, 2024
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$33,656	$8,587	$42,243	$31,231	$9,058	$40,289
Debt Securities, at fair value under fair value option	3,318	112	3,430	2,930	116	3,046
Equity securities, at fair value	71	120	191	72	125	197
Mortgage loans, net of allowance for credit losses	7,003	2,572	9,575	6,851	2,611	9,462
Mortgage loans, at fair value under fair value option	—	451	451	—	449	449
Policy loans	902	3,505	4,407	902	3,501	4,403
Freestanding derivative instruments	563	24	587	252	45	297
Other invested assets	2,133	711	2,844	2,087	777	2,864
Total investments	$47,646	$16,082	$63,728	$44,325	$16,682	$61,007

Available-for-sale debt securities increased to $42,243 million at March 31, 2025, from $40,289 million at December 31, 2024. The amortized cost of available-for-sale debt securities increased to $49,742 million as of March 31, 2025, from $44,976 million as of December 31, 2024. Further, net unrealized losses, after adjusting for allowance for credit loss, were $4,029 million as of March 31, 2025, compared to $4,679 million as of December 31, 2024.

Other Invested Assets

Other invested assets decreased to $2,844 million at March 31, 2025 from $2,864 million at December 31, 2024.

Item 2 | Management’s Discussion and Analysis | Investments
Debt Securities

At March 31, 2025 and December 31, 2024, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

March 31, 2025	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,127	$—	$2	$869	$3,260
Other government securities	1,287	—	1	221	1,067
Corporate securities
Utilities	5,892	—	41	537	5,396
Energy	3,176	—	23	261	2,938
Banking	3,071	—	32	131	2,972
Healthcare	3,541	—	16	353	3,204
Finance/Insurance	4,970	8	41	356	4,647
Technology/Telecom	2,412	—	9	196	2,225
Consumer goods	2,570	—	19	295	2,294
Industrial	1,801	—	11	100	1,712
Capital goods	1,965	—	13	117	1,861
Real estate	1,601	—	9	114	1,496
Media	1,014	—	4	112	906
Transportation	1,451	—	8	148	1,311
Retail	1,397	—	7	133	1,271
Other (1)	2,600	—	17	97	2,520
Total Corporate Securities	37,461	8	250	2,950	34,753
Residential mortgage-backed	350	6	28	29	343
Commercial mortgage-backed	1,698	—	4	79	1,623
Other asset-backed securities	4,819	26	15	181	4,627
Total Debt Securities	$49,742	$40	$300	$4,329	$45,673

(1) No single remaining industry exceeds 3% of the portfolio.

Item 2 | Management’s Discussion and Analysis | Investments

December 31, 2024	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,120	$—	$1	$962	$3,159
Other government securities	1,345	—	1	252	1,094
Corporate securities
Utilities	5,716	—	29	589	5,156
Energy	3,119	—	16	291	2,844
Banking	2,612	—	19	137	2,494
Healthcare	3,428	—	10	393	3,045
Finance/Insurance	5,069	8	29	418	4,672
Technology/Telecom	2,313	—	5	220	2,098
Consumer goods	2,414	—	13	327	2,100
Industrial	1,733	—	10	114	1,629
Capital goods	1,922	—	8	137	1,793
Real estate	1,634	—	6	132	1,508
Media	1,005	—	3	121	887
Transportation	1,522	—	4	178	1,348
Retail	1,357	—	4	147	1,214
Other (1)	2,453	—	10	117	2,346
Total Corporate Securities	36,297	8	166	3,321	33,134
Residential mortgage-backed	374	6	14	44	338
Commercial mortgage-backed	1,674	—	3	100	1,577
Other asset-backed securities	4,243	25	11	196	4,033
Total Debt Securities	$48,053	$39	$196	$4,875	$43,335

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

	March 31,	December 31,
	2025	2024
	(in millions)
Common Stock	$18	$18
Preferred Stock	146	151
Mutual Funds	27	28
Total	$191	$197

Mortgage Loans

At March 31, 2025, commercial mortgage loans were collateralized by properties located in 36 states, the District of Columbia, and Europe. Residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

Item 2 | Management’s Discussion and Analysis | Investments
The table below presents the carrying value, net of allowance of credit loss, of our mortgage loans by property type:

	March 31,	December 31,
	2025	2024
	(in millions)
Commercial:
Apartment	$2,510	$2,450
Hotel	828	835
Office	1,267	1,317
Retail	1,778	1,685
Warehouse	2,150	2,134
Other	554	521
Total Commercial	9,087	8,942
Residential	1,069	1,090
Total	10,156	10,032
ACL (1)	(130)	(121)
Total with ACL	$10,026	$9,911

(1)    At March 31, 2025 and December 31, 2024 allowance for credit losses included $116 million and $116 million, respectively, for commercial loans and $14 million and $5 million, respectively, for residential loans.

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	March 31,	December 31,
	2025	2024
	(in millions)
United States:
East North Central	$1,025	$1,015
East South Central	327	347
Middle Atlantic	1,412	1,408
Mountain	578	474
New England	276	275
Pacific	2,222	2,260
South Atlantic	2,097	2,131
West North Central	648	617
West South Central	1,076	1,035
Total United States	9,661	9,562
Foreign	365	349
Total	$10,026	$9,911

Item 2 | Management’s Discussion and Analysis | Investments
The following table provides information about the credit quality of our mortgage loans:

	March 31,	December 31,
	2025	2024
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$7,365	$7,304
70% - 80%	1,106	1,074
80% - 100%	429	338
Greater than 100%	71	110
Total	8,971	8,826

Residential mortgage loans
Performing	958	987
Nonperforming (1)	97	98
Total	1,055	1,085

Total mortgage loans	$10,026	$9,911

(1) At March 31, 2025 and December 31, 2024, includes $24 million and $24 million, respectively, of loans 30-89 days past due and $20 million and $24 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	March 31,
	2025	2024
	(in millions)
Balance at beginning of year	$121	$165
Charge offs, net of recoveries	(6)	—
Provision (release) (1)	15	(3)
Balance at end of period	$130	$162
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent or in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment. Accrued interest amounting to nil and nil were written off as of March 31, 2025 and 2024, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The following table provides information about our impaired residential mortgage loans (in millions):

	March 31, 2025	December 31, 2024
Recorded investment (1)	$33	$29
Unpaid principal balance	37	33
Related loan allowance	1	1
Average recorded investment	32	30
Investment income recognized	—	1

(1) At March 31, 2025 and December 31, 2024, includes $3 million and $2 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.

Item 2 | Management’s Discussion and Analysis | Investments
Derivative Instruments

Note 5 – Derivative Instruments of the Notes to Condensed Consolidated Financial Statements presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments as of March 31, 2025 and December 31, 2024.

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

Policy and Contract Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are estimated as necessary to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the Condensed Consolidated Financial Statements in conformity with U.S. GAAP. For more details on Policyholder Liabilities, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our 2024 Annual Report.

Our policy and contract liabilities includes separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of March 31, 2025, 90% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 7% were in our Closed Life and Annuity Blocks segment.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities
The table below represents a breakdown of our policy and contract liabilities:

March 31, 2025	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$217,291	$—	$7,018	$(3,266)	$221,043
RILA (1)	—	—	12,432	12	12,444
Fixed Index Annuities (2)	—	—	8,097	45	8,142
Fixed Annuities	—	—	9,441	1	9,442
Payout Annuities	—	1,124	842	—	1,966
Other Annuities	200	—	—	—	200
Total Retail Annuities	217,491	1,124	37,830	(3,208)	253,237
Total Institutional Products	—	—	9,262	—	9,262
Total Closed Life and Annuity Blocks	81	8,546	11,775	7	20,409
Total Policy and Contract Liabilities	217,572	9,670	58,867	(3,201)	282,908
Claims payable and other	—	1,356	161	—	1,517
Total	$217,572	$11,026	$59,028	$(3,201)	$284,425

December 31, 2024	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$228,851	$—	$7,206	$(5,176)	$230,881
RILA (1)	—	—	11,685	6	11,691
Fixed Index Annuities (2)	—	—	8,515	37	8,552
Fixed Annuities	—	—	9,615	1	9,616
Payout Annuities	—	1,095	844	—	1,939
Other Annuities	208	—	—	—	208
Total Retail Annuities	229,059	1,095	37,865	(5,132)	262,887
Total Institutional Products	—	—	8,384	—	8,384
Total Closed Life and Annuity Blocks	84	8,599	11,899	7	20,589
Total Policy and Contract Liabilities	229,143	9,694	58,148	(5,125)	291,860
Claims payable and other	—	1,378	164	—	1,542
Total	$229,143	$11,072	$58,312	$(5,125)	$293,402

(1) Includes the embedded derivative liabilities in other contract holder funds related to RILA of $2,833 million and $3,065 million at March 31, 2025 and December 31, 2024, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity in other contract holder funds of $817 million and $877 million at March 31, 2025 and December 31, 2024, respectively.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities
As of March 31, 2025:

•$218 billion or 77% of our policy and contract liabilities were backed by separate account assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets.
•$50.8 billion of our policy and contract liabilities were backed by our investment portfolio.
•$14.5 billion of our policy and contract liabilities were reinsured by Athene and backed by funds withheld assets.

As of March 31, 2025, 93% of fixed annuity, fixed-index annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed index annuities and fixed annuities.

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

The discussion below describes our liquidity and capital resources for the three months ended March 31, 2025.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net cash provided by (used in) operating activities	$1,594	$1,426
Net cash provided by (used in) investing activities	(953)	(2,006)
Net cash provided by (used in) financing activities	(521)	433
Net increase (decrease) in cash, cash equivalents, and restricted cash	120	(147)
Cash, cash equivalents, and restricted cash at beginning of period	3,767	2,691
Total cash, cash equivalents, and restricted cash at end of period	$3,887	$2,544

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

Cash flows provided by (used in) operating activities increased $168 million to $1,594 million for the three months ended March 31, 2025, from $1,426 million for the three months ended March 31, 2024. This was primarily due to the timing of settlements of receivables and payables.

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

Cash flows provided by (used in) investing activities increased $1,053 million to $(953) million during the three months ended March 31, 2025, from $(2,006) million during the three months ended March 31, 2024. This increase was primarily driven by inflows related to our hedging program for derivative settlements and collateral as compared to outflows in the prior year, partially offset by increased purchases of debt securities, primarily driven by increased institutional sales in 2025.

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

Cash flows provided by (used in) financing activities decreased $954 million to $(521) million during the three months ended March 31, 2025, from $433 million during the three months ended March 31, 2024. This decrease was primarily due to payments on repurchase agreements and federal home loan bank notes in 2025, partially offset by higher deposits from increased institutional sales during the three months ended March 31, 2025.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, and statutory reserve items) and model-based components. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk, and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of March 31, 2025, our insurance companies were well in excess of the minimum required capital levels.

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

Under Delaware law, dividends may be paid, or stock may be repurchased out of “surplus,” or out of the current or the immediately preceding year's earnings. Surplus is defined as the fair market value of net assets minus stated capital. JFI is a holding company and has no direct operations. All of our business operations are conducted through our subsidiaries. Any dividends we pay, or stock repurchases we make, will depend upon the funds legally available for distribution, including dividends or distributions from our subsidiaries to us. The states in which our insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to their parent companies. See “Distributions from our Insurance Company Subsidiaries” below for a discussion of those restrictions. Such restrictions, or any future restrictions adopted by the states in which our insurance subsidiaries are domiciled, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable by our subsidiaries without affirmative approval of state regulatory authorities. See “Risk Factors—Risks relating to Financing and Liquidity - As a holding company, Jackson Financial depends on the ability of its subsidiaries to pay dividends and make other distributions to meet its obligations and liquidity needs, including servicing debt, dividend payments and stock repurchases” in our 2024 Annual Report.

During the first quarter of 2025, we paid a cash dividend of $0.50 per depositary share and $0.80 per common share on JFI's preferred and common stock totaling $11 million and $59 million, respectively. On May 2, 2025, our Board of Directors approved a second quarter cash dividend on JFI's common stock of $0.80 per share, payable on June 26, 2025, to common shareholders of record on June 12, 2025. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on June 30, 2025, to depositary shareholders of record at the close of business on June 12, 2025.

On August 1, 2024, our Board of Directors authorized an increase of $750 million in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program.

We repurchased a total of 1,966,909 shares of common stock for an aggregate purchase price of $172 million in the three months ended March 31, 2025, which were funded with cash on hand. As of May 1, 2025, the Company had remaining authorization to purchase $431 million of its common shares.

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

For 2025, ordinary dividend capacity for Jackson and Brooke Life is based on the greater of 10% of 2024 reported statutory capital and surplus or statutory net gain from operations. This capacity is then reduced by cumulative dividends and other capital distributions in the preceding 12 months, subject to the availability of earned surplus. As a result of cumulative dividends and other capital distributions occurring in the preceding 12 months as of March 31, 2025, future dividends from both Jackson and Brooke Life are expected to be classified as extraordinary. There is a process within the Michigan Insurance Code to request extraordinary dividends that the companies have utilized previously. Brooke Life, as the sole owner of Jackson and Brooke Re, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Liquidity requirements are principally for purchases of new investments, management of derivative-related margin requirements, repayment of principal and interest on debt, payments of interest on surplus notes, funding of insurance product liabilities including payments for policy benefits, surrenders, maturities and new policy loans, funding of expenses including payment of commissions, operating expenses and taxes. As of March 31, 2025, Jackson’s outstanding surplus notes and bank debt included $48 million of bank loans from the Federal Home Loan Bank of Indianapolis ("FHLBI"), collateralized by mortgage-related securities and mortgage loans, and $250 million of surplus notes maturing in 2027.

Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are managed in accordance with our hedging and risk management program. Our cash flows associated with collateral received from counterparties and posted with counterparties fluctuates with changes in the market value of the underlying derivative contract and/or the market value of the collateral. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Collateral posting requirements can result in material liquidity needs for our insurance subsidiaries. As of March 31, 2025, we were in a net collateral payable position of $340 million, which is larger than the $150 million as of December 31, 2024.

Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of March 31, 2025, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. Further, approximately half of Jackson’s general account reserves are not surrenderable, included surrender charges greater than 5%, or included market value adjustments to discourage early withdrawal of policy and contract funds as of March 31, 2025.

The liquidity sources for our insurance company subsidiaries include their cash, short-term investments, sales of publicly-traded bonds, insurance premiums, fees charged on their products, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of a short-term borrowing facility with the FHLBI.

Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of March 31, 2025, the portfolio of cash, short-term investments and privately and publicly traded securities and equities that are unencumbered and unrestricted to sale, amounted to $29.3 billion.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources

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

The credit agreement governing the 2023 Revolving Credit Facility contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). See Note 13 – Long-Term Debt of Notes to Condensed Consolidated Financial Statements for information regarding financial maintenance covenants contained in the credit agreement. We were in compliance with these covenants at March 31, 2025.

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

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5 million and $5 million for the three months ended March 31, 2025 and 2024, respectively.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources

Federal Home Loan Bank

Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of March 31, 2025 and December 31, 2024, Jackson held a bank loan with an outstanding balance of $48 million and $52 million, respectively.

Collateral Upgrade Transactions

During the first quarter of 2024, Jackson executed certain paired repurchase and reverse repurchase transactions totaling approximately $1.5 billion pursuant to master repurchase agreements with participating bank counterparties. Under these transactions, the Company lends securities (e.g., corporate debt securities) to bank counterparties in exchange for U.S. Treasury securities. The paired repurchase and reverse repurchase transactions are settled on a net basis. As a result, there was no cash exchanged at initiation of these transactions. The paired transactions are reported net within the Consolidated Balance Sheets. These transactions are evergreened and require at least 150-days' notice prior to termination. See “Collateral Upgrade Transactions” under Note 4 – Investments of the Notes to Condensed Consolidated Financial Statements for additional information.

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

As of May 1, 2025, the financial strength ratings of our principal insurance subsidiaries were as follows:

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

The below critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in our 2024 Annual Report:

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

Item 3 | Quantitative and Qualitative Disclosures about Market Risk

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” previously disclosed in our 2024 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 16 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

We discuss in this report, in our 2024 Annual Report, and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements - Cautionary Language” included herein. There have been no material changes to our risk factors discussed in our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
January 1, 2025 - January 31, 2025
Share repurchase program	479,387	$91.79	479,387	$592
Employee transactions (2)	—	N/A	N/A	N/A

February 1, 2025 - February 28, 2025
Share repurchase program	565,063	89.82	565,063	541
Employee transactions (2)	—	N/A	N/A	N/A

March 1, 2025 - March 31, 2025
Share repurchase program	922,459	84.25	922,459	463
Employee transactions (2)	334,641	81.19	N/A	N/A

Totals
Share repurchase program	1,966,909		1,966,909
Employee transactions (2)	334,641		N/A
	2,301,550		1,966,909

(1) As of May 1, 2025, the Company had remaining authorization to purchase $431 million of its common shares. For more information on common stock repurchases, see Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.
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

Item 5. Other Information.

During the three months ended March 31, 2025, none of our Section 16 officers or JFI directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Jackson Financial’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Section 408(c) of Regulations S-K).

However, on April 7, 2025, the trading arrangement described below terminated in accordance with its terms. The arrangement was a written plan governing the sale of Jackson Financial’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) as defined under the securities laws.

NAME AND TITLE OF DIRECTOR OR OFFICER	DATE OF TERMINATION OF TRADING ARRANGEMENT	DURATION OF TRADING ARRANGEMENT (1)	# OF AGGREGATE SHARES TO BE SOLD PURSUANT TO THE TRADING ARRANGEMENT
Craig D. Smith, President and CEO of PPM America, Inc. and Executive Vice President of Jackson	April 7, 2025	November 8, 2024 – April 14, 2025	32,154 shares of common stock
(1) Mr. Smith’s Rule 10b5-1 trading plan (the “Plan”) was scheduled to expire upon the earlier of April 14, 2025, or the sale of all shares subject to the Plan.

Item 6. Exhibits.

The following documents are filed as exhibits hereto:

Number	Description
10.1*†
Form of Notice of Award of Restricted Share Units and 2025 Restricted Share Unit Award Agreement between Jackson Financial Inc. and each of Carrie L. Chelko, Don W. Cummings, Laura L. Prieskorn, Scott E. Romine and Craig D. Smith.

10.2*†
Form of Notice of Award of Performance Units and 2025 Performance Unit Award Agreement between Jackson Financial Inc. and each of Carrie L. Chelko, Don W. Cummings, Laura L. Prieskorn, Scott E. Romine and Craig D. Smith.

10.3*†	Offer Letter Agreement, dated and signed April 7, 2025, by and between Christopher Raub and Jackson National Life Insurance Company.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: May 7, 2025	By:	/s/ Don W. Cummings
Don W. Cummings
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)