Form 10-Q
period 2025-06-30
Jackson Financial Inc.
filed 2025-08-05
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 25, 2025, there were 69,651,457 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
.

Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2025	2024
Assets	(Unaudited)
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $12 and $39 at June 30, 2025 and December 31, 2024, respectively (amortized cost: 2025 $47,515; 2024 $45,007)	$43,814	$40,289
Debt Securities, at fair value under fair value option	3,314	3,046
Equity securities, at fair value	177	197
Mortgage loans, net of allowance for credit losses of $137 and $121 at June 30, 2025 and December 31, 2024, respectively	9,545	9,462
Mortgage loans, at fair value under fair value option	393	449
Policy loans (including $3,540 and $3,489 at fair value under the fair value option at June 30, 2025 and December 31, 2024, respectively)	4,452	4,403
Freestanding derivative instruments	384	297
Other invested assets	2,896	2,864
Total investments	64,975	61,007
Cash and cash equivalents	3,784	3,767
Accrued investment income	561	529
Deferred acquisition costs	11,681	11,887
Reinsurance recoverable, net of allowance for credit losses of $26 and $27 at June 30, 2025 and December 31, 2024, respectively	20,409	21,830
Reinsurance recoverable on market risk benefits, at fair value	111	121
Market risk benefit assets, at fair value	8,721	8,899
Deferred income taxes, net	449	480
Other assets	823	787
Separate account assets	232,208	229,143
Total assets	$343,722	$338,450
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$10,929	$11,072
Other contract holder funds	61,953	58,312
Market risk benefit liabilities, at fair value	3,569	3,774
Funds withheld payable under reinsurance treaties (including $3,767 and $3,667 at fair value under the fair value option at June 30, 2025 and December 31, 2024, respectively)	15,740	16,742
Long-term debt	2,030	2,034
Repurchase agreements and securities lending payable	1,169	1,554
Collateral payable for derivative instruments	125	150
Freestanding derivative instruments	348	361
Notes issued by consolidated variable interest entities, at fair value under fair value option (see Note 4)	2,639	2,343
Other liabilities	2,410	2,983
Separate account liabilities	232,208	229,143
Total liabilities	333,120	328,468
Commitments, Contingencies, and Guarantees (see Note 16)
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; 22,000 shares issued and outstanding at June 30, 2025 and December 31, 2024; liquidation preference $25,000 per share (see Note 19)	533	533
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 69,958,388 and 73,380,643 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively (see Note 19)	1	1
Additional paid-in capital	6,047	6,046
Treasury stock, at cost; 24,529,927 and 21,107,672 shares at June 30, 2025 and December 31, 2024, respectively	(1,337)	(1,007)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(273) and $(311) at June 30, 2025 and December 31, 2024, respectively	(2,623)	(3,522)
Retained earnings	7,733	7,713
Total shareholders' equity	10,354	9,764
Noncontrolling interests	248	218
Total equity	10,602	9,982
Total liabilities and equity	$343,722	$338,450

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Fee income	$1,942	$2,008	$3,928	$4,006
Premiums	40	37	80	75
Net investment income:
Net investment income excluding funds withheld assets	491	463	1,019	927
Net investment income on funds withheld assets	227	285	454	555
Total net investment income	718	748	1,473	1,482
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(2,860)	(1,342)	(1,517)	(4,234)
Net gains (losses) on funds withheld reinsurance treaties	(327)	(214)	(715)	(415)
Total net gains (losses) on derivatives and investments	(3,187)	(1,556)	(2,232)	(4,649)
Other income	16	10	30	11
Total revenues	(471)	1,247	3,279	925

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	256	209	500	430
(Gain) loss from updating future policy benefits cash flow assumptions, net	12	(18)	24	(7)
Market risk benefits (gains) losses, net	(2,203)	(516)	43	(3,234)
Interest credited on other contract holder funds, net of deferrals and amortization	295	273	583	546
Interest expense	25	26	50	51
Operating costs and other expenses, net of deferrals	681	678	1,358	1,363
Amortization of deferred acquisition costs	274	277	549	555
Total benefits and expenses	(660)	929	3,107	(296)
Pretax income (loss)	189	318	172	1,221
Income tax expense (benefit)	4	36	5	137
Net income (loss)	185	282	167	1,084
Less: Net income (loss) attributable to noncontrolling interests	6	7	12	14
Net income (loss) attributable to Jackson Financial Inc.	179	275	155	1,070
Less: Dividends on preferred stock	11	11	22	22
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$168	$264	$133	$1,048

Earnings per share
Basic	$2.34	$3.45	$1.83	$13.55
Diluted	$2.34	$3.43	$1.83	$13.44

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$185	$282	$167	$1,084

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment, net of tax expense (benefit) of: $9 and $(11), for the three months ended June 30, 2025 and 2024, respectively, and $49 and $(14), for the six months ended June 30, 2025 and 2024, respectively.	354	(231)	961	(509)
Change in unrealized gains (losses) on securities with credit impairment, net of tax expense (benefit) of: $(1) and $1, for the three months ended June 30, 2025 and 2024, respectively, and $(1) and $1, for the six months ended June 30, 2025 and 2024, respectively	(25)	5	(26)	5
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit) of $(7) and $14, for the three months ended June 30, 2025 and 2024, respectively, and $(23) and $32, for the six months ended June 30, 2025 and 2024, respectively	(24)	53	(83)	116
Change in non-performance risk on market risk benefits, net of tax expense (benefit) of $(58) and $(7), for the three months ended June 30, 2025 and 2024, respectively, and $13 and $(118), for the six months ended June 30, 2025 and 2024, respectively	(209)	(30)	47	(430)
Total other comprehensive income (loss)	96	(203)	899	(818)
Comprehensive income (loss)	281	79	1,066	266
Less: Comprehensive income (loss) attributable to noncontrolling interests	6	7	12	14
Comprehensive income (loss) attributable to Jackson Financial Inc.	$275	$72	$1,054	$252

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of March 31, 2025	$533	$1	$6,042	$(1,179)	$(2,719)	$7,623	$10,301	$224	$10,525

Net income (loss)	—	—	—	—	—	179	179	6	185
Other comprehensive income (loss)	—	—	—	—	96	—	96	—	96
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	18	18
Dividends on preferred stock	—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock	—	—	—	—	—	(58)	(58)	—	(58)
Purchase of treasury stock	—	—	—	(158)	—	—	(158)	—	(158)
Share based compensation	—	—	5	—	—	—	5	—	5
Balances as of June 30, 2025	$533	$1	$6,047	$(1,337)	$(2,623)	$7,733	$10,354	$248	$10,602

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of March 31, 2024	$533	$1	$6,005	$(713)	$(3,423)	$7,766	$10,169	$187	$10,356

Net income (loss)	—	—	—	—	—	275	275	7	282
Other comprehensive income (loss)	—	—	—	—	(203)	—	(203)	—	(203)
Change in equity of noncontrolling interests	—	—	—	—	.	—	—	6	6
Dividends on preferred stock	—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock	—	—	—	—	—	(54)	(54)	—	(54)
Purchase of treasury stock	—	—	—	(109)	—	—	(109)	—	(109)
Share based compensation	—	—	2	26	—	(11)	17	—	17
Balances as of June 30, 2024	$533	$1	$6,007	$(796)	$(3,626)	$7,965	$10,084	$200	$10,284

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2024	$533	$1	$6,046	$(1,007)	$(3,522)	$7,713	$9,764	$218	$9,982

Net income (loss)	—	—	—	—	—	155	155	12	167
Other comprehensive income (loss)	—	—	—	—	899	—	899	—	899
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	18	18
Dividends on preferred stock	—	—	—	—	—	(22)	(22)	—	(22)
Dividends on common stock	—	—	—	—	—	(117)	(117)	—	(117)
Purchase of treasury stock	—	—	—	(360)	—	—	(360)	—	(360)
Share based compensation	—	—	1	30	—	4	35	—	35
Balances as of June 30, 2025	$533	$1	$6,047	$(1,337)	$(2,623)	$7,733	$10,354	$248	$10,602

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2023	$533	$1	$6,005	$(599)	$(2,808)	$7,038	$10,170	$164	$10,334

Net income (loss)	—	—	—	—	—	1,070	1,070	14	1,084
Other comprehensive income (loss)	—	—	—	—	(818)	—	(818)	—	(818)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	22	22
Dividends on preferred stock	—	—	—	—	—	(22)	(22)	—	(22)
Dividends on common stock	—	—	—	—	—	(110)	(110)	—	(110)
Purchase of treasury stock	—	—	—	(229)	—	—	(229)	—	(229)
Share based compensation	—	—	2	32	—	(11)	23	—	23
Balances as of June 30, 2024	$533	$1	$6,007	$(796)	$(3,626)	$7,965	$10,084	$200	$10,284

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$167	$1,084

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	175	37
Net losses (gains) on derivatives	1,342	4,197
Net losses (gains) on funds withheld reinsurance treaties	715	415
Net (gain) loss on market risk benefits	43	(3,234)
(Gain) loss from updating future policy benefits cash flow assumptions, net	24	(7)
Interest credited on other contract holder funds, gross	583	546
Mortality, expense and surrender charges	(263)	(272)
Amortization of discount and premium on investments	(18)	(28)
Deferred income tax expense (benefit)	(7)	(30)
Share-based compensation	72	93
Change in:
Accrued investment income	(32)	(6)
Deferred acquisition costs	206	236
Funds withheld, net of reinsurance	168	202
Future policy benefits	(277)	(368)
Other assets and liabilities, net	(131)	39
Net cash provided by (used in) operating activities	2,767	2,904

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	4,091	5,259
Equity securities	19	193
Mortgage loans	730	767
Purchases of:
Debt securities	(6,758)	(5,940)
Equity securities	—	(5)
Mortgage loans	(751)	(333)
Settlements related to derivatives and collateral on investments	(928)	(3,468)
Other investing activities	(121)	(393)
Net cash provided by (used in) investing activities	(3,718)	(3,920)

(continued)
See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$12,126	$8,760
Withdrawals	(19,353)	(19,209)
Net transfers from (to) separate accounts	9,465	8,744
Proceeds from (payments on) repurchase agreements and securities lending	(383)	1,776
Net proceeds from (payments on) Federal Home Loan Bank notes	(700)	250
Payments on debt	(4)	(4)
Issuance of debt of consolidated investment entities	395	481
Repayments of debt of consolidated investment entities	(98)	(399)
Contributions from partners of consolidated investments	17	23
Dividends on common stock	(115)	(107)
Dividends on preferred stock	(22)	(22)
Purchase of treasury stock	(360)	(229)
Net cash provided by (used in) financing activities	968	64

Net increase (decrease) in cash, cash equivalents, and restricted cash	17	(952)

Cash, cash equivalents, and restricted cash at beginning of period	3,767	2,691
Total cash, cash equivalents, and restricted cash at end of period	$3,784	$1,739

Supplemental cash flow information
Income taxes paid (received)	$(11)	$157
Interest paid	$127	$135

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$178	$36

Non-cash financing activities
Non-cash dividend equivalents on stock-based awards	$(2)	$(3)

Reconciliation to Condensed Consolidated Balance Sheets
Cash and cash equivalents	$3,784	$1,736
Restricted cash (included in Other assets)	—	3
Total cash, cash equivalents, and restricted cash	$3,784	$1,739

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

Jackson Financial’s primary life insurance subsidiary, Jackson National Life Insurance Company and its insurance subsidiaries (collectively, “Jackson”), is licensed to sell group and individual annuity products (including variable, registered index-linked, fixed index, fixed and payout annuities), and individual life insurance products, including variable universal life, in all 50 states and the District of Columbia. Jackson also participates in the institutional products market through the issuance of guaranteed investment contracts (“GICs”) and funding agreements. In addition to Jackson, Jackson Financial’s operating subsidiaries include:
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
Other significant wholly-owned subsidiaries of Jackson are as follows:
•Life insurers: Jackson National Life Insurance Company of New York; Squire Reassurance Company II, Inc.; and VFL International Life Company SPC, LTD;
•Registered broker-dealer: Jackson National Life Distributors LLC; and
•Registered investment adviser: Jackson National Asset Management LLC (“JNAM”) manages the life insurance companies' separate account funds underlying our variable annuities products, which the majority of the funds are sub-advised. JNAM manages and oversees those sub-advisers.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Business and Basis of Presentation
In the opinion of management, these Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. All material intercompany accounts and transactions have been eliminated upon consolidation. All prior period amounts have been conformed to the current period presentation.

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

Institutional Products

The Company’s Institutional Products segment consists of traditional Guaranteed Investment Contracts ("GICs") and funding agreements. The Company’s GIC products are marketed to defined contribution pension and profit-sharing retirement plans. Funding agreements are marketed to institutional investors, including corporate cash accounts and securities lending funds, as well as money market funds. Funding agreements are also issued in conjunction with the Company's participation in the U.S. Federal Home Loan Bank ("FHLB") program.

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

1.    Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) net gains (losses) on hedging instruments that includes: (a) changes in the fair value of freestanding derivatives, and related commissions and expenses, used to manage the risk associated with market risk benefits and other guaranteed benefit features, excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; and (b) investment income and change in fair value of certain non-derivative assets used to manage the risk associated with market risk benefits and other guaranteed benefit features; and (iii) the movements in reserves, market risk benefits, guaranteed benefit features accounted for as embedded derivative instruments, and related claims and benefit payments (excluding impacts of actuarial assumption updates and model enhancements). We believe excluding these items removes the impact to both revenue and related expenses associated with Net Hedging Results.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

4.    Net Realized Investment Gains and Losses: Comprised of: (i) realized investment gains and losses associated with the periodic sales or disposals of securities, excluding those held within our trading portfolio; (ii) impairments of securities, after adjustment for the non-credit component of the impairment charges; and (iii) foreign currency gain or loss on foreign denominated funding agreements and associated cross-currency swaps.

5.    Change in Value of Funds Withheld Embedded Derivative and Net Investment Income on Funds Withheld Assets: Comprised of: (i) the change in fair value of funds withheld embedded derivatives; and (ii) net investment income on funds withheld assets related to funds withheld reinsurance transactions.

6.    Other items: Comprised of: (i) the impact of investments that are consolidated in our financial statements due to U.S. GAAP accounting requirements, such as our investments in collateralized loan obligations ("CLOs"), but for which the consolidation effects are not consistent with our economic interest or exposure to those entities; (ii) impacts from derivatives not included in Net Hedging Results or Net Realized Investment Gains or Losses (see 1. and 4. above), excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; and (iii) one-time or other non-recurring items.

7.    Income taxes.

Set forth in the tables below is certain information with respect to the Company’s segments (in millions):

Three Months Ended June 30, 2025	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,059	$—	$107	$10	$1,176
Premiums	20	—	21	—	41
Net investment income	204	125	181	8	518
Other income (loss)	7	—	5	4	16
Total Operating Revenues	1,290	125	314	22	1,751

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	33	—	154	—	187
(Gain) loss from updating future policy benefits cash flow assumptions, net	(1)	—	11	—	10
Interest credited on other contract holder funds, net of deferrals and amortization	101	104	90	—	295
Interest expense	5	—	—	20	25
Asset-based commission expenses	273	—	—	—	273
Other commission expenses	235	—	8	—	243
Sub-advisor expenses	78	—	—	(2)	76
General and administrative expenses	189	2	27	56	274
Deferral of acquisition costs	(185)	—	—	—	(185)
Amortization of deferred acquisition costs	145	—	2	—	147
Total Operating Benefits and Expenses	873	106	292	74	1,345

Pretax Adjusted Operating Earnings	$417	$19	$22	$(52)	$406

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Three Months Ended June 30, 2024	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,102	$—	$112	$12	$1,226
Premiums	12	—	28	—	40
Net investment income	166	118	168	(1)	451
Other income	9	—	7	(6)	10
Total Operating Revenues	1,289	118	315	5	1,727

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	9	—	144	—	153
(Gain) loss from updating future policy benefits cash flow assumptions, net	(15)	—	(2)	—	(17)
Interest credited on other contract holder funds, net of deferrals and amortization	84	88	101	—	273
Interest expense	6	—	—	20	26
Asset-based commission expenses	279	—	—	—	279
Other commission expenses	218	—	9	—	227
Sub-advisor expenses	84	—	—	(2)	82
General and administrative expenses	190	1	24	43	258
Deferral of acquisition costs	(170)	—	2	—	(168)
Amortization of deferred acquisition costs	139	—	2	—	141
Total Operating Benefits and Expenses	824	89	280	61	1,254

Pretax Adjusted Operating Earnings	$465	$29	$35	$(56)	$473

Six Months Ended June 30, 2025	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$2,154	$—	$215	$22	$2,391
Premiums	34	—	50	—	84
Net investment income	391	241	368	19	1,019
Other income (loss)	14	—	11	5	30
Total Operating Revenues	2,593	241	644	46	3,524

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	62	—	308	—	370
(Gain) loss from updating future policy benefits cash flow assumptions, net	(4)	—	25	—	21
Interest credited on other contract holder funds, net of deferrals and amortization	195	201	187	—	583
Interest expense	11	—	—	39	50
Asset-based commission expenses	557	—	—	—	557
Other commission expenses	441	—	17	—	458
Sub-advisor expenses	158	—	—	(4)	154
General and administrative expenses	389	3	54	87	533
Deferral of acquisition costs	(343)	—	(1)	—	(344)
Amortization of deferred acquisition costs	290	—	4	—	294
Total Operating Benefits and Expenses	1,756	204	594	122	2,676

Pretax Adjusted Operating Earnings	$837	$37	$50	$(76)	$848

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Six Months Ended June 30, 2024	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$2,185	$—	$224	$24	$2,433
Premiums	22	—	58	—	80
Net investment income	318	231	331	3	883
Other income	17	—	14	(20)	11
Total Operating Revenues	2,542	231	627	7	3,407

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	25	—	288	—	313
(Gain) loss from updating future policy benefits cash flow assumptions, net	(14)	—	6	—	(8)
Interest credited on other contract holder funds, net of deferrals and amortization	172	169	205	—	546
Interest expense	12	—	—	39	51
Asset-based commission expenses	558	—	—	—	558
Other commission expenses	412	—	18	—	430
Sub-advisor expenses	166	—	—	(4)	162
General and administrative expenses	370	2	49	108	529
Deferral of acquisition costs	(319)	—	3	—	(316)
Amortization of deferred acquisition costs	276	—	4	—	280
Total Operating Benefits and Expenses	1,658	171	573	143	2,545

Pretax Adjusted Operating Earnings	$884	$60	$54	$(136)	$862

Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income, between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson Financial and its subsidiaries to PPM, which were $23 million and $20 million for the three months ended June 30, 2025 and 2024, respectively, and $44 million and $39 million for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes the reconciling items from the non-GAAP measure of total operating revenues to the U.S. GAAP measure of total revenues attributable to the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total operating revenues	$1,751	$1,727	$3,524	$3,407
Fees attributed to guarantee benefit reserves	764	780	1,532	1,568
Net gains (losses) on hedging instruments and investments	(3,208)	(1,550)	(2,226)	(4,635)
Net investment income (loss) related to noncontrolling interests	6	7	12	14
Consolidated investments	(11)	(2)	(17)	16
Net investment income on funds withheld assets	227	285	454	555
Total revenues (1)	$(471)	$1,247	$3,279	$925

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
The following table summarizes the reconciling items from the non-GAAP measure of total operating benefits and expenses to the U.S. GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total operating benefits and expenses	$1,345	$1,254	$2,676	$2,545
Net (gain) loss on market risk benefits	(2,203)	(516)	43	(3,234)
Benefits attributed to guaranteed benefit features	71	55	133	118
Amortization of DAC related to non-operating revenues and expenses	127	136	255	275
Total benefits and expenses	$(660)	$929	$3,107	$(296)

The following table summarizes the reconciling items, from the non-GAAP measure of pretax adjusted operating earnings to the U.S. GAAP measure of net income attributable to the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pretax adjusted operating earnings	$406	$473	$848	$862
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Fees attributable to guarantee benefit reserves	764	780	1,532	1,568
Net gains (losses) on hedging instruments	(1,840)	(1,083)	(829)	(3,659)
Market risk benefits gains (losses), net	2,203	516	(43)	3,234
Net reserve and embedded derivative movements	(1,066)	(278)	(733)	(642)
Total net hedging results	61	(65)	(73)	501
Amortization of DAC associated with non-operating items at date of transition to LDTI	(127)	(136)	(255)	(275)
Net realized investment gains (losses)	30	(30)	(36)	(37)
Net realized investment gains (losses) on funds withheld assets	(327)	(214)	(715)	(415)
Net investment income on funds withheld assets	227	285	454	555
Other items	(87)	(2)	(63)	16
Pretax income (loss) attributable to Jackson Financial Inc.	183	311	160	1,207
Income tax expense (benefit)	4	36	5	137
Net income (loss) attributable to Jackson Financial Inc.	179	275	155	1,070
Less: Dividends on preferred stock	11	11	22	22
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$168	$264	$133	$1,048

The following table summarizes total assets by segment (in millions):

	June 30, 2025	December 31, 2024
Retail Annuities	$299,544	$296,621
Closed Life and Annuity Blocks	26,536	26,700
Institutional Products	11,724	9,332
Corporate and Other	5,918	5,797
Total Assets	$343,722	$338,450

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

Debt Securities

The following table sets forth the composition of the fair value of debt securities at June 30, 2025, and December 31, 2024, classified by rating categories as assigned by a nationally recognized statistical rating organization (a “rating agency”), the National Association of Insurance Commissioners (the “NAIC”) or, if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by a rating agency when rating agencies' ratings are not equivalent and, for purposes of the table, if not otherwise rated by a rating agency, the NAIC rating of a security is converted to an equivalent rating agency rating. At June 30, 2025 and December 31, 2024, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $668 million and $417 million, respectively.

	Percent of Total Debt Securities Carrying Value
	June 30, 2025	December 31, 2024
Investment Rating
U.S. government securities	6.7%	7.3%
AAA	5.0%	6.1%
AA	9.8%	9.6%
A	32.8%	31.2%
BBB	38.5%	38.8%
Investment grade	92.8%	93.0%
BB	3.1%	3.1%
B and below	4.1%	3.9%
Below investment grade	7.2%	7.0%
Total debt securities	100.0%	100.0%

At June 30, 2025 and December 31, 2024, the total carrying value of debt securities in an unrealized loss position consisted of:

	June 30, 2025	December 31, 2024
Investment grade securities	78%	79%
Below investment grade securities	1%	1%
Not rated securities	21%	20%

Unrealized losses on debt securities that were below investment grade or not rated were approximately 19% and 19% of the aggregate gross unrealized losses on available-for-sale debt securities at June 30, 2025 and December 31, 2024, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Corporate securities in an unrealized loss position were diversified across industries as follows (in millions, except percentages):

	June 30, 2025	December 31, 2024
Industries accounting for the largest percentage of corporate gross unrealized losses:
Utility	19%	18%
Financial Services	12%	13%
Largest unrealized loss related to a single corporate obligor	$59	$61

At June 30, 2025 and December 31, 2024, the amortized cost, allowance for credit loss ("ACL"), gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
June 30, 2025	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,058	$—	$2	$886	$3,174
Other government securities	1,307	—	2	221	1,088
Public utilities	6,148	—	52	519	5,681
Corporate securities	32,448	8	322	2,234	30,528
Residential mortgage-backed	327	4	25	28	320
Commercial mortgage-backed	1,650	—	6	70	1,586
Other asset-backed securities	4,891	—	22	162	4,751
Total debt securities	$50,829	$12	$431	$4,120	$47,128

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,120	$—	$1	$962	$3,159
Other government securities	1,345	—	1	252	1,094
Public utilities	5,716	—	29	589	5,156
Corporate securities	30,581	8	137	2,732	27,978
Residential mortgage-backed	374	6	14	44	338
Commercial mortgage-backed	1,674	—	3	100	1,577
Other asset-backed securities	4,243	25	11	196	4,033
Total debt securities	$48,053	$39	$196	$4,875	$43,335

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at June 30, 2025, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$1,744	$—	$1	$9	$1,736
Due after 1 year through 5 years	13,275	7	120	316	13,072
Due after 5 years through 10 years	12,164	1	188	407	11,944
Due after 10 years through 20 years	9,355	—	59	1,431	7,983
Due after 20 years	7,423	—	10	1,697	5,736
Residential mortgage-backed	327	4	25	28	320
Commercial mortgage-backed	1,650	—	6	70	1,586
Other asset-backed securities	4,891	—	22	162	4,751
Total	$50,829	$12	$431	$4,120	$47,128
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

As required by law in various states in which business is conducted, securities with a carrying value of $86 million and $83 million at June 30, 2025 and December 31, 2024, respectively, were on deposit with regulatory authorities.

Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans, as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
June 30, 2025	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$128	$2	$3	$15	$114
Alt-A	23	2	17	1	37
Subprime	5	—	5	—	10
Total non-agency RMBS	$156	$4	$25	$16	$161

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$145	$3	$2	$18	$126
Alt-A	52	3	8	11	46
Subprime	5	—	4	—	9
Total non-agency RMBS	$202	$6	$14	$29	$181

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

Unrealized Losses on Debt Securities

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

When all, or a portion, of a security is deemed uncollectible, the uncollectible portion is written off with an adjustment to amortized cost and a corresponding reduction to the allowance for credit losses.

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest written off was $1 million for the three and six months ended June 30, 2025 and nil for the three and six months ended June 30, 2024.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	June 30, 2025			December 31, 2024
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$2	$67	12	$6	$172	21
Other government securities	1	31	6	2	47	13
Public utilities	15	516	55	26	835	92
Corporate securities	65	2,854	340	179	5,998	694
Residential mortgage-backed	—	25	32	3	96	52
Commercial mortgage-backed	2	166	21	18	265	31
Other asset-backed securities	16	716	74	9	641	51
Total temporarily impaired securities	$101	$4,375	540	$243	$8,054	954

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$884	$2,223	20	$956	$2,149	23
Other government securities	220	955	115	250	1,026	130
Public utilities	504	3,469	435	563	3,486	449
Corporate securities	2,169	13,109	1,660	2,553	13,956	1,828
Residential mortgage-backed	28	186	181	41	187	204
Commercial mortgage-backed	68	938	136	82	1,002	150
Other asset-backed securities	146	1,429	166	187	1,609	194
Total temporarily impaired securities	$4,019	$22,309	2,713	$4,632	$23,415	2,978

	Total			Total
	Gross			Gross
	Unrealized	Fair	# of	Unrealized	Fair	# of
	Losses	Value	securities (1)	Losses	Value	securities (1)
U.S. government securities	$886	$2,290	29	$962	$2,321	38
Other government securities	221	986	121	252	1,073	142
Public utilities	519	3,985	480	589	4,321	524
Corporate securities	2,234	15,963	1,928	2,732	19,954	2,380
Residential mortgage-backed	28	211	213	44	283	255
Commercial mortgage-backed	70	1,104	154	100	1,267	175
Other asset-backed securities	162	2,145	230	196	2,250	238
Total temporarily impaired securities	$4,120	$26,684	3,155	$4,875	$31,469	3,752
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of June 30, 2025 did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of impaired securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As of June 30, 2025, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. As described below, the Company performed analyses of the financial performance of the underlying issues in an unrealized loss position and believes that recovery of the entire amortized cost of each impaired security is expected.

Evaluation of Available-for-Sale Debt Securities for Credit Loss

The credit loss evaluation for a debt security may consider one or more of the following:

•the extent to which the fair value is below amortized cost;
•changes in ratings;
•whether a significant covenant has been breached;
•assessments of the issuer’s ability to make scheduled debt payments based upon judgments related to its current and projected financial position, including whether it has filed or indicated a possibility of filing for bankruptcy, has missed or announced it intends to miss a scheduled debt service payment, or has experienced a specific material adverse change that may impair its creditworthiness;
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The roll-forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

Three Months Ended June 30, 2025	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at April 1, 2025	$—	$—	$—	$8	$6	$—	$26	$40
Additions for which credit loss was not previously recorded	—	—	—	—	—	—	—	—
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	27	27
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	(53)	(53)
Reductions for securities disposed	—	—	—	—	(2)	—	—	(2)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at June 30, 2025 (2)	$—	$—	$—	$8	$4	$—	$—	$12

Three Months Ended June 30, 2024	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at April 1, 2024	$—	$—	$—	$13	$6	$—	$1	$20
Additions for which credit loss was not previously recorded	—	—	—	—	—	—	—	—
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	7	7
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at June 30, 2024 (2)	$—	$—	$—	$13	$6	$—	$8	$27

Six Months Ended June 30, 2025	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2025	$—	$—	$—	$8	$6	$—	$25	$39
Additions for which credit loss was not previously recorded	—	—	—	—	—	1	—	1
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	28	28
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	(53)	(53)
Reductions for securities disposed	—	—	—	—	(2)	—	—	(2)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	(1)	—	(1)
Balance at June 30, 2025 (2)	$—	$—	$—	$8	$4	$—	$—	$12

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

Six Months Ended June 30, 2024	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2024	$—	$—	$—	$15	$6	$—	$—	$21
Additions for which credit loss was not previously recorded	—	—	—	—	—	—	1	1
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	7	7
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	(2)	—	—	—	(2)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at June 30, 2024 (2)	$—	$—	$—	$13	$6	$—	$8	$27

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $469 million and $425 million as of June 30, 2025 and 2024, respectively, and was excluded from the determination of credit losses for the three and six months ended June 30, 2025 and 2024.

Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Debt securities (1)	$415	$394	$846	$798
Equity securities	5	1	6	3
Mortgage loans	88	82	171	165
Policy loans	16	16	33	33
Limited partnerships	22	45	60	86
Other investment income	54	45	106	84
Total investment income excluding funds withheld assets	600	583	1,222	1,169
Investment expenses (2)	(109)	(120)	(203)	(242)
Net investment income excluding funds withheld assets	491	463	1,019	927
Net investment income on funds withheld assets (see Note 8)	227	285	454	555
Net investment income	$718	$748	$1,473	$1,482
(1) Includes changes in fair value gains (losses) on trading securities and includes $(64) million and $(74) million for the three and six months ended June 30, 2025, respectively, and $(3) million and $22 million for the three and six months ended June 30, 2024, respectively, related to the change in fair value for securities carried under the fair value option.
(2) Includes expenses from consolidated variable interest entities, which includes changes in fair value of notes issued by those entities, of $(42) million and $(74) million for the three and six months ended June 30, 2025, respectively, and $(48) million and $(106) million for the three and six months ended June 30, 2024, respectively.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $4 million and $(1) million for the three months ended June 30, 2025 and 2024, respectively, and $2 million and $6 million for the six months ended June 30, 2025 and 2024, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Available-for-sale securities
Realized gains on sale	$4	$4	$7	$17
Realized losses on sale	(11)	(31)	(23)	(112)
Credit loss income (expense) on mortgage loans	(10)	2	(21)	(2)
Other (1)	(92)	(5)	(138)	60
Net gains (losses) excluding derivatives and funds withheld assets	(109)	(30)	(175)	(37)
Net gains (losses) on derivative instruments (see Note 5)	(2,751)	(1,312)	(1,342)	(4,197)
Net gains (losses) on derivatives and investments	(2,860)	(1,342)	(1,517)	(4,234)

Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	(327)	(214)	(715)	(415)
Total net gains (losses) on derivatives and investments	$(3,187)	$(1,556)	$(2,232)	$(4,649)

(1) Includes the foreign currency gain or loss related to foreign denominated funding agreements.
Net gains (losses) on funds withheld reinsurance treaties represents income (loss) from the sale of investments held in segregated funds withheld accounts in support of reinsurance agreements for which Jackson retains legal ownership of the underlying investments. These gains (losses) are increased or decreased by:
•changes in the embedded derivative liability related to the Athene Life Re Ltd. ("Athene") funds withheld coinsurance agreement (the “Athene Reinsurance Transaction”),
•changes in the related funds withheld payable, as all economic performance of the investments held in the segregated accounts inure to the benefit of the reinsurers under the respective reinsurance agreements, and
•amortization of the difference between book value and fair value of the investments as of the effective date of the reinsurance agreements.

The aggregate fair value of securities sold at a loss for the three and six months ended June 30, 2025 was $589 million and $1.3 billion, which was approximately 95% and 95% of book value, respectively. The aggregate fair value of securities sold at a loss for the three and six months ended June 30, 2024 was $625 million and $1.9 billion, which was approximately 95% and 93% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $849 million and $1.8 billion during the three and six months ended June 30, 2025, respectively, and $1.2 billion and $2.9 billion during the three and six months ended June 30, 2024, respectively.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
•Private Equity Funds III – VIII and Strategic Opportunity Fund I are limited partnership structures that invest the ownership capital in portfolios of various other limited partnership structures. Private Equity Fund IX was created in the third quarter of 2024, but is not expected to be funded by the Company until the second half of 2025. Strategic Opportunity Fund I was funded in June 2025.

•PPM has created and managed institutional share class mutual funds, where Jackson seeds new funds, or new share classes within a fund, when deemed necessary to develop the requisite track record prior to allowing investment by external parties. These mutual funds ceased operations during the year ended December 31, 2024.

Asset and liability information for the consolidated VIEs included on the Condensed Consolidated Balance Sheets are as follows (in millions):

	June 30, 2025	December 31, 2024
Assets
Debt securities, at fair value under fair value option	$2,754	$2,429
Equity securities	6	6
Other invested assets	720	620
Cash and cash equivalents	180	178
Other assets	54	51
Total assets	$3,714	$3,284

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$2,639	$2,343
Other liabilities	285	279
Total other liabilities	2,924	2,622
Total liabilities	$2,924	$2,622

Equity
Noncontrolling interests	$248	$218

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

•The carrying amounts of the Company’s investments in certain LPs and LLCs are recognized in other invested assets on the Condensed Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 16 of these Notes to Condensed Consolidated Financial Statements. The Company’s exposure to loss was limited to $2,567 million and $2,637 million as of June 30, 2025 and December 31, 2024, respectively, representing the aggregate capital invested and unfunded capital commitments related to the LPs and LLCs at those dates. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

•The Company's investments in certain mutual funds are recognized in equity securities on the Condensed Consolidated Balance Sheets and were $20 million and $19 million as of June 30, 2025 and December 31, 2024, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Commercial and Residential Mortgage Loans

The following table shows commercial mortgage loans, residential mortgage loans, and the respective accrued interest thereon (in millions):

	June 30, 2025	December 31, 2024
Commercial mortgage loans (1)	$8,924	$8,826
Accrued interest receivable on commercial mortgage loans	35	34
Residential mortgage loans (2)	1,014	1,085
Accrued interest receivable on residential mortgage loans	8	7
(1) Net of an allowance for credit losses of $122 million and $116 million at each date, respectively.
(2) Net of an allowance for credit losses of $15 million and $5 million at each date, respectively.

At June 30, 2025, commercial mortgage loans were collateralized by properties located in 34 states, the District of Columbia, and Europe, while residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

The following table provides the change in the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended June 30, 2025	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at April 1, 2025	$28	$7	$40	$19	$20	$2	$14	$130
Charge offs, net of recoveries	—	—	—	—	—	—	—	—
Reductions for mortgages disposed	(1)	—	—	(1)	—	—	—	(2)
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(9)	3	2	6	6	—	1	9
Balance at June 30, 2025 (1) (2)	$18	$10	$42	$24	$26	$2	$15	$137

Three Months Ended June 30, 2024	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at April 1, 2024	$30	$6	$73	$27	$17	$5	$4	$162
Charge offs, net of recoveries	—	—	—	—	—	—	—	—
Reductions for mortgages disposed	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(3)	(1)	(3)	—	2	2	1	(2)
Balance at June 30, 2024 (1) (2)	$27	$5	$70	$27	$19	$7	$5	$160

Six Months Ended June 30, 2025	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2025	$23	$7	$44	$19	$20	$3	$5	$121
Charge offs, net of recoveries	—	—	(6)	—	—	—	—	(6)
Reductions for mortgages disposed	(1)	—	—	(1)	—	—	—	(2)
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(4)	3	4	6	6	(1)	10	24
Balance at June 30, 2025 (1) (2)	$18	$10	$42	$24	$26	$2	$15	$137

Six Months Ended June 30, 2024	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2024	$28	$4	$78	$27	$17	$6	$5	$165
Charge offs, net of recoveries	—	—	—	—	—	—	—	—
Reductions for mortgages disposed	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(1)	1	(8)	—	2	1	—	(5)
Balance at June 30, 2024 (1) (2)	$27	$5	$70	$27	$19	$7	$5	$160

(1) Accrued interest receivable totaled $43 million and $44 million as of June 30, 2025 and 2024, respectively, and was excluded from the determination of credit losses.
(2) Accrued interest amounting to $1 million and $1 million was written off as of June 30, 2025 and 2024, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table provides information about our residential mortgage loans in process of foreclosure (in millions):

	June 30, 2025	December 31, 2024
Recorded investment (1)	$35	$29
Unpaid principal balance	42	33
Related loan allowance	1	1
Average recorded investment	32	30
Investment income recognized	—	1

(1) At June 30, 2025 and December 31, 2024, includes $3 million and $2 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.
The following tables provide information about the credit quality with vintage year and category of mortgage loans (dollars in millions):

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios (1):
Less than 70%	$493	$592	$640	$504	$529	$4,582	$—	$7,340	82%
70% - 80%	104	89	49	237	174	408	—	1,061	12%
80% - 100%	—	—	—	91	192	151	—	434	5%
Greater than 100%	—	—	—	—	—	89	—	89	1%
Total commercial mortgage loans	597	681	689	832	895	5,230	—	8,924	100%

Debt service coverage ratios (2):
Greater than 1.20x	564	658	619	607	584	4,916	—	7,948	89%
1.00x - 1.20x	33	23	70	154	197	259	—	736	8%
Less than 1.00x	—	—	—	71	114	55	—	240	3%
Total commercial mortgage loans	597	681	689	832	895	5,230	—	8,924	100%

Residential mortgage loans
Performing	80	291	52	23	115	387	—	948	93%
Nonperforming	—	2	14	25	1	24	—	66	7%
Total residential mortgage loans	80	293	66	48	116	411	—	1,014	100%

Total mortgage loans	$677	$974	$755	$880	$1,011	$5,641	$—	$9,938	100%
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

	Accruing Loans (1)
June 30, 2025	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$2,658	$—	$—	$—	$2,658	$—	$—
Hotel	839	—	—	—	839	—	—
Office	1,130	92	—	19	1,241	—	—
Retail	1,679	—	—	—	1,679	—	—
Warehouse	2,124	—	—	—	2,124	—	—
Other	505	—	—	—	505	—	—
Total commercial	8,935	92	—	19	9,046	—	—
Residential (2)	871	70	16	72	1,029	—	—
Total	$9,806	$162	$16	$91	10,075	$—	$—
ACL					(137)
Total with ACL					$9,938

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

	Accruing Loans (1)
December 31, 2024	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$2,450	$—	$—	$—	$2,450	$—	$—
Hotel	835	—	—	—	835	—	—
Office	1,317	—	—	—	1,317	—	—
Retail	1,685	—	—	—	1,685	—	—
Warehouse	2,134	—	—	—	2,134	—	—
Other	521	—	—	—	521	—	—
Total commercial	8,942	—	—	—	8,942	—	—
Residential (2)	833	154	24	79	1,090	—	2
Total	$9,775	$154	$24	$79	$10,032	$—	$2
ACL					(121)
Total with ACL					$9,911

(1) Amortized cost or fair value for loans carried at fair value under the fair value option.
(2) At June 30, 2025 and December 31, 2024, includes $20 million and $24 million, respectively, of loans 30-89 days past due and $16 million and $24 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides information about the mortgage loans modified during the periods indicated to borrowers experiencing financial difficulty (dollars in millions):

Term Extension
	Amortized Cost Basis	Percent of Total Class
Three Months Ended June 30, 2025
Commercial mortgage loans	$—	—%

Three Months Ended June 30, 2024
Commercial mortgage loans	$—	—%

	Term Extension
	Amortized Cost Basis	Percent of Total Class
Six Months Ended June 30, 2025
Commercial mortgage loans	$—	—%

Six Months Ended June 30, 2024
Commercial mortgage loans	$23	0.25%

As of June 30, 2025, the above modified loans had no unfunded commitment.
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in millions):

	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
June 30, 2025
Commercial mortgage loans	$—	$—	$—

June 30, 2024
Commercial mortgage loans	$40	$—	$—

As of June 30, 2025 and 2024, stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $32 million and $31 million, respectively.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At June 30, 2025 and December 31, 2024, $3.5 billion and $3.5 billion of these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At June 30, 2025 and December 31, 2024, the Company had $0.9 billion and $0.9 billion, respectively, of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Other Invested Assets

Other invested assets primarily include investments in:

•Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock, which is carried at cost and adjusted for any impairment. At June 30, 2025 and December 31, 2024, FHLB capital stock had a carrying value of $119 million and $127 million, respectively;
•limited partnerships (“LPs”), which are carried at values determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At June 30, 2025 and December 31, 2024, investments in LPs had carrying values of $2.5 billion and $2.5 billion, respectively; and
•real estate, which is carried at the lower of depreciated cost or fair value and real estate occupied by the Company is carried at depreciated cost. At June 30, 2025 and December 31, 2024, real estate totaling $231 million and $232 million, respectively, included foreclosed properties with a book value of $16 million and $14 million at June 30, 2025 and December 31, 2024, respectively.

Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of June 30, 2025 and December 31, 2024, the estimated fair value of loaned securities was $38 million and $13 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At June 30, 2025 and December 31, 2024, cash collateral received in the amount of $40 million and $14 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Condensed Consolidated Balance Sheets.

At June 30, 2025 and December 31, 2024, the outstanding repurchase agreement balance was $1.1 billion and $1.5 billion, respectively, having maturities within 30 days, and was included within repurchase agreements and securities lending payable in the Condensed Consolidated Balance Sheets. These repurchase agreements were collateralized with U.S. Treasury securities and corporate securities of $1.1 billion and $1.5 billion, respectively, at June 30, 2025 and December 31, 2024.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $16 million and $28 million for the three and six months ended June 30, 2025, respectively, and $22 million and $41 million for the three and six months ended June 30, 2024, respectively, and is included within net investment income.

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

At June 30, 2025 and December 31, 2024, the fair value of the U.S. treasuries received was $1.5 billion and $1.5 billion, respectively, collateralized with corporate securities with a fair value of $1.6 billion and $1.6 billion, respectively. Subsequently, the Company provided these U.S. Treasury securities as collateral for derivative trades, and they are included as part of the derivative collateral disclosures.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Gross interest income of $17 million and $21 million and gross interest expense of $19 million and $23 million for the three months ended June 30, 2025 and 2024, respectively, and gross interest income of $33 million and $33 million and gross interest expense of $38 million and $36 million for the six months ended June 30, 2025 and 2024, respectively, are included within net investment income.

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

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	June 30, 2025
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,651	$182	$116	$66
Equity index futures (2)	37,099	—	—	—
Equity index put options	18,000	75	—	75
Interest rate swaps	4,978	3	84	(81)
Interest rate futures (2)	23,863	—	—	—
Total return swaps	1,769	—	37	(37)
Bond forwards	6,966	106	71	35
Total freestanding derivatives	94,326	366	308	58
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	825	(825)
Registered index linked annuity embedded derivatives (3)	N/A	—	4,032	(4,032)
Total embedded derivatives	N/A	—	4,857	(4,857)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	8	1	7
Cross-currency forwards	861	10	39	(29)
Funds withheld embedded derivative (4)	N/A	1,983	—	1,983
Total derivatives related to funds withheld under reinsurance treaties	1,019	2,001	40	1,961
Total	$95,345	$2,367	$5,205	$(2,838)

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivatives excluding funds withheld under reinsurance treaties
Cross-currency swaps	$58	$17	$85	$(42)
Equity index futures	(613)	(260)	(466)	(1,163)
Equity index put options	(419)	(78)	(311)	(192)
Interest rate swaps	9	(27)	37	(101)
Put-swaptions	—	(156)	—	(633)
Interest rate futures	(547)	(535)	(71)	(1,345)
Total return swaps	(176)	(51)	(64)	(198)
Bond forwards	(67)	—	48	—
Fixed index annuity embedded derivatives	(10)	(11)	(11)	(12)
Registered index linked annuity embedded derivatives	(986)	(211)	(589)	(511)
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	(2,751)	(1,312)	(1,342)	(4,197)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	(11)	2	(10)	3
Cross-currency forwards	(38)	3	(56)	16
Funds withheld embedded derivative	(130)	25	(331)	54
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	(179)	30	(397)	73
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$(2,930)	$(1,282)	$(1,739)	$(4,124)

All the Company’s trade agreements for freestanding, over-the-counter derivatives contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit.

At June 30, 2025 and December 31, 2024, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $230 million and $203 million, respectively, and held collateral was $149 million and $252 million, respectively, related to these agreements.

At June 30, 2025 and December 31, 2024, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $194 million and $267 million, respectively, and provided collateral was $329 million and $302 million, respectively, related to these agreements.

If all the downgrade provisions had been triggered at June 30, 2025 and December 31, 2024, in aggregate, the Company would have had to disburse nil and $49 million, respectively, and would have been allowed to claim $216 million and $35 million, respectively.

The Company pledged collateral of $1,447 million and $1,780 million as of June 30, 2025 and December 31, 2024, respectively, for initial margin related to uncleared margin for over-the-counter derivatives and exchange-traded futures. Variation margin on exchange traded futures is settled through the netting of cash paid/received for variation margin against the fair value of the trades.

During the second quarter of 2025, the Company purchased equity options for which option premium payments totaling $52 million were deferred until contract termination.

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

The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	June 30, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative assets	$384	$—	$384	$154	$145	$—	$85
Financial Liabilities:
Freestanding derivative liabilities	$348	$—	$348	$154	$24	$170	$—
Securities lending	40	—	40	—	40	—	—
Repurchase agreements	1,129	—	1,129	—	—	1,129	—
Repurchase agreements - collateral upgrade	1,498	(1,498)	—	—	—	—	—
Total financial liabilities	$3,015	$(1,498)	$1,517	$154	$64	$1,299	$—

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
In the above tables, the amounts of assets or liabilities presented in the Company’s Condensed Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude net embedded derivative liabilities of $4,857 million and $3,942 million as of June 30, 2025 and December 31, 2024, respectively, as these derivatives are not subject to master netting arrangements. The above tables also exclude the funds withheld embedded derivative asset (liability) of $1,983 million and $2,314 million at June 30, 2025 and December 31, 2024, respectively.

6. Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$47,128	$47,128	$43,335	$43,335
Equity securities	177	177	197	197
Mortgage loans (1)	9,938	9,584	9,911	9,351
Limited partnerships	2,546	2,546	2,505	2,505
Policy loans (1)	4,452	4,452	4,403	4,403
Freestanding derivative instruments	384	384	297	297
FHLBI capital stock	119	119	127	127
Cash and cash equivalents	3,784	3,784	3,767	3,767
Reinsurance recoverable on market risk benefits	111	111	121	121
Market risk benefit assets	8,721	8,721	8,899	8,899
Separate account assets	232,208	232,208	229,143	229,143

Liabilities
Annuity reserves (2)	40,818	39,252	38,640	36,522
Market risk benefit liabilities	3,569	3,569	3,774	3,774
Guaranteed investment contracts and funding agreements (3)	10,354	10,335	8,384	8,271
Funds withheld payable under reinsurance treaties (1)	15,740	15,740	16,742	16,742
Long-term debt	2,030	1,853	2,034	1,836
Securities lending payable (4)	40	40	14	14
Freestanding derivative instruments	348	348	361	361
Notes issued by consolidated VIEs	2,639	2,639	2,343	2,343
Repurchase agreements (4)	1,129	1,129	1,540	1,540
FHLB advances (5)	—	—	700	700
Separate account liabilities	232,208	232,208	229,143	229,143

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

•Independent pricing services: As a result of typical trading volumes and the lack of specific quoted market prices for most debt securities, independent pricing services will normally derive the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the independent pricing services and broker-dealers may use matrix or pricing model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at relevant market rates.

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

•Broker-dealer quotes: Certain securities are priced using broker-dealer quotes, which may utilize proprietary inputs and models. The majority of these quotes are non-binding. These securities are classified as Level 3 in the fair value hierarchy.

•Internally derived estimates: These fair value estimates may incorporate Level 2 and Level 3 inputs, as defined below, and are generally derived using expected future cash flows, discounted at market interest rates available from market sources based on the credit quality and duration of the instrument. For securities that may not be reliably priced using these internally developed pricing models, a fair value may be estimated using indicative market prices. These prices are indicative of an exit price, but the assumptions used to establish the fair value may not be observable or corroborated by market observable information and, therefore, represent Level 3 inputs.

For those securities that were internally valued at June 30, 2025 and December 31, 2024, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, are generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at June 30, 2025 and December 31, 2024. As a result of using the net asset value per share practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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

Policy Loans

Policy loans are funds provided to policyholders in return for a claim on the policies' values. They are repaid upon repayment, death or surrender, and there is only one market price at which the loans can be settled – the then current carrying value. The loans are limited to, and fully collateralized by, the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The reinsurance related component of policy loans at fair value under the fair value option has been classified as Level 3 within the fair value hierarchy.

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

Funds Withheld Payable Under Reinsurance Treaties

The funds withheld payable under reinsurance treaties includes:
•The funds withheld payable that is held at fair value under the fair value option: the fair value is equal to the fair value of the assets held as collateral, which primarily consists of policy loans using industry standard valuation techniques.
•The funds withheld embedded derivative: the fair value is determined based upon a total return swap technique referencing the fair value of the investments held under the reinsurance contract and requires certain significant unobservable inputs.

Both are considered Level 3 in the fair value hierarchy.

Separate Account Assets

Separate account assets are comprised of investments in mutual funds that transact regularly, but do not trade in active markets as they are not publicly available and are categorized as Level 2 assets.

Market Risk Benefits

Our market risk benefits ("MRB") assets and MRB liabilities are reported separately on our Condensed Consolidated Balance Sheets. Increases to an asset or decreases to a liability are described as favorable changes to fair value. Changes in fair value are reported in Market risk benefits (gains) losses, net on the Condensed Consolidated Income Statements. However, the change in fair value related to our own non-performance risk is recognized as a component of other comprehensive income ("OCI") and is reported in Change in non-performance on market risk benefits, net of tax expense (benefit) on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

See Note 12 - Market Risk Benefits of these Notes to Condensed Consolidated Financial Statements for more information regarding MRBs.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

Indexed-Linked Crediting Derivative Feature in Fixed Index Annuities and RILA

The fair value of the index-linked crediting derivative feature embedded in fixed index annuities and RILA, included in Annuity Reserves in the above tables, is calculated using the closed form Black-Scholes Option Pricing model or Monte Carlo simulations, as appropriate for the type of option, In the case of RILA, it is calculated using the closed form Black-Scholes Option Pricing model. The calculation incorporates such factors as the volatility of returns, the level of interest rates and the time remaining until the option expires. Additionally, although not a significant input, assumed withdrawal rates are used to estimate the expected volume of embedded options that will be realized by policyholders.

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

Fair Value Option

The Company elected the fair value option for:
•Debt securities reflected on the Company’s Condensed Consolidated Balance Sheets as debt securities related to:
◦certain consolidated investments totaling $2,754 million and $2,429 million at June 30, 2025 and December 31, 2024, respectively.
◦certain debt securities the Company began purchasing during the third quarter of 2024, for purposes of mitigating components of exposure to changes in the value of certain market risk benefits. The Company elected the fair value option on these debt securities, with changes in fair value reflected in net income, to align with the corresponding changes in the value of the market risk benefits recognized through net income. These debt securities totaling $500 million and $501 million at June 30, 2025 and December 31, 2024, respectively.

•Certain funds withheld assets, which are held as collateral for reinsurance, totaling $3,993 million and $4,054 million at June 30, 2025 and December 31, 2024, respectively, as discussed above, and include mortgage loans as discussed below.

•Certain mortgage loans held under the funds withheld reinsurance agreement with Athene. The fair value option was elected for these mortgage loans, purchased or funded after December 31, 2021, to mitigate inconsistency in earnings that would otherwise result between these mortgage loan assets and the funds withheld liability, including the associated embedded derivative, and are valued using third-party pricing services. Changes in fair value are reflected in net investment income on the Condensed Consolidated Income Statements.

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

	June 30,	December 31,
	2025	2024
Fair value	$393	$449
Aggregate contractual principal	400	464

As of June 30, 2025, no loans in good standing for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
•Notes issued by consolidated VIEs totaling $2,639 million and $2,343 million at June 30, 2025 and December 31, 2024, respectively.

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Condensed Consolidated Financial Statements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$3,174	$3,174	$—	$—
Other government securities	1,088	—	1,088	—
Public utilities	5,681	—	5,681	—
Corporate securities	30,528	—	30,154	374
Residential mortgage-backed	320	—	320	—
Commercial mortgage-backed	1,586	—	1,586	—
Other asset-backed securities	4,751	—	3,899	852
Equity securities	177	10	160	7
Mortgage loans	393	—	—	393
Limited partnerships (1)	205	—	—	205
Policy loans	3,540	—	—	3,540
Freestanding derivative instruments	384	—	384	—
Cash and cash equivalents	3,784	3,784	—	—
Reinsurance recoverable on market risk benefits	111	—	—	111
Market risk benefit assets	8,721	—	—	8,721
Separate account assets	232,208	—	232,208	—
Total	$296,651	$6,968	$275,480	$14,203

Liabilities
Embedded derivative liabilities (2)	$4,857	$—	$4,857	$—
Funds withheld payable under reinsurance treaties (3)	1,784	—	—	1,784
Freestanding derivative instruments	348	—	348	—
Notes issued by consolidated VIEs	2,639	—	2,639	—
Market risk benefit liabilities	3,569	—	—	3,569
Total	$13,197	$—	$7,844	$5,353

(1) Excludes $2,341 million of limited partnership investments measured at NAV.

(2) Includes the embedded derivative liabilities of $4,032 million related to RILA and $825 million liability of fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $1,983 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	June 30, 2025
Assets	Total	Internal	External
Debt securities:
Corporate	$374	$30	$344
Other asset-backed securities	852	48	804
Equity securities	7	1	6
Mortgage loans	393	—	393
Limited partnerships	205	1	204
Policy loans	3,540	3,540	—
Reinsurance recoverable on market risk benefits	111	111	—
Market risk benefit assets	8,721	8,721	—
Total	$14,203	$12,452	$1,751

Liabilities
Funds withheld payable under reinsurance treaties (1)	1,784	1,784	—
Market risk benefit liabilities	3,569	3,569	—
Total	$5,353	$5,353	$—

(1) Includes the Athene Embedded Derivative asset of $1,983 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on internally-priced Level 3 assets and liabilities that use significant unobservable inputs (dollar amounts in millions):

As of June 30, 2025
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$111	Discounted cash flow	Mortality(1)	0.01% - 20.63%	Increase
			Lapse(2)	1.47% - 8.10%	Increase
			Utilization(3)	0.00% - 50.00%	Decrease
			Withdrawal(4)	41.00% - 46.50%	Decrease
			Non-performance risk adjustment(5)	0.23% - 1.16%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Market risk benefit assets	$8,721	Discounted cash flow	Mortality(1)	0.00% - 23.47%	Increase
			Lapse(2)	0.05% - 30.76%	Increase
			Utilization(3)	0.00% - 100.00%	Decrease
			Withdrawal(4)	4.00% - 100.00%	Decrease
			Non-performance risk adjustment(5)	0.62% - 1.85%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Liabilities
Market risk benefit liabilities	$3,569	Discounted cash flow	Mortality(1)	0.00% - 23.47%	Decrease
			Lapse(2)	0.05% - 30.76%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	4.00% - 100.00%	Increase
			Non-performance risk adjustment(5)	0.62% - 1.85%	Decrease
			Long-term Equity Volatility(6)	18.50%	Increase
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

•Securities: At June 30, 2025 and December 31, 2024, securities of $80 million and $121 million, respectively, of debt securities, equity securities, and limited partnerships are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

•Policy Loans: Policy loans that support funds withheld reinsurance agreements that are held at fair value under the fair value option on the Company’s Condensed Consolidated Balance Sheets are excluded from the tables above. These policy loans do not have a stated maturity and the balances, plus accrued investment income, are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans, which includes accrued investment income, approximates fair value and is classified as Level 3 within the fair value hierarchy.
•Funds Withheld Payable:
◦Under the Reassure America Life Insurance Company reinsurance treaties, fair value is determined based upon the fair value of the funds withheld investments held by the Company and is excluded from the tables above.
◦Under the Athene reinsurance treaty, the calculation includes the Athene embedded derivative which is measured at fair value. The valuation of the embedded derivative utilizes a total return swap technique that incorporates the fair value of the invested assets supporting the reinsurance agreement as a component of the valuation and is excluded from the table above.

As a result, these valuations require certain significant inputs that are generally not observable and, accordingly, the valuation is considered Level 3 in the fair value hierarchy.

•GMIB reinsurance recoverable: fair value calculation is based on the present value of future cash flows comprised of future expected reinsurance benefit receipts, less future attributed premium payments to reinsurers, over the lives of the contracts. Estimating these cash flows requires actuarially determined assumptions related to expectations concerning policyholder behavior and long-term market volatility. The more significant policyholder behavior actuarial assumptions include benefit utilization, lapse, and mortality.

•MRB asset and liability: fair value calculation is based on the present value of future cash flows comprised of future expected benefit payments, less future attributed fees (if applicable), over the lives of the contracts. Estimating these cash flows requires numerous estimates and subjective judgments related to capital market inputs, as well as actuarially determined assumptions related to expectations concerning policyholder behavior. The more significant actuarial assumptions include benefit utilization by policyholders, lapse, mortality, and withdrawal rates. Best estimate assumptions plus risk margins are used as applicable.

The tables below provide roll-forwards for the three and six months ended June 30, 2025 and 2024 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		April 1,	Income	Comprehensive	and	(out of)	June 30,
Three Months Ended June 30, 2025		2025	(Loss)	Income (Loss)	Settlements	Level 3	2025
Assets
	Debt securities
	Corporate securities	$300	$10	$(1)	$62	$3	$374
	Other asset-backed securities	791	(52)	30	141	(58)	852
	Equity securities	7	—	—	—	—	7
	Mortgage loans	451	3	—	(61)	—	393
	Limited partnerships	203	2	—	—	—	205
	Policy loans	3,492	81	—	(33)	—	3,540
	Reinsurance recoverable on market risk benefits	126	(15)	—	—	—	111
	Market risk benefit assets	7,326	1,395	—	—	—	8,721

Liabilities
	Funds withheld payable under reinsurance treaties	(1,560)	(211)	—	(13)	—	(1,784)
	Market risk benefit liabilities	(4,125)	823	(267)	—	—	(3,569)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		April 1,	Income	Comprehensive	and	(out of)	June 30,
Three Months Ended June 30, 2024		2024	(Loss)	Income (Loss)	Settlements	Level 3	2024
Assets
	Debt securities
	Other government securities	$152	$—	$(1)	$—	$—	$151
	Public utilities	44	(1)	1	—	—	44
	Corporate securities	94	5	(1)	(7)	(18)	73
	Other asset-backed securities	988	1	—	(70)	—	919
	Equity securities	8	(1)	—	—	—	7
	Mortgage loans	455	(1)	—	(24)	—	430
	Limited partnerships	137	5	—	10	—	152
	Policy loans	3,448	82	—	(19)	—	3,511
	Reinsurance recoverable on market risk benefits	126	(5)	—	—	—	121
	Market risk benefit assets	8,025	531	—	—	—	8,556

Liabilities
	Funds withheld payable under reinsurance treaties	(1,122)	(55)	—	16	—	(1,161)
	Market risk benefit liabilities	(3,843)	(8)	(39)	—	—	(3,890)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	June 30,
Six Months Ended June 30, 2025		2025	(Loss)	Income (Loss)	Settlements	Level 3	2025
Assets
	Debt securities
	Public utilities	$44	$—	$—	$(44)	$—	$—
	Corporate securities	274	10	3	89	(2)	374
	Other asset-backed securities	661	(52)	28	152	63	852
	Equity securities	7	—	—	—	—	7
	Mortgage loans	449	7	—	(63)	—	393
	Limited partnerships	195	9	—	1	—	205
	Policy loans	3,489	71	—	(20)	—	3,540
	Reinsurance recoverable on market risk benefits	121	(10)	—	—	—	111
	Market risk benefit assets	8,899	(178)	—	—	—	8,721

Liabilities
	Funds withheld payable under reinsurance treaties	(1,353)	(404)	—	(27)	—	(1,784)
	Market risk benefit liabilities	(3,774)	145	60	—	—	(3,569)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	June 30,
Six Months Ended June 30, 2024		2024	(Loss)	Income (Loss)	Settlements	Level 3	2024
Assets
	Debt securities
	Other government securities	$150	$—	$1	$—	$—	$151
	Public utilities	41	(1)	1	3	—	44
	Corporate securities	83	5	(1)	(2)	(12)	73
	Other asset-backed securities	975	—	—	(56)	—	919
	Equity securities	8	(1)	—	—	—	7
	Mortgage loans	481	(3)	—	(48)	—	430
	Limited partnerships	135	7	—	10	—	152
	Policy loans	3,457	111	—	(57)	—	3,511
	Reinsurance recoverable on market risk benefits	149	(28)	—	—	—	121
	Market risk benefit assets	6,737	1,819	—	—	—	8,556

Liabilities
	Funds withheld payable under reinsurance treaties	(1,158)	(56)	—	53	—	(1,161)
	Market risk benefit liabilities	(4,785)	1,444	(549)	—	—	(3,890)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the three and six months ended June 30, 2025 and 2024 shown above are as follows (in millions):

Three Months Ended June 30, 2025	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$79	$(17)	$—	$—	$62
Other asset-backed securities	176	(35)	—	—	141
Mortgage loans	18	(79)	—	—	(61)
Policy loans	—	—	11	(44)	(33)
Total	$273	$(131)	$11	$(44)	$109

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(262)	$249	$(13)

Three Months Ended June 30, 2024	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$—	$(7)	$—	$—	$(7)
Other asset-backed securities	33	(103)	—	—	(70)
Mortgage loans	43	(67)	—	—	(24)
Limited partnerships	10	—	—	—	10
Policy loans	—	—	—	(19)	(19)
Total	$86	$(177)	$—	$(19)	$(110)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(184)	$200	$16

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

Six Months Ended June 30, 2025	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Public utilities	$—	$(44)	$—	$—	$(44)
Corporate securities	183	(94)	—	—	89
Other asset-backed securities	334	(182)	—	—	152
Mortgage loans	99	(162)	—	—	(63)
Limited partnerships	1	—	—	—	1
Policy loans	—	—	72	(92)	(20)
Total	$617	$(482)	$72	$(92)	$115

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(378)	$351	$(27)

Six Months Ended June 30, 2024	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Public utilities	$3	$—	$—	$—	$3
Corporate securities	13	(15)	—	—	(2)
Other asset-backed securities	107	(163)	—	—	(56)
Mortgage loans	91	(139)	—	—	(48)
Limited partnerships	10	—	—	—	10
Policy loans	—	—	63	(120)	(57)
Total	$224	$(317)	$63	$(120)	$(150)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(344)	$397	$53

For the three and six months ended June 30, 2025, transfers from Level 3 to Level 2 of the fair value hierarchy were $46 million and $104 million, transfers from Level 2 to Level 3 were $(9) million and $165 million, and transfers from Level 3 to NAV were nil and nil.

For the three and six months ended June 30, 2024, transfers from Level 3 to Level 2 of the fair value hierarchy were $7 million and $16 million, transfers from Level 2 to Level 3 were $(11) million and $4 million, and transfers from Level 3 to NAV were nil and nil.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The portion of gains (losses) included in net income (loss) or OCI attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Three Months Ended June 30,
	2025		2024
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Other government securities	$—	$—	$—	$(1)
Public utilities	—	—	(1)	1
Corporate securities	7	(2)	2	(1)
Other asset-backed securities	(51)	30	—	—
Mortgage loans	3	—	(1)	—
Limited partnerships	2	—	1	—
Policy loans	81	—	82	—
Reinsurance recoverable on market risk benefits	(15)	—	(5)	—
Market risk benefit assets	1,395	—	531	—

Liabilities
Funds withheld payable under reinsurance treaties	(211)	—	(55)	—
Market risk benefit liabilities	823	(267)	(8)	(39)

	Six Months Ended June 30,
	2025		2024
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Other government securities	$—	$—	$—	$1
Public utilities	—	—	(1)	1
Corporate securities	7	2	1	(1)
Other asset-backed securities	(51)	27	(1)	—
Mortgage loans	7	—	(3)	—
Limited partnerships	9	—	1	—
Policy loans	71	—	111	—
Reinsurance recoverable on market risk benefits	(10)	—	(28)	—
Market risk benefit assets	(178)	—	1,819	—

Liabilities
Funds withheld payable under reinsurance treaties	(404)	—	(56)	—
Market risk benefit liabilities	145	60	1,444	(549)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Fair Value of Financial Instruments Carried at Other Than Fair Value

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions):

	June 30, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$9,545	$9,191	$—	$—	$9,191
Policy loans	912	912	—	—	912
FHLBI capital stock	119	119	119	—	—

Liabilities
Annuity reserves (1)	$35,961	$34,395	$—	$—	$34,395
Guaranteed investment contracts and funding agreements (2)	10,354	10,335	—	—	10,335
Funds withheld payable under reinsurance treaties	13,956	13,956	—	—	13,956
Long-term debt	2,030	1,853	—	1,853	—
Securities lending payable (3)	40	40	—	40	—
FHLB advances (4)	—	—	—	—	—
Repurchase agreements (3)	1,129	1,129	—	1,129	—
Separate account liabilities (5)	232,208	232,208	—	232,208	—

	December 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$9,462	$8,902	$—	$—	$8,902
Policy loans	914	914	—	—	914
FHLBI capital stock	127	127	127	—	—

Liabilities
Annuity reserves (1)	$34,698	$32,580	$—	$—	$32,580
Guaranteed investment contracts and funding agreements (2)	8,384	8,271	—	—	8,271
Funds withheld payable under reinsurance treaties	15,389	15,389	—	—	15,389
Long-term debt	2,034	1,836	—	1,836	—
Securities lending payable (3)	14	14	—	14	—
Repurchase agreements (3)	1,540	1,540	—	1,540	—
FHLB advances (4)	700	700	—	700	—
Separate account liabilities (5)	229,143	229,143	—	229,143	—

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The following is a discussion of the methodologies used to determine fair values of the financial instruments that are not reported at fair value reported in the table above:

•Mortgage Loans: Fair values are generally determined by discounting expected future cash flows at current market interest rates, inclusive of a credit spread, for similar quality loans. For loans whose value is dependent on the underlying property, fair value is the estimated value of the collateral. Certain characteristics considered significant in determining the spread or collateral value may be based on internally developed estimates. As a result, these investments have been classified as Level 3 within the fair value hierarchy.

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

•Policy Loans: As described under “Policy Loans” in Note 4 – Investments of these Notes to Condensed Consolidated Financial Statements, due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The non-reinsurance related component of policy loans has been classified as Level 3 within the fair value hierarchy.

•FHLBI Capital Stock: FHLBI capital stock, which is included in other invested assets, can only be sold to FHLBI at a constant price of $100 per share. Due to the lack of valuation uncertainty, the investment has been classified as Level 1.

•Other Contract Holder Funds: Fair values for immediate annuities without mortality features are derived by discounting the future estimated cash flows using current market interest rates for similar maturities. Fair values for deferred annuities, including the fixed option on variable annuities, fixed annuities, fixed index annuities and RILAs, are determined using projected future cash flows discounted at current market interest rates.

Fair values for guaranteed investment contracts and funding agreements are based on the present value of future cash flows discounted at current market interest rates.

•Funds Withheld Payable Under Reinsurance Treaties: The fair value of the funds withheld payable is equal to the fair value of the assets held as collateral, which primarily consists of bonds, mortgages, limited partnerships, and cash and cash equivalents. The fair value of the assets generally uses industry standard valuation techniques as described above and the funds withheld payable components are valued consistent with the assets in the fair value hierarchy and the funds withheld payable is classified in its entirety according to the lowest level input that is significant to the determination of the fair value. The funds withheld payable is classified as Level 3 within the fair value hierarchy.

•Debt: Fair values for the Company’s surplus notes and long-term debt are generally determined by prices obtained from independent broker dealers or discounted cash flow models. Such prices are derived from market observable inputs and are classified as Level 2.

•Securities Lending Payable: The Company’s securities lending payable is set equal to the cash collateral received. Due to the short-term nature of the loans, carrying value is a reasonable estimate of fair value and is classified as Level 2.

•FHLB Advances: Carrying value of the Company’s FHLB advances, which are included in other liabilities, is considered a reasonable estimate of fair value due to their short-term maturities and are classified as Level 2.

•Repurchase Agreements: Carrying value of the Company’s repurchase agreements is considered a reasonable estimate of fair value due to their short-term maturities and are classified as Level 2.

•Separate Account Liabilities: The values of separate account liabilities are set equal to the values of separate account assets, which are comprised of investments in mutual funds that transact regularly, but do not trade in active markets as they are not publicly available and are categorized as Level 2.

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

	Six Months Ended June 30,	Year Ended December 31,
	2025	2024
Variable Annuities
Balance, beginning of period	$11,314	$11,967
Deferrals of acquisition costs	217	411
Amortization	(517)	(1,064)
Variable Annuities balance, end of period	$11,014	$11,314

Reconciliation of total DAC
Variable Annuities balance, end of period	$11,014	$11,314
Other product lines, end of period	667	573
Total balance, end of period	$11,681	$11,887

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

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020, to reinsure on a 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement ("the coinsurance agreement") required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.1 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $63 million at June 30, 2025.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The Company regularly monitors the financial strength ratings of its reinsurers. At June 30, 2025 and December 31, 2024, the Company had an allowance for credit losses (“ACL”) of $26 million and $27 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the Condensed Consolidated Balance Sheets. The ACL considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements.

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

Components of the Company’s reinsurance recoverable excluding MRBs were as follows (in millions):

	June 30,	December 31,
	2025	2024
Reserves:
Life	$5,156	$5,205
Accident and health	442	450
Annuity benefits (1)	14,173	15,526
Claims liability and other	638	649
Total	$20,409	$21,830
(1)     Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

Components of the Company’s reinsurance recoverable on market risk benefits were as follows (in millions):

	June 30,	December 31,
	2025	2024
Variable annuity	$43	$62
Other product lines	68	59
Total	$111	$121

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

Funds withheld under reinsurance agreement with Athene

The Company recognizes a liability for the embedded derivative related to the funds withheld under the reinsurance agreement with Athene within funds withheld payable under reinsurance treaties in the Condensed Consolidated Balance Sheets. The embedded derivative is measured at fair value with changes in fair value reported in net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements. At inception of the reinsurance agreement with Athene, the fair value of the withheld investments differed from their book value and, accordingly, while the investments are held, the amortization of this difference is reported in net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements. See Note 5 - Derivative Instruments of these Notes to Condensed Consolidated Financial Statements for more information on the embedded derivative.

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

The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the Condensed Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2025	2024
Assets
Debt securities, available-for-sale	$8,330	$9,058
Debt securities, at fair value under the fair value option	60	116
Equity securities	114	125
Mortgage loans	2,467	2,611
Mortgage loans, at fair value under the fair value option	393	449
Policy loans	3,552	3,501
Freestanding derivative instruments, net	(22)	45
Other invested assets	725	777
Cash and cash equivalents	309	253
Accrued investment income	103	114
Other assets and liabilities, net	(24)	(41)
Total assets (1)	$16,007	$17,008

Liabilities
Funds held under reinsurance treaties (2)	$15,740	$16,742
Total liabilities	$15,740	$16,742
(1)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
(2) Includes funds withheld embedded derivative asset (liability) of $1,983 million and $2,314 million at June 30, 2025 and December 31, 2024, respectively.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Debt securities (1)	$94	$137	$194	$282
Equity securities	1	—	1	9
Mortgage loans (2)	41	45	84	94
Policy loans	83	82	166	164
Limited partnerships	17	32	27	28
Other investment income	3	5	7	10
Total investment income on funds withheld assets	239	301	479	587
Other investment expenses on funds withheld assets (3)	(12)	(16)	(25)	(32)
Total net investment income on funds withheld reinsurance treaties	$227	$285	$454	$555

(1)    Includes nil and $1 million for the three and six months ended June 30, 2025, respectively, and nil and $1 million for the three and six months ended June 30, 2024, respectively, related to the change in fair value for securities carried under the fair value option.
(2)    Includes $3 million and $7 million for the three and six months ended June 30, 2025, respectively, and $1 million and $(3) million for the three and six months ended June 30, 2024, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Available-for-sale securities
Realized gains on sale	$3	$1	$8	$3
Realized losses on sale	(25)	(11)	(74)	(30)
Credit loss expense	(25)	(7)	(27)	(6)
Gross impairments	—	—	—	—
Credit loss expense on mortgage loans	1	—	(3)	7
Other	15	(3)	22	(10)
Net gains (losses) on non-derivative investments	(31)	(20)	(74)	(36)
Net gains (losses) on derivative instruments	(49)	5	(66)	19
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	(247)	(199)	(575)	(398)
Total net gains (losses) on derivatives and investments	$(327)	$(214)	$(715)	$(415)

(1) Includes the Athene embedded derivative gain (loss) of $(130) million and $(331) million for the three and six months ended June 30, 2025, respectively, and $25 million and $54 million for the three and six months ended June 30, 2024, respectively.

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

For universal life-type insurance contracts, a liability is recognized for the policyholder’s account value as discussed further in Note 10 of these Notes to Condensed Consolidated Financial Statements. Where these contracts provide additional benefits beyond the account balance or base insurance coverage that are not market risk benefits or embedded derivatives, liabilities in addition to the policyholder’s account value are recognized. These additional liabilities for annuitization, death and other insurance benefits are reported within reserves for future policy benefits and claims payable. The methodology uses a benefit ratio defined as a constant percentage of the assessment base. This ratio is multiplied by current period assessments to determine the reserve accrual for the period. The assumptions used in the measurement of the additional liabilities for annuitization, death and other insurance benefits are based on best estimate assumptions including mortality, persistency, investment returns, and discount rates. These assumptions are similarly subject to the annual review process discussed above. As available-for-sale debt securities are carried at fair value, an adjustment is made to these additional liabilities equal to the change in liability that would have occurred if such securities had been sold at their stated fair value and the proceeds reinvested at current yields. This adjustment, along with the change in net unrealized gains (losses) on available-for-sale debt securities, net of applicable tax, is credited or charged directly to equity as a component of OCI.

See Note 10 - Other Contract Holder Funds of these Notes to Condensed Consolidated Financial Statements for more information regarding other contract holder funds.

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

The following table summarizes the Company’s reserves for future policy benefits and claims payable balances (in millions):

	June 30,	December 31,
	2025	2024
Reserves for future policy benefits
Payout Annuities	$1,150	$1,095
Closed Block Life	3,520	3,578
Closed Block Annuity	3,751	3,837
Reserves for future policy benefits	8,421	8,510
Additional liabilities
Closed Block Life	1,186	1,184
Other future policy benefits and claims payable	1,322	1,378
Reserves for future policy benefits and claims payable	$10,929	$11,072

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following tables present the roll-forward of components of reserves for future policy benefits (in millions):

	Present Value of Expected Net Premiums
	Six Months Ended June 30,			Year Ended December 31,
	2025			2024
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$—	$847	$—	$—	$1,140	$—
Beginning of period cumulative effect of changes in discount rate assumptions	—	125	—	—	113	—
Beginning balance at original discount rate	—	972	—	—	1,253	—
Effect of changes in cash flow assumptions	—	—	—	—	(193)	—
Effect of actual variances from expected experience	—	(21)	—	—	(2)	—
Balance adjusted for variances from expectation	—	951	—	—	1,058	—
Issuances	—	1	—	—	4	—
Interest accrual	—	17	—	—	41	—
Net premiums collected	—	(61)	—	—	(131)	—
Ending balance at original discount rate	—	908	—	—	972	—
End of period cumulative effect of changes in discount rate assumptions	—	(104)	—	—	(125)	—
Balance, end of period	$—	$804	$—	$—	$847	$—

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable

	Present Value of Expected Future Policy Benefits
	Six Months Ended June 30,			Year Ended December 31,
	2025			2024
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$1,095	$4,425	$3,837	$1,090	$5,134	$4,215
Beginning of period cumulative effect of changes in discount rate assumptions	100	806	255	99	767	185
Beginning balance at original discount rate (including DPL of $91, nil and $588 in June 30, 2025, and $42, nil and $626 in December 31, 2024 for payout annuities, closed block life and closed block annuity, respectively)	1,195	5,231	4,092	1,189	5,901	4,400
Effect of changes in cash flow assumptions	—	—	—	(41)	(247)	(13)
Effect of actual variances from expected experience	(9)	(1)	1	(34)	(6)	4
Balance adjusted for variances from expectation	1,186	5,230	4,093	1,114	5,648	4,391
Issuances	95	3	—	173	10	—
Interest accrual	23	74	86	45	165	182
Benefits payments	(75)	(269)	(227)	(137)	(592)	(481)
Ending balance of original discount rate (including DPL of $92, nil and $564 in June 30, 2025, and $91, nil and $588 in December 31, 2024 for payout annuities, closed block life and closed block annuity, respectively)	1,229	5,038	3,952	1,195	5,231	4,092
End of period cumulative effect of changes in discount rate assumptions	(79)	(714)	(201)	(100)	(806)	(255)
Balance, end of period	$1,150	$4,324	$3,751	$1,095	$4,425	$3,837

Reserves for future policy benefits	1,150	3,520	3,751	1,095	3,578	3,837
Less: Reinsurance recoverable	121	1,948	4	109	1,978	4
Reserves for future policy benefits, after reinsurance recoverable	$1,029	$1,572	$3,747	$986	$1,600	$3,833

The following table presents the weighted average duration of the reserves for future policy benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity
June 30, 2025
Weighted average duration (years)	6.4	6.7	6.5
December 31, 2024
Weighted average duration (years)	6.5	6.9	6.6

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

	June 30, 2025		December 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future benefit payments	$1,589	$1,058	$1,530	$1,003
Expected future gross premiums	—	—	—	—
Closed Block Life
Expected future benefit payments	6,544	4,438	6,820	4,539
Expected future gross premiums	4,359	2,630	4,589	2,729
Closed Block Annuity
Expected future benefit payments	4,827	3,187	4,988	3,226
Expected future gross premiums	$—	$—	$—	$—

The following table presents the amount of revenue and interest related to non-participating traditional and limited-pay insurance contracts recognized in the Condensed Consolidated Income Statements (in millions):

	Gross Premiums		Interest Expense
	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Payout Annuities	$35	$53	$23	$45
Closed Block Life	148	316	57	124
Closed Block Annuity	(1)	(2)	86	182
Total	$182	$367	$166	$351

The following table presents the weighted average interest rate for the reserves for future policy benefits at the cohort's level for the locked-in discount rate (interest accretion rate), and current discount rate, weighted by the cohort's benefit reserve amount:

	June 30, 2025	December 31, 2024
Payout Annuities
Interest accretion rate	4.17%	4.06%
Current discount rate	5.28%	5.52%
Closed Block Life
Interest accretion rate	3.05%	3.05%
Current discount rate	5.51%	5.65%
Closed Block Annuity
Interest accretion rate	4.40%	4.40%
Current discount rate	5.31%	5.54%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following table presents a roll-forward of Closed Block Life additional liabilities for annuitization, death and other insurance benefits (in millions):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Balance, beginning of period	$1,184	$1,153
Beginning of period cumulative effect of changes in shadow adjustments	23	17
Beginning balance excluding shadow	1,207	1,170
Effect of changes in cash flow assumptions	—	90
Effect of actual variances from expected experience	14	18
Interest accrual	29	57
Net assessments collected	(46)	(128)
Ending balance excluding shadow	1,204	1,207
End of period cumulative effect of changes in shadow adjustments	(18)	(23)
Balance, end of period	$1,186	$1,184

The following table presents the weighted average duration of Closed Block Life additional liabilities for annuitization, death and other insurance benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	June 30, 2025	December 31, 2024
Weighted average duration (years)	9.1	9.1

The following table presents assessments and interest expense of Closed Block Life additional liabilities for annuitization, death and other insurance benefits recognized in the Condensed Consolidated Income Statements (in millions):

	Assessments		Interest Expense
	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Additional liability for annuitization, death and other insurance benefits	$(46)	$(128)	$29	$57

The following table presents the weighted average current discount rate of Closed Block Life additional liabilities for annuitization, death and other insurance benefits, applied at the cohort level weighted by reserve benefit amount:

	June 30, 2025	December 31, 2024
Weighted average current discount rate	4.99%	4.99%

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

Universal life-type contracts have, as a principal component, an account balance in which interest is credited to policyholders and assessments are deducted for mortality risk and contract administration. The account balance is recognized as a liability within other contract holder funds, and the liability is updated each period for fee and assessment deductions and increased for interest or returns credited to the account balance.

Certain of our universal life-type contracts contain features that are not classified as market risk benefits or embedded derivatives but provide additional benefits beyond the account balance or base insurance coverage for which a liability in addition to the account balance is necessary. These additional liabilities for death or other insurance benefits are reported as a component of reserves for future policy benefits and claims payable in the Condensed Consolidated Balance Sheets. See Note 9 - Reserves for Future Policy Benefits and Claims Payable of these Notes to the Condensed Consolidated Financial Statements for more information regarding these additional liabilities.

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

For our fixed index annuities and registered index linked annuities, the index-linked crediting derivative feature issued by the Company is accounted for as an embedded derivative measured at fair value and reported as a component of other contract holder funds on the Condensed Consolidated Balance Sheets with changes in fair value recorded in net income within net gains (losses) on derivatives and investments. The fair value is determined using an option-budget method with capital market inputs of market index returns and discount rates as well as actuarial assumptions including lapse, mortality and withdrawal rates. Favorable equity market movements cause increases in future contract holder benefits, resulting in an increase in the fair value of the embedded derivative liability (and vice versa). The Company also establishes a host contract reserve to support the underlying guaranteed account value growth. This host contract liability is included as a component of other contract holder funds on the Condensed Consolidated Balance Sheets. Interest is accreted to the host contract liability using an effective yield method.

Our annuity products may contain certain features or guarantees that are classified as MRBs. These market risk benefits are a component of the market risk benefits line items in the Condensed Consolidated Balance Sheet. See Note 12 - Market Risk Benefits of these Notes to Condensed Consolidated Financial Statements for more information regarding market risk benefits.

The Company’s institutional products business is comprised of the guaranteed investment contracts, funding agreements backed by medium-term notes ("FABN funding agreements"), funding agreements backed by commercial paper ("FABCP funding agreements"), and funding agreements issued in conjunction with the Company's participation in the U.S. Federal Home Loan Bank ("FHLB") program ("FHLB funding agreements") described below.

•FABN funding agreements: Jackson has established a $32 billion aggregate funding agreement-backed note (“FABN”) program, pursuant to which a special purpose statutory business trust may issue medium-term notes and deposit the proceeds with Jackson pursuant to a FABN funding agreement issued by Jackson to the special purpose statutory trust. The carrying values at June 30, 2025 and December 31, 2024 totaled $7.3 billion and $5.9 billion, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
Liabilities for foreign currency denominated FABN funding agreements that are adjusted to reflect the effects of foreign currency translation gains and losses using exchange rates as of the reporting date. Foreign currency translation gains and losses are included in net gains (losses) on derivatives and investments. FABN funding agreements issued in a foreign currency have been hedged for changes in exchange rates using cross-currency swaps.

•FABCP funding agreements: In the second quarter of 2025, Jackson established a FABCP funding agreement program, pursuant to which a special purpose limited liability company may issue commercial paper and deposit the proceeds with Jackson under FABCP funding agreements issued by Jackson to the special purpose limited liability company. The current maximum aggregate principal amount permitted to be outstanding at any one time under the program is $3.0 billion. As of June 30, 2025, the Company had $459 million outstanding under the program.

•FHLB funding agreements: Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of funding agreements issued to, and short-term and long-term borrowings from FHLBI. At June 30, 2025 and December 31, 2024, the Company held $119 million and $127 million of FHLBI capital stock, respectively, supporting $2.0 billion and $2.7 billion in FHLB funding agreements and short-term and long-term borrowings at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, the FHLB funding agreements and short-term and long-term borrowings were collateralized by mortgage-related securities and commercial mortgage loans with a carrying value of $3.0 billion and $4.2 billion, respectively.

The following table presents the liabilities for other contract holder funds (in millions):

	June 30, 2025	December 31, 2024
Variable Annuity	$6,779	$7,206
RILA	14,746	11,685
Fixed Index Annuities	7,809	8,515
Fixed Annuity	9,551	9,615
Payout Annuity	853	844
Closed Block Life	10,602	10,750
Closed Block Annuity	1,097	1,149
Institutional Products	10,354	8,384
Other Product Lines	162	164
Total other contract holder funds	$61,953	$58,312

The following table presents a roll-forward of other contract holder funds, gross of reinsurance (in millions):

			Fixed			Closed	Closed
	Variable		Indexed	Fixed	Payout	Block	Block
	Annuity	RILA	Annuities	Annuity	Annuity	Life	Annuity	Total
Balance as of January 1, 2025	$7,206	$11,685	$8,515	$9,615	$844	$10,750	$1,149	$49,764
Deposits	421	2,580	74	580	108	139	1	3,903
Surrenders, withdrawals and benefits	(1,038)	(136)	(900)	(733)	(113)	(350)	(73)	(3,343)
Net transfers from (to) separate accounts	126	—	—	—	—	—	—	126
Investment performance / change in value of equity option	—	588	53	—	—	—	—	641
Interest credited	93	29	75	169	14	315	20	715
Policy charges and other	(29)	—	(8)	(80)	—	(252)	—	(369)
Balance as of June 30, 2025	$6,779	$14,746	$7,809	$9,551	$853	$10,602	$1,097	$51,437

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

			Fixed			Closed	Closed
	Variable		Indexed	Fixed	Payout	Block	Block
	Annuity	RILA	Annuities	Annuity	Annuity	Life	Annuity	Total
Balance as of January 1, 2024	$8,396	$5,219	$10,243	$9,736	$860	$11,039	$1,252	$46,745
Deposits	722	5,674	181	1,427	214	280	4	8,502
Surrenders, withdrawals and benefits	(2,160)	(193)	(2,298)	(1,706)	(258)	(694)	(151)	(7,460)
Net transfers from (to) separate accounts	94	—	—	—	—	—	—	94
Investment performance / change in value of equity option	—	948	232	—	—	—	—	1,180
Interest credited	225	37	175	319	28	613	45	1,442
Policy charges and other	(71)	—	(18)	(161)	—	(488)	(1)	(739)
Balance as of December 31, 2024	$7,206	$11,685	$8,515	$9,615	$844	$10,750	$1,149	$49,764

The following table presents weighted average crediting rate, net amount at risk, and cash surrender value of contract holder account balances (dollars in millions):

			Fixed			Closed	Closed
	Variable		Indexed	Fixed	Payout	Block	Block
	Annuity	RILA	Annuities	Annuity	Annuity	Life	Annuity
June 30, 2025
Weighted-average crediting rate (1)	2.74%	0.39%	1.92%	3.54%	3.28%	5.94%	3.65%
Net amount at risk (2)	$—	$—	$—	$—	$—	$15,208	$—
Cash surrender value (3)	$6,742	$14,283	$7,578	$9,358	$—	$10,531	$1,097
December 31, 2024
Weighted-average crediting rate (1)	3.12%	0.32%	2.06%	3.32%	3.32%	5.70%	3.92%
Net amount at risk (2)	$—	$—	$—	$—	$—	$15,713	$—
Cash surrender value (3)	$7,153	$11,285	$8,256	$9,446	$—	$10,694	$1,148
(1) Weighted average crediting rate is the average crediting rate weighted by contract holder account balances invested in fixed account funds.
(2) Net amount at risk represents the standard excess benefit base for guaranteed death benefits on universal life type products. The net amount at risk associated with market risk benefits are presented within Note 12 - Market Risk Benefits of these Notes to Condensed Consolidated Financial Statements.
(3) Cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less the applicable surrender charges.

At June 30, 2025 and December 31, 2024, excluding reinsurance business, approximately 93% and 94% of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively. At June 30, 2025 and December 31, 2024, excluding reinsurance business, approximately 82% and 82% of the Company’s closed block life account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
The following table presents contract holder account balances invested in fixed account funds by range of guaranteed minimum crediting rates and the related range of the difference between rates being credited to other contract holder funds and the respective guaranteed minimums (in millions):

	June 30, 2025
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	150	—	1	—	151
Greater than 2.50%	6,565	63	—	—	6,628
Total	$6,715	$63	$1	$—	$6,779

RILA
0.00%-1.50%	$6	$—	$3	$4	$13
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	85	39	—	—	124
Total	$91	$39	$3	$4	$137

Fixed Indexed Annuities
0.00%-1.50%	$4	$12	$2	$31	$49
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	16	—	91	44	151
Total	$20	$12	$93	$75	$200

Fixed Annuities
0.00%-1.50%	$31	$40	$19	$19	$109
1.51%-2.50%	17	1	1	—	19
Greater than 2.50%	2,586	36	—	270	2,892
Total	$2,634	$77	$20	$289	$3,020

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	11	—	—	12
Greater than 2.50%	5,358	397	736	5	6,496
Total	$5,359	$408	$736	$5	$6,508

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	11	12
Greater than 2.50%	905	18	24	—	947
Total	$905	$18	$25	$11	$959

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

	December 31, 2024
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$10	$—	$—	$10
1.51%-2.50%	153	—	—	—	153
Greater than 2.50%	7,043	—	—	—	7,043
Total	$7,196	$10	$—	$—	$7,206

RILA
0.00%-1.50%	$6	$—	$3	$4	$13
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	89	10	—	—	99
Total	$95	$10	$3	$4	$112

Fixed Index Annuities
0.00%-1.50%	$3	$8	$2	$38	$51
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	17	—	94	28	139
Total	$20	$8	$96	$66	$190

Fixed Annuities
0.00%-1.50%	$34	$44	$28	$1	$107
1.51%-2.50%	24	1	1	—	26
Greater than 2.50%	2,075	41	1	265	2,382
Total	$2,133	$86	$30	$266	$2,515

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	11	—	—	12
Greater than 2.50%	5,461	403	746	5	6,615
Total	$5,462	$414	$746	$5	$6,627

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	11	12
Greater than 2.50%	950	19	25	—	994
Total	$950	$19	$26	$11	$1,006

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities

11.    Separate Account Assets and Liabilities

The Company issues variable contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). The Company also issues variable contracts through separate accounts where the Company contractually guarantees to the contract holder (variable contracts with guarantees) either a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (guaranteed minimum death benefits, or "GMDB"), at annuitization (guaranteed minimum income benefits, or "GMIB"), upon the depletion of funds (guaranteed minimum withdrawal benefits, or "GMWB") or at the end of a specified period (guaranteed minimum accumulation benefits, or "GMAB"). These guarantees are classified as market risk benefits. See Note 12 - Market Risk Benefits of these Notes to Condensed Consolidated Financial Statements for more information regarding market risk benefits.

The separate account assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. At June 30, 2025 and December 31, 2024, the assets and liabilities associated with variable life and annuity contracts were $232 billion and $229 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company.

Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Condensed Consolidated Income Statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

Included in the separate account assets and liabilities described above is a Jackson issued group variable annuity contract designed for use in connection with and issued to the Company’s Defined Contribution Retirement Plan. These deposits are allocated to the Jackson National Separate Account - II, which had balances of $203 million and $208 million at June 30, 2025 and December 31, 2024, respectively. The Company receives administrative fees for managing the funds. These fees are recorded as earned and included in fee income in the Condensed Consolidated Income Statements.

The following table presents the roll-forward of the separate account balance for variable annuities (in millions):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Balance as of beginning of period	$228,851	$219,381
Deposits (1)	4,766	9,839
Surrenders, withdrawals and benefits (1)	(12,818)	(27,016)
Net transfer from (to) general account	(126)	(94)
Investment performance	12,611	29,532
Policy charges and other	(1,366)	(2,791)
Balance as of end of period, gross	$231,918	$228,851

Cash surrender value (2)	$227,309	$224,157
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities
The following table presents the reconciliation of the separate account balance in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2025	December 31, 2024
Variable Annuities	$231,918	$228,851
Other Product Lines	290	292
Total	$232,208	$229,143

The following table presents aggregate fair value of assets, by major investment asset category, supporting separate accounts (in millions):

	June 30, 2025	December 31, 2024
Variable Annuities By Fund Type
Equity	$166,662	$163,904
Bond	19,610	19,486
Balanced	43,161	42,909
Money Market	2,485	2,552
Total Variable Annuities	231,918	228,851
Other Product Lines	290	292
Total Separate Accounts	$232,208	$229,143

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

See Note 6 - Fair Value Measurements of these Notes to Condensed Consolidated Financial Statements for more information regarding fair value measurements.

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

The following table presents the reconciliation of the market risk benefits balance in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2025			December 31, 2024
	Variable	Other		Variable	Other
	Annuities	Product Lines	Total	Annuities	Product Lines	Total
Market risk benefit - (assets)	$(8,717)	$(4)	$(8,721)	$(8,894)	$(5)	$(8,899)
Market risk benefit - liabilities	3,494	75	3,569	3,718	56	3,774
Market risk benefit - net (asset) liability	$(5,223)	$71	$(5,152)	$(5,176)	$51	$(5,125)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12.    Market Risk Benefits
The following table presents the roll-forward of the net MRB (assets) liabilities for variable annuities (dollars in millions):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Net MRB balance, beginning of period	$(5,176)	$(2,000)
Beginning of period cumulative effect of changes in non-performance risk	314	972
Net MRB balance, beginning of period, before effect of changes in non-performance risk	(4,862)	(1,028)
Effect of changes in interest rates	23	(3,555)
Effect of fund performance	(1,823)	(3,545)
Effect of changes in equity index volatility	208	(196)
Effect of expected policyholder behavior	354	820
Effect of actual policyholder behavior different from expected	234	673
Effect of time	1,006	1,537
Effect of changes in assumptions	8	432
Net MRB balance, end of period, before effect of changes in non-performance risk	(4,852)	(4,862)
End of period cumulative effect of changes in non-performance risk	(371)	(314)
Net MRB balance, end of period, gross	(5,223)	(5,176)

Reinsurance recoverable on market risk benefits at fair value, end of period	(43)	(62)
Net MRB balance, end of period, net of reinsurance	(5,266)	(5,238)

Weighted average attained age (years) (1)	70	70
Net amount at risk (2)	$5,785	$6,360
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

The significant assumptions used in the MRB fair value calculations are discussed in Note 6 - Fair Value Measurements of these Notes to Condensed Consolidated Financial Statements.

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
The following table presents the contractual maturities of the Company's long-term debt as of June 30, 2025 (in millions):

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Federal Home Loan Bank Advances

14. Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of nil and $700 million were outstanding at June 30, 2025 and December 31, 2024, respectively, and were recorded in other liabilities. Interest expense on such advances was $1 million and $3 million for the three months ended June 30, 2025 and 2024, respectively, and $6 million and $3 million for the six months ended June 30, 2025 and 2024, respectively. See Note 10 - Other Contract Holder Funds of these Notes to Condensed Consolidated Financial Statements for the carrying value securities pledged as collateral for our FHLB obligations.

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

The Company’s effective income tax rate was 1.8% and 2.9% for the three and six months ended June 30, 2025, compared with 11.4% and 11.3% for the same period in 2024, respectively. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction, utilization of foreign tax credits, and valuation allowance. The change in the ETR for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was due to the relationship of taxable income to consolidated pre-tax income (loss) and the valuation allowance. The ETR differs for the six months ended June 30, 2025 from the full year-ended December 31, 2024 ETR of 4.6% due to the relationship of taxable income to consolidated pre-tax income (loss) and the valuation allowance.

For the six months ended June 30, 2025 and 2024, the Company recorded an estimate of $13 million and $165 million, respectively, for the provision of the corporate alternative minimum tax ("CAMT") with an offsetting increase to the deferred tax asset for the credit carryover resulting in no impact to total tax expense. The determination of the estimated 2025 CAMT liability considered carryover impacts from prior tax years and consideration of the applicability of the proposed regulations. The U.S. Treasury Department is expected to issue final guidance in 2025 or later that may materially change the estimated provision of the CAMT.

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

For the six months ended June 30, 2025, changes in market conditions and interest rates impacted the unrealized tax gains and losses in the available-for-sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses for the life insurance group. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery, our capital loss carryback capacity, along with reversing capital deferred tax liabilities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15.     Income Taxes
As of June 30, 2025, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more likely than not to be realized. For the three and six months ended June 30, 2025, the Company recorded a decrease of $65 million and a decrease of $163 million, respectively, to the valuation allowance associated with the unrealized tax losses in the Company's available-for-sale securities portfolio. The $65 million decrease for the three months ended June 30, 2025, to the valuation allowance consists of $66 million tax benefit recorded to other comprehensive income and $1 million tax expense recorded in the income tax expense. The $163 million decrease for the six months ended June 30, 2025, to the valuation allowance consists of $165 million tax benefit recorded to other comprehensive income and $2 million tax expense recorded in the income tax expense. At June 30, 2025 and December 31, 2024, the Company has recorded a total valuation allowance for $571 million and $734 million, respectively, associated with the unrealized tax losses in the Life Companies' available-for-sale securities portfolio where it is not more likely than not that the full tax benefit of the losses will be realized.

The One Big Beautiful Bill Act ("OBBBA"), enacted on July 4, 2025, includes a broad range of tax reform provisions that impact corporations. The estimated tax impact of the OBBBA that will be recognized in the third quarter is not expected to be material.

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

At June 30, 2025, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $902 million. At June 30, 2025, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $944 million.

17. Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Asset-based commission expenses	$273	$279	$557	$558
Other commission expenses	243	227	458	430
Sub-advisor expenses	76	82	154	162
General and administrative expenses	274	258	533	529
Deferral of acquisition costs	(185)	(168)	(344)	(316)
Total operating costs and other expenses	$681	$678	$1,358	$1,363

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Accumulated Other Comprehensive Income (Loss)

18. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in the balance of accumulated other comprehensive income ("AOCI"), net of income tax, related to unrealized investment gains (losses) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period (1)	$(2,719)	$(3,423)	$(3,522)	$(2,808)

Change in unrealized gains (losses) of investments	351	(319)	992	(601)
Change in current discount rate - reserve for future policy benefits(2)	(31)	67	(106)	148
Change in non-performance risk on market risk benefits	(267)	(37)	60	(548)
Change in unrealized gains (losses) - other	(2)	(1)	(6)	3
Change in deferred tax asset	55	20	(38)	115
Other comprehensive income (loss) before reclassifications	106	(270)	902	(883)
Reclassifications from AOCI, net of tax	(10)	67	(3)	65
Other comprehensive income (loss)	96	(203)	899	(818)
Balance, end of period (1)	$(2,623)	$(3,626)	$(2,623)	$(3,626)
(1)Includes $(1,390) million and $(1,597) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of June 30, 2025 and December 31, 2024, respectively.
(2)Represents the impact of changes in the discount rate used in the remeasurement of our direct reserves for future policy benefits and claims payable, net of the remeasurement of ceded reserves for future policy benefits and claims payable.

The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statements

	Three Months Ended June 30,
	2025	2024
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$21	$77	Net gains (losses) on derivatives and investments
Other impaired securities	(33)	7	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	(12)	84
Income tax expense (benefit)	(2)	17
Reclassifications, net of income taxes	$(10)	$67

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statements

	Six Months Ended June 30,
	2025	2024
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$45	$76	Net gains (losses) on derivatives and investments
Other impaired securities	(48)	5	Net gains (losses) on derivatives and investments
Net unrealized gain (loss), before income taxes	(3)	81
Income tax expense (benefit)	—	16
Reclassifications, net of income taxes	$(3)	$65

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

The following table presents the declaration date, record date, payment date and dividends paid per preferred share of, and per depositary share representing, the Series A Preferred Stock:

				Dividends Paid
	Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
Quarter Ended
03/31/2025	February 17, 2025	March 11, 2025	March 31, 2025	$500	$0.50
06/30/2025	May 2, 2025	June 12, 2025	June 30, 2025	$500	$0.50
Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	April 1, 2024	$500	$0.50
06/30/2024	May 2, 2024	June 6, 2024	July 1, 2024	$500	$0.50

Common Stock

At June 30, 2025 and December 31, 2024, the Company was authorized to issue up to 1 billion shares of common stock with a par value of $0.01 per share.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
Share Repurchase Program

On February 27, 2023 and August 1, 2024, our Board of Directors authorized increases of $450 million and $750 million, respectively, in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of July 25, 2025, the Company had remaining authorization to purchase $279 million of its common shares.

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

Through June 30, 2025, we have incurred $7 million of excise tax in connection with share repurchases that exceeded stock issuances. The excise tax incurred was recognized as part of the cost basis of the treasury stock acquired and not reported as income tax expense.

The following table represents share repurchase activities as part of our share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2024 (January 1- March 31)	2,157,372	$116	$53.76
2024 (April 1- June 30)	1,294,473	90	69.16
2024 (July 1- September 30)	1,352,821	113	83.39
2024 (October 1- December 31)	974,324	96	98.31
Total 2024	5,778,990	$415	$71.65
2025 (January 1- March 31)	1,966,909	172	87.69
2025 (April 1- June 30)	1,920,154	158	82.06
2025 (July 1- July 25)	306,931	27	87.98
Total 2025	4,193,994	$357	$85.13

The following table presents changes in the number of shares of common stock outstanding:

	Common Stock Issued	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2024	94,488,315	(21,107,672)		73,380,643
Share-based compensation programs	—	464,808	(1)	464,808
Shares repurchased under repurchase program	—	(3,887,063)		(3,887,063)
Shares at June 30, 2025	94,488,315	(24,529,927)		69,958,388
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
The following table presents declaration date, record date, payment date and dividends paid per share of JFI’s common stock:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
Quarter Ended
03/31/2025	February 17, 2025	March 11, 2025	March 20, 2025	$0.80
06/30/2025	May 2, 2025	June 12, 2025	June 26, 2025	$0.80
Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	March 21, 2024	$0.70
06/30/2024	May 2, 2024	June 6, 2024	June 20, 2024	$0.70

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

The following table sets forth the calculation of earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$179	$275	$155	$1,070
Less: Preferred stock dividends	11	11	22	22
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$168	$264	$133	$1,048

Weighted average shares of common stock outstanding - basic	71,825,321	76,599,547	72,643,141	77,329,680
Dilutive common shares	112,831	479,383	180,298	643,335
Weighted average shares of common stock outstanding - diluted	71,938,152	77,078,930	72,823,439	77,973,015

Earnings per share—common stock
Basic	$2.34	$3.45	$1.83	$13.55
Diluted	$2.34	$3.43	$1.83	$13.44

21.    Subsequent Events

The Company has evaluated subsequent events through the date these Condensed Consolidated Financial Statements were issued.

Dividends Declared to Shareholders

On August 1, 2025, our Board of Directors approved a cash dividend on JFI's common stock of $0.80 per share for the third quarter 2025, payable on September 25, 2025, to common shareholders of record on September 15, 2025. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on September 30, 2025, to depositary shareholders of record at the close of business on September 15, 2025.

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

Item 2 | Management’s Discussion and Analysis | Overview & Executive Summary

Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations

Jackson Financial Inc. (“Jackson Financial” or “JFI”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company domiciled in the state of Delaware, United States (“U.S.”). Jackson Financial’s principal operating subsidiary, Jackson National Life Insurance Company ("Jackson"), is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index, fixed and variable annuities), and various protection products including, whole life, universal life, variable universal life and term life insurance products in all 50 states and the District of Columbia.

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

Executive Summary

This Management’s Discussion and Analysis of Financial Condition and Results of Operation highlights selected information and may not contain all the information that is important to current or potential investors in our securities. You should read this report, including the Condensed Consolidated Financial Statements (Unaudited) and related notes contained in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025, (the "2024 Annual Report"), in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

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

We experience net income volatility because we do not directly use hedging to offset the movement in our U.S. generally accepted accounting principles ("U.S. GAAP") market risk benefit liabilities as market conditions change from period to period. Our core dynamic hedging program seeks to offset changes in the economic liability associated with variable annuity guaranteed benefits due to equity market and interest rate movements, while our macro hedging program seeks to provide additional liquidity and statutory capital protection as needed. As a result, the changes in the fair value of the derivatives used as part of our overall hedging program are not expected to match the movements in the market risk benefit liabilities resulting in volatility from changes in fair value recorded to net income. Accordingly, we evaluate and manage the performance of our business using Adjusted Operating Earnings, a non-GAAP financial measure, that reduces the impact of market volatility by excluding changes in fair value of freestanding and embedded derivative instruments, market risk benefits and other items. See “Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

We manage our business through three reportable segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report in Corporate and Other activities and items that are not included in those three segments, including the results of PPM Holdings, Inc., the parent holding company of PPM America Inc. ("PPM") that manages the majority of our general account investment portfolio. See Note 3 - Segment Information of the Notes to Condensed Consolidated Financial Statements for further information on our segments.

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

Item 2 | Management’s Discussion and Analysis | Executive Summary
The table below presents selected financial and operating measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$168	$264	$133	$1,048
Adjusted Operating Earnings (1)	350	410	726	744
Amount of shares repurchased under share repurchase program	158	90	330	206
Dividends on common shares	58	54	117	110
Jackson Financial, Inc. Net cash provided by operating activities (Parent Company Only)	(24)	(10)	5	21
Free cash flow (1)	290	229	503	249
Return on Equity ("ROE") Attributable to Common Shareholders	6.9%	11.0%	2.8%	21.8%
Adjusted Operating ROE Attributable to Common Shareholders on average equity (1)	12.7%	14.3%	13.1%	13.2%

(1) Non-GAAP financial measure. See "Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

Recent Events of Note

•Capital Returned to Common Shareholders: Since January 1, 2025 through June 30, 2025, we have returned $447 million to our common shareholders consisting of $117 million in dividends and $330 million in common share repurchases. Our capital return target for common shareholders for 2025 is $700-$800 million. Share repurchases, net of issuances for our share-based compensation, have reduced our outstanding shares of common stock from 73,380,643 at December 31, 2024 to 69,958,388 at June 30, 2025. See Note 19 of the Notes to Condensed Consolidated Financial Statements for further information on our share repurchases.

•Free Capital Generation and Free Cash Flow:
◦Our free capital generation during the six months ended June 30, 2025 exceeded $650 million. Free capital generation represents Jackson’s aggregate statutory basis after-tax income from operations, realized gains (losses), unrealized gains (losses), and other surplus adjustments, adjusted for the change in estimated Company Action Level required capital ("CAL") for Jackson calibrated to a 425% risk-based capital ("RBC") ratio. We expect free capital generation in 2025 to exceed $1 billion, under normal market conditions. As explained below under “Liquidity and Capital Resources – Distributions and Dividends,” the payment of dividends or distributions from our capital generation is limited by applicable laws and regulations.
◦The free cash flow at Jackson Financial (parent company only) was $290 million and $503 million during the three and six months ended June 30, 2025, respectively, compared to $229 million and $249 million during the three and six months ended June 30, 2024, respectively. Free cash flow is a non-GAAP financial measure calculated as the difference between cash received by Jackson Financial from its subsidiaries less holding company expenses and other, net. See “Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliation to the most comparable U.S. GAAP measure.

Item 2 | Management’s Discussion and Analysis | Executive Summary
•Brooke Life Reinsurance Company (“Brooke Re”): During the first quarter of 2024, Jackson entered into a 100% coinsurance with funds withheld reinsurance transaction with Brooke Re with all economics of the transaction effective as of January 1, 2024. Jackson and Brooke Re are both direct subsidiaries of Brooke Life Insurance Company ("Brooke Life"). The transaction primarily provides for the cession from Jackson to Brooke Re of liabilities associated with certain guaranteed benefit riders under variable annuity contracts and similar products of Jackson (“market risk benefits”), both in-force on the transaction effective date and written in the future (i.e., on a “flow” basis) as well as related future fees, claims and other benefits, and maintenance expenses in exchange for a ceding commission for the in-force business. Jackson retains the variable annuity base contract, the annuity contract administration of the ceded business, and responsibility for investment management of the assets in the funds withheld account supporting the ceded liabilities. Brooke Re recorded a ceding commission of approximately $1.2 billion to Jackson in connection with the execution of the reinsurance transaction. The reinsurance transaction eliminates upon consolidation at JFI. Holding company liquidity at JFI was not impacted by the transaction.

Brooke Re is a Michigan captive insurer regulated by the Michigan Department of Insurance and Financial Services and created in the first quarter of 2024 for the express purpose of serving as the counterparty to the reinsurance transaction with Jackson described above. Brooke Re was capitalized with assets contributed from Brooke Life of approximately $1.9 billion originating from Jackson as a return of capital to Brooke Life. Brooke Re utilizes a modified U.S. GAAP approach for regulatory reporting purposes primarily related to market risk benefits, with the intent to increase alignment between assets and liabilities in response to changes in economic factors. The modifications include a fixed, long-term volatility assumption and adjustments to discount rates, guarantee fees and administrative expenses.

The transaction and related modified U.S. GAAP approach enable us to largely moderate the impact of the cash surrender value floor on Jackson’s total adjusted capital, statutory required capital, and RBC ratio and enable more efficient economic hedging of the underlying risks of Jackson’s business. This outcome serves the interests of policyholders by protecting statutory capital through diminished non-economic hedging and related costs. Overall, this transaction allows us to optimize our hedging, stabilize capital generation, and produce more predictable financial results going forward.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Sales
Variable annuities (1)	$2,525	$2,720	$5,187	$5,156
RILA	1,385	1,424	2,580	2,579
Fixed Index Annuities	39	39	74	79
Fixed Annuities	431	46	570	106
Total Retail Annuity Sales	4,380	4,229	8,411	7,920

Total Institutional Product Sales	930	612	2,529	712

Total Sales	$5,310	$4,841	$10,940	$8,632
(1) Excludes certain internal exchanges.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Higher retail annuity sales for the three and six months ended June 30, 2025, were primarily due to increased fixed annuity sales. Sales of our fixed annuities have increased as PPM America has added capabilities to source higher yielding assets supporting our spread based products. In addition, sales of our institutional products were higher for the three and six months ended June 30, 2025, reflecting our opportunistic approach to this business, which depends on both the risk-adjusted return on investment opportunities available and the prevailing cost of funding required by purchasers.

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

	June 30, 2025	December 31, 2024
	(in millions)
Account Value
GMWB For Life	$172,771	$171,745
GMWB	6,128	6,165
GMIB	1,177	1,218
GMAB	224	35
No Living Benefits	58,397	56,894
Total Variable Annuity Account Value	238,697	236,057

RILA	14,746	11,685

Fixed Index Annuity (1)	888	816
Fixed Annuity (1)	3,020	2,515
Total Fixed & Fixed Index Annuity Account Value (1)	3,908	3,331

Payout Annuity(1)	601	592

Total Retail Annuities Account Value (1)	$257,952	$251,665

Total Institutional Products Account Value	$10,354	$8,384

Total Closed Life and Annuity Blocks Account Value (1)	$7,524	$7,692

(1) Net of reinsurance.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Net Flows

Net flows represent the net change in customer account balances during a period, reflecting gross premiums received and surrenders, withdrawals and benefits payments. Net flows exclude investment performance, interest credited to customer accounts, transfers between fixed and variable benefits for variable annuities, and policy charges. We believe net flows is a useful metric in providing an understanding of, among other things, sales, ongoing premiums and deposits, the changes in account value from period to period, sources of potential fee and spread income, and policyholder behavior.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net Flows:
Variable Annuity	$(3,887)	$(4,376)	$(8,669)	$(8,315)
RILA	1,314	1,388	2,444	2,507
Fixed Index Annuity (1)	29	28	54	59
Fixed Annuity (1)	386	6	494	15
Payout Annuity (1)	5	(9)	—	(28)
Total Retail Annuities Net Flows (1)	(2,153)	(2,963)	(5,677)	(5,762)
Net flows ceded	(724)	(941)	(1,532)	(1,807)
Total Retail Annuities Net Flows, gross of reinsurance	(2,877)	(3,904)	(7,209)	(7,569)

Total Institutional Products Net Flows	437	(619)	1,173	(1,215)
Total Closed Life and Annuity Blocks Net Flows (1)	(71)	(89)	(140)	(179)
Total Net Flows	$(2,511)	$(4,612)	$(6,176)	$(8,963)

(1) Net of reinsurance.

Net flows, net of reinsurance, improved for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, driven by increased institutional and fixed annuity sales, partially offset by lower variable annuity sales. Elevated variable annuity surrenders and withdrawals were driven by some mature policies from higher sales years coming out of their surrender charge period, along with higher surrenders as guaranteed benefits are less in the money during times of strong equity market performance. The more recent environment of higher interest rates and attractive annuity alternatives, such as RILA, combined with Jackson’s seasoned “out-of-the-money” book heightens exchange activity for us and the industry.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Benefit Base

Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit and, therefore, may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$58,397	N/A	$56,894	N/A
By Guaranteed Living Benefit:
GMWB for Life	172,771	178,527	171,745	181,379
GMWB	6,128	4,908	6,165	5,076
GMIB (1)	1,177	1,478	1,218	1,561
GMAB	224	215	35	35
Total	$238,697	$185,128	$236,057	$188,051

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$30,668	N/A	$29,519	N/A
Return of Premium	182,759	130,427	181,132	132,612
Highest Anniversary Value ("HAV")	13,131	12,369	13,233	12,857
Rollup	3,168	3,951	3,234	4,108
Combination HAV/Rollup	8,971	9,431	8,939	9,682
Total	$238,697	$156,178	$236,057	$159,259

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

	June 30,	December 31,
	2025	2024
	(in millions)
Jackson Invested Assets	$51,302	$46,143
Third Party Invested Assets (including CLOs)	32,204	28,278
Total PPM AUM	83,506	74,421
Total JNAM AUM	253,219	250,297
Total AUM	$336,725	$324,718

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

Higher equity markets also increase account values on our RILA and fixed index annuities. This increases the amount of regulatory reserves that our insurance subsidiaries are required to hold, decreasing regulatory surplus, which could adversely affect our insurance subsidiaries' ability to pay dividends.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Interest Rate Environment

Our business and financial performance are affected by periods of rising or falling interest rates and periods of interest rate volatility.

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

•Increasing interest rates also increase the cash surrender values of some of our RILA. This increases the amount of regulatory reserves that our insurance subsidiaries are required to hold, decreasing regulatory surplus, which could adversely affect our insurance subsidiaries' ability to pay dividends.

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

We operate in a highly regulated industry. Our insurance company subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. New federal and state regulations could impact our business model, as described below and in Part I. Business - Regulation in our 2024 Annual Report. Our ability to respond to changes in regulation and other legislative activity is critical to our long-term financial performance. The following regulations could materially impact our business:

Department of Labor Fiduciary Advice Rule

In April 2024, the Department of Labor (the "DOL") revised the definition of “fiduciary” and related Prohibited Transaction Exemptions ("PTE") (the “2024 Fiduciary Advice Rule”), redefining what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act ("ERISA") plans and individual retirement accounts ("IRAs"). See Part I, Business – Regulation – “Federal Initiatives Impacting Insurance Companies – Department of Labor’s Fiduciary Advice Rule” in our 2024 Annual Report for more information regarding the 2024 Fiduciary Advice Rule.” The 2024 Fiduciary Advice Rule is currently being challenged in two separate litigation matters and the DOL has been stayed from enforcing the rule.

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

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
Non-GAAP Financial Measures

In addition to presenting our results of operations and financial condition in accordance with U.S. GAAP, we use and report selected non-GAAP financial measures. Management believes that the use of these non-GAAP financial measures, together with relevant U.S. GAAP financial measures, provides a better understanding of our results of operations, financial condition and the underlying performance drivers of our business. These non-GAAP financial measures should be considered supplementary to our results of operations and financial condition that are presented in accordance with U.S. GAAP. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Consequently, our non-GAAP financial measures may not be comparable to similar measures used by other companies. These non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with U.S. GAAP.

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

4.Net Realized Investment Gains and Losses: Comprised of: (i) realized investment gains and losses associated with the periodic sales or disposals of securities, excluding those held within our trading portfolio; (ii) impairments of securities, after adjustment for the non-credit component of the impairment charges; and (iii) foreign currency gain or loss on foreign denominated funding agreements and associated cross-currency swaps.

5.Change in Value of Funds Withheld Embedded Derivative and Net investment income on funds withheld assets: Composed of: (i) the change in fair value of funds withheld embedded derivatives; and (ii) net investment income on funds withheld assets related to funds withheld reinsurance transactions.

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures

6.Other items: Comprised of: (i) the impact of investments that are consolidated in our financial statements due to U.S. GAAP accounting requirements, such as our investments in collateralized loan obligations (CLOs), but for which the consolidation effects are not consistent with our economic interest or exposure to those entities; (ii) impacts from derivatives not included in Net Hedging Results or Net Realized Investment Gains or Losses (see 1. and 4. above), excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; and (iii) one-time or other non-recurring items.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net income (loss) attributable to Jackson Financial Inc common shareholders	$168	$264	$133	$1,048
Add: dividends on preferred stock	11	11	22	22
Add: income tax expense (benefit)	4	36	5	137
Pretax income (loss) attributable to Jackson Financial Inc	183	311	160	1,207
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(764)	(780)	(1,532)	(1,568)
Net gains (losses) on hedging instruments	1,840	1,083	829	3,659
Market risk benefits (gains) losses, net	(2,203)	(516)	43	(3,234)
Net reserve and embedded derivative movements	1,066	278	733	642
Total net hedging results	(61)	65	73	(501)
Amortization of DAC associated with non-operating items at date of transition to LDTI	127	136	255	275
Net realized investment (gains) losses	(30)	30	36	37
Net realized investment (gains) losses on funds withheld assets	327	214	715	415
Net investment income on funds withheld assets	(227)	(285)	(454)	(555)
Other items	87	2	63	(16)
Total non-operating adjustments	223	162	688	(345)
Pretax adjusted operating earnings	406	473	848	862
Less: operating income tax expense (benefit)	45	52	100	96
Adjusted operating earnings before dividends on preferred stock	361	421	748	766
Less: dividends on preferred stock	11	11	22	22
Adjusted operating earnings	$350	$410	$726	$744

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

The following is a reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity and a comparison of Adjusted Operating ROE Attributable to Common Shareholders to ROE Attributable to Common Shareholders, the most comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$168	$264	$133	$1,048
Adjusted Operating Earnings	350	410	726	744

Total shareholders' equity	$10,354	$10,084	$10,354	$10,084
Less: Preferred stock	533	533	533	533
Total common shareholders' equity	9,821	9,551	9,821	9,551

Adjustments to total common shareholders’ equity:
Exclude AOCI attributable to Jackson Financial Inc. (1)	1,233	1,914	1,233	1,914
Adjusted Book Value Attributable to Common Shareholders	$11,054	$11,465	$11,054	$11,465

ROE Attributable to Common Shareholders	6.9%	11.0%	2.8%	21.8%
Adjusted Operating ROE Attributable to Common Shareholders on average equity	12.7%	14.3%	13.1%	13.2%

(1) Excludes $(1,390) million and $(1,712) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of June 30, 2025 and 2024, respectively, which are not attributable to Jackson Financial Inc. and are therefore not included as an adjustment to total shareholders’ equity in the reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity.

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Dividends and distributions to parent (1)	$325	$250	$565	$295
Jackson Financial expenses and other, net	(35)	(21)	(62)	(46)
Free Cash Flow	$290	$229	$503	$249

(1) Cash distributed to Jackson Financial includes cash dividends and distributions of $325 million and $520 million and interest payments on surplus notes of nil and $45 million to Jackson Financial from its subsidiaries for the three and six months ended June 30, 2025, respectively, and includes cash dividends and distributions of $250 million and $250 million and interest payments on surplus notes of nil and $45 million to JFI from its subsidiaries for the three and six months ended June 30, 2024, respectively.

The following is a reconciliation of Jackson Financial net cash provided by operating activities (Parent Company only), the most comparable U.S. GAAP measure, to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Jackson Financial, Inc. Net cash provided by operating activities (Parent Company Only)	$(24)	$(10)	$5	$21

Adjustments from net cash provided by operating activities to free cash flow:
Capital distributions from subsidiaries	325	250	520	250
Dividends on preferred stock	(11)	(11)	(22)	(22)
Total adjustments	314	239	498	228
Free cash flow	$290	$229	$503	$249

Free Cash Flow Comprised of:
Capital distributions from subsidiaries	$325	$250	$520	$250
Interest on surplus note from subsidiary	—	—	45	45
Cash distributed to Jackson Financial	325	250	565	295

Parent company expenses	(29)	(29)	(57)	(55)
Net investment income and other income	6	6	14	10
Other, net	(12)	2	(19)	(1)
Jackson Financial expenses and other, net	(35)	(21)	(62)	(46)
Free cash flow	$290	$229	$503	$249

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Condensed Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenues
Fee income	$1,942	$2,008	$3,928	$4,006
Premiums	40	37	80	75
Net investment income:
Net investment income excluding funds withheld assets	491	463	1,019	927
Net investment income on funds withheld assets	227	285	454	555
Total net investment income	718	748	1,473	1,482
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(2,860)	(1,342)	(1,517)	(4,234)
Net gains (losses) on funds withheld reinsurance treaties	(327)	(214)	(715)	(415)
Total net gains (losses) on derivatives and investments	(3,187)	(1,556)	(2,232)	(4,649)
Other income	16	10	30	11
Total revenues	(471)	1,247	3,279	925

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	256	209	500	430
(Gain) loss from updating future policy benefits cash flow assumptions, net	12	(18)	24	(7)
Market risk benefits (gains) losses, net	(2,203)	(516)	43	(3,234)
Interest credited on other contract holder funds, net of deferrals and amortization	295	273	583	546
Interest expense	25	26	50	51
Operating costs and other expenses, net of deferrals	681	678	1,358	1,363
Amortization of deferred acquisition costs	274	277	549	555
Total benefits and expenses	(660)	929	3,107	(296)
Pretax income (loss)	189	318	172	1,221
Income tax expense (benefit)	4	36	5	137
Net income (loss)	185	282	167	1,084
Less: Net income (loss) attributable to noncontrolling interests	6	7	12	14
Net income (loss) attributable to Jackson Financial Inc.	179	275	155	1,070
Less: Dividends on preferred stock	11	11	22	22
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$168	$264	$133	$1,048

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

Pretax Income (Loss)

Our pretax income (loss) decreased by $129 million to $189 million for the three months ended June 30, 2025, from $318 million for the three months ended June 30, 2024, primarily due to:

•$1,631 million decrease in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Three Months Ended June 30,
	2025	2024	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(109)	$(30)	$(79)

Net gains (losses) on freestanding derivatives	(1,755)	(1,090)	(665)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(996)	(222)	(774)
Net gains (losses) on derivative instruments	(2,751)	(1,312)	(1,439)
Net gains (losses) on funds withheld reinsurance	(327)	(214)	(113)
Total net gains (losses) on derivatives and investments	$(3,187)	$(1,556)	$(1,631)

◦Volumes of freestanding derivatives can vary significantly period over period and movements in those derivatives are subject to interest rate or market movements. The movements in interest rate hedges during the three months ended June 30, 2025 reflected relatively stable interest rates whereas the movements in interest rate hedges during the three months ended June 30, 2024 were primarily driven by an increase in interest rates. The movements in equity hedges during the three months ended June 30, 2025 were primarily driven by larger increases in equity markets compared to smaller increases during the three months ended June 30, 2024;
◦Embedded derivative movements were unfavorable largely due to equity market increase impacts on our growing RILA block during the three months ended June 30, 2025, compared to the prior year;

•$77 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to changes in mortality and higher other policyholder benefits during the three months ended June 30, 2025, compared to the prior year;
•$66 million decrease in fee income primarily due to decreases in variable fee income, due to lower average separate account values, and decreases in benefit-based guarantee fee income during the three months ended June 30, 2025, compared to the prior year;
•$30 million decrease in net investment income as a result of lower income on limited partnerships, which are recorded on a one quarter lag, and lower income on funds withheld assets, partially offset by higher income on bonds and lower expenses during the three months ended June 30, 2025; and
•$22 million increase in interest credited on other contract holder funds, net of deferrals and amortization, primarily due to higher average institutional account balances and fixed annuity and RILA new business during the three months ended June 30, 2025, compared to the prior year.

These movements were partially offset by:

•$1,687 million favorable movements in market risk benefits (gains) losses, largely due to favorable movements in fund performance during the three months ended June 30, 2025, compared to the prior year.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
Income Taxes

Income tax expense decreased $32 million to an expense of $4 million for the three months ended June 30, 2025, from an expense of $36 million for the three months ended June 30, 2024. The provision for income tax in the current period led to an effective income tax rate ("ETR") of 2% for the three months ended June 30, 2025, compared to the ETR of 11% for the three months ended June 30, 2024. The change in the ETR during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due to the relationship of the taxable income to the consolidated pre-tax income (loss) and the valuation allowance. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction, utilization of foreign tax credits, and the valuation allowance. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in our 2024 Annual Report and Note 15 - Income Taxes of the Notes to Condensed Consolidated Financial Statements in this report for more information.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

Pretax Income (Loss)

Our pretax income (loss) decreased by $1,049 million to $172 million for the six months ended June 30, 2025, from $1,221 million for the six months ended June 30, 2024, primarily due to:
•$3,277 million in unfavorable movements in market risk benefits (gains) losses, net, primarily due to less favorable movements in interest rates and fund performance, as well as unfavorable volatility movements in 2025, compared to the prior year;
•$101 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to changes in mortality and higher other policyholder benefits;
•$78 million decrease in fee income primarily due to decreases in variable fee income, due to lower average separate account values, and decreases in benefit-based guarantee fee income during 2025, compared to the prior year; and
•$37 million increase in interest credited on contract holder funds, net of deferrals and amortization, primarily due to higher average institutional account balances in 2025 and fixed annuity and RILA new business, compared to the prior year.

These movements were partially offset by:
•$2,417 million improvement in total net gains (losses) on derivatives and investments as shown in the table below and driven by:

	Six Months Ended June 30,
	2025	2024	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(175)	$(37)	$(138)

Net gains (losses) on freestanding derivatives	(742)	(3,674)	2,932
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(600)	(523)	(77)
Net gains (losses) on derivative instruments	(1,342)	(4,197)	2,855
Net gains (losses) on funds withheld reinsurance	(715)	(415)	(300)
Total net gains (losses) on derivatives and investments	$(2,232)	$(4,649)	$2,417

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
◦Volumes of freestanding derivatives can vary significantly period over period and movements in those derivatives are subject to interest rate or market movements. The movements in interest rate hedges during the six months ended June 30, 2025 were primarily driven by a decrease in interest rates as opposed to an increase in interest rates during the prior year. The movements in equity hedges during the six months ended June 30, 2025 were primarily driven by smaller increases in equity markets compared to larger increases in equity markets during the six months ended June 30, 2024; and
◦Higher losses recognized on funds withheld reinsurance were driven by the decrease in interest rates impacting the value of the embedded derivative during 2025, compared to an increase in interest rates in 2024.

Income Taxes

Income tax expense decreased $132 million to an expense of $5 million for the six months ended June 30, 2025, from an expense of $137 million for the six months ended June 30, 2024. The provision for income tax in the current period led to an ETR of 3% for the six months ended June 30, 2025 compared to the ETR of 11% the six months ended June 30, 2024. The change in the ETR during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to the relationship of the taxable income to the consolidated pre-tax income. Our ETR differs from the statutory rate of 21% primarily due to the dividends received deduction, utilization of foreign tax credits and valuation allowance. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in our 2024 Annual Report and Note 15 - Income Taxes of the Notes to Condensed Consolidated Financial Statements in this report for more information.

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

Pretax Adjusted Operating Earnings by Segment

The following table summarizes pretax adjusted operating earnings (non-GAAP) from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated U.S. GAAP basis. As part of the Company’s asset liability management program, management monitors the allocation of invested assets supporting the Company’s contractual liabilities. During the first quarter of 2025, that monitoring resulted in the reallocation of certain invested assets across reportable segments and Corporate and Other. The results of this reallocation are reflected in the net investment income reported for the second quarter of 2025. The impact of the reallocation was not material to the prior period financial results and prior period financial figures were not recast to reflect the reallocated basis. Also, see Note 3 - Segment Information of the Notes to Condensed Consolidated Financial Statements for further information regarding the calculation of pretax adjusted operating earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$417	$465	$837	$884
Institutional Products	19	29	37	60
Closed Life and Annuity Blocks	22	35	50	54
Corporate and Other	(52)	(56)	(76)	(136)
Pretax Adjusted Operating Earnings	406	473	848	862
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	764	780	1,532	1,568
Net gains (losses) on hedging instruments	(1,840)	(1,083)	(829)	(3,659)
Market risk benefits gains (losses), net	2,203	516	(43)	3,234
Net reserve and embedded derivative movements	(1,066)	(278)	(733)	(642)
Total net hedging results	61	(65)	(73)	501
Amortization of DAC associated with non-operating items at date of transition to LDTI	(127)	(136)	(255)	(275)
Net realized investment gains (losses)	30	(30)	(36)	(37)
Net realized investment gains (losses) on funds withheld assets	(327)	(214)	(715)	(415)
Net investment income on funds withheld assets	227	285	454	555
Other items	(87)	(2)	(63)	16
Total pre-tax reconciling items	(223)	(162)	(688)	345
Pretax income (loss) attributable to Jackson Financial Inc.	183	311	160	1,207
Income tax expense (benefit)	4	36	5	137
Net income (loss) attributable to Jackson Financial Inc.	179	275	155	1,070
Less: Dividends on preferred stock	11	11	22	22
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$168	$264	$133	$1,048

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$1,059	$1,102	$2,154	$2,185
Premiums	20	12	34	22
Net investment income	204	166	391	318
Other income	7	9	14	17
Total Operating Revenues	1,290	1,289	2,593	2,542

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	33	9	62	25
(Gain) loss from updating future policy benefits cash flow assumptions, net	(1)	(15)	(4)	(14)
Interest credited on other contract holder funds, net of deferrals and amortization	101	84	195	172
Interest expense	5	6	11	12
Asset-based commission expenses	273	279	557	558
Other commission expenses	235	218	441	412
Sub-advisor expenses	78	84	158	166
General and administrative expenses	189	190	389	370
Deferral of acquisition costs	(185)	(170)	(343)	(319)
Amortization of deferred acquisition costs	145	139	290	276
Total Operating Benefits and Expenses	873	824	1,756	1,658

Pretax Adjusted Operating Earnings	$417	$465	$837	$884

The following table summarizes a roll-forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$240,806	$247,611	$251,665	$235,465
Premiums and deposits (1)	4,421	4,265	8,509	7,989
Surrenders, withdrawals, and benefits (1)	(6,574)	(7,228)	(14,186)	(13,751)
Net flows	(2,153)	(2,963)	(5,677)	(5,762)
Investment performance	18,926	2,996	12,611	18,284
Change in value of equity option	993	224	598	524
Interest credited	101	84	195	172
Policy charges and other	(721)	(739)	(1,440)	(1,470)
Balance as of end of period, net of ceded reinsurance	257,952	247,213	257,952	247,213
Ceded reinsurance	13,704	16,803	13,704	16,803
Balance as of end of period, gross of reinsurance	$271,656	$264,016	$271,656	$264,016
(1) Excludes certain internal exchanges.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $48 million to $417 million for the three months ended June 30, 2025, from $465 million for the three months ended June 30, 2024, primarily due to:

•$43 million decrease in fee income attributable to lower average separate account values during the three months ended June 30, 2025, compared to the prior year; and
•$38 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily attributable to higher other policyholder benefits during the three months ended June 30, 2025.

These decreases were partially offset by:

•$21 million increase in spread income due to $38 million higher investment income, partially offset by $17 million higher interest credited on contract holder funds, compared to the prior year. Investment income was driven by higher invested asset balances. Increased interest credited on contract holder funds was primarily due to higher fixed annuity and RILA new business; and
•$11 million decrease in commissions and general expenses, net of deferrals, reflecting lower non-deferrable asset-based commissions expense of $6 million and lower sub-advisor expenses of $6 million, primarily driven by lower account values during the three months ended June 30, 2025.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $47 million to $837 million for the six months ended June 30, 2025, from $884 million for the six months ended June 30, 2024, primarily due to:

•$47 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily attributable to higher other policyholder benefits during the six months ended June 30, 2025;
•$31 million decrease in fee income primarily due to lower average separate account values, compared to the prior year; and
•$15 million increase in commissions and general expenses, net of deferrals, reflecting higher general and administrative expenses of $19 million during the six months ended June 30, 2025.

These decreases were partially offset by:

•$50 million increase in spread income primarily due to $73 million higher investment income and $23 million higher interest credited on contract holder funds compared to the prior year period. Investment income was driven by higher invested asset balances. Increased interest credited on contract holder funds was primarily due to higher fixed annuity and RILA new business.

Account Value

Retail annuities account value, net of reinsurance, increased $11 billion over the prior year period primarily due to positive variable annuity separate account returns driven by favorable market performance in 2025, as well as positive RILA and fixed annuity net flows over the period.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$125	$118	$241	$231
Total Operating Revenues	125	118	241	231

Operating Benefits and Expenses
Interest credited on other contract holder funds, net of deferrals and amortization	104	88	201	169
General and administrative expenses	2	1	3	2
Total Operating Benefits and Expenses	106	89	204	171

Pretax Adjusted Operating Earnings	$19	$29	$37	$60

The following table summarizes a roll-forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Institutional Products:
Balance as of beginning of period	$9,262	$7,825	$8,384	$8,406
Premiums and deposits	930	612	2,529	712
Surrenders, withdrawals, and benefits	(493)	(1,231)	(1,356)	(1,927)
Net flows	437	(619)	1,173	(1,215)
Interest credited	104	88	201	169
Policy charges and other (1)	551	5	596	(61)
Balance as of end of period	$10,354	$7,299	$10,354	$7,299
(1) Includes net deposit and withdrawal activity for FABCP funding agreements.

Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $10 million to $19 million for the three months ended June 30, 2025, from $29 million for the three months ended June 30, 2024, reflecting a $9 million decrease in spread income primarily due to a $16 million increase in interest credited on contract holder funds, due to increased account values, partially offset by a $7 million increase in investment income.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $23 million to $37 million for the six months ended June 30, 2025, from $60 million for the six months ended June 30, 2024, reflecting a $22 million decrease in spread income primarily due to a $32 million increase in interest credited on contract holder funds, due to increased account values, partially offset by a $10 million increase in investment income.

Account Value

Institutional product account value increased from $7,299 million at June 30, 2024, to $10,354 million at June 30, 2025. The increase in account value was primarily driven by an increased amount of FABN funding agreements and FABCP funding agreement in 2025.

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$107	$112	$215	$224
Premiums	21	28	50	58
Net investment income	181	168	368	331
Other income	5	7	11	14
Total Operating Revenues	314	315	644	627

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	154	144	308	288
(Gain) loss from updating future policy benefits cash flow assumptions, net	11	(2)	25	6
Interest credited on other contract holder funds, net of deferrals and amortization	90	101	187	205
Other commission expenses	8	9	17	18
General and administrative expenses	27	24	54	49
Deferral of acquisition costs	—	2	(1)	3
Amortization of deferred acquisition costs	2	2	4	4
Total Operating Benefits and Expenses	292	280	594	573

Pretax Adjusted Operating Earnings	$22	$35	$50	$54

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $13 million to $22 million for the three months ended June 30, 2025, from $35 million for the three months ended June 30, 2024, primarily due to:

•$23 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to changes in mortality; and
•$7 million decrease in premiums resulting from the continued run off of the closed block of life business.

These decreases were partially offset by:

•$13 million increase in net investment income; and
•$11 million decrease in interest credited on other contract holder funds, net of deferrals and amortization, resulting from the continued run off of the closed block of life business.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $4 million to $50 million for the six months ended June 30, 2025, from $54 million for the six months ended June 30, 2024, primarily due to:

•$39 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to changes in mortality, partially offset by lower other policyholder benefits; and
•$8 million decrease in premium resulting from the continued run off of the closed block of life business.

These decreases were partially offset by:

•$37 million increase in net investment income; and
•$18 million decrease in interest credited on contract holder funds, net of deferrals and amortization, resulting from the continued run off of the closed block of life business.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024		2025	2024
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$10	$12		$22	$24
Net investment income	8	(1)		19	3
Other income	4	(6)		5	(20)
Total Operating Revenues	22	5		46	7

Operating Benefits and Expenses
Interest expense	20	20		39	39
Sub-advisor expenses	(2)	(2)	(2.0)	(4)	(4)
General and administrative expenses	56	43	43.0	87	108
Total Operating Benefits and Expenses	74	61		122	143

Pretax Adjusted Operating Earnings	$(52)	$(56)		$(76)	$(136)

Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings improved $4 million to $(52) million for the three months ended June 30, 2025, from $(56) million for the three months ended June 30, 2024, primarily driven by a $10 million increase in other income, and a $9 million increase in net investment income, partially offset by a $13 million increase in general and administrative expenses, due to increased deferred compensation expenses during the three months ended June 30, 2025.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings improved $60 million to $(76) million for the six months ended June 30, 2025, from $(136) million for the six months ended June 30, 2024, primarily driven by a $25 million increase in other income primarily due to a one-time reinsurance related adjustment in 2024, a $21 million decrease in general and administrative expenses, due to decreased deferred compensation expenses, and a $16 million increase in net investment income.

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

The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate. See Note 8 - Reinsurance of the Notes to Condensed Consolidated Financial Statements for further details. We may also use other third-party investment managers for certain niche asset classes. As of June 30, 2025, Apollo managed $12.4 billion of cash and investments and other third-party investment managers managed approximately $304 million of investments.

Our Investment Committee has specified a target strategic asset allocation (“SAA”) that is designed to deliver the highest expected return within a defined risk tolerance while meeting other important objectives such as those mentioned in the second preceding paragraph. The fixed income portion of the SAA is assessed relative to a customized index of public corporate bonds that represents a close approximation of the maturity profile of our liabilities and a credit quality mix that is consistent with our risk tolerance. PPM’s objective is to outperform this index on a number of measures including portfolio yield, total return and capital loss due to downgrades and defaults. While PPM has access to a broad universe of potential investments, we believe grounding the investment program with a customized public corporate index that can be easily tracked and monitored helps guide PPM in meeting the risk and return expectations and assists with performance evaluation.

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

Item 2 | Management’s Discussion and Analysis | Investments
Portfolio Composition

The following table summarizes the carrying values of our investments:

	June 30, 2025			December 31, 2024
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$35,484	$8,330	$43,814	$31,231	$9,058	$40,289
Debt Securities, at fair value under fair value option	3,254	60	3,314	2,930	116	3,046
Equity securities, at fair value	63	114	177	72	125	197
Mortgage loans, net of allowance for credit losses	7,078	2,467	9,545	6,851	2,611	9,462
Mortgage loans, at fair value under fair value option	—	393	393	—	449	449
Policy loans	900	3,552	4,452	902	3,501	4,403
Freestanding derivative instruments	406	(22)	384	252	45	297
Other invested assets	2,171	725	2,896	2,087	777	2,864
Total investments	$49,356	$15,619	$64,975	$44,325	$16,682	$61,007

Available-for-sale debt securities increased to $43,814 million at June 30, 2025, from $40,289 million at December 31, 2024. The amortized cost of available-for-sale debt securities increased to $47,515 million as of June 30, 2025, from $44,976 million as of December 31, 2024. Further, net unrealized losses, after adjusting for allowance for credit loss, were $3,689 million as of June 30, 2025, compared to $4,679 million as of December 31, 2024.

Other Invested Assets

Other invested assets increased to $2,896 million at June 30, 2025 from $2,864 million at December 31, 2024.

Item 2 | Management’s Discussion and Analysis | Investments
Debt Securities

At June 30, 2025 and December 31, 2024, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

June 30, 2025	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,058	$—	$2	$886	$3,174
Other government securities	1,307	—	2	221	1,088
Corporate securities
Utilities	6,148	—	52	519	5,681
Energy	3,173	—	31	240	2,964
Banking	3,146	—	47	116	3,077
Healthcare	3,484	—	25	339	3,170
Finance/Insurance	5,319	8	64	336	5,039
Technology/Telecom	2,571	—	13	185	2,399
Consumer goods	2,663	—	31	278	2,416
Industrial	1,770	—	18	91	1,697
Capital goods	1,985	—	20	109	1,896
Real estate	1,663	—	14	92	1,585
Media	1,000	—	7	103	904
Transportation	1,476	—	11	137	1,350
Retail	1,320	—	9	122	1,207
Other (1)	2,878	—	32	86	2,824
Total Corporate Securities	38,596	8	374	2,753	36,209
Residential mortgage-backed	327	4	25	28	320
Commercial mortgage-backed	1,650	—	6	70	1,586
Other asset-backed securities	4,891	—	22	162	4,751
Total Debt Securities	$50,829	$12	$431	$4,120	$47,128

(1) No single remaining industry exceeds 3% of the portfolio.

Item 2 | Management’s Discussion and Analysis | Investments

December 31, 2024	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,120	$—	$1	$962	$3,159
Other government securities	1,345	—	1	252	1,094
Corporate securities
Utilities	5,716	—	29	589	5,156
Energy	3,119	—	16	291	2,844
Banking	2,612	—	19	137	2,494
Healthcare	3,428	—	10	393	3,045
Finance/Insurance	5,069	8	29	418	4,672
Technology/Telecom	2,313	—	5	220	2,098
Consumer goods	2,414	—	13	327	2,100
Industrial	1,733	—	10	114	1,629
Capital goods	1,922	—	8	137	1,793
Real estate	1,634	—	6	132	1,508
Media	1,005	—	3	121	887
Transportation	1,522	—	4	178	1,348
Retail	1,357	—	4	147	1,214
Other (1)	2,453	—	10	117	2,346
Total Corporate Securities	36,297	8	166	3,321	33,134
Residential mortgage-backed	374	6	14	44	338
Commercial mortgage-backed	1,674	—	3	100	1,577
Other asset-backed securities	4,243	25	11	196	4,033
Total Debt Securities	$48,053	$39	$196	$4,875	$43,335

(1) No single remaining industry exceeds 3% of the portfolio.

Evaluation of Available-For-Sale Debt Securities for Credit Loss

See Note 4 - Investments of the Notes to Condensed Consolidated Financial Statements for information about how we evaluate our available-for-sale debt securities for credit loss.

Equity Securities

Equity securities consist of investments in common and preferred stock and mutual fund investments. Common and preferred stock investments generally arise out of previous private equity investments or other settlements rather than as direct investments. Mutual fund investments typically represent investments made in our own mutual funds to seed those structures for external issuance at a later date. The following table summarizes our holdings:

	June 30,	December 31,
	2025	2024
	(in millions)
Common Stock	$7	$18
Preferred Stock	140	151
Mutual Funds	30	28
Total	$177	$197

Mortgage Loans

At June 30, 2025, commercial mortgage loans were collateralized by properties located in 34 states, the District of Columbia, and Europe. Residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

Item 2 | Management’s Discussion and Analysis | Investments
The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by property type:

	June 30,	December 31,
	2025	2024
	(in millions)
Commercial:
Apartment	$2,658	$2,450
Hotel	839	835
Office	1,241	1,317
Retail	1,679	1,685
Warehouse	2,124	2,134
Other	505	521
Total Commercial	9,046	8,942
Residential	1,029	1,090
Total	10,075	10,032
ACL (1)	(137)	(121)
Total with ACL	$9,938	$9,911

(1)    At June 30, 2025 and December 31, 2024, allowance for credit losses included $122 million and $116 million, respectively, for commercial loans and $15 million and $5 million, respectively, for residential loans.

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	June 30,	December 31,
	2025	2024
	(in millions)
United States:
East North Central	$992	$1,015
East South Central	286	347
Middle Atlantic	1,363	1,408
Mountain	665	474
New England	220	275
Pacific	2,172	2,260
South Atlantic	2,089	2,131
West North Central	677	617
West South Central	1,139	1,035
Total United States	9,603	9,562
Foreign	335	349
Total	$9,938	$9,911

Item 2 | Management’s Discussion and Analysis | Investments
The following table provides information about the credit quality of our mortgage loans:

	June 30,	December 31,
	2025	2024
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$7,340	$7,304
70% - 80%	1,061	1,074
80% - 100%	434	338
Greater than 100%	89	110
Total	8,924	8,826

Residential mortgage loans
Performing	948	987
Nonperforming (1)	66	98
Total	1,014	1,085

Total mortgage loans	$9,938	$9,911

(1) At June 30, 2025 and December 31, 2024, includes $20 million and $24 million, respectively, of loans 30-89 days past due and $16 million and $24 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	June 30,
	2025	2024
	(in millions)
Balance at beginning of year	$121	$165
Charge offs, net of recoveries	(6)	—
Reductions for mortgages disposed	(2)	—
Provision (release)	24	(5)
Balance at end of period	$137	$160
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent or in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment. Accrued interest amounting to $1 million and $1 million were written off as of June 30, 2025 and 2024, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The following table provides information about our impaired residential mortgage loans (in millions):

	June 30, 2025	December 31, 2024
Recorded investment (1)	$35	$29
Unpaid principal balance	42	33
Related loan allowance	1	1
Average recorded investment	32	30
Investment income recognized	—	1

(1) At June 30, 2025 and December 31, 2024, includes $3 million and $2 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.

Item 2 | Management’s Discussion and Analysis | Investments
Derivative Instruments

Note 5 – Derivative Instruments of the Notes to Condensed Consolidated Financial Statements presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments as of June 30, 2025 and December 31, 2024.

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

Our policy and contract liabilities includes separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of June 30, 2025, 90% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 7% were in our Closed Life and Annuity Blocks segment.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities
The table below represents a breakdown of our policy and contract liabilities:

June 30, 2025	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$231,918	$—	$6,779	$(5,223)	$233,474
RILA (1)	—	—	14,746	21	14,767
Fixed Index Annuities (2)	—	—	7,809	43	7,852
Fixed Annuities	—	—	9,551	1	9,552
Payout Annuities	—	1,150	853	—	2,003
Other Annuities	203	—	—	—	203
Total Retail Annuities	232,121	1,150	39,738	(5,158)	267,851
Total Institutional Products	—	—	10,354	—	10,354
Total Closed Life and Annuity Blocks	87	8,457	11,699	6	20,249
Total Policy and Contract Liabilities	232,208	9,607	61,791	(5,152)	298,454
Claims payable and other	—	1,322	162	—	1,484
Total	$232,208	$10,929	$61,953	$(5,152)	$299,938

December 31, 2024	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$228,851	$—	$7,206	$(5,176)	$230,881
RILA (1)	—	—	11,685	6	11,691
Fixed Index Annuities (2)	—	—	8,515	37	8,552
Fixed Annuities	—	—	9,615	1	9,616
Payout Annuities	—	1,095	844	—	1,939
Other Annuities	208	—	—	—	208
Total Retail Annuities	229,059	1,095	37,865	(5,132)	262,887
Total Institutional Products	—	—	8,384	—	8,384
Total Closed Life and Annuity Blocks	84	8,599	11,899	7	20,589
Total Policy and Contract Liabilities	229,143	9,694	58,148	(5,125)	291,860
Claims payable and other	—	1,378	164	—	1,542
Total	$229,143	$11,072	$58,312	$(5,125)	$293,402

(1) Includes the embedded derivative liabilities in other contract holder funds related to RILA of $4,032 million and $3,065 million at June 30, 2025 and December 31, 2024, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity in other contract holder funds of $825 million and $877 million at June 30, 2025 and December 31, 2024, respectively.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities
As of June 30, 2025:

•$232.2 billion or 78% of our policy and contract liabilities were backed by separate account assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets.
•$52.3 billion of our policy and contract liabilities were backed by our investment portfolio.
•$13.9 billion of our policy and contract liabilities were reinsured by Athene and backed by funds withheld assets.

As of June 30, 2025, 93% of fixed annuity, fixed-index annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed index annuities and fixed annuities.

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

The discussion below describes our liquidity and capital resources for the six months ended June 30, 2025.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Net cash provided by (used in) operating activities	$2,767	$2,904
Net cash provided by (used in) investing activities	(3,718)	(3,920)
Net cash provided by (used in) financing activities	968	64
Net increase (decrease) in cash, cash equivalents, and restricted cash	17	(952)
Cash, cash equivalents, and restricted cash at beginning of period	3,767	2,691
Total cash, cash equivalents, and restricted cash at end of period	$3,784	$1,739

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

Cash flows provided by (used in) operating activities decreased by $137 million to $2,767 million for the six months ended June 30, 2025, from $2,904 million for the six months ended June 30, 2024. This was primarily due to the timing related to the settlement of certain short-term payables.

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

Cash flows provided by (used in) investing activities improved $202 million to $(3,718) million during the six months ended June 30, 2025, from $(3,920) million during the six months ended June 30, 2024. This improvement was primarily driven by lower outflows related to our hedging program for derivative settlements and collateral compared to the prior year, partially offset by increased purchases of debt securities, primarily driven by increased fixed annuity and institutional sales in 2025.

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

Cash flows provided by (used in) financing activities increased $904 million to $968 million during the six months ended June 30, 2025, from $64 million during the six months ended June 30, 2024. This increase was primarily due to higher deposits from increased fixed annuity and institutional sales during the six months ended June 30, 2025, partially offset by repayments on repurchase agreements and federal home loan bank notes during 2025.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, and statutory reserve items) and model-based components. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk, and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of June 30, 2025, our insurance companies were well in excess of the minimum required capital levels.

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

Insurance Company Subsidiaries’ Liquidity

The liquidity sources for our insurance company subsidiaries include their cash, short-term investments, sales of publicly-traded bonds, insurance premiums, fees charged on their products, sales of annuities and institutional products, investment income, commercial repurchase agreements and utilization of borrowing facilities, including a short-term borrowing facility with the Federal Home Loan Bank of Indianapolis ("FHLBI").

The liquidity requirements for our insurance company subsidiaries include:
•liabilities associated with their insurance and reinsurance activities. Liabilities arising from insurance and reinsurance activities include the payment of policyholder benefits when due, cash payments in connection with policy surrenders and withdrawals and policy loans;
•purchases of new investments;
•management of derivative-related margin requirements. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are managed in accordance with our hedging and risk management program. Our cash flows associated with collateral received from counterparties and posted with counterparties fluctuates with changes in the market value of the underlying derivative contract and/or the market value of the collateral. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of June 30, 2025, we were in a net collateral payable position of $125 million, compared to $150 million as of December 31, 2024;
•repayment of principal and interest on debt, and payments of interest on surplus notes. As of June 30, 2025, Jackson’s outstanding surplus notes and bank debt included $48 million of bank loans from the FHLBI, collateralized by mortgage-related securities and mortgage loans, and $250 million of surplus notes maturing in 2027; and
•funding of expenses including payment of commissions, operating expenses and taxes.
Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio.

Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of June 30, 2025, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. Further, approximately half of Jackson’s general account reserves are not surrenderable, included surrender charges greater than 5%, or included market value adjustments to discourage early withdrawal of policy and contract funds as of June 30, 2025.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of June 30, 2025, the portfolio of cash, short-term investments and privately and publicly traded securities and equities that are unencumbered and unrestricted to sale, amounted to $30.8 billion.

Distributions and Dividends
• Holding Company
Any declaration of cash dividends or stock repurchases by JFI are at the discretion of JFI’s Board of Directors and will depend on our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, preferred stock and other contractual restrictions with respect to paying cash dividends or repurchasing stock, restrictions imposed by Delaware law, general business conditions and any other factors that JFI’s Board of Directors deems relevant in making any such determination. Therefore, there can be no assurance that we will pay any cash dividends to holders of our stock or approve any further increase in the existing, or any new, common stock repurchase program, or any assurance as to the amount of any such cash dividends or stock repurchases.

Under Delaware law, dividends may be paid, or stock may be repurchased, out of “surplus,” or out of the current or the immediately preceding year's earnings. Surplus is defined as the fair market value of net assets minus stated capital. JFI is a holding company and has no direct operations. All of our business operations are conducted through our subsidiaries. Any dividends we pay, or stock repurchases we make, will depend upon the funds legally available for distribution, including dividends or distributions from our subsidiaries to us. The states in which our insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to their parent companies. See “Distributions and Dividends - Insurance Company Subsidiaries” below for a discussion of those restrictions. Such restrictions, or any future restrictions adopted by the states in which our insurance subsidiaries are domiciled, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable by our subsidiaries without affirmative approval of state regulatory authorities. See “Risk Factors—Risks relating to Financing and Liquidity - As a holding company, Jackson Financial depends on the ability of its subsidiaries to pay dividends and make other distributions to meet its obligations and liquidity needs, including servicing debt, dividend payments and stock repurchases” in our 2024 Annual Report.

During the second quarter of 2025, we paid a cash dividend of $0.50 per depositary share and $0.80 per common share on JFI's preferred and common stock totaling $11 million and $58 million, respectively. On August 1, 2025, our Board of Directors approved a third quarter cash dividend on JFI's common stock of $0.80 per share, payable on September 25, 2025, to common shareholders of record on September 15, 2025. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on September 30, 2025, to depositary shareholders of record at the close of business on September 15, 2025.

We repurchased a total of 1,920,154 shares and 3,887,063 shares of common stock for an aggregate purchase price of $158 million and $330 million in the three and six months ended June 30, 2025, respectively, which were funded with cash on hand. As of July 25, 2025, the Company had remaining authorization to purchase $279 million of its common shares.

See Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements in this report for further information on dividends to shareholders and share repurchases.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
•Insurance Company Subsidiaries

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

For 2025, ordinary dividend capacity for Jackson and Brooke Life is based on the greater of 10% of 2024 reported statutory capital and surplus or statutory net gain from operations. This capacity is then reduced by cumulative dividends and other capital distributions in the preceding 12 months, subject to the availability of earned surplus. As a result of cumulative dividends and other capital distributions occurring in the preceding 12 months as of June 30, 2025, future dividends from both Jackson and Brooke Life are expected to be classified as extraordinary. There is a process within the Michigan Insurance Code to request extraordinary dividends that the companies have utilized previously. Brooke Life, as the sole owner of Jackson and Brooke Re, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial.

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

The credit agreement governing the 2023 Revolving Credit Facility contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). See Note 13 – Long-Term Debt of Notes to Condensed Consolidated Financial Statements for information regarding financial maintenance covenants contained in the credit agreement. We were in compliance with these covenants at June 30, 2025.

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

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5 million and $10 million for the three and six months ended June 30, 2025, respectively and interest expense on the notes was $5 million and $10 million for the three and six months ended June 30, 2024, respectively.

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

Federal Home Loan Bank

Jackson is a member of the regional FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of June 30, 2025 and December 31, 2024, Jackson held a bank loan with an outstanding balance of $48 million and $52 million, respectively.

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

As of July 25, 2025, the financial strength ratings of our principal insurance subsidiaries were as follows:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
April 1, 2025 - April 30, 2025
Share repurchase program	420,937	$74.54	420,937	$432
Employee transactions (2)	—	N/A	N/A	N/A

May 1, 2025 - May 31, 2025
Share repurchase program	643,911	83.88	643,911	378
Employee transactions (2)	—	N/A	N/A	N/A

June 1, 2025 - June 30, 2025
Share repurchase program	855,306	84.38	855,306	306
Employee transactions (2)	—	N/A	N/A	N/A

Totals
Share repurchase program	1,920,154		1,920,154
Employee transactions (2)	—		N/A
	1,920,154		1,920,154

(1) As of July 25, 2025, the Company had remaining authorization to purchase $279 million of its common shares. For more information on common stock repurchases, see Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.
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

Item 5. Other Information.

Executive Officer Change

Scott Romine’s employment as President and CEO of Jackson National Life Distributors LLC ("JNLD"), the marketing and distribution arm of Jackson National Life Insurance Company, terminated on August 5, 2025. A separation arrangement is expected to be entered into with Mr. Romine in connection with his separation from the Company. Alison Reed, Chief Product Development and Strategy Execution Officer of JNLD, will serve as an interim replacement until a permanent successor is identified.

Stock Trading Plans

During the three months ended June 30, 2025, other than what was disclosed in our last Quarterly Report on Form 10-Q, none of our Section 16 officers or JFI directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Jackson Financial’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Section 408(c) of Regulations S-K).

Item 6. Exhibits.

The following documents are filed as exhibits hereto:

Number	Description
10.1*†
Form of 2025 Notice of Award of Restricted Share Units and 2025 Director Restricted Share Unit Agreement (annual equity retainer) between Jackson Financial Inc. and each of Lily Fu Claffee, Gregory T. Durant, Steven A. Kandarian, Derek G. Kirkland, Drew Lawton, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher.

10.2*†
Form of 2025 Notice of Award of Restricted Share Units and 2025 Director Restricted Share Units Agreement (annual equity in lieu of cash retainer) between Jackson Financial Inc. and each of Lily Fu Claffee, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher.

10.3*†	Form of Notice of Award of Restricted Share Units and 2025 Restricted Share Unit Award Agreement (Mid-Cycle) between Jackson Financial Inc. and Christopher Raub.
10.4*†	Form of Notice of Award of Performance Units and 2025 Performance Unit Award Agreement (Mid-Cycle) between Jackson Financial Inc. and Christopher Raub.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: August 5, 2025	By:	/s/ Don W. Cummings
Don W. Cummings
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)