Form 10-Q
period 2025-09-30
Jackson Financial Inc.
filed 2025-11-04
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 24, 2025, there were 67,969,862 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
.

Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 30,	December 31,
	2025	2024
Assets	(Unaudited)
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $11 and $39 at September 30, 2025 and December 31, 2024, respectively (amortized cost: 2025 $49,228; 2024 $45,007)	$46,087	$40,289
Debt Securities, at fair value under fair value option	3,482	3,046
Equity securities, at fair value	180	197
Mortgage loans, net of allowance for credit losses of $143 and $121 at September 30, 2025 and December 31, 2024, respectively	9,571	9,462
Mortgage loans, at fair value under fair value option	349	449
Policy loans (including $3,592 and $3,489 at fair value under the fair value option at September 30, 2025 and December 31, 2024, respectively)	4,487	4,403
Freestanding derivative instruments	486	297
Other invested assets	3,049	2,864
Total investments	67,691	61,007
Cash and cash equivalents	4,562	3,767
Accrued investment income	585	529
Deferred acquisition costs	11,654	11,887
Reinsurance recoverable, net of allowance for credit losses of $26 and $27 at September 30, 2025 and December 31, 2024, respectively	20,053	21,830
Reinsurance recoverable on market risk benefits, at fair value	116	121
Market risk benefit assets, at fair value	8,521	8,899
Deferred income taxes, net	573	480
Other assets	757	787
Separate account assets	239,046	229,143
Total assets	$353,558	$338,450
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$10,912	$11,072
Other contract holder funds	65,289	58,312
Market risk benefit liabilities, at fair value	3,733	3,774
Funds withheld payable under reinsurance treaties (including $3,775 and $3,667 at fair value under the fair value option at September 30, 2025 and December 31, 2024, respectively)	15,498	16,742
Long-term debt	2,030	2,034
Repurchase agreements and securities lending payable	1,032	1,554
Collateral payable for derivative instruments	92	150
Freestanding derivative instruments	199	361
Notes issued by consolidated variable interest entities, at fair value under fair value option (see Note 4)	2,618	2,343
Other liabilities	2,608	2,983
Separate account liabilities	239,046	229,143
Total liabilities	343,057	328,468
Commitments, Contingencies, and Guarantees (see Note 16)
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; 22,000 shares issued and outstanding at September 30, 2025 and December 31, 2024; liquidation preference $25,000 per share (see Note 19)	533	533
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 68,333,010 and 73,380,643 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (see Note 19)	1	1
Additional paid-in capital	6,056	6,046
Treasury stock, at cost; 26,155,305 and 21,107,672 shares at September 30, 2025 and December 31, 2024, respectively	(1,493)	(1,007)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(401) and $(311) at September 30, 2025 and December 31, 2024, respectively	(2,609)	(3,522)
Retained earnings	7,741	7,713
Total shareholders' equity	10,229	9,764
Noncontrolling interests	272	218
Total equity	10,501	9,982
Total liabilities and equity	$353,558	$338,450

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Fee income	$2,025	$2,032	$5,953	$6,038
Premiums	31	31	111	106
Net investment income:
Net investment income excluding funds withheld assets	653	457	1,672	1,384
Net investment income on funds withheld assets	203	269	657	824
Total net investment income	856	726	2,329	2,208
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(1,132)	102	(2,649)	(4,132)
Net gains (losses) on funds withheld reinsurance treaties	(379)	(784)	(1,094)	(1,199)
Total net gains (losses) on derivatives and investments	(1,511)	(682)	(3,743)	(5,331)
Other income	15	14	45	25
Total revenues	1,416	2,121	4,695	3,046

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	230	209	730	639
(Gain) loss from updating future policy benefits cash flow assumptions, net	13	—	37	(7)
Market risk benefits (gains) losses, net	(226)	1,172	(183)	(2,062)
Interest credited on other contract holder funds, net of deferrals and amortization	313	275	896	821
Interest expense	25	25	75	76
Operating costs and other expenses, net of deferrals	714	742	2,072	2,105
Amortization of deferred acquisition costs	275	277	824	832
Total benefits and expenses	1,344	2,700	4,451	2,404
Pretax income (loss)	72	(579)	244	642
Income tax expense (benefit)	(19)	(113)	(14)	24
Net income (loss)	91	(466)	258	618
Less: Net income (loss) attributable to noncontrolling interests	15	3	27	17
Net income (loss) attributable to Jackson Financial Inc.	76	(469)	231	601
Less: Dividends on preferred stock	11	11	33	33
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$65	$(480)	$198	$568

Earnings per share
Basic	$0.93	$(6.37)	$2.76	$7.41
Diluted	$0.92	$(6.37)	$2.75	$7.34

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$91	$(466)	$258	$618

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment, net of tax expense (benefit) of: $19 and $68, for the three months ended September 30, 2025 and 2024, respectively, and $68 and $54, for the nine months ended September 30, 2025 and 2024, respectively.	551	1,679	1,512	1,170
Change in unrealized gains (losses) on securities with credit impairment, net of tax expense (benefit) of: $(1) and $(2), for the three months ended September 30, 2025 and 2024, respectively, and $(2) and $(1), for the nine months ended September 30, 2025 and 2024, respectively	(11)	(33)	(37)	(28)
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit) of $(19) and $(61), for the three months ended September 30, 2025 and 2024, respectively, and $(42) and $(29), for the nine months ended September 30, 2025 and 2024, respectively	(68)	(219)	(151)	(103)
Change in non-performance risk on market risk benefits, net of tax expense (benefit) of $(127) and $(51), for the three months ended September 30, 2025 and 2024, respectively, and $(114) and $(169), for the nine months ended September 30, 2025 and 2024, respectively	(458)	(184)	(411)	(614)
Total other comprehensive income (loss)	14	1,243	913	425
Comprehensive income (loss)	105	777	1,171	1,043
Less: Comprehensive income (loss) attributable to noncontrolling interests	15	3	27	17
Comprehensive income (loss) attributable to Jackson Financial Inc.	$90	$774	$1,144	$1,026

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of June 30, 2025	$533	$1	$6,047	$(1,337)	$(2,623)	$7,733	$10,354	$248	$10,602

Net income (loss)	—	—	—	—	—	76	76	15	91
Other comprehensive income (loss)	—	—	—	—	14	—	14	—	14
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	9	9
Dividends on preferred stock	—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock	—	—	—	—	—	(56)	(56)	—	(56)
Purchase of treasury stock	—	—	—	(157)	—	—	(157)	—	(157)
Share based compensation	—	—	9	1	—	(1)	9	—	9
Balances as of September 30, 2025	$533	$1	$6,056	$(1,493)	$(2,609)	$7,741	$10,229	$272	$10,501

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of June 30, 2024	$533	$1	$6,007	$(796)	$(3,626)	$7,965	$10,084	$200	$10,284

Net income (loss)	—	—	—	—	—	(469)	(469)	3	(466)
Other comprehensive income (loss)	—	—	—	—	1,243	—	1,243	—	1,243
Change in equity of noncontrolling interests	—	—	—	—	.	—	—	6	6
Dividends on preferred stock	—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock	—	—	—	—	—	(54)	(54)	—	(54)
Purchase of treasury stock	—	—	—	(113)	—	—	(113)	—	(113)
Share based compensation	—	—	18	—	—	—	18	—	18
Balances as of September 30, 2024	$533	$1	$6,025	$(909)	$(2,383)	$7,431	$10,698	$209	$10,907

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2024	$533	$1	$6,046	$(1,007)	$(3,522)	$7,713	$9,764	$218	$9,982

Net income (loss)	—	—	—	—	—	231	231	27	258
Other comprehensive income (loss)	—	—	—	—	913	—	913	—	913
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	27	27
Dividends on preferred stock	—	—	—	—	—	(33)	(33)	—	(33)
Dividends on common stock	—	—	—	—	—	(173)	(173)	—	(173)
Purchase of treasury stock	—	—	—	(517)	—	—	(517)	—	(517)
Share based compensation	—	—	10	31	—	3	44	—	44
Balances as of September 30, 2025	$533	$1	$6,056	$(1,493)	$(2,609)	$7,741	$10,229	$272	$10,501

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2023	$533	$1	$6,005	$(599)	$(2,808)	$7,038	$10,170	$164	$10,334

Net income (loss)	—	—	—	—	—	601	601	17	618
Other comprehensive income (loss)	—	—	—	—	425	—	425	—	425
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	28	28
Dividends on preferred stock	—	—	—	—	—	(33)	(33)	—	(33)
Dividends on common stock	—	—	—	—	—	(164)	(164)	—	(164)
Purchase of treasury stock	—	—	—	(343)	—	—	(343)	—	(343)
Share based compensation	—	—	20	33	—	(11)	42	—	42
Balances as of September 30, 2024	$533	$1	$6,025	$(909)	$(2,383)	$7,431	$10,698	$209	$10,907

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$258	$618

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	111	82
Net losses (gains) on derivatives	2,538	4,050
Net losses (gains) on funds withheld reinsurance treaties	1,094	1,199
Net (gain) loss on market risk benefits	(183)	(2,062)
(Gain) loss from updating future policy benefits cash flow assumptions, net	37	(7)
Interest credited on other contract holder funds, gross	896	821
Mortality, expense and surrender charges	(393)	(410)
Amortization of discount and premium on investments	(32)	(42)
Deferred income tax expense (benefit)	(4)	259
Share-based compensation	106	162
Change in:
Accrued investment income	(56)	(16)
Deferred acquisition costs	233	315
Funds withheld, net of reinsurance	108	58
Future policy benefits	(396)	(482)
Other assets and liabilities, net	(180)	(277)
Net cash provided by (used in) operating activities	4,137	4,268

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	6,326	7,970
Equity securities	46	201
Mortgage loans	1,148	1,268
Purchases of:
Debt securities	(11,015)	(9,250)
Equity securities	(21)	(5)
Mortgage loans	(1,167)	(674)
Settlements related to derivatives and collateral on investments	(977)	(3,543)
Other investing activities	(152)	(288)
Net cash provided by (used in) investing activities	(5,812)	(4,321)

(continued)
See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$19,760	$14,852
Withdrawals	(30,424)	(29,185)
Net transfers from (to) separate accounts	14,716	14,314
Proceeds from (payments on) repurchase agreements and securities lending	(520)	800
Net proceeds from (payments on) Federal Home Loan Bank notes	(700)	(250)
Settlements related to deferred premium on derivatives	(7)	—
Payments on debt	(5)	(5)
Issuance of debt of consolidated investment entities	494	910
Repayments of debt of consolidated investment entities	(152)	(506)
Contributions from partners of consolidated investments	27	29
Distributions from partners of consolidated investments	—	—
Dividends on common stock	(169)	(160)
Dividends on preferred stock	(33)	(33)
Purchase of treasury stock	(517)	(343)
Net cash provided by (used in) financing activities	2,470	423

Net increase (decrease) in cash, cash equivalents, and restricted cash	795	370

Cash, cash equivalents, and restricted cash at beginning of period	3,767	2,691
Total cash, cash equivalents, and restricted cash at end of period	$4,562	$3,061

Supplemental cash flow information
Income taxes paid (received)	$(11)	$152
Interest paid	$167	$180

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$179	$37
Other invested assets acquired from stock splits and stock distributions	$—	$—

Non-cash financing activities
Non-cash dividend equivalents on stock-based awards	$(4)	$(4)

Reconciliation to Condensed Consolidated Balance Sheets
Cash and cash equivalents	$4,562	$3,061
Restricted cash (included in Other assets)	—	—
Total cash, cash equivalents, and restricted cash	$4,562	$3,061

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

Jackson Financial’s primary life insurance subsidiary, Jackson National Life Insurance Company and its insurance subsidiaries (collectively, “Jackson”), is licensed to sell group and individual annuity products (including variable, registered index-linked, fixed index, fixed and payout annuities), and individual life insurance products, including variable universal life, in all 50 states and the District of Columbia. Jackson also participates in the institutional products market through the issuance of guaranteed investment contracts (“GICs”) and funding agreements. In addition to Jackson, Jackson Financial’s operating subsidiaries include:
•PPM America, Inc. (“PPM”), a registered investment adviser, is the Company’s investment management operation that manages the life insurance companies’ general account investment funds. PPM also provides investment services to other institutional clients globally;
•Brooke Life Insurance Company (“Brooke Life”), the direct parent of Jackson, is a Michigan life insurance company licensed to sell life insurance and annuity products in the state of Michigan; and
•Brooke Life Reinsurance Company ("Brooke Re"), also a direct subsidiary of Brooke Life, was formed January 1, 2024, as a Michigan captive reinsurance company.
Other significant wholly-owned subsidiaries of Jackson are as follows:
•Life insurers: Jackson National Life Insurance Company of New York; Squire Reassurance Company II, Inc.; and VFL International Life Company SPC, LTD;
•Registered broker-dealer: Jackson National Life Distributors LLC; and
•Registered investment adviser: Jackson National Asset Management LLC (“JNAM”) manages the life insurance companies' separate account funds underlying our variable annuities products, of which the majority of the funds are sub-advised. JNAM manages and oversees those sub-advisers.

The Company's Condensed Consolidated Financial Statements also include other insignificant partnerships, limited liability companies (“LLCs”) and other variable interest entities (“VIEs”) in which the Company is deemed the primary beneficiary.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but not required for interim reporting purposes, has been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025 (the "2024 Annual Report"). The condensed consolidated financial information as of December 31, 2024, included herein, has been derived from the audited Consolidated Financial Statements in the 2024 Annual Report.

Certain accounting policies, which significantly affect the determination of the Company's financial condition, results of operations and cash flows, are summarized in the Notes to Consolidated Financial Statements in the 2024 Annual Report.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Business and Basis of Presentation
In the opinion of management, these Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. All material intercompany accounts and transactions have been eliminated upon consolidation. All prior period amounts have been conformed to the current period presentation.

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

2. New Accounting Standards

Accounting Pronouncements – Issued but Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures”, which enhances annual income tax disclosures by requiring disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements in this ASU will be effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted, and are to be applied on a prospective basis with the option to apply retrospectively. The Company will apply the amendments for the annual period ending December 31, 2025. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU requires footnote disclosure about specific types of expenses included in certain expense captions presented on the face of the income statement and the total amount of selling expenses on an annual and interim basis. The entity is also required to disclose its definition of selling expenses in annual reporting periods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. New Accounting Standards
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under FASB’s Accounting Standards Codification Topic 606 – Revenue from Contracts with Customers. The amendments in this ASU will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-use Software,” which requires that an entity capitalize software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The amendments in this ASU will be effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

3. Segment Information

The Company has three reportable segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. The Company reports, in Corporate and Other, certain activities and items that are not included in these reportable segments, including the results of PPM Holdings, Inc., the holding company of PPM, which manages the majority of the Company’s general account investment portfolio. The reportable segments reflect how the Company’s chief operating decision maker (the "CODM") views and manages the business. The Company’s CODM function is performed jointly by the Chief Executive Officer and the Chief Financial Officer. For the Retail Annuities, Closed Life and Annuity Blocks, and Institutional Products segments, the CODM uses segment pretax adjusted operating earnings to allocate resources for each segment, predominantly through the annual budget and forecasting process, and to assess the performance of each segment, primarily by comparing the results of each segment with one another, with planned and forecasted results, and with comparative prior period results. The following is a brief description of the Company’s reportable segments, plus its Corporate and Other segment.

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

The financial results of the variable annuity business within the Company’s Retail Annuities segment are largely dependent on the performance of the contract holder account value, which impacts both the level of fees collected and the benefits paid to the contract holder. The financial results of the Company’s fixed annuities, fixed index annuities, RILA and the fixed option on variable annuities, are largely dependent on the Company’s ability to earn a spread between earned investment rates on general account assets and the interest credited to contract holders.

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

Segment Performance Measurement

Segment operating revenues and pretax adjusted operating earnings are non-GAAP financial measures that management believes are critical to the evaluation of the financial performance of the Company’s segments. The Company uses the same accounting policies and procedures to measure segment pretax adjusted operating earnings as used in its reporting of consolidated net income. Its primary measure is pretax adjusted operating earnings, which is defined as net income reported in accordance with U.S. GAAP, excluding certain items that may be highly variable from period to period due to accounting treatment under U.S. GAAP, or that are non-recurring in nature, as well as certain other revenues and expenses that are not considered drivers of underlying performance. Operating revenues and pretax adjusted operating earnings should not be used as a substitute for revenues and net income, respectively, as calculated in accordance with U.S. GAAP.

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

2.     Amortization of DAC associated with non-operating items at date of transition to LDTI: Amortization of the balance of unamortized deferred acquisition costs ("DAC"), at January 1, 2021, the date of transition to current Long Duration Targeted Improvements ("LDTI") accounting guidance, associated with items excluded from pretax adjusted operating earnings prior to transition.

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

7.    Income taxes.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
Set forth in the tables below is certain information with respect to the Company’s segments (in millions):

Three Months Ended September 30, 2025	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,144	$—	$104	$11	$1,259
Premiums	14	—	19	—	33
Net investment income	246	148	189	9	592
Other income (loss)	7	—	6	2	15
Total Operating Revenues	1,411	148	318	22	1,899

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	20	—	160	—	180
(Gain) loss from updating future policy benefits cash flow assumptions, net	(4)	—	16	—	12
Interest credited on other contract holder funds, net of deferrals and amortization	109	116	88	—	313
Interest expense	6	—	—	19	25
Asset-based commission expenses	296	—	—	—	296
Other commission expenses	315	—	8	—	323
Sub-advisor expenses	80	—	—	(2)	78
General and administrative expenses	195	1	28	40	264
Deferral of acquisition costs	(248)	—	1	—	(247)
Amortization of deferred acquisition costs	148	—	2	—	150
Total Operating Benefits and Expenses	917	117	303	57	1,394

Pretax Adjusted Operating Earnings	$494	$31	$15	$(35)	$505

Three Months Ended September 30, 2024	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,128	$—	$111	$12	$1,251
Premiums	12	—	22	—	34
Net investment income	196	101	155	—	452
Other income	8	—	7	(1)	14
Total Operating Revenues	1,344	101	295	11	1,751

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	26	—	131	—	157
(Gain) loss from updating future policy benefits cash flow assumptions, net	(12)	—	11	—	(1)
Interest credited on other contract holder funds, net of deferrals and amortization	88	83	104	—	275
Interest expense	6	—	—	19	25
Asset-based commission expenses	285	—	—	—	285
Other commission expenses	252	—	9	—	261
Sub-advisor expenses	84	—	—	(2)	82
General and administrative expenses	214	1	30	65	310
Deferral of acquisition costs	(197)	—	1	—	(196)
Amortization of deferred acquisition costs	140	—	2	—	142
Total Operating Benefits and Expenses	886	84	288	82	1,340

Pretax Adjusted Operating Earnings	$458	$17	$7	$(71)	$411

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Nine Months Ended September 30, 2025	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$3,298	$—	$319	$33	$3,650
Premiums	48	—	69	—	117
Net investment income	637	389	557	28	1,611
Other income (loss)	21	—	17	7	45
Total Operating Revenues	4,004	389	962	68	5,423

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	82	—	468	—	550
(Gain) loss from updating future policy benefits cash flow assumptions, net	(8)	—	41	—	33
Interest credited on other contract holder funds, net of deferrals and amortization	304	317	275	—	896
Interest expense	17	—	—	58	75
Asset-based commission expenses	853	—	—	—	853
Other commission expenses	756	—	25	—	781
Sub-advisor expenses	238	—	—	(6)	232
General and administrative expenses	584	4	82	127	797
Deferral of acquisition costs	(591)	—	—	—	(591)
Amortization of deferred acquisition costs	438	—	6	—	444
Total Operating Benefits and Expenses	2,673	321	897	179	4,070

Pretax Adjusted Operating Earnings	$1,331	$68	$65	$(111)	$1,353

Nine Months Ended September 30, 2024	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$3,313	$—	$335	$36	$3,684
Premiums	34	—	80	—	114
Net investment income	514	332	486	3	1,335
Other income	25	—	21	(21)	25
Total Operating Revenues	3,886	332	922	18	5,158

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	51	—	419	—	470
(Gain) loss from updating future policy benefits cash flow assumptions, net	(26)	—	17	—	(9)
Interest credited on other contract holder funds, net of deferrals and amortization	260	252	309	—	821
Interest expense	18	—	—	58	76
Asset-based commission expenses	843	—	—	—	843
Other commission expenses	664	—	27	—	691
Sub-advisor expenses	250	—	—	(6)	244
General and administrative expenses	584	3	79	173	839
Deferral of acquisition costs	(516)	—	4	—	(512)
Amortization of deferred acquisition costs	416	—	6	—	422
Total Operating Benefits and Expenses	2,544	255	861	225	3,885

Pretax Adjusted Operating Earnings	$1,342	$77	$61	$(207)	$1,273

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson Financial and its subsidiaries to PPM, which were $28 million and $21 million for the three months ended September 30, 2025 and 2024, respectively, and $72 million and $60 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes the reconciling items from the non-GAAP measure of total operating revenues to the U.S. GAAP measure of total revenues attributable to the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total operating revenues	$1,899	$1,751	$5,423	$5,158
Fees attributed to guarantee benefit reserves	765	779	2,297	2,347
Net gains (losses) on hedging instruments and investments	(1,487)	(678)	(3,713)	(5,313)
Net investment income (loss) related to noncontrolling interests	15	3	27	17
Consolidated investments	21	(3)	4	13
Net investment income on funds withheld assets	203	269	657	824
Total revenues (1)	$1,416	$2,121	$4,695	$3,046

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

The following table summarizes the reconciling items from the non-GAAP measure of total operating benefits and expenses to the U.S. GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total operating benefits and expenses	$1,394	$1,340	$4,070	$3,885
Net (gain) loss on market risk benefits	(226)	1,172	(183)	(2,062)
Benefits attributed to guaranteed benefit features	51	53	184	171
Amortization of DAC related to non-operating revenues and expenses	125	135	380	410
Total benefits and expenses	$1,344	$2,700	$4,451	$2,404

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
The following table summarizes the reconciling items, from the non-GAAP measure of pretax adjusted operating earnings to the U.S. GAAP measure of net income attributable to the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pretax adjusted operating earnings	$505	$411	$1,353	$1,273
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Fees attributable to guarantee benefit reserves	765	779	2,297	2,347
Net gains (losses) on hedging instruments	(14)	591	(843)	(3,068)
Market risk benefits gains (losses), net	226	(1,172)	183	2,062
Net reserve and embedded derivative movements	(1,160)	(493)	(1,893)	(1,135)
Total net hedging results	(183)	(295)	(256)	206
Amortization of DAC associated with non-operating items at date of transition to LDTI	(125)	(135)	(380)	(410)
Net realized investment gains (losses)	(1)	(45)	(37)	(82)
Net realized investment gains (losses) on funds withheld assets	(379)	(784)	(1,094)	(1,199)
Net investment income on funds withheld assets	203	269	657	824
Other items	37	(3)	(26)	13
Pretax income (loss) attributable to Jackson Financial Inc.	57	(582)	217	625
Income tax expense (benefit)	(19)	(113)	(14)	24
Net income (loss) attributable to Jackson Financial Inc.	76	(469)	231	601
Less: Dividends on preferred stock	11	11	33	33
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$65	$(480)	$198	$568

The following table summarizes total assets by segment (in millions):

	September 30, 2025	December 31, 2024
Retail Annuities	$308,085	$296,621
Closed Life and Annuity Blocks	26,861	26,700
Institutional Products	12,541	9,332
Corporate and Other	6,071	5,797
Total Assets	$353,558	$338,450

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

Debt Securities

The following table sets forth the composition of the fair value of debt securities at September 30, 2025, and December 31, 2024, classified by rating categories as assigned by a nationally recognized statistical rating organization (a “rating agency”), the National Association of Insurance Commissioners (the “NAIC”) or, if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by a rating agency when rating agencies' ratings are not equivalent and, for purposes of the table, if not otherwise rated by a rating agency, the NAIC rating of a security is converted to an equivalent rating agency rating. At September 30, 2025 and December 31, 2024, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $752 million and $417 million, respectively.

	Percent of Total Debt Securities Carrying Value
	September 30, 2025	December 31, 2024
Investment Rating
U.S. government securities	6.5%	7.3%
AAA	5.2%	6.1%
AA	9.5%	9.6%
A	32.1%	31.2%
BBB	39.9%	38.8%
Investment grade	93.2%	93.0%
BB	2.7%	3.1%
B and below	4.1%	3.9%
Below investment grade	6.8%	7.0%
Total debt securities	100.0%	100.0%

At September 30, 2025 and December 31, 2024, the total carrying value of debt securities in an unrealized loss position consisted of:

	September 30, 2025	December 31, 2024
Investment grade securities	78%	79%
Below investment grade securities	1%	1%
Not rated securities	21%	20%

Unrealized losses on debt securities that were below investment grade or not rated were approximately 19% and 19% of the aggregate gross unrealized losses on available-for-sale debt securities at September 30, 2025 and December 31, 2024, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Corporate securities in an unrealized loss position were diversified across industries. As of September 30, 2025, the industries accounting for the largest percentage of unrealized losses included utility (18% of corporate gross unrealized losses) and healthcare (13%). The largest unrealized loss related to a single corporate obligor was $55 million at September 30, 2025. As of December 31, 2024, the industries accounting for the largest percentage of unrealized losses included utility (18% of corporate gross unrealized losses) and financial services (13%). The largest unrealized loss related to a single corporate obligor was $61 million at December 31, 2024.

At September 30, 2025 and December 31, 2024, the amortized cost, allowance for credit loss ("ACL"), gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
September 30, 2025	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,068	$—	$3	$848	$3,223
Other government securities	1,278	—	4	194	1,088
Public utilities	6,376	—	79	448	6,007
Corporate securities	33,502	8	451	2,017	31,928
Residential mortgage-backed	352	3	24	24	349
Commercial mortgage-backed	1,811	—	9	59	1,761
Other asset-backed securities	5,323	—	34	144	5,213
Total debt securities	$52,710	$11	$604	$3,734	$49,569

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,120	$—	$1	$962	$3,159
Other government securities	1,345	—	1	252	1,094
Public utilities	5,716	—	29	589	5,156
Corporate securities	30,581	8	137	2,732	27,978
Residential mortgage-backed	374	6	14	44	338
Commercial mortgage-backed	1,674	—	3	100	1,577
Other asset-backed securities	4,243	25	11	196	4,033
Total debt securities	$48,053	$39	$196	$4,875	$43,335

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at September 30, 2025, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$1,721	$—	$2	$8	$1,715
Due after 1 year through 5 years	13,481	8	149	304	13,318
Due after 5 years through 10 years	13,030	—	271	331	12,970
Due after 10 years through 20 years	9,632	—	87	1,342	8,377
Due after 20 years	7,360	—	28	1,522	5,866
Residential mortgage-backed	352	3	24	24	349
Commercial mortgage-backed	1,811	—	9	59	1,761
Other asset-backed securities	5,323	—	34	144	5,213
Total	$52,710	$11	$604	$3,734	$49,569
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

As required by law in various states in which business is conducted, securities with a carrying value of $62 million and $83 million at September 30, 2025 and December 31, 2024, respectively, were on deposit with regulatory authorities.

Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans, as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
September 30, 2025	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$163	$2	$2	$13	$150
Alt-A	26	1	16	1	40
Subprime	7	—	5	—	12
Total non-agency RMBS	$196	$3	$23	$14	$202

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$145	$3	$2	$18	$126
Alt-A	52	3	8	11	46
Subprime	5	—	4	—	9
Total non-agency RMBS	$202	$6	$14	$29	$181

(1) Amortized cost, apart from carrying value for securities carried at fair value under the fair value option and trading securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The Company defines its exposure to non-agency RMBS as follows:

•Prime loan-backed securities that are collateralized by mortgage loans made to the highest rated borrowers;
•Alt-A loan-backed securities that are collateralized by mortgage loans made to borrowers who lack credit documentation or necessary requirements to obtain prime borrower rates; and
•Subprime loan-backed securities that are collateralized by mortgage loans made to borrowers that have a FICO score of 660 or lower.

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest written off was $4 million and $5 million for the three and nine months ended September 30, 2025, and $1 million and $1 million for the three and nine months ended September 30, 2024.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	September 30, 2025			December 31, 2024
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$2	$40	9	$6	$172	21
Other government securities	1	38	4	2	47	13
Public utilities	5	377	31	26	835	92
Corporate securities	27	1,223	159	179	5,998	694
Residential mortgage-backed	—	11	23	3	96	52
Commercial mortgage-backed	2	148	27	18	265	31
Other asset-backed securities	17	449	57	9	641	51
Total temporarily impaired securities	$54	$2,286	310	$243	$8,054	954

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$846	$2,268	22	$956	$2,149	23
Other government securities	193	922	111	250	1,026	130
Public utilities	443	3,430	422	563	3,486	449
Corporate securities	1,990	12,920	1,590	2,553	13,956	1,828
Residential mortgage-backed	24	182	176	41	187	204
Commercial mortgage-backed	57	877	127	82	1,002	150
Other asset-backed securities	127	1,293	153	187	1,609	194
Total temporarily impaired securities	$3,680	$21,892	2,601	$4,632	$23,415	2,978

	Total			Total
	Gross			Gross
	Unrealized	Fair	# of	Unrealized	Fair	# of
	Losses	Value	securities (1)	Losses	Value	securities (1)
U.S. government securities	$848	$2,308	26	$962	$2,321	38
Other government securities	194	960	115	252	1,073	142
Public utilities	448	3,807	450	589	4,321	524
Corporate securities	2,017	14,143	1,717	2,732	19,954	2,380
Residential mortgage-backed	24	193	199	44	283	255
Commercial mortgage-backed	59	1,025	152	100	1,267	175
Other asset-backed securities	144	1,742	204	196	2,250	238
Total temporarily impaired securities	$3,734	$24,178	2,863	$4,875	$31,469	3,752
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of September 30, 2025, did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of these securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As of September 30, 2025, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. As described below, the Company performed analyses of the financial performance of the underlying issues in an unrealized loss position and believes that recovery of the entire amortized cost of each such security is expected.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The roll-forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

Three Months Ended September 30, 2025	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at July 1, 2025	$—	$—	$—	$8	$4	$—	$—	$12
Additions for which credit loss was not previously recorded	—	—	—	—	—	—	—	—
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	12	12
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	(12)	(12)
Reductions for securities disposed	—	—	—	—	(1)	—	—	(1)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at September 30, 2025 (2)	$—	$—	$—	$8	$3	$—	$—	$11

Three Months Ended September 30, 2024	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at July 1, 2024	$—	$—	$—	$13	$6	$—	$8	$27
Additions for which credit loss was not previously recorded	—	—	16	—	—	—	—	16
Changes for securities with previously recorded credit loss	—	—	—	2	—	—	7	9
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	(6)	—	—	—	(6)
Reductions for securities disposed	—	—	—	—	(2)	—	—	(2)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at September 30, 2024 (2)	$—	$—	$16	$9	$4	$—	$15	$44

Nine Months Ended September 30, 2025	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2025	$—	$—	$—	$8	$6	$—	$25	$39
Additions for which credit loss was not previously recorded	—	—	—	—	—	1	—	1
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	40	40
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	(65)	(65)
Reductions for securities disposed	—	—	—	—	(3)	—	—	(3)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	(1)	—	(1)
Balance at September 30, 2025 (2)	$—	$—	$—	$8	$3	$—	$—	$11

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

Nine Months Ended September 30, 2024	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2024	$—	$—	$—	$15	$6	$—	$—	$21
Additions for which credit loss was not previously recorded	—	—	16	—	—	—	1	17
Changes for securities with previously recorded credit loss	—	—	—	2	—	—	14	16
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	(6)	—	—	—	(6)
Reductions for securities disposed	—	—	—	(2)	(2)	—	—	(4)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at September 30, 2024 (2)	$—	$—	$16	$9	$4	$—	$15	$44

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $493 million and $446 million as of September 30, 2025 and 2024, respectively, and was excluded from the determination of credit losses for the three and nine months ended September 30, 2025 and 2024.

Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Debt securities (1)	$520	$393	$1,366	$1,191
Equity securities	2	3	8	6
Mortgage loans	90	83	261	248
Policy loans	17	17	50	50
Limited partnerships	69	20	129	106
Other investment income	61	51	167	135
Total investment income excluding funds withheld assets	759	567	1,981	1,736
Investment expenses (2)	(106)	(110)	(309)	(352)
Net investment income excluding funds withheld assets	653	457	1,672	1,384
Net investment income on funds withheld assets (see Note 8)	203	269	657	824
Net investment income	$856	$726	$2,329	$2,208
(1) Includes changes in fair value gains (losses) on trading securities and includes $14 million and $(60) million for the three and nine months ended September 30, 2025, respectively, and $(23) million and $(1) million for the three and nine months ended September 30, 2024, respectively, related to the change in fair value for securities carried under the fair value option.
(2) Includes expenses from consolidated variable interest entities, which includes changes in fair value of notes issued by those entities, of $(46) million and $(120) million for the three and nine months ended September 30, 2025, respectively, and $(44) million and $(150) million for the three and nine months ended September 30, 2024, respectively.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $6 million and $10 million for the three months ended September 30, 2025 and 2024, respectively, and $8 million and $16 million for the nine months ended September 30, 2025 and 2024, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Available-for-sale securities
Realized gains on sale	$10	$4	$17	$21
Realized losses on sale	(8)	(2)	(31)	(114)
Credit loss income (expense)	—	(11)	—	(11)
Credit loss income (expense) on mortgage loans	(2)	8	(23)	6
Other (1)	64	(44)	(74)	16
Net gains (losses) excluding derivatives and funds withheld assets	64	(45)	(111)	(82)
Net gains (losses) on derivative instruments (see Note 5)	(1,196)	147	(2,538)	(4,050)
Net gains (losses) on derivatives and investments	(1,132)	102	(2,649)	(4,132)

Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	(379)	(784)	(1,094)	(1,199)
Total net gains (losses) on derivatives and investments	$(1,511)	$(682)	$(3,743)	$(5,331)

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

The aggregate fair value of securities sold at a loss for the three and nine months ended September 30, 2025 was $283 million and $1.5 billion, which was approximately 95% and 95% of book value, respectively. The aggregate fair value of securities sold at a loss for the three and nine months ended September 30, 2024 was $419 million and $2.3 billion, which was approximately 97% and 94% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $0.9 billion and $2.7 billion during the three and nine months ended September 30, 2025, respectively, and $0.6 billion and $3.5 billion during the three and nine months ended September 30, 2024, respectively.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
•Private Equity Funds VII – IX and Strategic Opportunity Fund I are limited partnership structures that invest the ownership capital in portfolios of various other limited partnership structures. Private Equity Fund IX was funded in August 2025 and Strategic Opportunity Fund I was funded in June 2025.

•PPM created and managed institutional share class mutual funds, where Jackson seeded new funds, or new share classes within a fund, when deemed necessary to develop the requisite track record prior to allowing investment by external parties. These mutual funds ceased operations during the year ended December 31, 2024.

Asset and liability information for the consolidated VIEs included on the Condensed Consolidated Balance Sheets are as follows (in millions):

	September 30, 2025	December 31, 2024
Assets
Debt securities, at fair value under fair value option	$2,649	$2,429
Equity securities	6	6
Other invested assets	862	620
Cash and cash equivalents	183	178
Other assets	69	51
Total assets	$3,769	$3,284

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$2,618	$2,343
Other liabilities	309	279
Total other liabilities	2,927	2,622
Total liabilities	$2,927	$2,622

Equity
Noncontrolling interests	$272	$218

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

•The carrying amounts of the Company’s investments in certain LPs and LLCs are recognized in other invested assets on the Condensed Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 16 of these Notes to Condensed Consolidated Financial Statements. The Company’s exposure to loss was limited to $2,644 million and $2,637 million as of September 30, 2025 and December 31, 2024, respectively, representing the aggregate capital invested and unfunded capital commitments related to the LPs and LLCs at those dates. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

•The Company's investments in certain mutual funds are recognized in equity securities on the Condensed Consolidated Balance Sheets and were $21 million and $19 million as of September 30, 2025 and December 31, 2024, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Commercial and Residential Mortgage Loans

The following table shows commercial mortgage loans, residential mortgage loans, and the respective accrued interest thereon (in millions):

	September 30, 2025	December 31, 2024
Commercial mortgage loans (1)	$8,813	$8,826
Accrued interest receivable on commercial mortgage loans	33	34
Residential mortgage loans (2)	1,107	1,085
Accrued interest receivable on residential mortgage loans	10	7
(1) Net of an allowance for credit losses of $121 million and $116 million at each date, respectively.
(2) Net of an allowance for credit losses of $22 million and $5 million at each date, respectively.

At September 30, 2025, commercial mortgage loans were collateralized by properties located in 34 states, the District of Columbia, and Europe, while residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

The following table provides the change in the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended September 30, 2025	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at July 1, 2025	$18	$10	$42	$24	$26	$2	$15	$137
Charge offs, net of recoveries	—	(4)	(3)	—	—	—	—	(7)
Reductions for mortgages disposed	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	17	10	(15)	(13)	6	1	7	13
Balance at September 30, 2025 (1) (2)	$35	$16	$24	$11	$32	$3	$22	$143

Three Months Ended September 30, 2024	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at July 1, 2024	$27	$5	$70	$27	$19	$7	$5	$160
Charge offs, net of recoveries	(3)	—	—	—	—	—	—	(3)
Reductions for mortgages disposed	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(4)	—	(4)	5	(1)	(5)	—	(9)
Balance at September 30, 2024 (1) (2)	$20	$5	$66	$32	$18	$2	$5	$148

Nine Months Ended September 30, 2025	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2025	$23	$7	$44	$19	$20	$3	$5	$121
Charge offs, net of recoveries	—	(4)	(9)	—	—	—	—	(13)
Reductions for mortgages disposed	(1)	—	—	(1)	—	—	—	(2)
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	13	13	(11)	(7)	12	—	17	37
Balance at September 30, 2025 (1) (2)	$35	$16	$24	$11	$32	$3	$22	$143

Nine Months Ended September 30, 2024	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2024	$28	$4	$78	$27	$17	$6	$5	$165
Charge offs, net of recoveries	(3)	—	—	—	—	—	—	(3)
Reductions for mortgages disposed	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(5)	1	(12)	5	1	(4)	—	(14)
Balance at September 30, 2024 (1) (2)	$20	$5	$66	$32	$18	$2	$5	$148

(1) Accrued interest receivable totaled $43 million and $42 million as of September 30, 2025 and 2024, respectively, and was excluded from the determination of credit losses.
(2) Accrued interest amounting to $2 million and $1 million was written off as of September 30, 2025 and 2024, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table provides information about our residential mortgage loans in process of foreclosure (in millions):

	September 30, 2025	December 31, 2024
Recorded investment (1)	$9	$29
Unpaid principal balance	10	33
Related loan allowance	—	1
Average recorded investment	26	30
Investment income recognized	—	1

(1) At September 30, 2025 and December 31, 2024, includes $4 million and $2 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.
The following tables provide information about the credit quality with vintage year and category of mortgage loans (dollars in millions):

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios (1):
Less than 70%	$656	$510	$603	$482	$401	$4,352	$—	$7,004	79%
70% - 80%	150	167	62	222	186	406	—	1,193	14%
80% - 100%	—	—	25	90	193	165	—	473	5%
Greater than 100%	—	2	—	11	—	130	—	143	2%
Total commercial mortgage loans	806	679	690	805	780	5,053	—	8,813	100%

Debt service coverage ratios (2):
Greater than 1.20x	773	655	620	600	472	4,816	—	7,936	90%
1.00x - 1.20x	33	24	70	155	194	186	—	662	8%
Less than 1.00x	—	—	—	50	114	51	—	215	2%
Total commercial mortgage loans	806	679	690	805	780	5,053	—	8,813	100%

Residential mortgage loans
Performing	249	262	32	22	98	382	—	1,045	94%
Nonperforming	1	2	13	22	4	20	—	62	6%
Total residential mortgage loans	250	264	45	44	102	402	—	1,107	100%

Total mortgage loans	$1,056	$943	$735	$849	$882	$5,455	$—	$9,920	100%
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

	Accruing Loans (1)
September 30, 2025	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$2,813	$—	$—	$—	$2,813	$—	$—
Hotel	830	—	—	—	830	—	—
Office	1,116	—	—	109	1,225	—	—
Retail	1,652	—	—	—	1,652	—	—
Warehouse	1,992	—	—	—	1,992	—	—
Other	422	—	—	—	422	—	—
Total commercial	8,825	—	—	109	8,934	—	—
Residential (2)	923	112	16	78	1,129	—	2
Total	$9,748	$112	$16	$187	10,063	$—	$2
ACL					(143)
Total with ACL					$9,920

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

	Accruing Loans (1)
December 31, 2024	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$2,450	$—	$—	$—	$2,450	$—	$—
Hotel	835	—	—	—	835	—	—
Office	1,317	—	—	—	1,317	—	—
Retail	1,685	—	—	—	1,685	—	—
Warehouse	2,134	—	—	—	2,134	—	—
Other	521	—	—	—	521	—	—
Total commercial	8,942	—	—	—	8,942	—	—
Residential (2)	833	154	24	79	1,090	—	2
Total	$9,775	$154	$24	$79	$10,032	$—	$2
ACL					(121)
Total with ACL					$9,911

(1) Amortized cost or fair value for loans carried at fair value under the fair value option.
(2) At September 30, 2025 and December 31, 2024, includes $22 million and $24 million, respectively, of loans 30-89 days past due and $16 million and $24 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides information about the mortgage loans modified during the periods indicated to borrowers experiencing financial difficulty (dollars in millions):

Term Extension
	Amortized Cost Basis	Percent of Total Class
Three Months Ended September 30, 2025
Commercial mortgage loans	$—	—%

Three Months Ended September 30, 2024
Commercial mortgage loans	$—	—%

	Term Extension
	Amortized Cost Basis	Percent of Total Class
Nine Months Ended September 30, 2025
Commercial mortgage loans	$—	—%

Nine Months Ended September 30, 2024
Commercial mortgage loans	$24	0.26%

As of September 30, 2025, the above modified loans had no unfunded commitments.
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in millions):

	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
September 30, 2025
Commercial mortgage loans	$—	$—	$—

September 30, 2024
Commercial mortgage loans	$40	$—	$—

As of September 30, 2025 and 2024, stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $5 million and $29 million, respectively.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At September 30, 2025 and December 31, 2024, $3.6 billion and $3.5 billion of these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At September 30, 2025 and December 31, 2024, the Company had $0.9 billion and $0.9 billion, respectively, of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Other Invested Assets

Other invested assets primarily include investments in:

•Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock, which is carried at cost and adjusted for any impairment. At September 30, 2025 and December 31, 2024, FHLB capital stock had a carrying value of $119 million and $127 million, respectively;
•limited partnerships (“LPs”), which are carried at values determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At September 30, 2025 and December 31, 2024, investments in LPs had carrying values of $2.7 billion and $2.5 billion, respectively; and
•real estate, which is carried at the lower of depreciated cost or fair value and real estate occupied by the Company is carried at depreciated cost. At September 30, 2025 and December 31, 2024, real estate totaling $226 million and $232 million, respectively, included foreclosed properties with a book value of $13 million and $14 million at September 30, 2025 and December 31, 2024, respectively.

Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of September 30, 2025 and December 31, 2024, the estimated fair value of loaned securities was $28 million and $13 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At September 30, 2025 and December 31, 2024, cash collateral received in the amount of $29 million and $14 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Condensed Consolidated Balance Sheets.

At September 30, 2025 and December 31, 2024, the outstanding repurchase agreement balance was $1.0 billion and $1.5 billion, respectively, having maturities within 30 days, and was included within repurchase agreements and securities lending payable in the Condensed Consolidated Balance Sheets. These repurchase agreements were collateralized with U.S. Treasury securities and corporate securities of $1.0 billion and $1.5 billion, respectively, at September 30, 2025 and December 31, 2024.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $14 million and $42 million for the three and nine months ended September 30, 2025, respectively, and $13 million and $54 million for the three and nine months ended September 30, 2024, respectively, and is included within net investment income.

Collateral Upgrade Transactions

During the first quarter of 2024, Jackson executed certain paired repurchase and reverse repurchase transactions totaling $1.5 billion pursuant to master repurchase agreements with participating bank counterparties. Under these transactions, the Company lends securities (e.g., corporate debt securities) to bank counterparties in exchange for U.S. Treasury securities that the Company then uses to provide as collateral. The paired repurchase and reverse repurchase transactions are settled on a net basis. As a result, there was no cash exchanged at initiation of these agreements. The paired transactions are reported net within the Condensed Consolidated Balance Sheets. These transactions are evergreen and require at least 150-days' notice prior to termination.

At September 30, 2025 and December 31, 2024, the fair value of the U.S. treasuries received was $1.5 billion and $1.5 billion, respectively, collateralized with corporate securities with a fair value of $1.6 billion and $1.6 billion, respectively. Subsequently, the Company provided these U.S. Treasury securities as collateral for derivative trades, and they are included as part of the derivative collateral disclosures.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Gross interest income of $17 million and $32 million and gross interest expense of $19 million and $36 million for the three months ended September 30, 2025 and 2024, respectively, and gross interest income of $50 million and $53 million and gross interest expense of $57 million and $59 million for the nine months ended September 30, 2025 and 2024, respectively, are included within net investment income.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
5. Derivative Instruments

The Company’s business model includes the acceptance, monitoring and mitigation of risk. Specifically, the Company considers, among other factors, exposures to equity market and interest rate movements, foreign exchange rates and other asset or liability prices. The Company uses derivative instruments to mitigate or reduce these risks in accordance with established policies and goals. The Company’s derivative holdings, while effective in managing defined risks, are not structured to meet accounting requirements to be designated as hedging instruments. As a result, freestanding derivatives are carried at fair value with changes recorded in net gains (losses) on derivatives and investments.

During the third quarter of 2025, the Company began utilizing derivative instruments to economically hedge the equity market exposure related to the Company’s non-qualified voluntary deferred compensation plans. These derivative instruments are not designated as accounting hedges and are carried at fair value with gains or losses reported as a component of operating costs and other expenses, net of deferrals in the Condensed Consolidated Income Statement. See Item 8. Financial Statements and Supplementary Data - Note 21 - Benefit Plans of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for further details on our non-qualified deferred compensation plans.

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	September 30, 2025
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,367	$128	$111	$17
Equity index futures (2)	43,318	—	—	—
Equity index put options	15,500	105	—	105
Interest rate swaps - cleared (2)	1,230	—	—	—
Interest rate futures (2)	22,634	—	—	—
Total return swaps	2,349	5	30	(25)
Bond forwards	8,084	230	34	196
Total freestanding derivatives	94,482	468	175	293
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	836	(836)
Registered index linked annuity embedded derivatives (3)	N/A	—	5,439	(5,439)
Total embedded derivatives	N/A	—	6,275	(6,275)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	10	1	9
Cross-currency forwards	857	8	23	(15)
Funds withheld embedded derivative (4)	N/A	1,788	—	1,788
Total derivatives related to funds withheld under reinsurance treaties	1,015	1,806	24	1,782
Total	$95,497	$2,274	$6,474	$(4,200)

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives excluding funds withheld under reinsurance treaties and non-qualified voluntary deferred compensation plan
Cross-currency swaps	$(52)	$14	$33	$(28)
Equity index call options	—	29	—	29
Equity index futures	1	(514)	(465)	(1,677)
Equity index put options	(146)	(103)	(457)	(295)
Interest rate swaps	(11)	76	26	(25)
Put-swaptions	—	173	—	(460)
Interest rate futures	86	994	15	(351)
Total return swaps	(127)	(82)	(191)	(280)
Bond forwards	162	—	210	—
Fixed index annuity embedded derivatives	(7)	(4)	(18)	(16)
Registered index linked annuity embedded derivatives	(1,102)	(436)	(1,691)	(947)
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	(1,196)	147	(2,538)	(4,050)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	3	(2)	(7)	1
Cross-currency forwards	10	(28)	(46)	(12)
Funds withheld embedded derivative	(195)	(530)	(526)	(476)
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	(182)	(560)	(579)	(487)
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$(1,378)	$(413)	$(3,117)	$(4,537)

Derivatives related to non-qualified voluntary deferred compensation plan
Equity index futures	$13	$—	$13	$—
Total return swaps	4	—	4	—
Total operating costs and other expenses related to non-qualified voluntary deferred compensation plan	$17	$—	$17	$—

All the Company’s trade agreements for freestanding, over-the-counter derivatives contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit.

At September 30, 2025 and December 31, 2024, the fair value of the Company’s net non-cleared, over-the-counter derivative assets, inclusive of deferred premium payable, by counterparty were $238 million and $203 million, respectively, and held collateral was $222 million and $252 million, respectively, related to these agreements.

At September 30, 2025 and December 31, 2024, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities, inclusive of deferred premium payable, by counterparty were $175 million and $267 million, respectively, and provided collateral was $193 million and $302 million, respectively, related to these agreements.

If all the downgrade provisions had been triggered at September 30, 2025 and December 31, 2024, in aggregate, the Company would have had to disburse nil and $49 million, respectively, and would have been allowed to claim $34 million and $35 million, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The Company pledged collateral of $1,403 million and $1,780 million as of September 30, 2025 and December 31, 2024, respectively, for initial margin related to uncleared margin for over-the-counter derivatives and exchange-traded futures. Variation margin on exchange traded futures is settled through the netting of cash paid/received for variation margin against the fair value of the trades.

During 2025, the Company purchased equity options for which option premium payments totaling $229 million were deferred until contract termination.

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

The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	September 30, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative assets	$486	$—	$486	$248	$99	$112	$27
Financial Liabilities:
Freestanding derivative liabilities	$199	$—	$199	$24	$12	$158	$5
Derivative deferred premium payable	224	—	224	224	—	—	—
Securities lending	29	—	29	—	29	—	—
Repurchase agreements	1,003	—	1,003	—	—	1,003	—
Repurchase agreements - collateral upgrade	1,514	(1,514)	—	—	—	—	—
Total financial liabilities	$2,969	$(1,514)	$1,455	$248	$41	$1,161	$5

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

In the above tables, the amounts of assets or liabilities presented in the Company’s Condensed Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude:
•net embedded derivative liabilities of $6,275 million and $3,942 million as of September 30, 2025 and December 31, 2024, respectively, as these derivatives are not subject to master netting arrangements; and
•the funds withheld embedded derivative asset (liability) of $1,788 million and $2,314 million at September 30, 2025 and December 31, 2024, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

6. Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$49,569	$49,569	$43,335	$43,335
Equity securities	180	180	197	197
Mortgage loans (1)	9,920	9,619	9,911	9,351
Limited partnerships	2,704	2,704	2,505	2,505
Policy loans (1)	4,487	4,487	4,403	4,403
Freestanding derivative instruments	486	486	297	297
FHLBI capital stock	119	119	127	127
Cash and cash equivalents	4,562	4,562	3,767	3,767
Reinsurance recoverable on market risk benefits	116	116	121	121
Market risk benefit assets	8,521	8,521	8,899	8,899
Separate account assets	239,046	239,046	229,143	229,143

Liabilities
Annuity reserves (2)	43,569	42,872	38,640	36,522
Market risk benefit liabilities	3,733	3,733	3,774	3,774
Guaranteed investment contracts and funding agreements (3)	10,877	10,920	8,384	8,271
Funds withheld payable under reinsurance treaties (1)	15,498	15,498	16,742	16,742
Long-term debt	2,030	1,888	2,034	1,836
Securities lending payable (4)	29	29	14	14
Freestanding derivative instruments	199	199	361	361
Notes issued by consolidated VIEs	2,618	2,618	2,343	2,343
Repurchase agreements (4)	1,003	1,003	1,540	1,540
FHLB advances (5)	—	—	700	700
Separate account liabilities	239,046	239,046	229,143	229,143

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

For those securities that were internally valued at September 30, 2025 and December 31, 2024, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, are generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at September 30, 2025 and December 31, 2024. As a result of using that practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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

Policy Loans

Policy loans are funds provided to policyholders in return for a claim on their policies' values. They are repaid upon repayment, death or surrender, and there is only one market price at which the loans can be settled – the then current carrying value. The loans are limited to, and fully collateralized by, the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk. Policy loans do not have a stated maturity, and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The reinsurance related component of policy loans at fair value under the fair value option has been classified as Level 3 within the fair value hierarchy.

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

Fair Value Option

The Company elected the fair value option for:
•Debt securities reflected on the Company’s Condensed Consolidated Balance Sheets as debt securities related to:
◦certain consolidated investments totaling $2,649 million and $2,429 million at September 30, 2025 and December 31, 2024, respectively.
◦certain debt securities the Company began purchasing during the third quarter of 2024, for purposes of mitigating components of exposure to changes in the value of certain market risk benefits. The Company elected the fair value option on these debt securities, with changes in fair value reflected in net income, to align with the corresponding changes in the value of the market risk benefits recognized through net income. These debt securities totaling $782 million and $501 million at September 30, 2025 and December 31, 2024, respectively.

•Certain funds withheld assets, which are held as collateral for reinsurance, totaling $3,992 million and $4,054 million at September 30, 2025 and December 31, 2024, respectively, as discussed above, and include mortgage loans as discussed below.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

	September 30, 2025	December 31, 2024
Fair value	$349	$449
Aggregate contractual principal	358	464

As of September 30, 2025, no loans in good standing for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

•Notes issued by consolidated VIEs totaling $2,618 million and $2,343 million at September 30, 2025 and December 31, 2024, respectively.

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Condensed Consolidated Financial Statements.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$3,223	$3,223	$—	$—
Other government securities	1,088	—	1,088	—
Public utilities	6,007	—	6,007	—
Corporate securities	31,928	—	31,531	397
Residential mortgage-backed	349	—	349	—
Commercial mortgage-backed	1,761	—	1,761	—
Other asset-backed securities	5,213	—	4,737	476
Equity securities	180	10	163	7
Mortgage loans	349	—	—	349
Limited partnerships (1)	284	—	—	284
Policy loans	3,592	—	—	3,592
Freestanding derivative instruments	486	—	486	—
Cash and cash equivalents	4,562	4,562	—	—
Reinsurance recoverable on market risk benefits	116	—	—	116
Market risk benefit assets	8,521	—	—	8,521
Separate account assets	239,046	—	239,046	—
Total	$306,705	$7,795	$285,168	$13,742

Liabilities
Embedded derivative liabilities (2)	$6,275	$—	$6,275	$—
Funds withheld payable under reinsurance treaties (3)	1,987	—	—	1,987
Freestanding derivative instruments	199	—	199	—
Notes issued by consolidated VIEs	2,618	—	2,618	—
Market risk benefit liabilities	3,733	—	—	3,733
Total	$14,812	$—	$9,092	$5,720

(1) Excludes $2,420 million of limited partnership investments measured at NAV equivalent.

(2) Includes the embedded derivative liabilities of $5,439 million related to RILA and $836 million liability of fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $1,788 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

(1) Excludes $2,310 million of limited partnership investments measured at NAV equivalent.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	September 30, 2025
Assets	Total	Internal	External
Debt securities:
Corporate	$397	$31	$366
Other asset-backed securities	476	48	428
Equity securities	7	1	6
Mortgage loans	349	—	349
Limited partnerships	284	1	283
Policy loans	3,592	3,592	—
Reinsurance recoverable on market risk benefits	116	116	—
Market risk benefit assets	8,521	8,521	—
Total	$13,742	$12,310	$1,432

Liabilities
Funds withheld payable under reinsurance treaties (1)	1,987	1,987	—
Market risk benefit liabilities	3,733	3,733	—
Total	$5,720	$5,720	$—

(1) Includes the Athene Embedded Derivative asset of $1,788 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on internally-priced Level 3 assets and liabilities that use significant unobservable inputs (dollar amounts in millions):

As of September 30, 2025
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$116	Discounted cash flow	Mortality(1)	0.01% - 20.63%	Increase
			Lapse(2)	1.47% - 8.10%	Increase
			Utilization(3)	0.00% - 50.00%	Decrease
			Withdrawal(4)	41.00% - 46.50%	Decrease
			Non-performance risk adjustment(5)	0.23% - 1.03%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Market risk benefit assets	$8,521	Discounted cash flow	Mortality(1)	0.00% - 23.47%	Increase
			Lapse(2)	0.05% - 30.76%	Increase
			Utilization(3)	0.00% - 100.00%	Decrease
			Withdrawal(4)	4.00% - 100.00%	Decrease
			Non-performance risk adjustment(5)	0.55% - 1.49%	Increase
			Long-term Equity Volatility(6)	18.50%	Decrease

Liabilities
Market risk benefit liabilities	$3,733	Discounted cash flow	Mortality(1)	0.00% - 23.47%	Decrease
			Lapse(2)	0.05% - 30.76%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	4.00% - 100.00%	Increase
			Non-performance risk adjustment(5)	0.55% - 1.49%	Decrease
			Long-term Equity Volatility(6)	18.50%	Increase
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

•Securities: At September 30, 2025 and December 31, 2024, $81 million and $121 million, respectively, of debt securities, equity securities, and limited partnerships are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

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
◦Under the Athene reinsurance treaty, the calculation includes the Athene embedded derivative that is measured at fair value. The valuation of the embedded derivative utilizes a total return swap technique that incorporates the fair value of the invested assets supporting the reinsurance agreement as a component of the valuation and is excluded from the table above.

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

The tables below provide roll-forwards for the three and nine months ended September 30, 2025 and 2024 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		July 1,	Income	Comprehensive	and	(out of)	September 30,
Three Months Ended September 30, 2025		2025	(Loss)	Income (Loss)	Settlements	Level 3	2025
Assets
	Debt securities
	Corporate securities	$374	$(1)	$2	$(1)	$23	$397
	Other asset-backed securities	852	(12)	5	(34)	(335)	476
	Equity securities	7	—	—	—	—	7
	Mortgage loans	393	(2)	—	(42)	—	349
	Limited partnerships	205	6	—	73	—	284
	Policy loans	3,540	73	—	(21)	—	3,592
	Reinsurance recoverable on market risk benefits	111	5	—	—	—	116
	Market risk benefit assets	8,721	(200)	—	—	—	8,521

Liabilities
	Funds withheld payable under reinsurance treaties	(1,784)	(269)	—	66	—	(1,987)
	Market risk benefit liabilities	(3,569)	421	(585)	—	—	(3,733)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		July 1,	Income	Comprehensive	and	(out of)	September 30,
Three Months Ended September 30, 2024		2024	(Loss)	Income (Loss)	Settlements	Level 3	2024
Assets
	Debt securities
	Other government securities	$151	$—	$5	$—	$—	$156
	Public utilities	44	—	(12)	—	55	87
	Corporate securities	73	3	2	21	11	110
	Other asset-backed securities	919	(1)	15	(11)	(21)	901
	Equity securities	7	—	—	—	—	7
	Mortgage loans	430	4	—	(2)	—	432
	Limited partnerships	152	12	—	8	—	172
	Policy loans	3,511	68	—	(44)	—	3,535
	Reinsurance recoverable on market risk benefits	121	28	—	—	—	149
	Market risk benefit assets	8,556	(941)	—	—	—	7,615

Liabilities
	Funds withheld payable under reinsurance treaties	(1,161)	(601)	—	43	—	(1,719)
	Market risk benefit liabilities	(3,890)	(260)	(234)	—	—	(4,384)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	September 30,
Nine Months Ended September 30, 2025		2025	(Loss)	Income (Loss)	Settlements	Level 3	2025
Assets
	Debt securities
	Public utilities	$44	$—	$—	$(44)	$—	$—
	Corporate securities	274	9	5	96	13	397
	Other asset-backed securities	661	(64)	33	111	(265)	476
	Equity securities	7	—	—	—	—	7
	Mortgage loans	449	5	—	(105)	—	349
	Limited partnerships	195	15	—	74	—	284
	Policy loans	3,489	144	—	(41)	—	3,592
	Reinsurance recoverable on market risk benefits	121	(5)	—	—	—	116
	Market risk benefit assets	8,899	(378)	—	—	—	8,521

Liabilities
	Funds withheld payable under reinsurance treaties	(1,353)	(673)	—	39	—	(1,987)
	Market risk benefit liabilities	(3,774)	566	(525)	—	—	(3,733)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	September 30,
Nine Months Ended September 30, 2024		2024	(Loss)	Income (Loss)	Settlements	Level 3	2024
Assets
	Debt securities
	Other government securities	$150	$—	$6	$—	$—	$156
	Public utilities	41	(1)	(11)	3	55	87
	Corporate securities	83	8	1	19	(1)	110
	Other asset-backed securities	975	(1)	15	(67)	(21)	901
	Equity securities	8	(1)	—	—	—	7
	Mortgage loans	481	1	—	(50)	—	432
	Limited partnerships	135	19	—	18	—	172
	Policy loans	3,457	179	—	(101)	—	3,535
	Reinsurance recoverable on market risk benefits	149	—	—	—	—	149
	Market risk benefit assets	6,737	878	—	—	—	7,615

Liabilities
	Funds withheld payable under reinsurance treaties	(1,158)	(657)	—	96	—	(1,719)
	Market risk benefit liabilities	(4,785)	1,184	(783)	—	—	(4,384)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the three and nine months ended September 30, 2025 and 2024 shown above are as follows (in millions):

Three Months Ended September 30, 2025	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$80	$(81)	$—	$—	$(1)
Residential mortgage-backed	4	(4)	—	—	—
Other asset-backed securities	75	(109)	—	—	(34)
Mortgage loans	13	(55)	—	—	(42)
Limited partnerships	74	(1)	—	—	73
Policy loans	—	—	7	(28)	(21)
Total	$246	$(250)	$7	$(28)	$(25)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(374)	$440	$66

Three Months Ended September 30, 2024	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$30	$(9)	$—	$—	$21
Other asset-backed securities	93	(104)	—	—	(11)
Mortgage loans	65	(67)	—	—	(2)
Limited partnerships	8	—	—	—	8
Policy loans	—	—	8	(52)	(44)
Total	$196	$(180)	$8	$(52)	$(28)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(13)	$56	$43

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

Nine Months Ended September 30, 2025	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Public utilities	$—	$(44)	$—	$—	$(44)
Corporate securities	185	(89)	—	—	96
Residential mortgage-backed	4	(4)	—	—	—
Other asset-backed securities	445	(334)	—	—	111
Mortgage loans	112	(217)	—	—	(105)
Limited partnerships	75	(1)	—	—	74
Policy loans	—	—	79	(120)	(41)
Total	$821	$(689)	$79	$(120)	$91

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(752)	$791	$39

Nine Months Ended September 30, 2024	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Public utilities	$3	$—	$—	$—	$3
Corporate securities	43	(24)	—	—	19
Other asset-backed securities	200	(267)	—	—	(67)
Mortgage loans	156	(206)	—	—	(50)
Limited partnerships	18	—	—	—	18
Policy loans	—	—	71	(172)	(101)
Total	$420	$(497)	$71	$(172)	$(178)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(357)	$453	$96

For the three and nine months ended September 30, 2025, transfers from Level 3 to Level 2 of the fair value hierarchy were $341 million and $283 million, transfers from Level 2 to Level 3 were $29 million and $31 million, and transfers from Level 3 to NAV equivalent were nil and nil.

For the three and nine months ended September 30, 2024, transfers from Level 3 to Level 2 of the fair value hierarchy were $18 million and $34 million, transfers from Level 2 to Level 3 were $63 million and $67 million, and transfers from Level 3 to NAV equivalent were nil and nil.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The portion of gains (losses) included in net income (loss) or OCI attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Three Months Ended September 30,
	2025		2024
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Other government securities	$—	$—	$—	$5
Public utilities	—	—	—	(12)
Corporate securities	—	1	1	2
Other asset-backed securities	(13)	5	1	9
Mortgage loans	(2)	—	4	—
Limited partnerships	6	—	18	—
Policy loans	73	—	68	—
Reinsurance recoverable on market risk benefits	5	—	28	—
Market risk benefit assets	(200)	—	(941)	—

Liabilities
Funds withheld payable under reinsurance treaties	(269)	—	(601)	—
Market risk benefit liabilities	421	(585)	(260)	(234)

	Nine Months Ended September 30,
	2025		2024
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Other government securities	$—	$—	$—	$6
Public utilities	—	—	(1)	(11)
Corporate securities	10	4	2	1
Other asset-backed securities	(64)	32	—	9
Mortgage loans	5	—	1	—
Limited partnerships	15	—	19	—
Policy loans	144	—	179	—
Reinsurance recoverable on market risk benefits	(5)	—	—	—
Market risk benefit assets	(378)	—	878	—

Liabilities
Funds withheld payable under reinsurance treaties	(673)	—	(657)	—
Market risk benefit liabilities	566	(525)	1,184	(783)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Fair Value of Financial Instruments Carried at Other Than Fair Value

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions):

	September 30, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$9,571	$9,270	$—	$—	$9,270
Policy loans	895	895	—	—	895
FHLBI capital stock	119	119	119	—	—

Liabilities
Annuity reserves (1)	$37,294	$36,597	$—	$—	$36,597
Guaranteed investment contracts and funding agreements (2)	10,877	10,920	—	—	10,920
Funds withheld payable under reinsurance treaties	13,511	13,511	—	—	13,511
Long-term debt	2,030	1,888	—	1,888	—
Securities lending payable (3)	29	29	—	29	—
Repurchase agreements (3)	1,003	1,003	—	1,003	—
Separate account liabilities (5)	239,046	239,046	—	239,046	—

	December 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$9,462	$8,902	$—	$—	$8,902
Policy loans	914	914	—	—	914
FHLBI capital stock	127	127	127	—	—

Liabilities
Annuity reserves (1)	$34,698	$32,580	$—	$—	$32,580
Guaranteed investment contracts and funding agreements (2)	8,384	8,271	—	—	8,271
Funds withheld payable under reinsurance treaties	15,389	15,389	—	—	15,389
Long-term debt	2,034	1,836	—	1,836	—
Securities lending payable (3)	14	14	—	14	—
Repurchase agreements (3)	1,540	1,540	—	1,540	—
FHLB advances (4)	700	700	—	700	—
Separate account liabilities (5)	229,143	229,143	—	229,143	—

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

	Nine Months Ended September 30,	Year Ended December 31,
	2025	2024
Variable Annuities
Balance, beginning of period	$11,314	$11,967
Deferrals of acquisition costs	367	411
Amortization	(773)	(1,064)
Variable Annuities balance, end of period	$10,908	$11,314

Reconciliation of total DAC
Variable Annuities balance, end of period	$10,908	$11,314
Other product lines, end of period	746	573
Total balance, end of period	$11,654	$11,887

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

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020, to reinsure on a 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement ("the coinsurance agreement") required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.1 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $73 million at September 30, 2025.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The Company regularly monitors the financial strength ratings of its reinsurers. At September 30, 2025 and December 31, 2024, the Company had an allowance for credit losses (“ACL”) of $26 million and $27 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the Condensed Consolidated Balance Sheets. The ACL considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements.

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

Components of the Company’s reinsurance recoverable excluding MRBs were as follows (in millions):

	September 30,	December 31,
	2025	2024
Reserves:
Life	$5,272	$5,205
Accident and health	448	450
Annuity benefits (1)	13,697	15,526
Claims liability and other	636	649
Total	$20,053	$21,830
(1)     Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

Components of the Company’s reinsurance recoverable on market risk benefits were as follows (in millions):

	September 30,	December 31,
	2025	2024
Variable annuity	$41	$62
Other product lines	75	59
Total	$116	$121

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

The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items in the Condensed Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2025	2024
Assets
Debt securities, available-for-sale	$8,262	$9,058
Debt securities, at fair value under the fair value option	51	116
Equity securities	91	125
Mortgage loans	2,251	2,611
Mortgage loans, at fair value under the fair value option	349	449
Policy loans	3,602	3,501
Freestanding derivative instruments, net	(6)	45
Other invested assets	719	777
Cash and cash equivalents	332	253
Accrued investment income	93	114
Other assets and liabilities, net	2	(41)
Total assets (1)	$15,746	$17,008

Liabilities
Funds held under reinsurance treaties (2)	$15,498	$16,742
Total liabilities	$15,498	$16,742

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
(1) Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $1,788 million and $2,314 million at September 30, 2025 and December 31, 2024, respectively.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Debt securities (1)	$92	$133	$286	$415
Equity securities	5	8	6	17
Mortgage loans (2)	30	47	114	141
Policy loans	84	82	250	246
Limited partnerships	2	11	29	39
Other investment income	2	3	9	13
Total investment income on funds withheld assets	215	284	694	871
Other investment expenses on funds withheld assets (3)	(12)	(15)	(37)	(47)
Total net investment income on funds withheld reinsurance treaties	$203	$269	$657	$824

(1)    Includes nil and $1 million for the three and nine months ended September 30, 2025, respectively, and $1 million and $2 million for the three and nine months ended September 30, 2024, respectively, related to the change in fair value for securities carried under the fair value option.
(2)    Includes $(1) million and $6 million for the three and nine months ended September 30, 2025, respectively, and $4 million and $1 million for the three and nine months ended September 30, 2024, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Available-for-sale securities
Realized gains on sale	$1	$2	$9	$5
Realized losses on sale	(11)	(13)	(85)	(43)
Credit loss expense	(11)	(12)	(38)	(18)
Credit loss expense on mortgage loans	(9)	1	(12)	8
Other	(9)	16	13	6
Net gains (losses) on non-derivative investments	(39)	(6)	(113)	(42)
Net gains (losses) on derivative instruments	13	(30)	(53)	(11)
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	(353)	(748)	(928)	(1,146)
Total net gains (losses) on derivatives and investments	$(379)	$(784)	$(1,094)	$(1,199)

(1) Includes the Athene embedded derivative gain (loss) of $(195) million and $(526) million for the three and nine months ended September 30, 2025, respectively, and $(530) million and $(476) million for the three and nine months ended September 30, 2024, respectively.

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

The following table summarizes the Company’s reserves for future policy benefits and claims payable balances (in millions):

	September 30,	December 31,
	2025	2024
Reserves for future policy benefits
Payout Annuities	$1,175	$1,095
Closed Block Life	3,511	3,578
Closed Block Annuity	3,725	3,837
Reserves for future policy benefits	8,411	8,510
Additional liabilities
Closed Block Life	1,186	1,184
Other future policy benefits and claims payable	1,315	1,378
Reserves for future policy benefits and claims payable	$10,912	$11,072

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following tables present the roll-forward of components of reserves for future policy benefits (in millions):

	Present Value of Expected Net Premiums
	Nine Months Ended September 30,			Year Ended December 31,
	2025			2024
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$—	$847	$—	$—	$1,140	$—
Beginning of period cumulative effect of changes in discount rate assumptions	—	125	—	—	113	—
Beginning balance at original discount rate	—	972	—	—	1,253	—
Effect of changes in cash flow assumptions	—	—	—	—	(193)	—
Effect of actual variances from expected experience	—	(24)	—	—	(2)	—
Balance adjusted for variances from expectation	—	948	—	—	1,058	—
Issuances	—	2	—	—	4	—
Interest accrual	—	25	—	—	41	—
Net premiums collected	—	(90)	—	—	(131)	—
Ending balance at original discount rate	—	885	—	—	972	—
End of period cumulative effect of changes in discount rate assumptions	—	(92)	—	—	(125)	—
Balance, end of period	$—	$793	$—	$—	$847	$—

	Present Value of Expected Future Policy Benefits
	Nine Months Ended September 30,			Year Ended December 31,
	2025			2024
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$1,095	$4,425	$3,837	$1,090	$5,134	$4,215
Beginning of period cumulative effect of changes in discount rate assumptions	100	806	255	99	767	185
Beginning balance at original discount rate (including DPL of $91, nil and $588 in September 30, 2025, and $42, nil and $626 in December 31, 2024 for payout annuities, closed block life and closed block annuity, respectively)	1,195	5,231	4,092	1,189	5,901	4,400
Effect of changes in cash flow assumptions	—	—	—	(41)	(247)	(13)
Effect of actual variances from expected experience	(14)	(4)	3	(34)	(6)	4
Balance adjusted for variances from expectation	1,181	5,227	4,095	1,114	5,648	4,391
Issuances	134	7	—	173	10	—
Interest accrual	35	110	128	45	165	182
Benefits payments	(113)	(398)	(341)	(137)	(592)	(481)
Ending balance of original discount rate (including DPL of $90, nil and $551 in September 30, 2025, and $91, nil and $588 in December 31, 2024 for payout annuities, closed block life and closed block annuity, respectively)	1,237	4,946	3,882	1,195	5,231	4,092
End of period cumulative effect of changes in discount rate assumptions	(62)	(642)	(157)	(100)	(806)	(255)
Balance, end of period	$1,175	$4,304	$3,725	$1,095	$4,425	$3,837

Reserves for future policy benefits	1,175	3,511	3,725	1,095	3,578	3,837
Less: Reinsurance recoverable	128	1,941	4	109	1,978	4
Reserves for future policy benefits, after reinsurance recoverable	$1,047	$1,570	$3,721	$986	$1,600	$3,833

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable

The following table presents the weighted average duration of the reserves for future policy benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity
September 30, 2025
Weighted average duration (years)	6.5	6.7	6.6
December 31, 2024
Weighted average duration (years)	6.5	6.9	6.6

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

	September 30, 2025		December 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future benefit payments	$1,604	$1,085	$1,530	$1,003
Expected future gross premiums	—	—	—	—
Closed Block Life
Expected future benefit payments	6,421	4,424	6,820	4,539
Expected future gross premiums	4,266	2,616	4,589	2,729
Closed Block Annuity
Expected future benefit payments	4,737	3,174	4,988	3,226
Expected future gross premiums	$—	$—	$—	$—

The following table presents the amount of revenue and interest related to non-participating traditional and limited-pay insurance contracts recognized in the Condensed Consolidated Income Statements (in millions):

	Gross Premiums		Interest Expense
	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Payout Annuities	$48	$53	$35	$45
Closed Block Life	220	316	85	124
Closed Block Annuity	(1)	(2)	128	182
Total	$267	$367	$248	$351

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

	September 30, 2025	December 31, 2024
Payout Annuities
Interest accretion rate	4.22%	4.06%
Current discount rate	5.08%	5.52%
Closed Block Life
Interest accretion rate	3.05%	3.05%
Current discount rate	5.32%	5.65%
Closed Block Annuity
Interest accretion rate	4.40%	4.40%
Current discount rate	5.12%	5.54%

The following table presents a roll-forward of Closed Block Life additional liabilities for annuitization, death and other insurance benefits (in millions):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Balance, beginning of period	$1,184	$1,153
Beginning of period cumulative effect of changes in shadow adjustments	23	17
Beginning balance excluding shadow	1,207	1,170
Effect of changes in cash flow assumptions	—	90
Effect of actual variances from expected experience	30	18
Interest accrual	43	57
Net assessments collected	(79)	(128)
Ending balance excluding shadow	1,201	1,207
End of period cumulative effect of changes in shadow adjustments	(15)	(23)
Balance, end of period	$1,186	$1,184

The following table presents the weighted average duration of Closed Block Life additional liabilities for annuitization, death and other insurance benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	September 30, 2025	December 31, 2024
Weighted average duration (years)	9.0	9.1

The following table presents assessments and interest expense of Closed Block Life additional liabilities for annuitization, death and other insurance benefits recognized in the Condensed Consolidated Income Statements (in millions):

	Assessments		Interest Expense
	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Additional liability for annuitization, death and other insurance benefits	$(79)	$(128)	$43	$57

The following table presents the weighted average current discount rate of Closed Block Life additional liabilities for annuitization, death and other insurance benefits, applied at the cohort level weighted by reserve benefit amount:

	September 30, 2025	December 31, 2024
Weighted average current discount rate	5.00%	4.99%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

10. Other Contract Holder Funds

Other contract holder funds represent the policyholder account balance on our universal life-type products, investment contracts, and the fair value of the embedded derivatives associated with the indexed crediting features on our fixed index annuities and RILA.

•Universal life-type products: Universal life-type contracts have, as a principal component, an account balance in which interest is credited to policyholders and assessments are deducted for mortality risk and contract administration. The account balance is recognized as a liability within other contract holder funds, and the liability is updated each period for fee and assessment deductions and increased for interest or returns credited to the account balance.

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

•Investment contracts: Certain contracts without significant mortality or morbidity risk and certain annuities that lack insurance risk are treated as investment contracts. For investment contracts, payments received are reported as liabilities and accounted for in a manner consistent with the accounting for interest-bearing or other financial instruments, within other contract holder funds.

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

•Embedded derivatives associated with indexed crediting features: For our fixed index annuities and RILA, the index-linked crediting derivative feature issued by the Company is accounted for as an embedded derivative measured at fair value and reported as a component of other contract holder funds on the Condensed Consolidated Balance Sheets with changes in fair value recorded in net income within net gains (losses) on derivatives and investments. The fair value is determined using an option-budget method with capital market inputs of market index returns and discount rates as well as actuarial assumptions including lapse, mortality and withdrawal rates. Favorable equity market movements cause increases in future contract holder benefits, resulting in an increase in the fair value of the embedded derivative liability (and vice versa). The Company also establishes a host contract reserve to support the underlying guaranteed account value growth. This host contract liability is included as a component of other contract holder funds on the Condensed Consolidated Balance Sheets. Interest is accreted to the host contract liability using an effective yield method.

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

•FABN funding agreements: Jackson has established a funding agreement-backed note (“FABN”) program, pursuant to which a special purpose statutory business trust may issue up to $32 billion aggregate principal amount of medium-term notes and deposit the proceeds with Jackson pursuant to a FABN funding agreement issued by Jackson to the special purpose statutory trust. The carrying values of the FABN funding agreements at September 30, 2025 and December 31, 2024 totaled $8.0 billion and $5.9 billion, respectively.

Liabilities for foreign currency denominated FABN funding agreements are adjusted to reflect the effects of foreign currency translation gains and losses using exchange rates as of the reporting date. Foreign currency translation gains and losses are included in net gains (losses) on derivatives and investments. FABN funding agreements issued in a foreign currency have been hedged for changes in exchange rates using cross-currency swaps.

•FABCP funding agreements: In the second quarter of 2025, Jackson established a FABCP funding agreement program, pursuant to which a special purpose limited liability company may issue commercial paper and deposit the proceeds with Jackson under FABCP funding agreements issued by Jackson to the special purpose limited liability company. The current maximum aggregate principal amount permitted to be outstanding at any one time under the program is $3.0 billion. As of September 30, 2025, the Company had $487 million outstanding under the program.

•FHLB funding agreements: Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of funding agreements issued to, and short-term and long-term borrowings from, FHLBI. At September 30, 2025 and December 31, 2024, the Company held $119 million and $127 million of FHLBI capital stock, respectively, supporting $1.9 billion and $2.7 billion in FHLB funding agreements and short-term and long-term borrowings at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, the FHLB funding agreements and short-term and long-term borrowings were collateralized by mortgage-related securities and commercial mortgage loans with a carrying value of $2.8 billion and $4.2 billion, respectively.

The following table presents the liabilities for other contract holder funds (in millions):

	September 30, 2025	December 31, 2024
Variable Annuity	$6,540	$7,206
RILA	17,834	11,685
Fixed Index Annuities	7,617	8,515
Fixed Annuity	9,651	9,615
Payout Annuity	865	844
Closed Block Life	10,657	10,750
Closed Block Annuity	1,081	1,149
Institutional Products	10,877	8,384
Other Product Lines	167	164
Total other contract holder funds	$65,289	$58,312

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
The following table presents a roll-forward of other contract holder funds, gross of reinsurance (in millions):

			Fixed			Closed	Closed
	Variable		Indexed	Fixed	Payout	Block	Block
	Annuity	RILA	Annuities	Annuity	Annuity	Life	Annuity	Total
Balance as of January 1, 2025	$7,206	$11,685	$8,515	$9,615	$844	$10,750	$1,149	$49,764
Deposits	642	4,646	147	950	173	210	2	6,770
Surrenders, withdrawals and benefits	(1,603)	(233)	(1,242)	(1,051)	(173)	(398)	(99)	(4,799)
Net transfers from (to) separate accounts	203	—	—	—	—	—	—	203
Investment performance / change in value of equity option	—	1,691	102	—	—	—	—	1,793
Interest credited	138	46	111	260	21	474	29	1,079
Policy charges and other	(46)	(1)	(16)	(123)	—	(379)	—	(565)
Balance as of September 30, 2025	$6,540	$17,834	$7,617	$9,651	$865	$10,657	$1,081	$54,245

			Fixed			Closed	Closed
	Variable		Indexed	Fixed	Payout	Block	Block
	Annuity	RILA	Annuities	Annuity	Annuity	Life	Annuity	Total
Balance as of January 1, 2024	$8,396	$5,219	$10,243	$9,736	$860	$11,039	$1,252	$46,745
Deposits	722	5,674	181	1,427	214	280	4	8,502
Surrenders, withdrawals and benefits	(2,160)	(193)	(2,298)	(1,706)	(258)	(694)	(151)	(7,460)
Net transfers from (to) separate accounts	94	—	—	—	—	—	—	94
Investment performance / change in value of equity option	—	948	232	—	—	—	—	1,180
Interest credited	225	37	175	319	28	613	45	1,442
Policy charges and other	(71)	—	(18)	(161)	—	(488)	(1)	(739)
Balance as of December 31, 2024	$7,206	$11,685	$8,515	$9,615	$844	$10,750	$1,149	$49,764

The following table presents weighted average crediting rate, net amount at risk, and cash surrender value of contract holder account balances (dollars in millions):

			Fixed			Closed	Closed
	Variable		Indexed	Fixed	Payout	Block	Block
	Annuity	RILA	Annuities	Annuity	Annuity	Life	Annuity
September 30, 2025
Weighted-average crediting rate (1)	2.81%	0.34%	1.94%	3.59%	3.24%	5.93%	3.58%
Net amount at risk (2)	$—	$—	$—	$—	$—	$14,962	$—
Cash surrender value (3)	$6,516	$17,271	$7,374	$9,442	$—	$10,583	$1,081
December 31, 2024
Weighted-average crediting rate (1)	3.12%	0.32%	2.06%	3.32%	3.32%	5.70%	3.92%
Net amount at risk (2)	$—	$—	$—	$—	$—	$15,713	$—
Cash surrender value (3)	$7,153	$11,285	$8,256	$9,446	$—	$10,694	$1,148
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
At September 30, 2025 and December 31, 2024, excluding reinsurance business, approximately 93% and 94% of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively. At September 30, 2025 and December 31, 2024, excluding reinsurance business, approximately 82% and 82% of the Company’s closed block life account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively.

The following table presents contract holder account balances invested in fixed account funds by range of guaranteed minimum crediting rates and the related range of the difference between rates being credited to other contract holder funds and the respective guaranteed minimums (in millions):

	September 30, 2025
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	140	—	1	—	141
Greater than 2.50%	6,316	83	—	—	6,399
Total	$6,456	$83	$1	$—	$6,540

RILA
0.00%-1.50%	$5	$—	$3	$4	$12
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	86	58	—	—	144
Total	$91	$58	$3	$4	$156

Fixed Indexed Annuities
0.00%-1.50%	$3	$12	$2	$29	$46
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	17	—	89	45	151
Total	$20	$12	$91	$74	$197

Fixed Annuities
0.00%-1.50%	$27	$40	$14	$23	$104
1.51%-2.50%	16	1	1	—	18
Greater than 2.50%	2,915	35	—	277	3,227
Total	$2,958	$76	$15	$300	$3,349

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	10	—	—	11
Greater than 2.50%	5,302	392	728	5	6,427
Total	$5,303	$402	$728	$5	$6,438

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	11	12
Greater than 2.50%	891	18	24	—	933
Total	$891	$18	$25	$11	$945

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

	December 31, 2024
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$10	$—	$—	$10
1.51%-2.50%	153	—	—	—	153
Greater than 2.50%	7,043	—	—	—	7,043
Total	$7,196	$10	$—	$—	$7,206

RILA
0.00%-1.50%	$6	$—	$3	$4	$13
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	89	10	—	—	99
Total	$95	$10	$3	$4	$112

Fixed Index Annuities
0.00%-1.50%	$3	$8	$2	$38	$51
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	17	—	94	28	139
Total	$20	$8	$96	$66	$190

Fixed Annuities
0.00%-1.50%	$34	$44	$28	$1	$107
1.51%-2.50%	24	1	1	—	26
Greater than 2.50%	2,075	41	1	265	2,382
Total	$2,133	$86	$30	$266	$2,515

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	11	—	—	12
Greater than 2.50%	5,461	403	746	5	6,615
Total	$5,462	$414	$746	$5	$6,627

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	11	12
Greater than 2.50%	950	19	25	—	994
Total	$950	$19	$26	$11	$1,006

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities

11.    Separate Account Assets and Liabilities

The Company issues variable contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). The Company also issues variable contracts through separate accounts where the Company contractually guarantees to the contract holder (variable contracts with guarantees) the following: a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (guaranteed minimum death benefits, or "GMDB"), at annuitization (guaranteed minimum income benefits, or "GMIB"), upon the depletion of funds (guaranteed minimum withdrawal benefits, or "GMWB") or at the end of a specified period (guaranteed minimum accumulation benefits, or "GMAB"). These guarantees are classified as market risk benefits. See Note 12 - Market Risk Benefits of these Notes to Condensed Consolidated Financial Statements for more information regarding market risk benefits.

The separate account assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. At September 30, 2025 and December 31, 2024, the assets and liabilities associated with variable life and annuity contracts were $239 billion and $229 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company.

Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Condensed Consolidated Income Statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

Included in the separate account assets and liabilities described above is a Jackson issued group variable annuity contract designed for use in connection with and issued to the Company’s Defined Contribution Retirement Plan. These deposits are allocated to the Jackson National Separate Account - II, which had balances of $201 million and $208 million at September 30, 2025 and December 31, 2024, respectively. The Company receives administrative fees for managing the funds. These fees are recorded as earned and included in fee income in the Condensed Consolidated Income Statements.

The following table presents the roll-forward of the separate account balance for variable annuities (in millions):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Balance as of beginning of period	$228,851	$219,381
Deposits (1)	7,397	9,839
Surrenders, withdrawals and benefits (1)	(19,982)	(27,016)
Net transfer from (to) general account	(203)	(94)
Investment performance	24,740	29,532
Policy charges and other	(2,049)	(2,791)
Balance as of end of period, gross	$238,754	$228,851

Cash surrender value (2)	$234,096	$224,157
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities
The following table presents the reconciliation of the separate account balance in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2025	December 31, 2024
Variable Annuities	$238,754	$228,851
Other Product Lines	292	292
Total	$239,046	$229,143

The following table presents aggregate fair value of assets, by major investment asset category, supporting separate accounts (in millions):

	September 30, 2025	December 31, 2024
Variable Annuities By Fund Type
Equity	$172,818	$163,904
Bond	19,725	19,486
Balanced	43,832	42,909
Money Market	2,379	2,552
Total Variable Annuities	238,754	228,851
Other Product Lines	292	292
Total Separate Accounts	$239,046	$229,143

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

A description of the items affecting the change in fair value by category is as follows:
•Changes in interest rates — movement in risk free rates (impacts both assumed future separate account returns and discounting of cash flows)
•Fund performance — separate account returns gross of fees
•Change in equity index volatility — movement in implied volatility
•Expected policyholder behavior — policyholder behavior as assumed in reserving
•Actual policyholder behavior different than expected — difference between actual behavior during the period versus assumed behavior
•Time — effect of passage of time including reduction to separate account balances from fees, the change in proximity of future cash flows, and impacts to policy features such as bonus credits
•Change in assumptions — effect of actuarial assumption updates and model enhancements
•Change in non-performance risk — changes in Jackson’s non-performance risk

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

The following table presents the reconciliation of the market risk benefits balance in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2025			December 31, 2024
	Variable	Other		Variable	Other
	Annuities	Product Lines	Total	Annuities	Product Lines	Total
Market risk benefit - (assets)	$(8,517)	$(4)	$(8,521)	$(8,894)	$(5)	$(8,899)
Market risk benefit - liabilities	3,656	77	3,733	3,718	56	3,774
Market risk benefit - net (asset) liability	$(4,861)	$73	$(4,788)	$(5,176)	$51	$(5,125)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12.    Market Risk Benefits
The following table presents the roll-forward of the net MRB (assets) liabilities for variable annuities (dollars in millions):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Net MRB balance, beginning of period	$(5,176)	$(2,000)
Beginning of period cumulative effect of changes in non-performance risk	314	972
Net MRB balance, beginning of period, before effect of changes in non-performance risk	(4,862)	(1,028)
Effect of changes in interest rates	224	(3,555)
Effect of fund performance	(3,061)	(3,545)
Effect of changes in equity index volatility	166	(196)
Effect of expected policyholder behavior	544	820
Effect of actual policyholder behavior different from expected	421	673
Effect of time	1,493	1,537
Effect of changes in assumptions	8	432
Net MRB balance, end of period, before effect of changes in non-performance risk	(5,067)	(4,862)
End of period cumulative effect of changes in non-performance risk	206	(314)
Net MRB balance, end of period, gross	(4,861)	(5,176)

Reinsurance recoverable on market risk benefits at fair value, end of period	(41)	(62)
Net MRB balance, end of period, net of reinsurance	(4,902)	(5,238)

Weighted average attained age (years) (1)	71	70
Net amount at risk (2)	$5,315	$6,360
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
At each reporting date, the Company regularly evaluates the inputs and assumptions to be used to measure the fair value of the MRB assets and MRB liabilities. Starting June 30, 2023, non-performance risk is incorporated into the calculation through the adjustment of the risk-free rate curve based only on credit spreads for debt and debt-like instruments issued by the Company or its insurance operating subsidiaries, adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries. Prior thereto, the non-performance risk adjustment was determined based on credit spreads indicated by a blend of yields on similarly rated peer debt and yields on Company debt. The change was made as a result of management’s determination that the reliability of credit spreads on debt and debt-like instruments issued by the Company as a measure of company-specific credit risk has increased due to sustained levels of market trading volume of these instruments.

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

The aggregate carrying value of long-term debt was as follows (in millions):

	September 30,	December 31,
	2025	2024
Long-Term Debt
Senior Notes due 2027	$399	$398
Senior Notes due 2031	496	497
Senior Notes due 2032	348	347
Senior Notes due 2051	490	490
Surplus notes due 2027	250	250
FHLBI bank loans due 2034 & 2035	47	52
Total long-term debt	$2,030	$2,034
The following table presents the contractual maturities of the Company's long-term debt as of September 30, 2025 (in millions):

	Calendar Year
	2026	2027	2028	2029	2030 and thereafter	Total
Long-term debt	$—	$649	$—	$—	$1,381	$2,030

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 14. Federal Home Loan Bank Advances

14. Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of nil and $700 million were outstanding at September 30, 2025 and December 31, 2024, respectively, and were recorded in other liabilities. Interest expense on such advances was nil and $1 million for the three months ended September 30, 2025 and 2024, respectively, and $6 million and $4 million for the nine months ended September 30, 2025 and 2024, respectively. See Note 10 - Other Contract Holder Funds of these Notes to Condensed Consolidated Financial Statements for the carrying value securities pledged as collateral for our FHLB obligations.

15.     Income Taxes

The One Big Beautiful Bill Act ("OBBBA"), enacted on July 4, 2025, includes a broad range of tax reform provisions that impact corporations and are effective starting with the 2025 tax year. As of September 30, 2025, the corporate income tax provision effective for the 2025 tax year did not impact the Company's current income tax liability. As of September 30, 2025, the Company recorded a $2 million valuation allowance expense related to the provision in the law that impacted the Company's ability to utilize the deferred tax asset for the charitable contributions carryover.

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

The Company's effective income tax rate was (32.4)% and (6.4)% for the three and nine months ended September 30, 2025 compared with 19.3% and 3.9% for the same period in 2024, respectively. The ETR, excluding significant unusual or infrequently occurring items, differs from the statutory rate of 21% primarily due to the dividends received deduction, utilization of foreign tax credits and valuation allowance. The change in the ETR for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was due to the relationship of taxable income to consolidated pre-tax income (loss), valuation allowance, the variance of the impact of tax adjustments related to prior year returns between those recorded in the current quarter compared to those recognized in the third quarter of 2024 and the benefit of IRS refund interest on carryback claims and amended returns. The ETR differs for the nine months ended September 30, 2025 from the full year-ended December 31, 2024 ETR of 4.6% due to the relationship of taxable income to consolidated pre-tax income (loss), valuation allowance, the variance of the impact of tax adjustments related to prior year returns between those recorded in the current year compared to those recognized in 2024 and the benefit of IRS refund interest on carryback claims and amended returns.

For the nine months ended September 30, 2025 and 2024, the Company recorded an immaterial amount for the provision of the corporate alternative minimum tax ("CAMT") with an offsetting increase to the deferred tax asset for the credit carryover resulting in no impact to total tax expense. The determination of the estimated 2025 CAMT liability considered carryover impacts from prior tax years and consideration of the applicability of the proposed regulations and additional guidance issued by the Internal Revenue Service. The U.S. Treasury Department is expected to issue additional guidance in 2025 or later that may materially change the estimated provision of the CAMT.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15.     Income Taxes

For the nine months ended September 30, 2025, changes in market conditions and interest rates impacted the unrealized tax gains and losses in the available-for-sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses for the life insurance group. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery, our capital loss carryback capacity, along with reversing capital deferred tax liabilities.

As of September 30, 2025, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses and the charitable contributions carryover, which was impacted by the OBBBA, that are not more likely than not to be realized. For the three and nine months ended September 30, 2025, the Company recorded a decrease of $103 million and a decrease of $266 million, respectively, to the valuation allowance associated with the unrealized tax losses in the Company’s available-for-sale securities portfolio and recorded an increase of $2 million and $2 million respectively, for the charitable contributions carryover. The $101 million decrease for the three months ended September 30, 2025 to the valuation allowance consists of $103 million tax benefit recorded to other comprehensive income and $2 million recorded in the income tax expense. The $264 million decrease for the nine months ended September 30, 2025 to the valuation allowance consists of $267 million tax benefit recorded to other comprehensive income and $3 million tax expense recorded in the income tax expense. At September 30, 2025 and December 31, 2024, the Company has recorded a total valuation allowance for $470 million and $734 million, respectively, associated with the unrealized tax losses in the Life Companies' available-for-sale securities portfolio and the charitable contributions carryover where it is not more likely than not that the full tax benefit of the losses will be realized.

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

At September 30, 2025, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $781 million. At September 30, 2025, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $971 million.

17. Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset-based commission expenses	$296	$285	$853	$843
Other commission expenses	323	261	781	691
Sub-advisor expenses	78	82	232	244
General and administrative expenses (1)	264	310	797	839
Deferral of acquisition costs	(247)	(196)	(591)	(512)
Total operating costs and other expenses	$714	$742	$2,072	$2,105

(1)Includes gains (losses) on derivative instruments economically hedging liabilities related to the non-qualified voluntary deferred compensation plan beginning in the third quarter 2025.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Accumulated Other Comprehensive Income (Loss)

18. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in the balance of accumulated other comprehensive income ("AOCI"), net of income tax, related to unrealized investment gains (losses) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period (1)	$(2,623)	$(3,626)	$(3,522)	$(2,808)

Change in unrealized gains (losses) of investments	565	1,735	1,557	1,134
Change in current discount rate - reserve for future policy benefits(2)	(87)	(280)	(193)	(132)
Change in non-performance risk on market risk benefits	(585)	(235)	(525)	(783)
Change in unrealized gains (losses) - other	(2)	(5)	(8)	(2)
Change in deferred tax asset	128	33	90	148
Other comprehensive income (loss) before reclassifications	19	1,248	921	365
Reclassifications from AOCI, net of tax	(5)	(5)	(8)	60
Other comprehensive income (loss)	14	1,243	913	425
Balance, end of period (1)	$(2,609)	$(2,383)	$(2,609)	$(2,383)
(1)Includes $(1,268) million and $(1,597) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of September 30, 2025 and December 31, 2024, respectively.
(2)Represents the impact of changes in the discount rate used in the remeasurement of our direct reserves for future policy benefits and claims payable, net of the remeasurement of ceded reserves for future policy benefits and claims payable.

The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statements

	Three Months Ended September 30,
	2025	2024
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$8	$20	Net gains (losses) on derivatives and investments
Other impaired securities	(13)	(38)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	(5)	(18)
Income tax expense (benefit)	—	(13)
Reclassifications, net of income taxes	$(5)	$(5)

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statements

	Nine Months Ended September 30,
	2025	2024
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$53	$96	Net gains (losses) on derivatives and investments
Other impaired securities	(61)	(33)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss), before income taxes	(8)	63
Income tax expense (benefit)	—	3
Reclassifications, net of income taxes	$(8)	$60

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

The following table presents the declaration date, record date, payment date and dividends paid per preferred share of, and per depositary share representing, the Series A Preferred Stock:

				Dividends Paid
	Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
Quarter Ended
03/31/2025	February 17, 2025	March 11, 2025	March 31, 2025	$500	$0.50
06/30/2025	May 2, 2025	June 12, 2025	June 30, 2025	$500	$0.50
09/30/2025	August 1, 2025	September 15, 2025	September 30, 2025	$500	$0.50
Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	April 1, 2024	$500	$0.50
06/30/2024	May 2, 2024	June 6, 2024	July 1, 2024	$500	$0.50
09/30/2024	August 1, 2024	September 5, 2024	September 30, 2024	$500	$0.50

Common Stock

At September 30, 2025 and December 31, 2024, the Company was authorized to issue up to 1 billion shares of common stock with a par value of $0.01 per share.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
Share Repurchase Program

On September 18, 2025, our Board of Directors authorized an increase of $1 billion in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of October 24, 2025, the Company had remaining authorization to purchase $1.1 billion of its common shares.

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

Through September 30, 2025, we have incurred $9 million of excise tax in connection with share repurchases that exceeded stock issuances. The excise tax incurred was recognized as part of the cost basis of the treasury stock acquired and not reported as income tax expense.

The following table represents share repurchase activities as part of our share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2024 (January 1- March 31)	2,157,372	$116	$53.76
2024 (April 1- June 30)	1,294,473	90	69.16
2024 (July 1- September 30)	1,352,821	113	83.39
2024 (October 1- December 31)	974,324	96	98.31
Total 2024	5,778,990	$415	$71.65
2025 (January 1- March 31)	1,966,909	172	87.69
2025 (April 1- June 30)	1,920,154	158	82.06
2025 (July 1- September 30)	1,636,094	154	94.32
2025 (October 1- October 24)	363,148	36	99.15
Total 2025	5,886,305	$520	$88.40

The following table presents changes in the number of shares of common stock outstanding:

	Common Stock Issued	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2024	94,488,315	(21,107,672)		73,380,643
Share-based compensation programs	—	475,524	(1)	475,524
Shares repurchased under repurchase program	—	(5,523,157)		(5,523,157)
Shares at September 30, 2025	94,488,315	(26,155,305)		68,333,010
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
The following table presents declaration date, record date, payment date and dividends paid per share of JFI’s common stock:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
Quarter Ended
03/31/2025	February 17, 2025	March 11, 2025	March 20, 2025	$0.80
06/30/2025	May 2, 2025	June 12, 2025	June 26, 2025	$0.80
09/30/2025	August 1, 2025	September 15, 2025	September 25, 2025	$0.80
Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	March 21, 2024	$0.70
06/30/2024	May 2, 2024	June 6, 2024	June 20, 2024	$0.70
09/30/2024	August 1, 2024	September 5, 2024	September 19, 2024	$0.70

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

The following table sets forth the calculation of earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$76	$(469)	$231	$601
Less: Preferred stock dividends	11	11	33	33
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$65	$(480)	$198	$568

Weighted average shares of common stock outstanding - basic	70,084,349	75,374,073	71,780,958	76,673,053
Dilutive common shares	194,926	—	185,271	701,495
Weighted average shares of common stock outstanding - diluted (1)	70,279,275	75,374,073	71,966,229	77,374,548

Earnings per share—common stock
Basic	$0.93	$(6.37)	$2.76	$7.41
Diluted	$0.92	$(6.37)	$2.75	$7.34
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

Dividends Declared to Shareholders

On October 30, 2025, our Board of Directors approved a cash dividend on JFI's common stock of $0.80 per share for the fourth quarter 2025, payable on December 18, 2025, to common shareholders of record on December 4, 2025. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on December 30, 2025, to depositary shareholders of record at the close of business on December 4, 2025.

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

Item 2 | Management’s Discussion and Analysis | Overview & Executive Summary

Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations

Jackson Financial Inc. (“Jackson Financial” or “JFI”) along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company domiciled in the state of Delaware, United States (“U.S.”). Jackson Financial’s principal operating subsidiary, Jackson National Life Insurance Company ("Jackson"), is licensed to sell group and individual annuity products (including immediate, registered index-linked, fixed index, fixed and variable annuities), and various protection products including whole life, universal life, variable universal life and term life insurance products in all 50 states and the District of Columbia.

We help Americans secure their financial futures. We believe that we are uniquely positioned in our markets because of our differentiated products, well-known brand and disciplined risk management. Our market position is supported by our efficient and scalable operating platform and industry-leading distribution network. We believe these core strengths enable us to grow profitably as an aging U.S. population transitions into retirement.

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

We experience net income volatility because we do not directly use hedging to offset the movement in our U.S. generally accepted accounting principles ("U.S. GAAP") market risk benefit liabilities as market conditions change from period to period. Our core dynamic hedging program seeks to offset impacts of equity market and interest rate movements on the economic liabilities associated with variable annuity guaranteed benefits and with annuities subject to index interest crediting (RILA and FIA), while our macro hedging program seeks to provide additional liquidity and statutory capital protection as needed. As a result, the changes in the fair value of the derivatives used as part of our overall hedging program are not expected to match the movements in the market risk benefit liabilities resulting in volatility from changes in fair value recorded to net income. Accordingly, we evaluate and manage the performance of our business using Adjusted Operating Earnings, a non-GAAP financial measure, which reduces the impact of market volatility by excluding changes in fair value of freestanding and embedded derivative instruments, market risk benefits and other items. See “Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

We manage our business through three reportable segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report in Corporate and Other items that are not included in those three segments, including the results of PPM Holdings, Inc., the parent holding company of PPM America Inc. ("PPM") that manages the majority of our general account investment portfolio. See Note 3 - Segment Information of the Notes to Condensed Consolidated Financial Statements for further information on our segments.

An understanding of several key operating measures, including sales, account value, net flows, benefit base and assets under management ("AUM"), is helpful in evaluating our results. See “Key Operating Measures” below. Finally, we are affected by various economic, industry and regulatory trends, which are described below under “Macroeconomic, Industry and Regulatory Trends.”

Item 2 | Management’s Discussion and Analysis | Executive Summary

The table below presents selected financial and operating measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$65	$(480)	$198	$568
Adjusted Operating Earnings (1)	433	350	1,159	1,094
Amount of shares repurchased under share repurchase program	154	113	484	319
Dividends on common shares	56	54	173	164
Jackson Financial, Inc. Net cash provided by operating activities (Parent Company Only)	22	34	27	55
Free cash flow (1)	216	278	719	527
Return on Equity ("ROE") Attributable to Common Shareholders	2.7%	(19.5)%	2.7%	7.8%
Adjusted Operating ROE Attributable to Common Shareholders on average equity (1)	15.7%	12.3%	14.0%	13.0%

(1) Non-GAAP financial measure. See "Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

Recent Events of Note

•Capital Returned to Common Shareholders: Since January 1, 2025 through September 30, 2025, we have returned $657 million to our common shareholders consisting of $173 million in dividends and $484 million in common share repurchases. Our capital return target for common shareholders for 2025 is $700-$800 million and we expect full year capital return to exceed the top of this range. Share repurchases, net of issuances for our share-based compensation, have reduced our outstanding shares of common stock from 73,380,643 at December 31, 2024 to 68,333,010 at September 30, 2025. See Note 19 of the Notes to Condensed Consolidated Financial Statements for further information on our share repurchases.

•Free Capital Generation and Free Cash Flow:
◦Our free capital generation during the nine months ended September 30, 2025 exceeded $1 billion, meeting our expectation to exceed $1 billion in 2025, under normal market conditions. Free capital generation represents Jackson’s aggregate statutory basis after-tax income from operations, realized gains (losses), unrealized gains (losses), and other surplus adjustments, adjusted for the change in estimated company action level required capital ("CAL") for Jackson calibrated to a 425% risk-based capital ("RBC") ratio. As explained below under “Liquidity and Capital Resources – Distributions and Dividends,” the payment of dividends or distributions from our capital generation is limited by applicable laws and regulations.
◦The free cash flow at Jackson Financial (parent company only) was $216 million and $719 million during the three and nine months ended September 30, 2025, respectively, compared to $278 million and $527 million during the three and nine months ended September 30, 2024, respectively. Free cash flow is a non-GAAP financial measure calculated as the difference between cash received by Jackson Financial from its subsidiaries less holding company expenses and other, net. See “Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliation to the most comparable U.S. GAAP measure.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Sales
Variable annuities (1)	$2,852	$2,632	$8,039	$7,788
RILA	2,066	1,608	4,646	4,187
Fixed Index Annuities	73	48	147	127
Fixed Annuities	371	984	941	1,090
Total Retail Annuity Sales	5,362	5,272	13,773	13,192

Total Institutional Product Sales	1,003	749	3,532	1,461

Total Sales	$6,365	$6,021	$17,305	$14,653
(1) Excludes certain internal exchanges.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Higher retail annuity sales for the three and nine months ended September 30, 2025, were primarily due to increased RILA and variable annuity sales. Sales of our fixed annuities remain strong as PPM America has added capabilities to source higher yielding assets supporting our spread based products. In addition, sales of our institutional products were higher for the three and nine months ended September 30, 2025, reflecting our opportunistic approach to this business, which depends on both the risk-adjusted return on investment opportunities available and the prevailing cost of funding required by purchasers.

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

	September 30, 2025	December 31, 2024
	(in millions)
Account Value
GMWB For Life	$176,971	$171,745
GMWB	6,203	6,165
GMIB	1,186	1,218
GMAB	303	35
No Living Benefits	60,631	56,894
Total Variable Annuity Account Value	245,294	236,057

RILA	17,834	11,685

Fixed Index Annuity (1)	956	816
Fixed Annuity (1)	3,349	2,515
Total Fixed & Fixed Index Annuity Account Value (1)	4,305	3,331

Payout Annuity(1)	608	592

Total Retail Annuities Account Value (1)	$268,041	$251,665

Total Institutional Products Account Value	$10,877	$8,384

Total Closed Life and Annuity Blocks Account Value (1)	$7,441	$7,692

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net Flows:
Variable Annuity	$(4,877)	$(5,012)	$(13,546)	$(13,327)
RILA	1,969	1,550	4,413	4,057
Fixed Index Annuity (1)	58	44	112	103
Fixed Annuity (1)	310	953	804	968
Payout Annuity (1)	2	(8)	2	(36)
Total Retail Annuities Net Flows (1)	(2,538)	(2,473)	(8,215)	(8,235)
Net flows ceded	(582)	(999)	(2,114)	(2,806)
Total Retail Annuities Net Flows, gross of reinsurance	(3,120)	(3,472)	(10,329)	(11,041)

Total Institutional Products Net Flows	447	499	1,620	(716)
Total Closed Life and Annuity Blocks Net Flows (1)	(68)	(74)	(208)	(253)
Total Net Flows	$(2,741)	$(3,047)	$(8,917)	$(12,010)

(1) Net of reinsurance.

Net flows, net of reinsurance, decreased for the three months ended September 30, 2025, but improved for the nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The decrease for the three months ended September 30, 2025 was primarily driven by decreased fixed annuity sales, partially offset by increased RILA sales, compared to the prior year quarter. Improved net flows for the nine months ended September 30, 2025 was primarily driven by increased institutional sales. Elevated variable annuity surrenders and withdrawals were driven by some mature policies from higher sales years coming out of their surrender charge period, along with higher surrenders as guaranteed benefits are less in the money during times of strong equity market performance. The more recent environment of higher interest rates and attractive annuity alternatives, such as RILA, combined with Jackson’s seasoned “out-of-the-money” book heightens exchange activity for us and the industry.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Benefit Base

Benefit base refers to a notional amount that represents the value of a customer’s guaranteed benefit and, therefore, may be a different value from the invested assets in a customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$60,631	N/A	$56,894	N/A
By Guaranteed Living Benefit:
GMWB for Life	176,971	177,044	171,745	181,379
GMWB	6,203	4,835	6,165	5,076
GMIB (1)	1,186	1,443	1,218	1,561
GMAB	303	282	35	35
Total	$245,294	$183,604	$236,057	$188,051

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$32,045	N/A	$29,519	N/A
Return of Premium	187,555	129,588	181,132	132,612
Highest Anniversary Value ("HAV")	13,392	12,372	13,233	12,857
Rollup	3,172	3,857	3,234	4,108
Combination HAV/Rollup	9,130	9,399	8,939	9,682
Total	$245,294	$155,216	$236,057	$159,259

(1) Substantially all of our GMIB benefits are reinsured.

Assets Under Management

AUM, or assets under management, includes: (i) investment assets managed by one of our subsidiaries, PPM, including our investment portfolio (but excluding assets held in funds withheld accounts for reinsurance transactions) and assets of other institutional clients and (ii) the separate account investment assets of our Retail Annuities segment managed and administered by another Company subsidiary, JNAM. Total AUM reflects exclusions between segments to avoid double counting. We believe AUM is a useful metric for understanding, among other things, the sources of our earnings, net investment income and performance of our invested assets, customer directed investments and risk management priorities.

	September 30,	December 31,
	2025	2024
	(in millions)
Jackson Invested Assets	$55,285	$46,143
Institutional Invested Assets (including CLOs)	34,809	28,278
Total PPM AUM	90,094	74,421
Total JNAM AUM	260,228	250,297
Total AUM	$350,322	$324,718

Sales of RILA, fixed and fixed index annuities, and institutional products, along with a focus on growing its institutional client assets, contributed to the increase in PPM AUM. The increase in JNAM AUM primarily reflects favorable equity market performance.

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

Macroeconomic and Financial Market Conditions

Our business and results of operations are affected by macroeconomic factors. See “Risks to Conditions in Global Financial Markets and the Economy” in Part I, Item 1A. Risk Factors of our 2024 Annual Report for more information.

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

•Variable Annuities Fees: Fees we earn that are not associated with guaranteed benefits are mainly based on the account value, which increases as equity market levels increase.

•Index Interest Crediting on RILA and FIA contracts: RILA and FIA products feature a crediting rate formulaically linked to the performance of an external equity index. The interest credited to the policy increases as equity market levels increase.

•Hedge Effectiveness in Face of Volatility: Our hedges could be less effective in periods of large directional movements, or we could experience more frequent or more costly rebalancing in periods of high volatility. This could lead to adverse performance versus our hedge targets and increased hedging costs.

•Basis Risk: We also are exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance fully correlates to the performance of the funds into which customers allocate their assets. We make available to customers funds where we believe we can transact in sufficiently correlated hedge assets, yet we anticipate some variance in the performance of our hedge assets and customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our hedge results relative to our hedge targets, and an adverse effect on our U.S. GAAP results.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Interest Rate Environment

Our business and financial performance are affected by periods of rising or falling interest rates and periods of interest rate volatility.

•Our hedges could be less effective in periods of large directional interest rate movements, or we could experience more frequent or more costly rebalancing in periods of high interest rate volatility. This could lead to adverse performance versus our hedge targets and increased hedging costs.

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

Conditions in fixed income markets impact our financial performance. As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation is generally reflected in our accumulated other comprehensive income, or AOCI. The revaluation will impact net income in the cases of realized gains or losses from the sale of securities, changes in fair value of trading securities or securities carried at fair value under the fair value election, or potential changes in the allowance for credit loss ("ACL"). In addition, if credit conditions deteriorate due to a recession or other negative credit events in capital markets, we could experience an increase in defaults and other-than-temporary-impairments (“OTTI”).

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

Brooke Re

With the execution of the Brooke Re transaction in the first quarter of 2024, we are now able to largely moderate the impact of the cash surrender value floor going forward. In the past, our statutory total adjusted capital ("TAC") has been negatively impacted by rising equity markets or rising interest rates due to minimum required reserving levels (i.e., the cash surrender value floor) when reserve releases are limited and unable to offset equity or interest rate hedging losses. The risk-based capital, or RBC, ratio increased or decreased depending on the interaction between movements in TAC and movements in statutory required capital (the company action level, or "CAL”). See “Recent Events of Note” above for more information regarding Brooke Re.

Consumer Behavior

We believe that many retirees look to tax-efficient savings products as a tool for addressing their unmet need for retirement planning. We believe our products are well-positioned to meet this increasing consumer demand. However, consumer behavior may be impacted by increased economic uncertainty, unemployment rates, declining equity markets, significant changes in interest rates and increased volatility of financial markets. In recent years, we have introduced or reintroduced products, such as RILA or fixed annuities, to better address changes in consumer demand and targeted distribution channels that meet changes in consumer preferences.

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

Depending on the outcome of the litigation, we may need to take certain additional actions to comply with, or assist our distributors in their compliance with, the 2024 Fiduciary Advice Rule. The 2024 Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increase litigation risk, which could adversely affect our results of operations and financial condition. Nonetheless, because the distribution of annuities is primarily through intermediaries, most of which have implemented systems and processes to align to existing state and federal fiduciary and/or best interest standards, we believe that we will have limited exposure to the 2024 Fiduciary Advice Rule. While the rule may not have a material impact on our business, it may impede certain investors’ access to financial advice or annuities that provide guaranteed income streams.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net income (loss) attributable to Jackson Financial Inc common shareholders	$65	$(480)	$198	$568
Add: dividends on preferred stock	11	11	33	33
Add: income tax expense (benefit)	(19)	(113)	(14)	24
Pretax income (loss) attributable to Jackson Financial Inc	57	(582)	217	625
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(765)	(779)	(2,297)	(2,347)
Net gains (losses) on hedging instruments	14	(591)	843	3,068
Market risk benefits (gains) losses, net	(226)	1,172	(183)	(2,062)
Net reserve and embedded derivative movements	1,160	493	1,893	1,135
Total net hedging results	183	295	256	(206)
Amortization of DAC associated with non-operating items at date of transition to LDTI	125	135	380	410
Net realized investment (gains) losses	1	45	37	82
Net realized investment (gains) losses on funds withheld assets	379	784	1,094	1,199
Net investment income on funds withheld assets	(203)	(269)	(657)	(824)
Other items	(37)	3	26	(13)
Total non-operating adjustments	448	993	1,136	648
Pretax adjusted operating earnings	505	411	1,353	1,273
Less: operating income tax expense (benefit)	61	50	161	146
Adjusted operating earnings before dividends on preferred stock	444	361	1,192	1,127
Less: dividends on preferred stock	11	11	33	33
Adjusted operating earnings	$433	$350	$1,159	$1,094

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

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures

We exclude AOCI attributable to Jackson Financial from Adjusted Book Value Attributable to Common Shareholders because our invested assets are generally invested to closely match the duration of our liabilities, which are longer duration in nature, and therefore we believe period-to-period fair market value fluctuations in AOCI to be inconsistent with this objective. We believe excluding AOCI attributable to Jackson Financial is more useful to investors in analyzing trends in our business because it removes those short-term fluctuations. Changes in AOCI within the funds withheld account related to the Athene Reinsurance Transaction offset the related non-operating earnings from the Athene Reinsurance Transaction resulting in a minimal net impact on Adjusted Book Value of Jackson Financial.

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

The following is a reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity and a comparison of Adjusted Operating ROE Attributable to Common Shareholders to ROE Attributable to Common Shareholders, the most comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$65	$(480)	$198	$568
Adjusted Operating Earnings	433	350	1,159	1,094

Total shareholders' equity	$10,229	$10,698	$10,229	$10,698
Less: Preferred stock	533	533	533	533
Total common shareholders' equity	9,696	10,165	9,696	10,165

Adjustments to total common shareholders’ equity:
Exclude AOCI attributable to Jackson Financial Inc. (1)	1,341	1,047	1,341	1,047
Adjusted Book Value Attributable to Common Shareholders	$11,037	$11,212	$11,037	$11,212

ROE Attributable to Common Shareholders	2.7%	(19.5)%	2.7%	7.8%
Adjusted Operating ROE Attributable to Common Shareholders on average equity	15.7%	12.3%	14.0%	13.0%

(1) Excludes $(1,268) million and $(1,336) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of September 30, 2025 and 2024, respectively, which are not attributable to Jackson Financial Inc. and are therefore not included as an adjustment to total shareholders’ equity in the reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity.

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
Free Cash Flow

Free cash flow is Jackson Financial Inc. (Parent Company only) net cash provided by (used in) operating activities less preferred stock dividends and capital contributions to PPM or other subsidiaries, plus the return of capital from subsidiaries. Free cash flow should not be used as a substitute for Jackson Financial’s net cash provided by (used in) operating activities calculated in accordance with U.S. GAAP. However, we believe these adjustments are useful to gaining an understanding of our overall available cash flow at Jackson Financial for return of capital to common shareholders and other corporate initiatives.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Dividends and distributions to parent (1)	$250	$300	$815	$595
Jackson Financial expenses and other, net	(34)	(22)	(96)	(68)
Free Cash Flow	$216	$278	$719	$527

(1) Cash distributed to Jackson Financial includes cash dividends and distributions of $205 million and $725 million and interest payments on surplus notes of $45 million and $90 million to Jackson Financial from its subsidiaries for the three and nine months ended September 30, 2025, respectively, and includes cash dividends and distributions of $255 million and $505 million and interest payments on surplus notes of $45 million and $90 million to JFI from its subsidiaries for the three and nine months ended September 30, 2024, respectively.

The following is a reconciliation of Jackson Financial net cash provided by operating activities (Parent Company only), the most comparable U.S. GAAP measure, to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Jackson Financial, Inc. Net cash provided by operating activities (Parent Company Only)	$22	$34	$27	$55

Adjustments from net cash provided by operating activities to free cash flow:
Capital distributions from subsidiaries	205	255	725	505
Dividends on preferred stock	(11)	(11)	(33)	(33)
Total adjustments	194	244	692	472
Free cash flow	$216	$278	$719	$527

Free Cash Flow Comprised of:
Capital distributions from subsidiaries	$205	$255	$725	$505
Interest on surplus note from subsidiary	45	45	90	90
Cash distributed to Jackson Financial	250	300	815	595

Parent company expenses	(33)	(25)	(90)	(80)
Net investment income and other income	8	6	22	16
Other, net	(9)	(3)	(28)	(4)
Jackson Financial expenses and other, net	(34)	(22)	(96)	(68)
Free cash flow	$216	$278	$719	$527

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Condensed Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Revenues
Fee income	$2,025	$2,032	$5,953	$6,038
Premiums	31	31	111	106
Net investment income:
Net investment income excluding funds withheld assets	653	457	1,672	1,384
Net investment income on funds withheld assets	203	269	657	824
Total net investment income	856	726	2,329	2,208
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(1,132)	102	(2,649)	(4,132)
Net gains (losses) on funds withheld reinsurance treaties	(379)	(784)	(1,094)	(1,199)
Total net gains (losses) on derivatives and investments	(1,511)	(682)	(3,743)	(5,331)
Other income	15	14	45	25
Total revenues	1,416	2,121	4,695	3,046

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	230	209	730	639
(Gain) loss from updating future policy benefits cash flow assumptions, net	13	—	37	(7)
Market risk benefits (gains) losses, net	(226)	1,172	(183)	(2,062)
Interest credited on other contract holder funds, net of deferrals and amortization	313	275	896	821
Interest expense	25	25	75	76
Operating costs and other expenses, net of deferrals	714	742	2,072	2,105
Amortization of deferred acquisition costs	275	277	824	832
Total benefits and expenses	1,344	2,700	4,451	2,404
Pretax income (loss)	72	(579)	244	642
Income tax expense (benefit)	(19)	(113)	(14)	24
Net income (loss)	91	(466)	258	618
Less: Net income (loss) attributable to noncontrolling interests	15	3	27	17
Net income (loss) attributable to Jackson Financial Inc.	76	(469)	231	601
Less: Dividends on preferred stock	11	11	33	33
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$65	$(480)	$198	$568

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

Pretax Income (Loss)

Our pretax income (loss) increased by $651 million to $72 million for the three months ended September 30, 2025, from $(579) million for the three months ended September 30, 2024, primarily due to:

•$1,398 million favorable movements in market risk benefits (gains) losses, largely due to less unfavorable movements in interest rates during the three months ended September 30, 2025, compared to the prior year;
•$130 million increase in net investment income as a result of higher income on bonds and higher income on limited partnerships, which are recorded on a one quarter lag, partially offset by lower income on funds withheld assets during the three months ended September 30, 2025; and
•$28 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower incentive and deferred compensation expenses during the three months ended September 30, 2025, partially offset by higher asset-based non-deferrable commissions, due to higher account values in the current quarter.

These movements were partially offset by:

•$829 million unfavorable change in total net gains (losses) on derivatives and investments as discussed below:

	Three Months Ended September 30,
	2025	2024	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$64	$(45)	$109

Net gains (losses) on freestanding derivatives	(87)	587	(674)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(1,109)	(440)	(669)
Net gains (losses) on derivative instruments	(1,196)	147	(1,343)
Net gains (losses) on funds withheld reinsurance	(379)	(784)	405
Total net gains (losses) on derivatives and investments	$(1,511)	$(682)	$(829)

◦Volumes of freestanding derivatives can vary significantly period over period and movements in those derivatives are subject to interest rate or market movements. The movements in interest rate hedges during the three months ended September 30, 2025 reflected relatively stable interest rates whereas the movements in interest rate hedges during the three months ended September 30, 2024 were primarily driven by a decrease in interest rates. The movements in equity hedges during the three months ended September 30, 2025 were primarily driven by larger increases in equity markets compared to smaller increases during the three months ended September 30, 2024; and
◦Embedded derivative movements were unfavorable largely due to equity market increase impacts on our growing RILA block during the three months ended September 30, 2025, compared to the prior year.

These movements were partially offset by:

◦Lower losses recognized on funds withheld reinsurance were driven by the impact of relatively stable interest rates impacting the value of the embedded derivative during the three months ended September 30, 2025, compared to a decrease in interest rates during the three months ended September 30, 2024.

•$38 million increase in interest credited on other contract holder funds, net of deferrals and amortization, primarily due to higher average institutional account balances during the three months ended September 30, 2025, compared to the prior year; and
•$34 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to changes in mortality and higher other policyholder benefits during the three months ended September 30, 2025, compared to the prior year.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Income Taxes

Income tax expense increased $94 million reflecting a reduction in benefit to $19 million for the three months ended September 30, 2025, from a benefit of $113 million for the three months ended September 30, 2024. The provision for income tax in the current period led to an effective income tax rate ("ETR") of (32)% for the three months ended September 30, 2025, compared to the ETR of 19% for the three months ended September 30, 2024. The change in the ETR during the three months ended September 30, 2025, compared to the three months ended September 30, 2024 was due to the relationship of the taxable income to the consolidated pre-tax income (loss), valuation allowance, the variance of the impact of tax adjustments related to prior year returns between those recorded in the current quarter compared to those recognized in the third quarter of 2024 and the benefit of IRS refund interest on carryback claims and amended returns. The ETR, excluding significant unusual or infrequently occurring items, differs from the statutory rate of 21% primarily due to the dividends received deduction, utilization of foreign tax credits and valuation allowance. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in our 2024 Annual Report and Note 15 - Income Taxes of the Notes to Condensed Consolidated Financial Statements in this report for more information.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

Pretax Income (Loss)

Our pretax income (loss) decreased by $398 million to $244 million for the nine months ended September 30, 2025, from $642 million for the nine months ended September 30, 2024, primarily due to:
•$1,879 million in unfavorable movements in market risk benefits (gains) losses, net, primarily due to less favorable movements in interest rates and fund performance as well as unfavorable equity volatility movements in 2025, compared to the prior year;
•$135 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to changes in mortality and higher other policyholder benefits;
•$85 million decrease in fee income primarily due to decreases in benefit-based guarantee fee income during 2025, and decreases in variable fee income due to market volatility in the second quarter of 2025, which resulted in lower average separate account values during that quarter, compared to the prior year; and
•$75 million increase in interest credited on contract holder funds, net of deferrals and amortization, primarily due to higher average institutional account balances in 2025 and fixed annuity and RILA new business, compared to the prior year.

These movements were partially offset by:
•$1,588 million improvement in total net gains (losses) on derivatives and investments as discussed below:

	Nine Months Ended September 30,
	2025	2024	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(111)	$(82)	$(29)

Net gains (losses) on freestanding derivatives	(829)	(3,087)	2,258
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(1,709)	(963)	(746)
Net gains (losses) on derivative instruments	(2,538)	(4,050)	1,512
Net gains (losses) on funds withheld reinsurance	(1,094)	(1,199)	105
Total net gains (losses) on derivatives and investments	$(3,743)	$(5,331)	$1,588

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
◦Volumes of freestanding derivatives can vary significantly period over period and movements in those derivatives are subject to interest rate or market movements. The movements in interest rate hedges during the nine months ended September 30, 2025 were primarily driven by a greater decrease in interest rates in the current year than during the prior year. The movements in equity hedges during the nine months ended September 30, 2025 were primarily driven by smaller increases in equity markets compared to larger increases in equity markets during the nine months ended September 30, 2024; and
◦Embedded derivative movements were unfavorable largely due to equity market increase impacts on our growing RILA block, compared to the prior year.

•$121 million increase in net investment income as a result of higher income on bonds, lower expenses, and higher income on limited partnerships, which are recorded on a one quarter lag, partially offset by lower income on funds withheld assets during the nine months ended September 30, 2025; and
•$33 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower incentive and deferred compensation expenses during the nine months ended September 30, 2025, partially offset by higher other commissions expenses, net of deferrals, driven by higher retail sales, compared to prior year.

Income Taxes

Income tax expense decreased $38 million, as reflected in a benefit of $14 million for the nine months ended September 30, 2025, from an expense of $24 million for the nine months ended September 30, 2024. The provision for income tax in the current period led to an effective tax rate (“ETR”) of (6)% for the nine months ended September 30, 2025 compared to an ETR of 4% the nine months ended September 30, 2024. The change in the ETR during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to the relationship of the taxable income to the consolidated pre-tax income (loss), valuation allowance, the variance of the impact of tax adjustments related to prior year returns between those recorded in the current year compared to those recognized in 2024, and the benefit of IRS refund interest on carryback claims and amended returns. The ETR, excluding significant unusual or infrequently occurring items, differs from the statutory rate of 21% primarily due to the dividends received deduction, utilization of foreign tax credits and valuation allowance. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in our 2024 Annual Report and Note 15 - Income Taxes of the Notes to Condensed Consolidated Financial Statements in this report for more information.

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

Pretax Adjusted Operating Earnings by Segment

The following table summarizes pretax adjusted operating earnings (non-GAAP) from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated U.S. GAAP basis. As part of the Company’s asset liability management program, management monitors the allocation of invested assets supporting the Company’s contractual liabilities. During the first quarter of 2025, that monitoring resulted in the reallocation of certain invested assets across reportable segments and Corporate and Other. The results of this reallocation are reflected in reported net investment income starting the second quarter of 2025. The impact of the reallocation was not material to the prior period financial results and prior period financial figures were not recast to reflect the reallocated basis. Also, see Note 3 - Segment Information of the Notes to Condensed Consolidated Financial Statements for further information regarding the calculation of pretax adjusted operating earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$494	$458	$1,331	$1,342
Institutional Products	31	17	68	77
Closed Life and Annuity Blocks	15	7	65	61
Corporate and Other	(35)	(71)	(111)	(207)
Pretax Adjusted Operating Earnings	505	411	1,353	1,273
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	765	779	2,297	2,347
Net gains (losses) on hedging instruments	(14)	591	(843)	(3,068)
Market risk benefits gains (losses), net	226	(1,172)	183	2,062
Net reserve and embedded derivative movements	(1,160)	(493)	(1,893)	(1,135)
Total net hedging results	(183)	(295)	(256)	206
Amortization of DAC associated with non-operating items at date of transition to LDTI	(125)	(135)	(380)	(410)
Net realized investment gains (losses)	(1)	(45)	(37)	(82)
Net realized investment gains (losses) on funds withheld assets	(379)	(784)	(1,094)	(1,199)
Net investment income on funds withheld assets	203	269	657	824
Other items	37	(3)	(26)	13
Total pre-tax reconciling items	(448)	(993)	(1,136)	(648)
Pretax income (loss) attributable to Jackson Financial Inc.	57	(582)	217	625
Income tax expense (benefit)	(19)	(113)	(14)	24
Net income (loss) attributable to Jackson Financial Inc.	76	(469)	231	601
Less: Dividends on preferred stock	11	11	33	33
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$65	$(480)	$198	$568

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$1,144	$1,128	$3,298	$3,313
Premiums	14	12	48	34
Net investment income	246	196	637	514
Other income	7	8	21	25
Total Operating Revenues	1,411	1,344	4,004	3,886

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	20	26	82	51
(Gain) loss from updating future policy benefits cash flow assumptions, net	(4)	(12)	(8)	(26)
Interest credited on other contract holder funds, net of deferrals and amortization	109	88	304	260
Interest expense	6	6	17	18
Asset-based commission expenses	296	285	853	843
Other commission expenses	315	252	756	664
Sub-advisor expenses	80	84	238	250
General and administrative expenses	195	214	584	584
Deferral of acquisition costs	(248)	(197)	(591)	(516)
Amortization of deferred acquisition costs	148	140	438	416
Total Operating Benefits and Expenses	917	886	2,673	2,544

Pretax Adjusted Operating Earnings	$494	$458	$1,331	$1,342

The following table summarizes a roll-forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$257,952	$247,213	$251,665	$235,465
Premiums and deposits (1)	5,408	5,310	13,917	13,299
Surrenders, withdrawals, and benefits (1)	(7,946)	(7,783)	(22,132)	(21,534)
Net flows	(2,538)	(2,473)	(8,215)	(8,235)
Investment performance	12,129	11,510	24,740	29,794
Change in value of equity option	1,110	440	1,708	964
Interest credited	109	88	304	260
Policy charges and other	(721)	(750)	(2,161)	(2,220)
Balance as of end of period, net of ceded reinsurance	268,041	256,028	268,041	256,028
Ceded reinsurance	13,220	15,902	13,220	15,902
Balance as of end of period, gross of reinsurance	$281,261	$271,930	$281,261	$271,930
(1) Excludes certain internal exchanges.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $36 million to $494 million for the three months ended September 30, 2025, from $458 million for the three months ended September 30, 2024, primarily due to:

•$16 million increase in fee income attributable to higher average separate account values during the three months ended September 30, 2025, compared to the prior year; and
•$29 million increase in spread income due to $50 million higher investment income, partially offset by $21 million higher interest credited on contract holder funds, compared to the prior year. Investment income was driven by higher debt securities income primarily due to higher invested asset balances. Increased interest credited on contract holder funds was primarily due to higher fixed annuity and RILA new business.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $11 million to $1,331 million for the nine months ended September 30, 2025, from $1,342 million for the nine months ended September 30, 2024, primarily due to:

•$49 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily attributable to higher other policyholder benefits during the nine months ended September 30, 2025;
•$15 million increase in commissions and general expenses, net of deferrals, reflecting higher other commissions expenses, net of deferrals, of $17 million during the nine months ended September 30, 2025, driven by higher retail sales compared to prior year; and
•$15 million decrease in fee income primarily due to market volatility in the second quarter of 2025 which resulted in lower average separate account values during that quarter, compared to the prior year.

These movements were partially offset by:

•$79 million increase in spread income primarily due to $123 million higher investment income and $44 million higher interest credited on contract holder funds compared to the prior year period. Investment income was driven by higher debt securities income primarily due to higher invested asset balances. Increased interest credited on contract holder funds was primarily due to higher fixed annuity and RILA new business.

Account Value

Retail annuities account value, net of reinsurance, increased $12 billion over the prior year period primarily due to positive variable annuity separate account returns driven by favorable market performance in 2025, as well as positive RILA and fixed annuity net flows over the period.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$148	$101	$389	$332
Total Operating Revenues	148	101	389	332

Operating Benefits and Expenses
Interest credited on other contract holder funds, net of deferrals and amortization	116	83	317	252
General and administrative expenses	1	1	4	3
Total Operating Benefits and Expenses	117	84	321	255

Pretax Adjusted Operating Earnings	$31	$17	$68	$77

The following table summarizes a roll-forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Institutional Products:
Balance as of beginning of period	$10,354	$7,299	$8,384	$8,406
Premiums and deposits	1,003	749	3,532	1,461
Surrenders, withdrawals, and benefits	(556)	(250)	(1,912)	(2,177)
Net flows	447	499	1,620	(716)
Interest credited	116	83	317	252
Policy charges and other (1)	(40)	48	556	(13)
Balance as of end of period	$10,877	$7,929	$10,877	$7,929
(1) Includes net deposit and withdrawal activity for FABCP funding agreements, which are generally short-term in nature. See Note 10 - Other Contract Holder Funds in the Notes to Condensed Consolidated Financial Statements elsewhere in this report for information regarding FABCP funding agreements.

Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $14 million to $31 million for the three months ended September 30, 2025, from $17 million for the three months ended September 30, 2024, reflecting a $14 million increase in spread income primarily due to a $47 million increase in investment income, due to higher invested asset balances, partially offset by a $33 million increase in interest credited on contract holder funds, due to increased account values.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $9 million to $68 million for the nine months ended September 30, 2025, from $77 million for the nine months ended September 30, 2024, reflecting an $8 million decrease in spread income primarily due to a $65 million increase in interest credited on contract holder funds, due to increased account values, partially offset by a $57 million increase in investment income, due to higher invested asset balances.

Account Value

Institutional product account value increased from $7,929 million at September 30, 2024, to $10,877 million at September 30, 2025. The increase in account value was primarily driven by an increased amount of FABN funding agreements and FABCP funding agreement in 2025. See Note 10 - Other Contract Holder Funds in the Notes to Condensed Consolidated Financial Statements elsewhere in this report for information regarding FABN and FABCP funding agreements.

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$104	$111	$319	$335
Premiums	19	22	69	80
Net investment income	189	155	557	486
Other income	6	7	17	21
Total Operating Revenues	318	295	962	922

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	160	131	468	419
(Gain) loss from updating future policy benefits cash flow assumptions, net	16	11	41	17
Interest credited on other contract holder funds, net of deferrals and amortization	88	104	275	309
Other commission expenses	8	9	25	27
General and administrative expenses	28	30	82	79
Deferral of acquisition costs	1	1	—	4
Amortization of deferred acquisition costs	2	2	6	6
Total Operating Benefits and Expenses	303	288	897	861

Pretax Adjusted Operating Earnings	$15	$7	$65	$61

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $8 million to $15 million for the three months ended September 30, 2025, from $7 million for the three months ended September 30, 2024, primarily due to:

•$50 million increase in spread income due to a $34 million increase in net investment income driven by higher income on limited partnerships, which are recorded on a one quarter lag, and a $16 million decrease in interest credited on other contract holder funds, net of deferrals and amortization, resulting from the continued run off of the closed block of life business.

These movements were partially offset by:

•$34 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to changes in mortality and higher other policyholder benefits.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $4 million to $65 million for the nine months ended September 30, 2025, from $61 million for the nine months ended September 30, 2024, primarily due to:

•$105 million increase in spread income due to a $71 million increase in net investment income driven by higher income on limited partnerships, which are recorded on a one quarter lag, and a $34 million decrease in interest credited on contract holder funds, net of deferrals and amortization, resulting from the continued run off of the closed block of life business.

These movements were partially offset by:

•$73 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to changes in mortality, partially offset by lower other policyholder benefits; and
•$16 million decrease in fee income resulting from the continued run off of the closed block of life business.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025	2024
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$11	$12		$33	$36
Net investment income	9	—		28	3
Other income	2	(1)		7	(21)
Total Operating Revenues	22	11		68	18

Operating Benefits and Expenses
Interest expense	19	19		58	58
Sub-advisor expenses	(2)	(2)	(2.0)	(6)	(6)
General and administrative expenses	40	65	65.0	127	173
Total Operating Benefits and Expenses	57	82		179	225

Pretax Adjusted Operating Earnings	$(35)	$(71)		$(111)	$(207)

Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings improved $36 million to $(35) million for the three months ended September 30, 2025, from $(71) million for the three months ended September 30, 2024, primarily driven by a $25 million decrease in general and administrative expenses, due to lower incentive and deferred compensation expenses during the three months ended September 30, 2025, and a $9 million increase in net investment income.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings improved $96 million to $(111) million for the nine months ended September 30, 2025, from $(207) million for the nine months ended September 30, 2024, primarily driven by a $46 million decrease in general and administrative expenses, due to lower incentive and deferred compensation expenses, a $28 million increase in other income primarily due to a one-time reinsurance related adjustment in 2024, and a $25 million increase in net investment income.

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

The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate. See Note 8 - Reinsurance of the Notes to Condensed Consolidated Financial Statements for further details. We may also use other third-party investment managers for certain niche asset classes. As of September 30, 2025, Apollo managed $12.0 billion of cash and investments and other third-party investment managers managed approximately $301 million of investments.

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

Item 2 | Management’s Discussion and Analysis | Investments
Portfolio Composition

The following table summarizes the carrying values of our investments:

	September 30, 2025			December 31, 2024
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$37,825	$8,262	$46,087	$31,231	$9,058	$40,289
Debt Securities, at fair value under fair value option	3,431	51	3,482	2,930	116	3,046
Equity securities, at fair value	89	91	180	72	125	197
Mortgage loans, net of allowance for credit losses	7,320	2,251	9,571	6,851	2,611	9,462
Mortgage loans, at fair value under fair value option	—	349	349	—	449	449
Policy loans	885	3,602	4,487	902	3,501	4,403
Freestanding derivative instruments	492	(6)	486	252	45	297
Other invested assets	2,330	719	3,049	2,087	777	2,864
Total investments	$52,372	$15,319	$67,691	$44,325	$16,682	$61,007

Available-for-sale debt securities increased to $46,087 million at September 30, 2025, from $40,289 million at December 31, 2024. The amortized cost of available-for-sale debt securities increased to $49,228 million as of September 30, 2025, from $44,976 million as of December 31, 2024. Further, net unrealized losses, after adjusting for allowance for credit loss, were $3,130 million as of September 30, 2025, compared to $4,679 million as of December 31, 2024.

Other Invested Assets

Other invested assets increased to $3,049 million at September 30, 2025 from $2,864 million at December 31, 2024.

Item 2 | Management’s Discussion and Analysis | Investments
Debt Securities

At September 30, 2025 and December 31, 2024, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

September 30, 2025	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,068	$—	$3	$848	$3,223
Other government securities	1,278	—	4	194	1,088
Corporate securities
Utilities	6,376	—	79	448	6,007
Energy	3,435	—	50	207	3,278
Banking	3,188	—	62	99	3,151
Healthcare	3,624	—	36	308	3,352
Finance/Insurance	5,641	8	89	301	5,421
Technology/Telecom	2,704	—	21	168	2,557
Consumer goods	2,741	—	39	265	2,515
Industrial	1,851	—	27	80	1,798
Capital goods	1,912	—	26	97	1,841
Real estate	1,730	—	22	84	1,668
Media	996	—	8	95	909
Transportation	1,477	—	16	124	1,369
Retail	1,275	—	10	114	1,171
Other (1)	2,928	—	45	75	2,898
Total Corporate Securities	39,878	8	530	2,465	37,935
Residential mortgage-backed	352	3	24	24	349
Commercial mortgage-backed	1,811	—	9	59	1,761
Other asset-backed securities	5,323	—	34	144	5,213
Total Debt Securities	$52,710	$11	$604	$3,734	$49,569

(1) No single remaining industry exceeds 3% of the portfolio.

Item 2 | Management’s Discussion and Analysis | Investments

December 31, 2024	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,120	$—	$1	$962	$3,159
Other government securities	1,345	—	1	252	1,094
Corporate securities
Utilities	5,716	—	29	589	5,156
Energy	3,119	—	16	291	2,844
Banking	2,612	—	19	137	2,494
Healthcare	3,428	—	10	393	3,045
Finance/Insurance	5,069	8	29	418	4,672
Technology/Telecom	2,313	—	5	220	2,098
Consumer goods	2,414	—	13	327	2,100
Industrial	1,733	—	10	114	1,629
Capital goods	1,922	—	8	137	1,793
Real estate	1,634	—	6	132	1,508
Media	1,005	—	3	121	887
Transportation	1,522	—	4	178	1,348
Retail	1,357	—	4	147	1,214
Other (1)	2,453	—	10	117	2,346
Total Corporate Securities	36,297	8	166	3,321	33,134
Residential mortgage-backed	374	6	14	44	338
Commercial mortgage-backed	1,674	—	3	100	1,577
Other asset-backed securities	4,243	25	11	196	4,033
Total Debt Securities	$48,053	$39	$196	$4,875	$43,335

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

	September 30,	December 31,
	2025	2024
	(in millions)
Common Stock	$8	$18
Preferred Stock	141	151
Mutual Funds	31	28
Total	$180	$197

Mortgage Loans

At September 30, 2025, commercial mortgage loans were collateralized by properties located in 34 states, the District of Columbia, and Europe. Residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

Item 2 | Management’s Discussion and Analysis | Investments
The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by property type:

	September 30,	December 31,
	2025	2024
	(in millions)
Commercial:
Apartment	$2,813	$2,450
Hotel	830	835
Office	1,225	1,317
Retail	1,652	1,685
Warehouse	1,992	2,134
Other	422	521
Total Commercial	8,934	8,942
Residential	1,129	1,090
Total	10,063	10,032
ACL (1)	(143)	(121)
Total with ACL	$9,920	$9,911

(1)    At September 30, 2025 and December 31, 2024, allowance for credit losses included $121 million and $116 million, respectively, for commercial loans and $22 million and $5 million, respectively, for residential loans.

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	September 30,	December 31,
	2025	2024
	(in millions)
United States:
East North Central	$950	$1,015
East South Central	287	347
Middle Atlantic	1,318	1,408
Mountain	700	474
New England	212	275
Pacific	2,207	2,260
South Atlantic	2,114	2,131
West North Central	705	617
West South Central	1,202	1,035
Total United States	9,695	9,562
Foreign	225	349
Total	$9,920	$9,911

Item 2 | Management’s Discussion and Analysis | Investments
The following table provides information about the credit quality of our mortgage loans:

	September 30,	December 31,
	2025	2024
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$7,004	$7,304
70% - 80%	1,193	1,074
80% - 100%	473	338
Greater than 100%	143	110
Total	8,813	8,826

Residential mortgage loans
Performing	1,045	987
Nonperforming (1)	62	98
Total	1,107	1,085

Total mortgage loans	$9,920	$9,911

(1) At September 30, 2025 and December 31, 2024, includes $22 million and $24 million, respectively, of loans 30-89 days past due and $16 million and $24 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	September 30,
	2025	2024
	(in millions)
Balance at beginning of year	$121	$165
Charge offs, net of recoveries	(13)	(3)
Reductions for mortgages disposed	(2)	—
Provision (release)	37	(14)
Balance at end of period	$143	$148
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent or in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment. Accrued interest amounting to $2 million and $1 million were written off as of September 30, 2025 and 2024, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The following table provides information about our impaired residential mortgage loans (in millions):

	September 30, 2025	December 31, 2024
Recorded investment (1)	$9	$29
Unpaid principal balance	10	33
Related loan allowance	—	1
Average recorded investment	26	30
Investment income recognized	—	1

(1) At September 30, 2025 and December 31, 2024, includes $4 million and $2 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.

Item 2 | Management’s Discussion and Analysis | Investments
Derivative Instruments

Note 5 – Derivative Instruments of the Notes to Condensed Consolidated Financial Statements presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments as of September 30, 2025 and December 31, 2024.

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

Our policy and contract liabilities includes separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of September 30, 2025, 90% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 7% were in our Closed Life and Annuity Blocks segment.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities
The table below represents a breakdown of our policy and contract liabilities:

September 30, 2025	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$238,754	$—	$6,540	$(4,861)	$240,433
RILA (1)	—	—	17,834	6	17,840
Fixed Index Annuities (2)	—	—	7,617	60	7,677
Fixed Annuities	—	—	9,651	2	9,653
Payout Annuities	—	1,175	865	—	2,040
Other Annuities	201	—	—	—	201
Total Retail Annuities	238,955	1,175	42,507	(4,793)	277,844
Total Institutional Products	—	—	10,877	—	10,877
Total Closed Life and Annuity Blocks	91	8,422	11,738	5	20,256
Total Policy and Contract Liabilities	239,046	9,597	65,122	(4,788)	308,977
Claims payable and other	—	1,315	167	—	1,482
Total	$239,046	$10,912	$65,289	$(4,788)	$310,459

December 31, 2024	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$228,851	$—	$7,206	$(5,176)	$230,881
RILA (1)	—	—	11,685	6	11,691
Fixed Index Annuities (2)	—	—	8,515	37	8,552
Fixed Annuities	—	—	9,615	1	9,616
Payout Annuities	—	1,095	844	—	1,939
Other Annuities	208	—	—	—	208
Total Retail Annuities	229,059	1,095	37,865	(5,132)	262,887
Total Institutional Products	—	—	8,384	—	8,384
Total Closed Life and Annuity Blocks	84	8,599	11,899	7	20,589
Total Policy and Contract Liabilities	229,143	9,694	58,148	(5,125)	291,860
Claims payable and other	—	1,378	164	—	1,542
Total	$229,143	$11,072	$58,312	$(5,125)	$293,402

(1) Includes the embedded derivative liabilities in other contract holder funds related to RILA of $5,439 million and $3,065 million at September 30, 2025 and December 31, 2024, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity in other contract holder funds of $836 million and $877 million at September 30, 2025 and December 31, 2024, respectively.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities
As of September 30, 2025:

•$239.0 billion or 77% of our policy and contract liabilities were backed by separate account assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets.
•$56.4 billion of our policy and contract liabilities were backed by our investment portfolio.
•$13.5 billion of our policy and contract liabilities were reinsured by Athene and backed by funds withheld assets.

As of September 30, 2025, 93% of fixed annuity, fixed-index annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed index annuities and fixed annuities.

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

The discussion below describes our liquidity and capital resources for the nine months ended September 30, 2025.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Net cash provided by (used in) operating activities	$4,137	$4,268
Net cash provided by (used in) investing activities	(5,812)	(4,321)
Net cash provided by (used in) financing activities	2,470	423
Net increase (decrease) in cash, cash equivalents, and restricted cash	795	370
Cash, cash equivalents, and restricted cash at beginning of period	3,767	2,691
Total cash, cash equivalents, and restricted cash at end of period	$4,562	$3,061

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

Cash flows provided by (used in) operating activities decreased by $131 million to $4,137 million for the nine months ended September 30, 2025, from $4,268 million for the nine months ended September 30, 2024. This was primarily due to the timing related to the settlement of certain short-term payables.

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

Cash flows provided by (used in) investing activities decreased $1,491 million to $(5,812) million during the nine months ended September 30, 2025, from $(4,321) million during the nine months ended September 30, 2024. This decrease was primarily driven by increased purchases of debt securities, primarily driven by increased institutional and RILA sales in 2025, and decreased sales of debt securities during the nine months ended September 30, 2025, partially offset by lower outflows related to our hedging program for derivative settlements and collateral, compared to the prior year.

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

Cash flows provided by (used in) financing activities increased $2,047 million to $2,470 million during the nine months ended September 30, 2025, from $423 million during the nine months ended September 30, 2024. This increase was primarily due to higher deposits from increased institutional and RILA sales during the nine months ended September 30, 2025, partially offset by repayments on repurchase agreements and federal home loan bank notes during 2025.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, and statutory reserve items) and model-based components. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk, and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of September 30, 2025, our insurance companies were well in excess of the minimum required capital levels.

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

The main uses of liquidity for Jackson Financial are interest payments and debt repayment, holding company operating expenses, payment of dividends and other distributions to shareholders, which may include stock repurchases, and capital contributions, if needed, to our insurance company subsidiaries. See “Recent Events of Note” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
•purchases of new investments;
•management of derivative-related margin requirements. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are managed in accordance with our hedging and risk management program. Our cash flows associated with collateral received from counterparties and posted with counterparties fluctuates with changes in the market value of the underlying derivative contract and/or the market value of the collateral. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of September 30, 2025, we were in a net collateral payable position of $92 million, compared to $150 million as of December 31, 2024;
•repayment of principal and interest on debt, and payments of interest on surplus notes. As of September 30, 2025, Jackson’s outstanding surplus notes and bank debt included $47 million of bank loans from the FHLBI, collateralized by mortgage-related securities and mortgage loans, and $250 million of surplus notes maturing in 2027; and
•funding of expenses including payment of commissions, operating expenses and taxes.
Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio.

Other factors that are not directly related to interest rates can also give rise to an increase in liquidity requirements including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of September 30, 2025, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. Further, more than half of Jackson’s general account reserves are not surrenderable, included surrender charges greater than 5%, or included market value adjustments to discourage early withdrawal of policy and contract funds as of September 30, 2025.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of September 30, 2025, the portfolio of cash, short-term investments and privately and publicly traded securities and equities that are unencumbered and unrestricted to sale, amounted to $34.3 billion.

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

During the third quarter of 2025, we paid a cash dividend of $0.50 per depositary share and $0.80 per common share on JFI's preferred and common stock totaling $11 million and $56 million, respectively. On October 30, 2025, our Board of Directors approved a fourth quarter cash dividend on JFI's common stock of $0.80 per share, payable on December 18, 2025, to common shareholders of record on December 4, 2025. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on December 30 2025, to depositary shareholders of record at the close of business on December 4, 2025.

On September 18, 2025, our Board of Directors authorized an increase of $1 billion in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program.

We repurchased a total of 1,636,094 shares and 5,523,157 shares of common stock for an aggregate purchase price of $154 million and $484 million in the three and nine months ended September 30, 2025, respectively, which were funded with cash on hand. As of October 24, 2025, the Company had remaining authorization to purchase $1.1 billion of its common shares.

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

For 2025, ordinary dividend capacity for Jackson and Brooke Life is based on the greater of 10% of 2024 reported statutory capital and surplus or statutory net gain from operations. This capacity is then reduced by cumulative dividends and other capital distributions in the preceding 12 months, subject to the availability of earned surplus. As a result of cumulative dividends and other capital distributions occurring in the preceding 12 months as of September 30, 2025, future dividends from both Jackson and Brooke Life are expected to be classified as extraordinary. There is a process within the Michigan Insurance Code to request extraordinary dividends that the companies have utilized previously. Brooke Life, as the sole owner of Jackson and Brooke Re, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial.

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

The credit agreement governing the 2023 Revolving Credit Facility contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). See Note 13 – Long-Term Debt of Notes to Condensed Consolidated Financial Statements for information regarding financial maintenance covenants contained in the credit agreement. We were in compliance with these covenants at September 30, 2025.

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

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5 million and $15 million for the three and nine months ended September 30, 2025, respectively and interest expense on the notes was $5 million and $15 million for the three and nine months ended September 30, 2024, respectively.

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

Federal Home Loan Bank

Jackson is a member of the FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of September 30, 2025 and December 31, 2024, Jackson held a bank loan with an outstanding balance of $47 million and $52 million, respectively.

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

As of October 24, 2025, the financial strength ratings of our principal insurance subsidiaries were as follows:

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
•contingent liabilities
•consolidation of variable interest entities

Off–Balance Sheet Arrangements

See Note 13 - Long-term Debt regarding lender commitments under the Company's revolving credit facility and Note 16 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements regarding unfunded investment commitments to limited partnerships and limited liability companies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
July 1, 2025 - July 31, 2025
Share repurchase program	375,349	$87.94	375,349	$273
Employee transactions (2)	—	N/A	N/A	N/A

August 1, 2025 - August 31, 2025
Share repurchase program	695,200	94.52	695,200	207
Employee transactions (2)	798	86.46	N/A	N/A

September 1, 2025 - September 30, 2025
Share repurchase program	565,545	98.32	565,545	1,151
Employee transactions (2)	5,798	96.78	N/A	N/A

Totals
Share repurchase program	1,636,094		1,636,094
Employee transactions (2)	6,596		N/A
	1,642,690		1,636,094

(1) On September 18, 2025, our Board of Directors authorized an increase of $1 billion in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of October 24, 2025, the Company had remaining authorization to purchase $1.1 billion of its common shares. For more information on common stock repurchases, see Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.
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

Item 5. Other Information.

Stock Trading Plans

During the three months ended September 30, 2025, none of our Section 16 officers or JFI directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Jackson Financial’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The following documents are filed as exhibits hereto:

Number	Description
10.1*†	Separation Agreement, dated August 14, 2025, by and between Scott Romine and Jackson National Life Distributors, LLC.
10.2*†	Retirement Agreement, dated October 7, 2025, by and between Marcia Wadsten and Jackson National Life Insurance Company.
19.1*	Jackson Financial Inc. Insider Trading Policy (September 17, 2025).**
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Jackson Financial Inc. Compensation Clawback Policy (September 17, 2025).**
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.
** Reflect ministerial amendments approved on September 17, 2025, to the Policy that was filed previously with our annual report on Form 10-K for the year ended December 31, 2024 (filed with the SEC on February 26, 2025).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: November 4, 2025	By:	/s/ Don W. Cummings
Don W. Cummings
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)