Form 10-K
period 2025-12-31
Jackson Financial Inc.
filed 2026-02-24
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter) was approximately $4.7 billion.
As of February 18, 2026, there were 70,681,886 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on May 21, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (Form 10-K) where indicated. The registrant's definitive 2026 proxy statement is expected to be filed on or about April 7, 2026.

Principal Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Form 10-K

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI" or "Jackson Financial")
Jackson	Jackson National Life Insurance Company, our primary operating subsidiary (which we refer to as "Jackson National Life" or "Jackson")
Brooke Life	Brooke Life Insurance Company, our subsidiary and the direct parent company of Jackson and Brooke Re
Brooke Re	Brooke Life Reinsurance Company, a direct subsidiary of Brooke Life, and a Michigan-based captive reinsurer
Hickory Re	Hickory Brooke Reinsurance Company, a direct subsidiary of Brooke Re, and a Michigan-based captive reinsurer
JBLLC	Jackson Brooke LLC, our subsidiary
Jackson Finance	Jackson Finance LLC, our subsidiary
JNAM	Jackson National Asset Management LLC, a direct subsidiary of Jackson National Life
PPMH	PPM Holdings, Inc., our subsidiary
PPM	PPM America, Inc., a subsidiary of PPMH
ACL	Allowance for credit loss
Account value ("AV") or account balance	The amount of money in a customer’s account. For example, the account value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Athene	Athene Life Re Ltd. and its affiliates, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
Athene Reinsurance Transaction	The funds withheld coinsurance agreement with Athene, entered on June 18, 2020, and effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions
AUM ("Assets under management")	Investment assets that are managed by our subsidiaries and include: (i) assets managed by PPM, including our investment portfolio (but excluding assets held in funds withheld accounts for reinsurance transactions), (ii) third-party assets, and (iii) the separate account assets of our retail annuities managed and administered by JNAM
Benefit base	A notional amount (not actual cash value) used to calculate guaranteed benefits within an owner's annuity contract and fees due in respect of those guaranteed benefits. The death benefit and living benefit within the same contract may have different benefit bases.
CMBS	Commercial mortgage-backed securities
DAC ("Deferred acquisition costs")	Represent the incremental costs related directly to the successful acquisition of new, and certain renewal, insurance policies and annuity contracts. The recognition of these costs has been deferred, and the deferred amounts are shown on the balance sheet as an asset, which is amortized over the estimated lives of those policies and contracts.
Deferred tax asset or Deferred tax liability	Asset or liability that is recorded for the difference between financial reporting, or book basis, and the tax basis of an asset or a liability
Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, after which rates may be reset.
Fixed Index Annuity	An annuity with an ability to share in the upside from certain financial markets, such as equity indices, and provides downside protection
General account assets	The assets held in the general accounts of our insurance companies
GIC	Guaranteed investment contract

Guarantee Fees	Fees charged on our annuity contracts for optional benefit guarantees
GMAB ("Guaranteed minimum accumulation benefit")	An add-on benefit (enhanced benefits available for an additional cost) that entitles an owner to a minimum payment, typically in a lump-sum, after a set period of time, referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.
GMDB ("Guaranteed minimum death benefit")	An add-on benefit (enhanced benefits available for an additional cost) that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner
GMIB ("Guaranteed minimum income benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value
GMWB ("Guaranteed minimum withdrawal benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value
GMWB for Life ("Guaranteed minimum withdrawal benefit for life")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year for the duration of the policyholder’s life, regardless of account performance
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
Net flows	Net flows represent the net change in customer account balances during a period, after reflecting gross premium inflows and surrender, withdrawal and benefit payment outflows. Net flows do not include investment performance, interest credited to customer accounts, and policy charges
RBC ("Risk-based capital")	Statutory minimum level of capital that is required by regulators for an insurer to support its operations
RBC ratio	The ratio of statutory total adjusted capital to company action level required capital. A formal calculation is made annually during the fourth quarter of each year. In other periods, the ratio is estimated.
RILA	A registered index-linked annuity, which offers market index-linked investment options, subject to a cap, and a variety of guarantees designed to modify or limit losses
RMBS	Residential mortgage-backed securities
Variable annuity	An annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments
VIE	Variable interest entity

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

The information in this Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this Form 10-K not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “expect,” “believe,” “anticipate,” “plan,” “predict,” “remain,” “future,” “confident,” and “commit” or similar expressions. In particular, statements regarding plans, strategies, prospects, targets and expectations regarding the business and industry are forward-looking statements. They reflect expectations, are not guarantees of performance, and speak only as of the dates the statements are made. We caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. Factors that could cause actual results to differ materially from those in the forward-looking statements include those reflected in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K as filed with the U.S. Securities and Exchange Commission (the "SEC") on February 24, 2026, and elsewhere in Jackson Financial Inc.’s reports filed with the SEC. Except as required by law, Jackson Financial Inc. does not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.

Certain financial data included in this Form 10-K consists of non-GAAP (Generally Accepted Accounting Principles) financial measures. These non-GAAP financial measures may not be comparable to similarly titled measures presented by other entities, nor should they be construed as an alternative to other financial measures determined in accordance with U.S. GAAP. Although the Company believes these non-GAAP financial measures provide useful information to investors in measuring the financial performance and condition of its business, investors are cautioned not to place undue reliance on any non-GAAP financial measures and ratios included in this Form 10-K. A reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measure can be found in the “Non-GAAP Financial Measures” in this Form 10-K.

Certain financial data included in this Form 10-K consists of statutory accounting principles (“statutory”) financial measures. These statutory financial measures are included in or derived from the Jackson National Life Insurance Company annual and/or quarterly statements filed with the Michigan Department of Insurance and Financial Services and available in the investor relations section of the Company’s website at investors.jackson.com/financials/statutory-filings.

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

Part I

Item 1. Business

Overview

Jackson Financial Inc. (“Jackson Financial” or “JFI”) is a financial services company focused on helping Americans in the United States (“U.S.”) secure their financial futures. We believe we are well-positioned in our markets because of our differentiated products and our well-known brand among distributors and advisors. Our market position is supported by our efficient and scalable operating platform and industry-leading distribution network. We are confident these core strengths will enable us to grow as an aging U.S. population transitions into retirement. We refer to Jackson Financial and its subsidiaries and affiliates collectively, as the “Company,” “we,” “our,” or “us.”

We offer a diverse suite of annuities to retail investors in the U.S. Our variable annuities have been among the best-selling products of their kind in the U.S. principally due to the differentiated features we offer as compared to our competitors and, in particular the wider range of investment options and greater freedom to invest across multiple investment options. We also offer registered index-linked, fixed index, fixed, and payout annuities.

We sell our annuity products through an industry-leading distribution network that includes independent broker-dealers, wirehouses, regional broker-dealers, banks, independent registered investment advisors, third-party platforms, and insurance agents. We were the seventh largest retail annuity company in the U.S. for the nine months ended September 30, 2025, and the eighth largest for the year ended December 31, 2024, as measured by sales, according to the latest available report from Life Insurance Marketing and Research Association ("LIMRA"), a worldwide insurance and related financial services trade association. Our total retail annuity sales for the years ended December 31, 2025 and 2024 were $19.7 billion and $17.8 billion, respectively.

Our operating platform is scalable and efficient. We administer approximately 82% of our in-force policies on our in-house policy administration platform. The remainder of our business is administered through established third-party arrangements. We believe our operating platform provides us with a competitive advantage by allowing us to grow efficiently and provide superior customer service while maintaining a combined statutory operating expense-to-asset ratio of 27 basis points at our principal insurance company subsidiaries for the year ended December 31, 2025, which we believe is among the lowest in the life and annuity industry.

Product design and pricing are key aspects of our risk management approach, as is our hedging program. We intend to continue using our diverse product offerings, distribution capabilities, and operating platform to pursue growth opportunities.

Part I | Item 1. Business | Overview
These core strengths enable us to produce an attractive financial profile, reflected by our record of generating profitable growth and earning attractive returns. In addition, we have shown a commitment to long-term capital return to common shareholders through our share repurchase program and dividends. The table below presents selected financial and operating measures:

	Years Ended December 31,
	2025	2024
	(in millions, except percentages)
Operating Metrics:
Total Sales	$23,211	$19,849
Assets Under Management ("AUM")	351,059	324,718

Income Metrics:
Net income (loss) attributable to Jackson Financial Inc. common shareholders	(17)	902
Adjusted Operating Earnings (1)	1,614	1,443
Return on Equity ("ROE") Attributable to Common Shareholders	(0.2)%	9.4%
Adjusted Operating ROE Attributable to Common Shareholders on average adjusted book value (1)	14.7%	12.9%

Capital Metrics:
Amount of common shares repurchased under share repurchase program	634	415
Dividends on common shares	228	216
Jackson Financial, Inc. Net cash provided by operating activities (Parent Company Only)	12	51
Free cash flow (1)	838	767
Jackson statutory risk-based capital ratio(2)	567%	572%

(1) Non-GAAP financial measure. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

(2) Based on a Company Action Level basis.

Jackson Financial, a Delaware corporation, became an independent public company on September 13, 2021.

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

Part I | Item 1. Business | Our Product Offerings by Segment

Our Product Offerings by Segment

We manage our business through three reportable segments:

Retail Annuities	Institutional Products	Closed Life and Annuity Blocks
•Variable annuities
•Registered index-linked annuities
•Fixed and fixed index annuities
•Payout annuities
•Our lifetime income solutions offering in the defined contributions market
•Results of our subsidiary, Jackson National Asset Management LLC ("JNAM"), which manages the separate account assets associated with our variable annuities

•Traditional guaranteed investment contracts
•Funding agreements issued in conjunction with our participation in the U.S. Federal Home Loan Bank ("FHLB") mortgage-collateralization loan advance program.
•Funding agreements backed by medium-term notes
•Funding agreements backed by commercial paper

•Primarily blocks of business that have been acquired since 2004, including:
◦Various protection products, primarily whole life, universal life, variable universal life, and term life insurance products
◦Fixed, fixed index, and payout annuities

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

See “Key Operating Measures” under Part II, Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition for information regarding sales and account values of our annuity products.

Part I | Item 1. Business | Our Product Offerings by Segment
Variable Annuities

Our variable annuities offer our customers full participation in market returns through a broad selection of funds in a variety of investments, including equities and fixed income. Absent optional benefits, the value of a variable annuity is determined by the performance of the customer-selected investment in a range of asset classes. Optional benefits, on which we assume risk, offer customers guaranteed minimum protection based on their eligible contributions, adjusted for withdrawals, and are designed to protect against market volatility and investment performance risk. The principal features of our variable annuity optional guaranteed benefits are:

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
(1) At December 31, 2025, GMAB represented a de minimis portion of account value.

As of December 31, 2025 and 2024, the percentage of our total variable annuity account value represented by those optional guaranteed benefits was as follows:

	2025	2024
GMWB for Life	72%	73%
GMWB	3%	3%
Enhanced GMDB	10%	11%

We reinsure the risks associated with our optional benefits through Brooke Life Reinsurance Company (“Brooke Re”), a Michigan captive insurance company and our wholly-owned subsidiary. See Part II, Item 7 – Management’s Discussion and Analysis of Financial Position and Results of Operations -Executive Summary for more information.

The investment freedom and optional guaranteed benefits valued by our customers and distribution partners have remained generally consistent over our history. As a result, we have strong brand recognition with distributors and advisors, as demonstrated by the +46 Net Promoter Score (“NPS”) for our annuities, compared to an industry average NPS of +37, based on advisor surveys conducted by Market Metrics in 2025.

JNAM is a wholly-owned registered investment advisor that provides investment advisory, fund accounting and administration services to the funds offered within our variable annuities. JNAM selects, monitors and actively manages the investment advisors that manage the funds we offer within our variable annuities. JNAM also directly manages asset allocation for funds of funds offered within our variable annuities. As of December 31, 2025, JNAM managed $257.3 billion of assets.

Jackson National Life is part of the AllianceBernstein L.P. platform of insurers that provide guaranteed income in its Lifetime Income Strategy retirement solution for defined contribution plans. Lifetime Income Strategy is offered to serve as a qualified default investment alternative. Similar to the GMWB options offered on our variable annuities, Lifetime Income Strategy is designed with a flexible guaranteed income option to offer plan participants control of their account, full access to their money, and guaranteed income in retirement. For the years ended December 31, 2025 and 2024, we had defined contribution products sales of $212 million and $189 million through the platform, respectively.

Part I | Item 1. Business | Our Product Offerings by Segment
RILA

The RILA market has been the fastest growing category in the annuity market over the last five years, growing at a compound annual growth rate of 27% from 2021 through 2025. In 2021, we successfully launched our commission and advisory-based suite of RILAs, which we continue to enhance to meet customer needs. Our RILA suite offers our customers access to market returns through market index-linked investment options, subject to a cap, and offers a variety of guarantees designed to modify or limit losses. Specifically, our RILA suite offers a number of options for a customizable product, including several combinations of crediting strategies, index options, term lengths, and levels of downside protection in the form of "floors" or "buffers." Downside protection beyond a specified percentage loss is provided through a “floor,” which establishes the maximum percentage loss in the selected market index-linked investment option that a customer will experience in a down market. Any loss in excess of the floor is insured and borne by us. Partial downside protection is provided through a “buffer,” which establishes an initial range of loss in the market index-linked investment option selected (e.g., the first 20% of loss) that we will insure and bear. Any loss that exceeds the buffer will result in a loss of account value and be experienced by the customer. Our RILA generally includes a guaranteed minimum payment to beneficiaries upon death as well as an optional guaranteed minimum payments for life benefit. We believe the RILA market presents us with a compelling growth opportunity in our traditional channels with the potential to earn attractive risk-adjusted returns.

Fixed Annuities

Our fixed annuities offer a guaranteed minimum crediting rate that is typically higher than the interest rates offered by bank savings accounts or money market funds. In addition to our traditional fixed annuities, we currently market multi-year guaranteed annuities with three different guaranteed crediting rate periods. Our fixed annuities do not offer guaranteed minimum payments for life benefits but can be annuitized or converted into a series of income payments that offer such benefits, such as payout annuities.

Fixed Index Annuities

Our fixed index annuities offer a guaranteed minimum crediting rate that may be lower than a traditional fixed annuity and allow the customer discretion in the allocation of assets to either fixed accounts (which offer a fixed interest rate that is similar to our fixed annuities regardless of market performance) or to indexed funds with the potential for additional growth based on the performance of a reference market index (generally, the S&P 500 or MSCI Europe, Australasia, and Far East index), subject to a cap. Our fixed index annuities also offer both embedded and optional guaranteed minimum payments for the customer's lifetime.

We reinsure certain of our fixed and fixed index annuities through Hickory Brooke Reinsurance Company (“Hickory Re”), a Michigan captive insurance company and our wholly-owned subsidiary. See Part II, Item 7 – Management’s Discussion and Analysis of Financial Position and Results of Operations -Executive Summary for more information.

Institutional Products

Our institutional products provide us with an additional source of investment spread-based income, and generally guarantee our customers the payment of principal and interest at a fixed or floating rate over a set term. This investment spread-based income is the difference between the rate of return we earn on the deposit and the interest payable to the customers that purchase these products. We typically issue institutional products on an opportunistic basis depending on both the risk-adjusted return on investment opportunities available and the prevailing cost of funding required by customers that purchase our institutional products. For the year ended December 31, 2025, we had institutional product sales of $3.5 billion. As of December 31, 2025, we had institutional product account value of $11.0 billion.

Part I | Item 1. Business | Our Product Offerings by Segment
Closed Life and Annuity Blocks

We historically offered traditional and interest-sensitive life insurance products but discontinued new sales of life insurance products in 2012, as we believe opportunistically acquiring mature blocks of life insurance policies is a more efficient means of diversifying our in-force business than selling new life insurance products. As of December 31, 2025, we had more than 1.3 million policies in-force. At December 31, 2025, our Closed Life and Annuity Blocks segment had $20.1 billion of total reserves.

Corporate and Other

Corporate and Other includes the operations of PPMH and its subsidiary, PPM, unallocated corporate income and expenses, and certain eliminations and consolidation adjustments.

PPM manages the majority of our general account investment portfolio. Our investment and asset allocation guidelines are designed to provide us with a competitive rate of return on invested assets, support the profitable growth of our business, and support our goal of maintaining appropriate capitalization from both a regulatory and ratings perspective. PPM also provides investment management services to third parties across markets, including public fixed income, private equity, private debt and commercial real estate. As of December 31, 2025, PPM managed approximately $93.7 billion of assets.

Distribution and Operations

Distribution Channels

As of December 31, 2025, our retail annuities are distributed through:
•approximately 500 broker-dealer distribution partners and more than 121,000 appointed advisors across the three traditional broker-dealer channels including independent broker-dealers; banks and other financial institutions, and wirehouses and regional broker-dealers; and
•more than 2,100 registered investment advisory firms ("RIAs") who have a Jackson RIA agreement. The RIAs can access Jackson advisory solutions through an outsourced insurance desk including Jackson's RIA Support Desk. Collectively these firms have more than 28,000 investment advisory representatives ("IARs") without a broker-dealer registration.

In addition, Jackson National Life Distributors LLC ("JNLD") is a registered broker-dealer with the U.S. Securities and Exchange Commission (the "SEC"), pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is registered as a broker-dealer in all applicable states.

Our strong presence in multiple distribution channels helps position us as a leading provider of retirement savings and income solutions. According to LIMRA U.S. Individual Annuity Sales Industry report, for the nine months ended September 30, 2025, we accounted for 13.6% of all sales in the U.S. variable annuity market and ranked #2 in variable annuity sales. The industry-leading size of our wholesaling force propels our sales in the traditional variable annuity market to be more than double that of our closest competitor per ISS Market Intelligence's YTD third quarter 2025 Competitor Sales, Staffing and Productivity Benchmarking report. We are increasingly focused on growing sales through our Independent RIAs, Platforms & Agents ("IPA") channel. We facilitate the sale of annuities by RIAs by offering them use of an insurance support desk that satisfies insurance-related licensing and regulatory requirements. We believe there is a significant long-term opportunity to grow annuity sales through RIAs, who managed approximately $9.9 trillion in investor assets at the end of 2024, according to a report by Cerulli Associates.

We sell our institutional products through investment banks or other intermediaries to institutional and corporate investors, plan sponsors, and other eligible purchasers.

Part I | Item 1. Business | Distribution and Operations
Operating Platform

Our in-house policy administration platform gives us flexibility to administer multiple product types through a single platform. We have more than 2.4 million life and annuity policies and currently administer approximately 82% of our in-force policies on our in-house platform, eliminating the burdens, costs and inefficiencies that would be involved in maintaining multiple legacy administration systems. We also have scalable third-party administration arrangements. Our ability to utilize both in-house and third-party administrative platforms gives us flexibility to convert and administer acquired business efficiently. We believe our operating platform provides a competitive advantage by allowing us to grow efficiently and provide superior customer service. In 2025, Jackson received the Highest Customer Service — Financial Industry award from Service Quality Measurement Group, Inc. for the 14th straight year.

Underwriting and Product Design

Our key underwriting and product design practices include:

•Elite Access, our investment-only variable annuity that does not include GMWB, GMWB for Life or Enhanced GMDB benefits.
•RILA, with commission and advisory based suite of products.
•All our variable annuities, including our flagship variable annuity, Perspective II, may be purchased without any guaranteed living benefits.
•For those products that include optional guaranteed benefits, we focus on benefits that are easier to manage in terms of risk, such as GMWB for Life and GMDB.
•We no longer offer guaranteed living benefits that we believe offer us a lower risk-adjusted return, such as Guaranteed Minimum Income Benefits ("GMIBs"); instead, we utilize third-party reinsurance to mitigate the risks that we face relating to those previously offered benefits.
•We have designed substantially all of our products such that the guarantee fee charged to the customer is calculated based on the benefit base, rather than the account value that is affected by market fluctuations, which supports our hedging program by stabilizing the guarantee fees we earn.
•Less than 4% of our in-force variable annuity policies, based on account value as of December 31, 2025, were sold prior to the 2008 financial crisis, a period when many variable annuities sold by our competitors were uneconomically priced and offered difficult to manage guarantee features.

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

Hedging and Reinsurance

Our core dynamic hedging program seeks to offset impacts of equity market and interest rate movements on the economic liabilities associated with variable annuity guaranteed benefits and with annuities subject to index interest crediting (RILA and FIA), while our macro hedging program seeks to provide additional liquidity and statutory capital protection as needed. See Part II, Item 7 – Management’s Discussion and Analysis of Financial Position and Results of Operations -Executive Summary for more information.

We use third-party reinsurance to mitigate a portion of the risks we face, principally in certain of our in-force annuity and life insurance products with regard to longevity and mortality risks and with regard to the vast majority of our GMIB optional benefit features.

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

Despite the increasing competition, we believe that our core strengths position us well in the current competitive environment. See "Competition could adversely affect our market share and financial results" under Item 1A. Risk Factors— “Risks Related to the Distribution of Our Products.”

Risk Management

Enterprise Risk Management Framework

Our enterprise risk management framework (the “Framework”) defines our approach for identifying, assessing, managing, monitoring and reporting material risks to our business. The Framework is reviewed on an annual basis by the Company's management and Jackson Financial’s Board of Directors (the "Board of Directors" or the "Board") to ensure it meets stakeholders' expectations and remains in compliance with regulatory requirements. The Framework is designed to provide clear direction and embed risk management in day-to-day decision making and is organized around six core components, described below.

Enterprise Risk Management Framework - Core Components

Risk Governance & Culture

The Board oversees and approves the Framework and delegates risk oversight responsibilities to Board committees. We embed risk management in the business using a three lines model:

Risk Ownership and Management	Risk Oversight and Challenge	Independent Assurance
Our business function leaders have primary ownership of risk management relating to their area of expertise.
Our Risk team focuses on risk oversight and challenge, especially related to top financial, non-financial and business risks.

Our Compliance team oversees and ensures appropriate frameworks are in place to manage compliance and regulatory requirements.

Our Internal Audit team provides independent, objective, and risk-based assessment and reporting on the overall effectiveness of risk management, control, and governance processes across the organization. The Internal Audit team is directly overseen by our Board’s Audit Committee and operates pursuant to a charter that is reviewed and approved annually by that Committee.

Part I | Item 1. Business | Risk Management
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

Risk Identification, Assessment, Measurement and Management

We operate an enterprise-wide risk identification and risk and control self-assessment process to develop a holistic view of the material financial, non-financial and business risks we face and our control environment. We also monitor the external environment for emerging risks. See Item 1A. Risk Factors for a description of the risks we face.

Risk Monitoring, Reporting and Escalation

Risk monitoring and reporting processes facilitate risk-based decision making by management, and risk management oversight by management and Board committees. Risk escalation processes exist to ensure Risk Appetite or Risk Limit breaches and along with material non-financial risk events are escalated in a timely manner to executive management, management forums, boards, and board committees, as appropriate, in a timely manner.

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

Risk Management Strategies

Financial Risk

We employ various financial risk management strategies to limit losses and manage exposures to significant risks within established Risk Limits.

Part I | Item 1. Business | Risk Management

Market Risk Management	Our primary market risk exposure results from interest rate fluctuations, equity price movements and changes in credit spreads. [1]
Counterparty Risk Management
The inability of a banking, derivative or reinsurance counterparty to satisfy its obligations could expose us to material risk. A key component of our counterparty risk management strategy is collateralization of the value of contracts we hold with a given counterparty. Collateral requirements are specified contractually. In addition, we have placed formal limits on the amount of exposure we are willing to accept for a given counterparty, after consideration of collateral held both in the aggregate and by risk source (e.g., banking, derivatives, reinsurance); these limits vary based on the credit worthiness of the counterparty.

Asset-Liability Management
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

Hedging Program
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

Third-Party Reinsurance
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

Pricing and Reserving
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

1 See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further information regarding our market risk exposures, and how we manage these risks.

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

Part I | Item 1. Business | Risk Management
Governance

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
•our relationships with customers.

The following table sets forth the primary regulatory authority for each of our operating subsidiaries:

Operating Entity	Primary Regulator
Jackson National Life Insurance Company (domiciled in Michigan)	Subject to regulation and supervision by the Michigan Department of Insurance and Financial Services ("DIFS"), and by insurance regulatory authorities in other U.S. states in which Jackson is authorized to transact business; also, certain of the company’s separate accounts are registered pursuant to the Investment Company Act of 1940, as amended (the" IC Act"), and are subject to regulation and supervision by the SEC.
Jackson National Life Insurance Company of New York (domiciled in New York)	Subject to regulation and supervision by the New York Department of Financial Services ("NYS-DFS"); and certain of the company’s separate accounts are registered pursuant to the IC Act and are subject to regulation and supervision by the SEC.
Brooke Life Insurance Company (domiciled in Michigan)	Subject to regulation and supervision by DIFS
Brooke Life Reinsurance Company (domiciled in Michigan)	Subject to regulation and supervision by DIFS
Hickory Brooke Reinsurance Company (domiciled in Michigan)	Subject to regulation and supervision by DIFS
Jackson National Asset Management LLC	SEC-registered investment adviser
PPM America, Inc.	SEC-registered investment adviser
Jackson National Life Distributors LLC	SEC-registered broker-dealer, a Financial Industry Regulatory Authority ("FINRA") member firm, and also regulated by state securities administrators.

Part I | Item 1. Business | Regulation
These laws and regulations affect, among other things, how we conduct business, our permitted investments and financial condition, marketing and investment disclosures, cybersecurity and privacy requirements, and applicable accounting standards. Further, they are complex, subject to change, and administered and enforced by multiple governmental authorities. The authorities include state insurance regulators, state securities administrators, the SEC, FINRA, the U.S. Department of Labor (the “DOL”), the U.S. Department of Justice (the "DOJ"), and state attorneys general. Generally, these laws and regulations are designed to protect or benefit the interests of a specific constituency, such as, for example, state insurance laws and regulations that are generally intended to protect or benefit purchasers or users of insurance products.

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

As part of their regulatory oversight process, state insurance departments conduct periodic examinations, generally once every three to five years, of the books, records, accounts and business practices of insurers domiciled in their states. Examinations are sometimes carried out in cooperation with other states' insurance regulators under guidelines promulgated by the NAIC. State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general also, from time to time, make inquiries and conduct examinations or investigations regarding our compliance with among other things, insurance laws and securities laws. The most recent completed DIFS and NYS-DFS examinations of Jackson and Jackson National Life Insurance Company of New York ("Jackson NY"), respectively, concluded in 2023 with no material findings.

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

Part I | Item 1. Business | Regulation
Annuity Suitability Regulation

On February 13, 2020, the NAIC approved revisions to the Suitability in Annuity Transactions Model Regulation (the “Annuity Suitability Model Regulation”). The revised model imposes a “best interest” standard of conduct and includes a “safe harbor” for fiduciary advisors who recommend annuities. Under the safe harbor, as it applies to the “care” elements of the Annuity Suitability Model Regulation, investment advisors offering annuities need only comply with the Investment Advisers Act of 1940, as amended (the “IA Act”). The regulation has been broadly adopted by state insurance regulators. NYS-DFS' amended insurance regulation (Regulation 187, "Suitability and Best Interest in Life Insurance and Annuity Transactions") incorporates the “best interest” standard for the sale of annuities and expands the application of this standard beyond annuity transactions to include sales of life insurance policies to consumers.

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

Regulation of Investments

We are subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment-grade fixed income securities, equity real estate, mortgages, other equity investments, foreign investments and derivatives. Failure to comply with these requirements would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in most instances, would require divestiture of the non-qualifying investments. We believe that our investments complied with these requirements at December 31, 2025.

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

Part I | Item 1. Business | Regulation

As of December 31, 2025, Jackson's and Jackson NY’s total adjusted capital and RBC levels substantially exceeded the standards of their respective states of domicile and the NAIC.

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

Regulators around the world, including U.S. banking regulators and the CFTC, have implemented margin requirements for uncleared derivatives generally in accordance with the recommendations of the Basel Committee on Bank Supervision and International Organization of Securities Commissions. These margin requirements require us to exchange variation margin (comprised of specified liquid instruments and subject to required haircuts) when entering into uncleared swaps and security-based swaps with regulated entities.

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

Part I | Item 1. Business | Regulation
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

The Dodd-Frank Act also authorizes the Federal Insurance Office ("FIO") to assist the Secretary of the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the U.S. and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. The FIO is further charged with determining, in accordance with the procedures and standards established under the Dodd-Frank Act, whether state laws are preempted by a covered agreement. There are covered agreements (the “Covered Agreements”) between the U.S. and the European Union and the U.S. and the United Kingdom. On June 25, 2019, the NAIC adopted amendments to the Credit for Reinsurance Model Law and Model Regulation to conform to the requirements of the Covered Agreements. This regulation has been broadly adopted.

SEC’s Regulation Best Interest

Regulation Best Interest, which became effective on June 30, 2020, establishes a best interest standard of conduct for broker-dealers and their representatives when they make recommendations to retail investors. It enhances the duties and disclosure requirements that apply to our broker-dealer and investment adviser subsidiaries when they provide recommendations and investment advice to retail investors, as well as our representatives that provide such services. The reforms increase the regulatory burden on broker-dealers selling our products, but also provide a more consistent regulatory standard that could provide benefits to the overall insurance and investment market. Also, FINRA adopted rules to align to Regulation Best Interest and is enforcing both the SEC regulations and its own rules relating to recommendations of investments to retail consumers.

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

On April 25, 2024, the DOL revised the definition of “fiduciary” and related Prohibited Transaction Exemptions ("PTE") (the “2024 Fiduciary Advice Rule”), redefining what constitutes fiduciary “investment advice” to ERISA plans and IRAs. The rule again extends fiduciary status to one-time rollover recommendations and broadens the circumstances under which financial institutions and financial professionals, including insurance companies, could be considered fiduciaries under ERISA or the Federal income tax code, despite the recent U.S. District Court decision. The rule changes the applicability of PTE 84-24 specific to insurance commissions for annuity recommendations by narrowing it to independent insurance agents recommending non-securities products. The proposed changes to PTE 84-24 also impose certain supervisory obligations on insurance carriers that are similar to obligations already covered under the NAIC Suitability in Annuity Transactions Model Regulation. The 2024 Fiduciary Advice Rule is currently being challenged in two separate litigation matters. In these cases, it does not appear that the Government will ultimately oppose the relief sought by the plaintiffs, making it likely that the 2024 Fiduciary Advice rule will be permanently vacated.

Part I | Item 1. Business | Regulation
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

Artificial Intelligence Regulations

Artificial Intelligence (“AI”) has become a focus area for state and federal regulators. In December of 2023, the NAIC adopted the Model Bulletin: Use of Artificial Intelligence Systems by Insurers (“Model AI Bulletin”). The Model AI Bulletin provides guidance to state regulators and calls on insurers to implement specific controls, emphasizing responsible AI use and adherence to certain laws on unfair discrimination and trade practices, along with governance and claims practices. A majority of states have adopted the Model AI Bulletin.

Additionally, Colorado has enacted laws and regulations for insurers related to unfair discrimination, bias testing, and governance practices in the use of AI. New York has also published guidance for insurers on these topics as well.

The U.S. Equal Employment Opportunity Commission (the "EEOC") issued several guidance documents, including joint guidance with the DOJ, in an effort to ensure that existing and developing AI technologies are used fairly and consistently with federal equal employment opportunity laws. They have cautioned that while AI and other technology may offer benefits, the use of such technologies in making employment decisions can potentially result in inadvertent violations of anti-discrimination laws. The EEOC’s guidance follows its agency-wide initiative, launched in 2021, to ensure that the use of software, including AI, machine learning, and other emerging technologies used in hiring and other employment decisions comply with the federal civil rights laws that the EEOC enforces.

Cybersecurity Regulations

Cybersecurity is subject to increased scrutiny by insurance regulators.

•Federal. Federal law and regulation require financial institutions to protect the security and confidentiality of customer information, and to notify customers about their policies and practices relating to their collection, disclosure and securing the confidentiality of customer information. Federal and state laws also regulate disclosures of customer information. On July 26, 2023, the SEC expanded its public company disclosure rules to enhance and standardize disclosures related to cybersecurity. See Part I, Item 1C. Cybersecurity.

On May 15, 2024, the SEC adopted amendments to Regulation S-P, governing how certain financial institutions handle nonpublic personal information. The amendments require covered institutions, such as broker-dealers, investment companies, registered investment advisers, and transfer agents, to develop an incident response program that requires, among other things, procedures to timely notify affected individuals whose sensitive personal information was, or is reasonably likely to have been, accessed or used without authorization. These amendments became effective for larger entities on December 3, 2025.

•New York. In 2017, the NYS-DFS adopted cybersecurity regulation, requiring covered businesses in New York to have a comprehensive cybersecurity program that aligns to the National Institute of Standards and Technology Cybersecurity Framework and requiring policies and procedures in several specific areas including, personnel, training, access privileges, penetration testing, vulnerability management, encryption, multifactor authentication, application security, data minimization, incident response planning, and notification and vendor management. The NYS-DFS has pursued enforcement actions and penalties for violations demonstrating the significant risk of noncompliance. On November 1, 2023, the NYS-DFS further amended its cybersecurity regulation to include requirements relating to risk assessments, cybersecurity policies, penetration testing, monitoring, and certain audit requirements that are now fully effective.

Part I | Item 1. Business | Regulation
•California. The California Consumer Privacy Act of 2018 (the “CCPA”) grants all California residents the right to know what information a business has collected from them and the sourcing and sharing of that information, as well as additional consumer rights, such as deletion of their personal information collected (with some exceptions). The CCPA’s definition of “personal information” is more expansive than those found in other privacy laws applicable to us in the U.S. Failure to comply with the CCPA could result in regulatory fines, and the law grants a private right of action for any unauthorized disclosure of personal information as a result of failure to maintain reasonable security procedures. The California Privacy Rights Act (the “CPRA”), effective January 1, 2023, imposes additional obligations on companies that collect California residents’ personal information, including providing a right to correct personal information, additional protections for certain uses of sensitive personal information, and certain limitations on data use and data sharing that does not involve a sale. The CPRA also created a new California Privacy Protection Agency (the “CPPA”), which is charged with enforcing the CCPA as amended by the CPRA.

The CPPA promulgated regulations pursuant to the CCPA on March 29, 2023, establishing rules, procedures, and guidance for businesses to comply with the CCPA. On September 23, 2025, the CPPA promulgated additional regulations covering requirements for cybersecurity audits, risk assessments, automated decision-making technology (“ADMT”), insurance companies, and updates to the existing CCPA regulations. These regulations will become effective over a phased period of time with cybersecurity audits taking effect for Jackson on April 1, 2028, risk assessments as of January 1, 2026, and ADMT requirements beginning January 1, 2027.

•NAIC. The NAIC has adopted the Insurance Data Security Model Law establishing standards for data security, investigation, and notification of a breach of data security for insurance companies. A majority of states have adopted the model law. Importantly, the drafters of the Data Security Model Law intend that a licensee’s compliance with the NYS-DFS Cybersecurity Regulation will constitute compliance with the Data Security Model Law. We have taken the necessary steps to comply with this regulation.

On October 21, 2019, the NAIC formed a Privacy Protections (H) Working Group (“PPWG”) to review state insurance privacy protections regarding the collection, use and disclosure of information gathered in connection with insurance transactions. On August 5, 2024, the PPWG Chairman released draft amendments to NAIC Model Law #672 (Privacy of Consumer Financial and Health Information Regulation). After the initial draft exposure, the PPWG has released several draft exposures for public comment. The PPWG does not have a firm timeline for releasing additional sections of the revised model law for public comment but received an extension to continue work into 2026. The PPWG has indicated it intends to complete work on the revised regulation by the 2026 Summer National Meeting. Privacy protection has gained attention in state legislatures nationwide. There are now nineteen states with comprehensive privacy laws and multiple additional states with active bills. With the exception of California, these laws generally do not apply, or have limited applicability, to Jackson National Life and other financial institutions subject to the Gramm-Leach-Bliley Act.

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

Part I | Item 1. Business | Regulation
These laws and regulations may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.

Restrictions on Paying Dividends

As a holding company with no significant business operations of our own, we depend on dividends from our subsidiaries to meet our obligations. State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile. For example, under the Michigan Insurance Code of 1956, as amended, DIFS must approve insurance companies' requests to pay a dividend or distribution out of earned surplus. The insurance statutes of New York permit payment of ordinary dividends without regulatory approval if they meet one of two standards: (i) a domestic stock life insurer may pay an ordinary dividend out of earned surplus or (ii) an insurer may pay an ordinary dividend out of other than earned surplus if such insurer does not have sufficient positive earned surplus to pay an ordinary dividend. However, dividends in excess of prescribed limits, based on prior year’s earnings and surplus of the insurance company, are considered extraordinary transactions and require explicit approval from the applicable regulator. See Item 1A. Risk Factors – “Risks Related to Ratings, Liquidity and Capital Management -- As a holding company, Jackson Financial depends on the ability of its subsidiaries to pay dividends and make other distributions to meet its obligations and liquidity needs.”

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

Broker-Dealer Regulation

Jackson National Life Distributors LLC ("JNLD") is registered as a broker-dealer with the SEC and is registered as a broker-dealer in all applicable states. JNLD is also a member of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. The SEC and FINRA also regulate the sales practices of broker-dealers. In recent years, both the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities and variable life insurance. In addition, broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to broker-dealers.

Investment Adviser Regulation

Jackson National Asset Management LLC ("JNAM") is registered with the SEC as an investment adviser pursuant to the IA Act. The investment companies (mutual funds) for which JNAM serves as an investment adviser are subject to SEC registration and regulation pursuant to the Securities Act, and the IC Act. The mutual funds advised by JNAM comprise the investment options within the variable products offered by Jackson National Life. In addition, each variable annuity and variable life product is subject to SEC registration and regulation.

Part I | Item 1. Business | Regulation
PPM America, Inc. ("PPM") is registered with the SEC as an investment adviser under the IA Act. PPM serves as the investment adviser to Jackson National Life and as the primary U.S. institutional investment adviser for certain other affiliated insurance company accounts as well as Jackson Financial. PPM also acts as a sub-adviser to certain U.S. mutual funds for which JNAM serves as investment adviser. In addition, PPM serves as an investment adviser and sub-adviser to certain former affiliates and other institutional clients primarily for U.S. focused portfolios. PPM has established a distribution function to further extend its investment advisory capabilities to the institutional marketplace with separate account and institutional product offerings. The U.S. mutual funds for which PPM serves as sub-adviser are subject to U.S. federal regulation, and similar vehicles organized outside of the U.S. are also subject to regulation under applicable local law.

The business of our investment adviser subsidiaries will be impacted by SEC regulatory initiatives with respect to the investment management business. In addition to rules discussed elsewhere, the SEC has adopted rules that include (i) new monthly and annual reporting requirements for certain U.S. registered funds; (ii) enhanced reporting regimes for investment advisers; (iii) implementing liquidity risk management programs for exchange-traded funds and open-end funds, other than money market funds; (iv) reforms relating to money market funds that require institutional and prime money market funds to use a floating net asset value ("NAV"), and permit money market funds to impose liquidity fees and redemption gates; (v) significant amendments to rules regarding advertisements by investment advisers; and (vi) significant changes to the regulations applicable to the use of derivatives by U.S. registered funds. These increased regulatory and compliance burdens could be costly and may impede the growth of our investment adviser subsidiaries.

Commodities Regulation

Jackson National Asset Management LLC ("JNAM") is registered as a “commodity pool operator” with the National Futures Association (the “NFA”) pursuant to the CFTC regulations and acts as a commodity pool operator with respect to the operation of certain of the mutual funds. The CFTC is a federal agency whose responsibilities include the regulation of commodity interests and enforcement of the Commodity Exchange Act of 1974. The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. JNAM and the mutual funds have incurred additional regulatory compliance and reporting expenses as a result, which could reduce investment returns or harm the mutual fund’s ability to implement its investment strategy.

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

Sustainability

We are committed to doing our part to help create a more sustainable future for us all. To that end, we take thoughtful steps to consume energy more efficiently. In its fourth year, the on-site solar farm at our home office in Lansing, Michigan continues to generate renewable energy, thereby reducing our need for external power generation.

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

Part I | Item 1. Business | Corporate Responsibility
Strong Governance and Business Practices

We are committed to governance policies and practices that serve the interest of the Company and its stakeholders, starting with only independent directors serving on all Board committees. JFI's Board seeks directors with a broad range of professional attributes, skills, and experience who support our commitment to our corporate values and long-term value creation. Jackson also has a risk management framework embedded across the Company, supporting the effectiveness of risk management and the control environment including independent Board oversight of corporate responsibility risks. Our Company has an ownership culture that focuses on providing exceptional value to advisors, policyholders, and shareholders. While our primary focus is to achieve sustainable, competitive returns for our shareholders, our internal portfolio management team at PPM considers the broader impact of its investment decisions to strong governance and business practices. Our internal asset management team at JNAM oversees external managers on our variable annuity platform and performs a robust due diligence process that includes consideration of the impact of a broad array of governance factors.

Human Capital Resources

Our strength lies in the people we employ and values-based culture we foster. We offer significant career opportunities, competitive merit-based compensation, world-class facilities, and the ability to work for a purpose-driven organization. Our Company's four corporate values — Respect, Empower, Create, and Execute — guide our associate practices and decisions.

We had approximately 3,890 associates as of December 31, 2025, comprised of approximately 3,090 full-time associates and approximately 800 part-time associates, including our Strategic Support Program associates (a flexible, cost-efficient, part-time workforce that provides just-in-time scale). Each of our associates play an important role in delivering on our brand promise of clarity for a more confident future. We make it our priority to offer opportunities for personal growth, talent development, and rewarding career paths for all Jackson team members. We believe our collaborative culture is one of our greatest strengths and is a significant factor in our ability to continue to be an industry leader.

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

In 2025, we launched our Skills Marketplace, an internal talent warehouse that provides insight into skills that exist internally for open roles and future needs, allowing us to source, develop, and deploy talent where we need it. The Skills Marketplace allows associates the ability to document, track, and assess their unique skills to personalize and enhance their career development and opportunities for growth. Associates can explore and select training based on the skills they want to develop to drive their career aspirations.

Our strategic approach to workforce enablement focuses on ways to attract and retain highly talented people and cultivates an environment where our associates are encouraged to bring their best selves to work every day. We recognize our associates’ backgrounds and unique experiences through our voluntary, associate-led Business Resource Associate Groups (“BRAGs”). Supported by executive leadership and aligned with our mission and core values, our BRAGs provide opportunities to empower all associates to share their unique experiences with each other.

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

Part I | Item 1. Business | Human Capital Resources
A cross-functional team redesigned Jackson’s onboarding program to deliver a more inclusive and engaging experience from offer acceptance through a new associate’s first month. Key enhancements include a dedicated technology team, a balanced mix of classroom learning, team integration, and Jackson knowledge sessions, and the expansion of our Welcome Ambassador program to provide every new hire with a dedicated Ambassador beginning on day one. Through these efforts, Jackson continues to invest in an onboarding experience that reflects our values, fosters belonging and sets the foundation for long-term engagement and success.

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

Associate Health and Well-Being

We believe it is important to support our associates and are committed to providing a safe and healthy workplace. These efforts cultivate a supportive and well-balanced corporate culture and help define the future of our success. Our "Living Life Well" program helps ensure that Jackson associates are provided supportive health, safety and financial wellness resources both at work and at home. These efforts cultivate a supportive and well-balanced corporate culture and help define our future success.

The health and safety of our associates is a top priority. Our ergonomics program supports associate wellness by promoting evidence-based ergonomic principles for associates working remotely or at our offices. At the office, associates also have access to a complete training system and highly qualified team of experts to help associates achieve their personal fitness, nutritional and lifestyle goals. We currently operate 24 Occupational, Safety and Health Administration ("OSHA") related programs, including our standard air and water quality programs, in a comprehensive corporate health and safety effort to meet OSHA and American National Standards Institute Z10-02019 standards.

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

We use the investor relations page of our website, investors.jackson.com, as a primary channel for dissemination of important information, including news releases, analyst presentations, financial information, insider beneficial owner reports, and corporate governance information. We may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts. We and certain of our senior executives may also use social media channels to communicate with our investors and the public about our Company and other matters, and those communications could be deemed to be material information. None of the content of Jackson’s website, jackson.com, the content of our social media channels or the content of our executives’ social media channels is incorporated by reference into this Form 10-K or in any other report or document filed with the SEC, and any references to Jackson’s website are intended to be inactive textual references only.

Part I | Item 1. Business | Information about our Executive Officers

Information about our Executive Officers

Below are the executive officers of Jackson Financial Inc. as of February 25, 20261, 2. Each executive officer serves until his or her successor has been elected or appointed or until his or her earlier death, resignation or removal.

Name	Age	Positions and Offices Held and Principal Occupation
Craig A. Anderson	59	Senior Vice President and Controller of Jackson Financial Inc., a position held since June 2024. As Senior Vice President and Controller, Mr. Anderson oversees Financial Operations, Financial Reporting, and Investment Accounting. From September 2021 to June 2024, Mr. Anderson served as Vice President, Controller of Jackson National Life Insurance Company, a wholly-owned, indirect subsidiary of Jackson Financial Inc. Prior to joining Jackson, from February 2017 through September 2021, Mr. Anderson served as Senior Vice President, Life Controller, Life & Retirement Controller at American International Group Inc.'s (AIG) Life and Retirement business (now Corebridge Financial). Mr. Anderson is a Certified Public Accountant.
Savvas (Steve) P. Binioris	53	Executive Vice President and Chief Risk Officer of Jackson Financial Inc., a position held since April 14, 2025. Previously, Mr. Binioris served as the Company's Senior Vice President and Chief Actuary beginning February 2020. Prior to coming to Jackson, Mr. Binioris held positions with Sun Life Financial and London Life. Mr. Binioris is a Fellow in the Society of Actuaries, a member of the American Academy of Actuaries, and is a designated Chartered Financial Analyst.
Carrie L. Chelko	52	Executive Vice President and General Counsel of Jackson Financial Inc., a position held since September 2021. As Executive Vice President and General Counsel, Ms. Chelko oversees Legal, Compliance, Enterprise Marketing and Communications, Shared Services & Operations (Legal), and Government Relations. From September 13, 2021 to August 2022, Ms. Chelko also served as Corporate Secretary of Jackson Financial Inc. From August 30, 2021 to September 13, 2021, Ms. Chelko was Executive Vice President of Jackson Financial Inc. Prior to joining Jackson, from April 2020 through August 2021, Ms. Chelko was Senior Vice President and Chief Compliance Officer of Fidelity Investments, Personal Investing.
Don W. Cummings	62	Executive Vice President and Chief Financial Officer of Jackson Financial Inc., a position held since June 2024. Previously Mr. Cummings served as the Company’s Senior Vice President, Controller and Chief Accounting Officer beginning December 2020. Previously, Mr. Cummings served as interim Chief Financial Officer at Fortitude Reinsurance Company Ltd. and Global Corporate Controller at American International Group, Inc.
Laura L. Prieskorn	58	Chief Executive Officer and President of Jackson Financial Inc., a position held since February 2021. Since February 2021, Ms. Prieskorn also is a member of Jackson Financial's Board of Directors. Ms. Prieskorn has been with Jackson National Life Insurance Company for more than 30 years, serving in roles of increasing responsibilities. Ms. Prieskorn's prior management positions include Chief Operating Officer from April 2019 through February 2021.
Christopher A. Raub	55	Executive Vice President of Jackson Financial Inc. and President of Jackson National Life Insurance Company, a position held since April 14, 2025. Prior to that appointment, from April 2023 through April 2025, Mr. Raub served as Executive Vice President and Chief Risk Officer of Jackson Financial Inc. Between April 2019 to April 2023, Mr. Raub held various roles at PPM America, Inc., an indirect subsidiary of JFI, including Senior Managing Director of Insurance.

Part I | Item 1. Business | Information about our Executive Officers
1 Scott E. Romine, age 60, ceased employment as of August 5, 2025. Mr. Romine served as Executive Vice President of Jackson National Life Insurance Company, since September 2022, and President and Chief Executive Officer of Jackson National Life Distributors LLC, a position held since December 2021.

2 On December 31, 2025, Craig D. Smith, age 58, retired as Executive Vice President of Jackson National Life Insurance Company, a role assumed in September 2022, and President and Chief Executive Officer of PPM America, Inc., a position held since January 2021.

Part I | Item 1A. Risk Factors

Item 1A. Risk Factors

You should carefully consider the risk factors below, in addition to the other information in this Form 10-K, when evaluating our Company. These risk factors are important to understanding this Form 10-K and other reports we file with the SEC, as well as understanding our business. The risks described below are not the only ones we face. We also more generally face risks faced by companies engaged in financial services, insurance and other businesses, including the effects of disasters, catastrophes, terrorist acts, epidemics and pandemics on us, our vendors and third parties; adverse outcomes from internal and external vendor operational risks; our ability to recruit, motivate and retain qualified and experienced employees in a market competing for key associates, senior managers and executive officers; and, our ability to meet customer, investor and regulator expectations with respect to corporate responsibility and governance.

The occurrence of one or more of these risks, or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause a material adverse effect on “our business” – meaning, when that phrase or a similar phrase is used in the descriptions below, a material adverse effect on one or more of “our business, financial condition, liquidity, results of operations and cash flows.” In any such case, the trading price of our common stock could decline. In addition, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them could, in turn, cause the emergence or exacerbate the effect of others.

This Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described in this Part 1A. See, also, “Forward-Looking Statements – Cautionary Language” in Part I. Business.

Risks Related to Conditions in Global Financial Markets and the Economy

General conditions in the global financial markets and the economy could have a material adverse effect on our business.

Volatility in global financial markets and general economic downturns could have a material adverse impact on us. Factors including the availability and cost of credit, economic policy and other U.S. government actions, Federal Reserve actions, prolonged periods of high interest rates and/or high inflation, supply chain issues, pandemics and related government responses, geopolitical conflicts (e.g., the Ukraine-Russia and Israel-Palestine conflicts), international trade disputes, and government shutdowns may contribute to increased volatility in global financial markets. These factors could impact businesses and consumer confidence and cause economic uncertainty, with a consequent slowdown in economic activity potentially impacting global financial markets, investment returns, and liquidity.

Those events and conditions could also have an adverse effect on the availability and cost of reinsurance protections and could affect the availability, cost and effectiveness of hedging instruments resulting in a material adverse impact on our profitability.

The economic environment may have an adverse effect on our business by decreasing the profitability of our existing business due to unexpected policyholder behavior. For example, in an economic downturn our customers may choose to utilize guaranteed benefits differently than we have assumed, such as taking partial withdrawals more regularly or closing their accounts at a lower rate than we expect, which could increase guaranteed benefits payable. Conversely, in a strong equity environment, more customers might close their annuity accounts than we expect, which could lead to the loss of expected fee or spread income. Unexpected policyholder behavior could have a material adverse effect on our business, financial well-being and financial performance.

Part I | Item 1A. Risk Factors
Equity market movements could lead to financial loss related to: (i) when the market declines, higher payments on guaranteed benefits offered in our products, lower fee-based income, and losses from equity-related investments; (ii) when the market increases, higher costs on equity-linked interest credits offered in our products; and (iii) when the market is volatile, our hedging being less effective than we expect.

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
High interest rates expose us to disintermediation risk. Higher rates may make current product offerings more attractive than what existing policyholders have purchased, while simultaneously reducing the market value of assets backing our liabilities. This creates an incentive for our policyholders to lapse their products in an environment where selling assets could cause realized losses or where we expect their variable annuity guarantees to be profitable. In addition, higher interest rates may contribute to lower separate account balances on variable annuity policies, which include interest rate sensitive funds, and lower income from fees that are proportional to the separate account balances.

Our derivative-based hedging program is used to mitigate financial loss related to the interest rate risk associated with guaranteed benefits and registered index-linked annuity account values. The hedging program could be less effective in mitigating risk during periods of high interest rate volatility, which could have a negative impact on our financial performance.

The level of interest rates also affects the cost of our equity hedges. Lower interest rates generally increase the cost of hedging the guaranteed benefits associated with variable annuities. Higher interest rates generally increase the cost of hedging the equity-linked interest crediting associated with registered index-linked annuities.

Part I | Item 1A. Risk Factors
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

Our former parent, Prudential plc, and its affiliates are significant clients of PPM, representing $29.8 billion or 32% of PPM’s total assets under management. PPM’s investment management agreements with its customers, including Prudential and its affiliates, are terminable at any time or on short notice by either party. Prudential and its affiliates are under no obligation to maintain any level of assets under management with PPM. If they were to terminate their investment management agreements, it could cause material disruption in the operations and investment advisory capabilities of PPM, which could have a material adverse effect on our business.

Disruptions or volatility in financial market conditions could limit our ability to buy or sell investments and derivative instruments or negatively impact our liquidity.

We rely on access to efficiently functioning financial markets for the trading of fixed income or equity investments and derivatives to acquire, rebalance or liquidate investment positions. Disruptions in the financial markets that limit our ability to execute these transactions could have a material impact on returns from our investment portfolio, the effectiveness of our hedging program, and our variable annuity customers’ ability to invest in or sell separate account funds. Disruptions in financial markets could have a material adverse effect on our business, financial well-being and financial performance.

We require a significant amount of liquidity to support our hedging program, satisfy variation margin requirements on hedging positions, and cover the initial cost of certain derivatives, such as equity and interest rate options. Volatile market environments have the potential to increase hedging-related liquidity requirements, as the amount of cash we need to pay out in variation margin each day is directly related to the magnitude of equity market and interest rate movements and the size of our current positions in those instruments. Additionally, as our over-the-counter bilateral hedging transactions become subject to initial margin requirements, we would need assets of sufficient quality to satisfy those requirements. Without sufficient liquidity, we could be required to curtail or limit our operations and our hedging program, which could have a material adverse effect on our business.

Volatility in credit spreads, or ratings downgrades, defaults, or impairments in our general or separate account assets, could negatively impact earnings and statutory capital.

Credit spread volatility

Tightening credit spreads would reduce the investment yields available on new asset purchases in our general account, impacting our investment income. Widening of the credit spreads on assets held in the general account could lead to lower market value of assets, or higher levels of other than temporary impairments or defaults, any of which would reduce regulatory capital. We may also experience lower fee-based income as a result of higher credit spreads that reduce variable annuity sub-account values invested in assets exposed to credit risk.

Asset ratings downgrades, defaults, or impairments

Credit rating downgrades of the issuers of debt instruments held in our general account would require us to hold more capital in support of these investments and reduce our statutory risk-based capital ratio (“RBC”), which is a key measure considered when regulators evaluate, among other things, an insurance company’s ability to make dividend distributions. Defaults or valuation impairments on debt securities and commercial mortgages held in our general account could result in investment losses and reduce earnings and capital.

We may also experience lower fee-based income as a result of defaults or impairments that reduce variable annuity sub-account values invested in assets exposed to credit risk.

Part I | Item 1A. Risk Factors
Difficulties faced by other financial institutions could adversely affect us.

We have exposure to financial institutions in the form of unsecured bank accounts and debt instruments, unsecured money market and prime funds, and equity investments. Losses or impairments to the carrying value of these assets could cause a material adverse effect on our business.

Risks Related to Ratings, Liquidity and Capital Management

An actual or potential downgrade in our financial strength or issuer credit ratings could result in a loss of business and cause a material adverse effect on our business.

Financial strength ratings, which various rating agencies publish as measures of an insurance company’s ability to meet obligations to its customers, are important to maintaining stakeholder confidence and our ability to distribute and sell products. A downgrade in any of our ratings could directly or indirectly lead to negative impacts on:

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

Jackson Financial is a legal entity separate from its subsidiaries that conduct all of its operations. Dividends and other distributions from Jackson Financial’s subsidiaries, including payments on internal debt, are Jackson Financial’s principal sources of cash that fund payment of principal and interest on its outstanding indebtedness, corporate operating expenses, shareholder dividends, common stock repurchases and other obligations. The inability of its subsidiaries to pay dividends or provide other distributions could have a material adverse effect on its financial condition and cash flows and restrict its ability to pay dividends to its shareholders or repurchase common stock.

The ability of our insurance subsidiaries to pay dividends and make other distributions to JFI depends on the impact such distributions may have on their financial strength ratings, their ability to meet applicable regulatory standards, and their ability to receive regulatory approvals to make such remittances. See “Item 1. Business–Regulation–State Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions from our Insurance Company Subsidiaries.”

Failing to deliver on Jackson’s cash obligations, such as policyholder benefits and derivative margin requirements, could have a significant negative impact on its ability to continue to sell products and access derivative markets.

JFI and its subsidiaries have significant liquidity needs to support daily cash flows, including operating expenses, interest payments, derivative-based margin requirements and policyholder benefits and withdrawals. Jackson is exposed to liquidity risk primarily through its day-to-day business operations. Cash needs arise, in significant part, from the obligation to meet margin requirements resulting from certain daily-settled derivative positions and the obligation to pay policyholder claims. Failing to meet these cash obligations could result in negative reactions from rating agencies, investors and analysts, shareholders, customers and distributors, which could, in turn, lead to a decline in credit and financial strength ratings, share price and investor, distributor, and policyholder confidence.

Part I | Item 1A. Risk Factors
We are subject to liquidity risks associated with sourcing a large concentration of our funding from the Federal Home Loan Bank of Indianapolis (“FHLBI”).

We use institutional funding agreements originating from FHLBI, which from time to time serve as a significant source of our liquidity. See Note 10 of the Notes to Consolidated Financial Statements for a description of those funding agreements and related collateral requirements. Additionally, we use agreements with the FHLBI to meet near-term liquidity needs, augmenting our securities repurchase agreement capacity from other counterparties. If the FHLBI were to change its definition of eligible collateral, we could be required to post additional amounts of collateral in the form of cash or other assets. Also, if our creditworthiness were to fall below the FHLBI’s requirements, or if legislative or other political actions cause changes to the FHLBI’s mandate or to the eligibility of life insurance companies to be members of the FHLBI system, we could be required to find other sources to replace this funding, which may prove difficult and increase our liquidity risk.

Some of our investments are relatively illiquid and could be difficult to sell, or to sell in significant amounts at acceptable prices, to generate cash to meet our needs.

We hold certain investments that are relatively illiquid, such as privately placed fixed maturity securities, mortgage loans, certain asset-backed securities and alternative investments. In the past, some of our high-quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were required to liquidate these investments on short notice, we could have difficulty doing so and could be forced to sell them for less than we otherwise would have been able to realize, which could have a material adverse effect on our business.

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

Our use of reinsurance to mitigate a portion of the risks that we face exposes us to counterparty credit risk that could cause a material adverse impact on our business.

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

We make capital deployment decisions on an ongoing basis, which include growing organically through sales and diversification of our products, growing inorganically through acquisitions, returning capital to shareholders, and increasing capital strength. Failure to make decisions about deploying or retaining capital efficiently or effectively could result in decreased shareholder value and confidence.

Part I | Item 1A. Risk Factors
Risks Related to Product Design, Assumptions, and Models

The design and pricing of our products can impact our competitiveness in the marketplace, negatively affect our earnings and capitalization, and increase the volatility of our financial results.

Our failure to design or maintain products that provide competitive benefits and features or that do not conform to distributor requirements could result in short- or long-term loss of sales, loss of distributor motivation and selling agreements, and reputational risk that would adversely impact Jackson’s growth and profitability.

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

Our future profitability is based in part on expected patterns of premiums, expenses and benefits using a number of assumptions, including those related to the probability that a policy or contract will remain in force from one period to the next. It is not possible to precisely predict persistency (policyholder choosing to keep their policy) or mortality, and actual results may differ significantly from assumptions. Should actual experience deviate from our assumptions for persistency and mortality rates, this difference may have an adverse effect on our business.

Similarly, if policyholders with guaranteed benefits utilize them differently than our assumptions, the Company's reserves may be inadequate to cover its liabilities, resulting in losses affecting income and capital.

We rely on complex models to predict behavior, identify potential risks and estimate financial performance, and these models may be ineffective due to incomplete or inaccurate assumptions or errors in data collection, analysis or interpretation that could result in materially inaccurate model output.

We use complex models to predict customer behavior, identify risks and establish reserves. In addition, models are used to perform a range of operational functions, including calculating regulatory or internal capital requirements and determining hedging requirements. Some of these tools form an integral part of our decision-making framework. The use of inaccurate models, errors in data collection and analysis, or misuse of model results, could result in poor business and strategic decision-making that could have an adverse financial, regulatory, operational or reputational impact on our business.

The subjective determination of the amount of allowances and impairments taken on our investments could cause a material adverse effect on our business.

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

Part I | Item 1A. Risk Factors
Risks Related to the Distribution of Our Products

Our failure to describe accurately the features and options of our annuities, failure to administer those features and options consistent with their descriptions or mishandling of customer complaints could adversely impact our business.

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

If we do not design our products in accordance with applicable law, those products may not achieve the intended objectives and could adversely impact our business.

U.S. federal income tax law imposes requirements relating to annuity and insurance product design, administration and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code of 1986, as amended. State and federal securities and insurance laws also impose requirements relating to annuity and insurance product design, offering, distribution, and administration. Failure to administer product features in accordance with applicable law, or to meet any of these complex tax, securities or insurance requirements could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, litigation, harm to our reputation or interruption of our operations. If legal proceedings were to occur, they could adversely impact our business, financial well-being and financial performance.

We could experience difficulties in distributing our products through third-party distribution partners, which are a primary source of our sales.

We distribute our products through a variety of third-party distribution partners under agreements that can be terminated by either party with or without cause. Failure to maintain an understanding of the changing market, what products our competitors are selling, and what channels have opportunity for growth can contribute to the loss of key distribution partners resulting in our inability to meet or exceed planned sales goals and is detrimental to our overall distribution strategy.

Key distributors could terminate their relationship with us, reduce their distribution contracts with us, or reduce the amount of sales they produce for us. Our key distribution partners could merge, consolidate, or change their business models in ways that affect how our products are sold, or new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank, wirehouse and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Any of these changes in distribution could materially and adversely impact our business.

Consolidation of distributors or other industry changes could also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

Part I | Item 1A. Risk Factors
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

We also face competition from new entrants into our markets or non-traditional or online competitors, many of whom leverage digital technology that could challenge us, a traditional financial service company, by providing new services or creating new distribution channels. Our ability to generate appropriate returns will depend significantly on our capacity to anticipate and respond appropriately to consumer demand, digital and other technological advances, the need for economies of scale and the consequential impact of consolidation, regulatory actions, and other factors. We may not continue to compete effectively, which could cause a material adverse effect on our business.

Risks Related to Legal, Tax and Regulatory Matters

Our businesses are heavily regulated and changes in regulation could reduce our profitability and limit our growth.

Our products and companies are subject to extensive and potentially conflicting state and federal tax, securities, broker-dealer and broker licensing, insurance and employee benefit plan laws and regulations in the jurisdictions in which we operate. These laws and regulations are complex and subject to change. We monitor known regulatory developments that could potentially impact our business; however, at this time, we cannot predict what form those developing regulations may take or their potential impact. The efforts of the current federal government administration to change the structure, role and focus of government adds to the uncertainty of policy and regulatory direction. Any of these laws and regulations, existing or in the future, could have an unknown or material adverse impact on our business. See, "Item 1. Business—Regulation" for additional discussion on the impact of such laws and regulations.

Moreover, these laws and regulations are administered and enforced by a number of different government and self- regulatory authorities, including state insurance regulators, state securities administrators, the SEC, FINRA, the DOL, the DOJ, the U.S. Internal Revenue Service and state attorneys general, each of which exercises a degree of interpretive latitude and differing or overlapping regulatory focus. Failure to adhere to these laws and regulations, or respond to changes in them, could result in regulatory action including fines, restrictions in our ability to sell our products, and reputational impact.

A decrease in the risk-based capital ("RBC") ratio (as a result of a reduction in statutory capital and surplus or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies, which could lead to corrective measures and ratings downgrades that would adversely affect our business.

NAIC model regulations provide minimum capitalization requirements for insurance companies based on RBC formulas. Each of our U.S. insurance subsidiaries is subject to RBC standards or other minimum regulatory capital and surplus requirements under the laws of its respective jurisdiction of domicile. A failure to meet these requirements could subject our subsidiaries to further examination or corrective action imposed by insurance regulators, including limitations on our insurance subsidiaries' ability to write additional business, increased regulatory supervision, seizure or liquidation. Any corrective action imposed could cause a material adverse effect on our business, financial well-being and financial performance.

Part I | Item 1A. Risk Factors

A decline in the RBC ratio of one or more of our insurance subsidiaries, whether or not it results in a failure to meet applicable RBC requirements, could limit our insurance subsidiaries’ ability to make dividends or distributions to us, could result in a loss of customers or new business, or could influence ratings agencies to downgrade financial strength ratings, each of which could cause a material adverse effect on our business.

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

In addition, rating agencies may implement changes to their own internal ratings evaluation models, which differ from the NAIC's RBC capital model, that have the effect of increasing or decreasing the amount of capital our insurance subsidiaries should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital market conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that an insurance subsidiary is required to hold could materially increase. Any of these events would decrease the total adjusted capital available for use in calculating an RBC ratio. To the extent that an insurance subsidiary’s RBC ratio is deemed to be insufficient, we may seek to take actions either to increase the insurance subsidiary’s capitalization or to reduce the capitalization requirements. If we were unable to accomplish those actions, the rating agencies could view that circumstance as a reason for a ratings downgrade.

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

Proposed tax law changes could, for example, eliminate all or a portion of the income tax advantages described above for annuities and life insurance. If legislation were enacted to reduce or eliminate the tax deferral for annuities, such a change would have an adverse effect on our ability to sell our annuities. Moreover, if the treatment of annuities were changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender or rollover their contracts. These tax law changes, if implemented, could have a material adverse effect on our business.

In 2023, the Inflation Reduction Act of 2022 (“IRA”) established a new 15 percent corporate alternative minimum tax (“CAMT”) on large applicable corporations. The Company is a large applicable corporation and has been subject to the CAMT since 2023. The CAMT-related provisions contemplate that the U.S. Department of Treasury would issue final regulatory guidance. It remains difficult to predict the specific final guidance or the definition of adjusted financial statement income that is subject to the tax. In the absence of further guidance, despite our federal net operating loss and foreign tax credit carryforwards, we may be required to pay tax equal to 15 percent of our pre-tax financial statement income, as adjusted by the CAMT, which includes certain items that are non-economic and can fluctuate significantly based on the movement of interest rates and equity markets. The CAMT, including the potential impacts of pending regulatory guidance, and any potential future increase in the U.S. corporate income tax rate could have a material adverse effect on our results of operations and cash flows.

Part I | Item 1A. Risk Factors
Our investment advisory agreements with clients are subject to termination or non-renewal on short notice.

Our investment advisory subsidiaries’ investment management agreements with their clients are terminable without penalty at any time or upon relatively short notice by either party. Moreover, our investment advisory subsidiaries’ investment management agreements with SEC-registered investment companies (each, an “RIC”), including the RICs affiliated with Jackson that serve as the sole investment options for our variable annuities, may be terminated at any time, without payment of any penalty, by each RIC’s Board of Trustees (including a majority of the independent trustees) or by vote of a majority of the outstanding voting securities of the RIC on not more than 60 days’ notice. The RIC investment management agreements must be renewed and approved by each RIC’s Board of Trustees or by vote of a majority of the outstanding voting securities of the RIC (including a majority of that RIC’s independent trustees) annually. A significant majority of each RIC’s trustees are independent. Consequently, the Board of Trustees of each RIC may not approve the investment management agreement each year or may condition its approval on revised terms that are materially adverse to us.

Also, as required by the Investment Company Act of 1940, as amended (the “IC Act”), each investment advisory agreement with a RIC automatically terminates upon its assignment, although new investment advisory agreements may be approved by the RIC’s Board of Trustees and shareholders. The Investment Advisers Act of 1940, as amended (the “IA Act”), also requires approval or consent of investment advisory agreements by clients in the event of an assignment of the agreement. An “assignment,” for purposes of both the IC Act and the IA Act, includes a sale of a controlling block of the voting stock of the investment adviser or its parent company, or a change in control of the investment adviser. If an assignment were to occur, clients may not approve it, which event could have a material adverse effect on our business.

Changes to comply with new and potential laws or regulations that impose fiduciary or best interest standards in connection with the sale of our products could materially increase our costs, decrease our sales and result in a material adverse impact on our business.

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

Our operating insurance companies are also subject to Statutory Accounting Principles prescribed or permitted by their states of domicile, whose accounting practices are driven by the NAIC. Any changes in the method of calculating reserves for our products under Statutory Accounting Principles could result in increases in, and volatility of, reserve and capital requirements. For example, the NAIC has implemented new economic scenarios that are inputs to the calculation of statutory reserves and required capital for many insurance products. Those revisions took effect on January 1, 2026, and could result in a material impact on the level and volatility of our statutory surplus and required statutory capital.

Part I | Item 1A. Risk Factors
Legal and regulatory investigations and actions are increasingly common in our industry and could result in a material adverse effect on our business.

We face risks of litigation and regulatory investigations and actions in the ordinary course of operating our business, including the risk of class action lawsuits, arbitration claims, government subpoenas, regulatory investigations, examinations, actions, and other claims. Given the inherent unpredictability of litigation, the unfavorable resolution of one or more pending litigation matters, or future litigation or actions, inquiries, investigations or examinations, could have a material adverse effect on our business. Even if we ultimately prevail in any litigation, arbitration, or any action or investigation by governmental authorities or regulators, we could suffer significant reputational harm, which could have a material adverse effect on our business, financial well-being and financial performance. See Note 16 of the Notes to Consolidated Financial Statements for further information.

Risks Related to Information Technology, Security, Artificial Intelligence, and Data

Our information technology systems could fail, which could cause a material adverse effect on our business.

Our business operations depend on the ability to process efficiently and effectively large numbers of analytical models and transactions for numerous and diverse products. We employ a large number of complex and interconnected information technology and finance systems, models, and user developed applications in our processes to support our business operations. We also have arrangements in place with third-party suppliers and other service providers with whom we share and receive information. We could experience significant impacts to our business operations if our technology lacks sufficient system capacity, scalability, stability, or if they underperform, or if our data or technology systems suffer an outage impacting availability, due to a disaster or cyberattack. Our systems change management controls may not work as designed, which could result in an unintended change being introduced into an active production environment and cause unexpected effects on functionality. We could experience limited availability of one or more systems or devices, or our ability to recover data might be hindered by the impact of a ransomware attack. Any or all of the foregoing could cause material disruption to our normal business operations.

Our information technology systems, and those of our third-party vendors and service providers, are vulnerable to physical or electronic intrusions, computer viruses, ransomware or other attacks potentially exposing confidential customer or associate data or proprietary business information.

We are exposed to continuously evolving risks of attempts to disrupt the availability, confidentiality and integrity of our information technology systems, which could result in disruption to key operations or loss of the availability, confidentiality or integrity of customer, associate, or other data. Artificial intelligence (“AI”) developments and availability have increased the scale, sophistication, and unpredictability of those attempts, and the nature and costs of efforts to thwart them. We have been, and likely will continue to be, subject to potential damage from computer viruses, attempts to access confidential information, including customer data, and cybersecurity attacks such as “denial of service” attacks, phishing, sophisticated and automated attacks, and other disruptive software campaigns. Our security measures, including information security policies, standards, administrative, technical, and physical controls, associate training and other preventative actions may not fully protect us from such events, especially if critical vendors are compromised.

Customer, associate or representative data, or strictly confidential or proprietary non-public business information could be disclosed to unauthorized parties due to associate error, a cyberattack (e.g., hacking, phishing, malware, etc.), or through a third-party relationship, resulting in financial losses, regulatory penalties, customer attrition, and reputational damage.

Increased cybersecurity threats and computer crime also pose a risk of litigation, regulatory investigations, and other penalties. Data privacy is subject to frequently changing rules and regulations regarding the handling of personal data. Any breach in the security of our information technology systems could result in the disclosure or misuse of confidential or proprietary business information, including sensitive customer, supplier, or associate data maintained in the ordinary course of our business. Any such event, or any failure to comply with these data privacy requirements or other laws in this area, could cause damage to our reputation, customer attrition, loss of revenue, and could result in legal liability or penalties. In addition, we could incur large expenditures to investigate, remediate, and recover networks or information systems and protect against similar future events.

Part I | Item 1A. Risk Factors
We retain confidential information in our information systems and in cloud-based systems (including customer transactional data and personal data about our distribution partners, customers, and our own associates). We rely on commercial technologies and third parties to maintain the security of those systems, yet even strong internal safeguards cannot offset exposure if critical third parties’ systems are compromised. Anyone who circumvents our security measures and penetrates our information systems, or the cloud-based systems we use, has and could access, view, misappropriate, alter or delete any information in the systems, including customer data and proprietary business information. It is possible that an associate, contractor, or representative could, intentionally or unintentionally, disclose or misappropriate personal data or other confidential information. Our associates, distribution partners and other third-party partners use portable computers or mobile devices that could contain similar information to that in our information systems, and these devices have been and could be lost, stolen or damaged.

Any compromise of our information technology systems or of the third-party partners' systems that results in the unauthorized access or disclosure of personal data or proprietary business information could damage our reputation in the marketplace, deter customers from purchasing our products, subject us to civil and criminal liability and require us to incur significant technical, legal and other expenses, any of which could cause a material adverse effect on our business.

Jackson is exposed to the risk of incomplete, inaccurate, or misinterpreted data being utilized for reporting or decision-making purposes.

Our business depends on the performance of complex information technology systems and the effective management and use of quality and reliable data. This data could become incomplete, inaccurate, or misinterpreted due to inadequate or failed internal and external processes, systems or deliberate human actions, inactions, or error, resulting in misinterpretation of the data or inability to make strategic or timely decisions, which could cause a material adverse effect on our business.

The use of artificial intelligence may result in errors in analysis and decision-making that could cause adverse effects on our business.

Artificial intelligence (“AI”) is a rapidly evolving technology that potentially offers opportunities for businesses to gain efficiencies, pursue growth, or improve customer, employee or other stakeholder experiences. We are selectively exploring the use of AI where it can provide meaningful benefit to our business and have established processes to review and help detect AI newly introduced in existing technology platforms and services; however, the risk remains that there could be embedded AI features that remain undisclosed or undetected. The use of AI could result in unintended consequences such as biased, discriminatory or otherwise unfair decision-making, misrepresent data leading to negative impacts on decision-making, or AI-amplified cyberattacks. Should any such consequences materialize, they could result in a material adverse effect on our business, regulatory fines and an impact on our reputation. In addition, new and currently unforeseeable regulatory issues could also arise due to the developing and uncertain regulatory environment around AI.

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

We have made acquisitions and other strategic transactions in the past and may pursue further acquisitions or other strategic transactions, including reinsurance, dispositions, and joint ventures, in the future. We face a number of risks arising from such transactions, including difficulties in assimilating and retaining associates and intermediaries, incurring unforeseen liabilities that arise in connection with such transactions, or facing unfavorable market conditions that could negatively impact our expectations for such transactions. Further, strategic transactions could require us to increase our leverage or, if we issue shares to fund an acquisition, to dilute holdings of existing shareholders. These risks could prevent us from realizing the expected benefits from acquisitions and could result in the impairment of goodwill and other intangible assets recognized at the time of acquisition. In addition, should we pursue a strategy to complement our organic growth by exploring opportunities for acquisitions, it could be materially and adversely affected by the increasingly competitive nature of the life insurance and annuity merger and acquisition market and the increased participation of non-traditional buyers in the life insurance and annuity merger and acquisition market.

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

Unless we consent to an alternative forum, the federal district courts of the U.S. will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws and the rules and regulations thereunder. Neither this provision nor the exclusive forum provision will mean that shareholders have waived our compliance with federal securities laws and the rules and regulations thereunder. The choice of forum provisions in our certificate of incorporation will limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or any of our current or former directors, officers, other associates, agents or shareholders, which could discourage lawsuits with respect to such claims. Or, a court could determine that the exclusive forum provision is unenforceable. If a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable to, or unenforceable in respect of, one or more specified types of actions and proceedings, we could incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have an enterprise-wide risk management framework for identifying, assessing, managing, monitoring, and reporting our material risks, including cybersecurity risks. Our risk identification and risk and control self-assessment process assesses the potential likelihood and impact of, among other things, cybersecurity risks to the Company, and the control environment in place to mitigate identified risks. See Item 1A. Risk Factors – “Risks Related to Information Technology, Security, Artificial Intelligence, and Data” for a description of the cybersecurity risks we face.

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

Governance

JFI’s Board Oversight of Risks from Cybersecurity Threats: JFI’s Board approved both the Company’s initial JFI Information Security Policy and the JFI Privacy Policy. Our Chief Information Security Officer (“CISO”) regularly updates our Board on cybersecurity threats, risks, policy updates, incidents, and remediation actions.

The Finance and Risk Committee of the JFI Board assists the Board with oversight of the Company’s risk framework and its effectiveness. The Finance and Risk Committee regularly reviews top risks identified by management, the Company’s Risk Appetite, and financial and non-financial risks, including information security and cybersecurity. The committee also reviews activity reports on the status of our cybersecurity program, including material policy changes, breaches, and remediation actions. Our chief risk officer provides a risk report quarterly to the committee that includes reporting on cybersecurity as a non-financial/operational risk.

JFI’s Board of Directors receives periodic reports from its Finance and Risk Committee regarding the committee’s actions in respect of cybersecurity and related regulatory developments.

Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats: Our CISO is a member of the senior leadership team and oversees our Information Security and Privacy Team. The CISO provides updates to the Board on cybersecurity threats facing the organization, including developments in our ongoing information security and privacy programs. The CISO also meets in dedicated sessions with the Finance and Risk Committee to review and discuss in-depth cybersecurity risks facing the Company.

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
•Chicago, Illinois under a lease that expires in 2038;
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

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Jackson Financial's common stock is listed on the NYSE under the symbol, "JXN", and began trading on September 20, 2021. Prior to that date, there was no public trading market for our common stock. As of February 18, 2026, the approximate number of shareholders of record at the close of business on that date was 880, and the approximate number of beneficial owners was 98,500.

Equity Compensation Plans

Our table of equity compensation plans is incorporated from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
October 1, 2025 - October 31, 2025
Share repurchase program	463,524	$99.26	463,524	$1,105
Employee transactions (2)	—	—	N/A	N/A

November 1, 2025 - November 30, 2025
Share repurchase program	495,190	94.93	495,190	1,058
Employee transactions (2)	—	—	N/A	N/A

December 1, 2025 - December 31, 2025
Share repurchase program	548,664	104.26	548,664	1,001
Employee transactions (2)	6,292	91.82	N/A	N/A

Totals
Share repurchase program	1,507,378		1,507,378
Employee transactions (2)	6,292		N/A
	1,513,670		1,507,378

(1) On September 18, 2025, our Board of Directors authorized an increase of $1 billion in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of February 18, 2026, the Company had remaining authorization to purchase $903 million of its common shares. For more information on common stock repurchases, see Item 8. Financial Statements and Supplementary Data - Note 23 - Equity of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
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

The graph and table, below, compare the total return on our common stock with the total return on the S&P Global Ratings (“S&P”) 500, S&P 500 Insurance, S&P 500 Financials, and S&P Insurance Index Select Industry Total Return indices, respectively, between September 20, 2021 (the date that our common stock commenced regular way trading on the NYSE) through December 31, 2025. The graph and table show the total return on a hypothetical $100 investment in (i) our shares of common stock on September 20, 2021, including the reinvestment of all dividends and (ii) each index on September 20, 2021.

	9/20/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024	03/31/2025	06/30/2025	09/30/2025	12/31/2025
Jackson Financial Inc.	$100.00	$162.50	$141.65	$226.00	$398.78	$388.26	$415.45	$477.57	$506.17
S&P 500 Index	100.00	109.37	88.11	109.46	134.97	128.78	142.39	153.48	157.09
S&P 500 Insurance Index	100.00	107.51	116.26	124.78	155.81	173.26	164.22	162.25	159.38
S&P 500 Financial Index	100.00	106.77	93.58	102.88	132.13	136.24	143.22	147.31	149.73
S&P Insurance Index Select Industry Total Return	100.00	109.16	113.34	127.55	162.63	175.24	173.50	172.96	176.34

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following executive summary of Management’s Discussion and Analysis of Financial Condition and Results of Operation highlights selected information and may not contain all the information that is important to current or potential investors in our securities. You should read this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Form 10-K") in its entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

Discussion related to the Company's comparison of 2024 results to 2023 results of operations has been omitted in this Form 10-K. The Company's comparison of 2024 results to 2023 results is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025, (the "2024 Annual Report"), under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Jackson Financial Inc. (“Jackson Financial” or “JFI”), along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company. Jackson Financial, domiciled in the state of Delaware, United States (“U.S.”), became an independent public company on September 13, 2021. Jackson National Life Insurance Company ("Jackson") is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index, fixed and variable annuities), and various protection products, primarily whole life, universal life, variable universal life and term life insurance products, in all 50 states and the District of Columbia.

Executive Summary

We help Americans in the U.S. grow and protect their retirement savings and income to secure their financial future. We believe that we are uniquely positioned in our markets because of our differentiated products, well-known brand and disciplined risk management. Our market position is supported by our efficient and scalable operating platform and industry-leading distribution network. We believe these core strengths will enable us to grow profitably as an aging U.S. population transitions into retirement.

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

The table below presents selected financial and operating measures:

	Years Ended December 31,
	2025	2024
	(in millions, except percentages)
Operating Metrics:
Total Sales	$23,211	$19,849
Assets Under Management ("AUM")	351,059	324,718

Income Metrics:
Net income (loss) attributable to Jackson Financial Inc. common shareholders	(17)	902
Adjusted Operating Earnings (1)	1,614	1,443
Return on Equity ("ROE") Attributable to Common Shareholders	(0.2)%	9.4%
Adjusted Operating ROE Attributable to Common Shareholders on average adjusted book value (1)	14.7%	12.9%

Capital Metrics:
Amount of common shares repurchased under share repurchase program	634	415
Dividends on common shares	228	216
Jackson Financial, Inc. Net cash provided by operating activities (Parent Company Only)	12	51
Free cash flow (1)	838	767
Jackson statutory risk-based capital ratio(2)	567%	572%

(1) Non-GAAP Financial Measure. See “Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.
(2) Based on a Company Action Level basis.

Recent Events of Note

•Capital Returned to Common Shareholders: During 2025, we returned $862 million to our common shareholders consisting of $228 million in dividends and $634 million in common share repurchases. Our capital return target for common shareholders for 2026 is $900 million - $1.1 billion. Share repurchases, net of issuances for our share-based compensation, have reduced our outstanding shares of common stock from 73,380,643 at December 31, 2024 to 66,825,632 at December 31, 2025. See Item 8. Financial Statement and Supplementary Data — Note 23 - Equity of the Notes to Consolidated Financial Statements for further information on our share repurchases and Note 25 – Subsequent Events for information regarding a first quarter 2026 share issuance.

•Free Capital Generation and Free Cash Flow:
◦Our free capital generation during 2025 was $1.4 billion, meeting our expectation to exceed $1 billion in 2025, under normal market conditions. Free capital generation represents Jackson’s aggregate statutory basis after-tax income from operations, realized gains (losses), unrealized gains (losses), and other surplus adjustments, adjusted for the change in Company Action Level required capital (CAL) for Jackson calibrated to a 425% RBC ratio. We expect free capital generation in 2026 to be at or above $1.2 billion, assuming 5% equity market total return and rates following the year-end forward curve. As explained below under “Liquidity and Capital Resources – Holding Company Liquidity” and “-

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Executive Summary
Distributions from Our Insurance Subsidiaries,” the payment of dividends or distributions from our capital generation is limited by applicable laws and regulations.

◦The free cash flow at Jackson Financial (Parent Company only) during 2025 was $838 million. Free cash flow is a non-GAAP financial measure calculated as the difference between cash received by Jackson Financial from its subsidiaries less holding company expenses and other, net. See “Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliation to the most comparable U.S. GAAP measure.

•Brooke Life Reinsurance Company (“Brooke Re”): During the first quarter of 2024, Jackson entered into a 100% coinsurance with funds withheld reinsurance transaction with Brooke Re with all economics of the transaction effective as of January 1, 2024. The transaction primarily provides for the cession from Jackson to Brooke Re of liabilities associated with certain guaranteed benefit riders under variable annuity contracts and similar products of Jackson (“market risk benefits”), both in-force on the transaction effective date and written in the future (i.e., on a “flow” basis) as well as related future fees, claims and other benefits, and maintenance expenses in exchange for a $1.2 billion ceding commission for the in-force business. Jackson retains the variable annuity base contract, the annuity contract administration of the ceded business, and responsibility for investment management of the assets in the funds withheld account supporting the ceded liabilities. The reinsurance transaction eliminates upon consolidation at JFI. Holding company liquidity at JFI was not impacted by the transaction.

Brooke Re is a Michigan captive insurer regulated by the Michigan Department of Insurance and Financial Services and created for the express purpose of serving as the counterparty to the reinsurance transaction with Jackson described above. Brooke Re was capitalized with assets contributed from Brooke Life of approximately $1.9 billion originating from Jackson as a return of capital to Brooke Life. Brooke Re utilizes a modified U.S. GAAP approach for regulatory reporting purposes primarily related to market risk benefits, with the intent to increase alignment between assets and liabilities in response to changes in economic factors. The modifications include a fixed, long-term volatility assumption and adjustments to discount rates, guarantee fees and administrative expenses.

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

•Long-term Strategic Partnership with TPG Inc ("TPG") and formation of Hickory Brooke Reinsurance Company (“Hickory Re”): On January 6, 2026, Jackson announced that it entered an agreement providing for a long-term strategic partnership with TPG, combining the strength of Jackson’s annuity product expertise and broad distribution network with TPG’s best-in-class, scaled private credit platform. The partnership aims to expand Jackson’s spread-based product sales and to provide flexibility for future innovative insurance solutions. The benefits of this strategic partnership include increased opportunities for new business and earnings diversification, enhanced profitability and greater long-term value for Jackson stakeholders.

Upon the transaction closing on February 11 2026, subsidiaries and affiliates of Jackson Financial and TPG entered into a non-exclusive investment management arrangements with a 10-year initial term with automatic 1-year renewals through year 15, subject to various termination provisions, with TPG providing Investment Grade Asset Based Finance and Direct Lending investment capabilities to complement the asset management capabilities of PPM America, Inc. ("PPM"), a Jackson subsidiary. The partnership is expected to strengthen investment capabilities within Jackson’s general account with a focus on maintaining a well-diversified investment strategy that appropriately balances risk and returns to support annuity product sales in various market environments. PPM will continue to manage the majority of Jackson’s general account and both Jackson and PPM will retain oversight of Jackson’s investment portfolio. The combination of PPM and TPG’s complementary investment capabilities is expected to enhance Jackson’s profitability and competitive position.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Executive Summary
As part of the closing, TPG Operating Group II, L.P. ("TPG Partnership") acquired an approximate 6.5% equity stake for $500 million in Jackson Financial consisting of 4,715,554 shares of JFI common stock. Additionally, TPG issued to Jackson Brooke LLC ("JBLLC"), a wholly owned, indirect subsidiary of Jackson Financial, $150 million equity stake in TPG representing 2,279,109 shares of TPG common stock. Under the terms of the agreement, TPG Partnership and JBLLC have agreed to certain limitations on their ability to divest their respective ownership stakes over time.

During the fourth quarter of 2025, Jackson entered into a reinsurance agreement with Hickory Re, on a quota-share coinsurance basis on certain fixed annuities and fixed index annuities issued by Jackson, including the annuitization of these contracts, with all economics of the transaction effective as of December 1, 2025. In consideration for the ceded contracts, Jackson transferred to Hickory Re an initial reinsurance premium consisting of assets with a market value equal to the estimated statutory reserve amount of the ceded contracts in the amount of $1.2 billion. In addition, Hickory Re, will reinsure new sales by Jackson of fixed annuities and fixed index annuities. The reinsurance transaction eliminates upon consolidation at JFI.

Hickory Re is a Michigan captive insurer regulated by the Michigan Department of Insurance and Financial Services and was capitalized with a $150 million capital contribution in excess cash from Jackson Financial. The $500 million received at the close of the transaction, from TPG’s investment in Jackson Financial, was used to make a further capital contribution to Hickory Re. Hickory Re has been established to serve as a capital-efficient way to accelerate further sales growth of Jackson’s fixed and fixed index annuity products as we grow our spread-based business. For regulatory reporting purposes, Hickory Re measures the liabilities for assumed contracts using a modified U.S. GAAP methodology which is intended to increase alignment between assets and liabilities in response to changes in economic factors.

The combination of these transactions is expected to increase Jackson’s future profitability, general account asset growth and capital generation, supporting growth in free cash flows and capital return to shareholders.

•2025 Annual Actuarial Assumption Updates and Model Enhancements: Consistent with prior years, we completed our annual actuarial assumptions review in the fourth quarter of 2025. See “Policy and Contract Liabilities – Actuarial Assumption Updates and Model Enhancements” below and Item 8. Financial Statements and Supplementary Data -- Note 12 - Market Risk Benefits of Notes to Consolidated Financial Statements for further information regarding the notable assumption updates included in the MRB calculation.

The following table reflects the impacts from our annual assumption review to Pretax Income (Loss) for the periods presented:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Assumption Review Impact:
Net gains (losses) on derivatives and investments	$23	$15	$(8)
Total assumption review impact on Total Revenues	23	15	(8)

Death, other policy benefits and change in policy reserves, net of deferrals	$(28)	$(4)	$21
(Gain) loss from updating future policy benefits cash flow assumptions, net	9	30	41
Market risk benefits (gains) losses, net	383	434	398
Amortization of deferred acquisition costs	1	—	(2)
Total assumption review impact on Total Benefits and Expenses	365	460	458

Total assumption review impact on Pretax Income (Loss)	$(342)	$(445)	$(466)

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Executive Summary
The following table reflects the impacts from our annual assumption review to segment Pretax Adjusted Operating Earnings for the periods presented:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Assumption Review Impact on Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$16	$42	$—
Closed Life and Annuity Blocks	2	(68)	(60)
Total assumption review impact on Pretax Adjusted Operating Earnings	$18	$(26)	$(60)

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

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Sales
Variable annuities (1)	$10,853	$10,561	$9,540
RILA	6,926	5,674	2,890
Fixed Annuities	1,084	1,433	193
Fixed Index Annuities	816	181	210
Total Retail Annuity Sales	19,679	17,849	12,833

Total Institutional Product Sales	3,532	2,000	1,065

Total Sales	$23,211	$19,849	$13,898

(1) Excludes certain internal exchanges.

Higher retail annuity sales for the year ended December 31, 2025, were primarily due to increased RILA and fixed index annuity sales. Sales of our fixed annuities remained strong as PPM added capabilities during 2025 to source higher yielding assets supporting our spread based products. In addition, sales of our institutional products were higher for the year ended December 31, 2025, reflecting our opportunistic approach to this business, which depends on both the risk-adjusted return on investment opportunities available and the prevailing cost of funding required by purchasers.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Key Operating Measures

Account Value

Account value ("AV") generally refers to the account value of our variable annuities, RILA, fixed annuities, fixed index annuities, interest sensitive life, and institutional products. It reflects the total amount of customer invested assets that have accumulated within a respective product and equals cumulative customer contributions, which includes gross deposits or premiums, plus accrued credited interest plus or minus the impact of equity market movements, as applicable, less withdrawals and various fees. We believe account value is a useful metric in providing an understanding of, among other things, the sources of potential fee and spread income generation, potential benefit obligations and risk management priorities.

	December 31,
	2025	2024
	(in millions)
Account Value
GMWB For Life	$174,293	$171,745
GMWB	6,080	6,165
GMIB	1,138	1,218
GMAB	366	35
No Living Benefits	60,880	56,894
Total Variable Annuity Account Value	242,757	236,057

RILA	20,282	11,685

Fixed Annuity (1)	3,432	2,515
Fixed Index Annuity (1)	1,517	816
Total Fixed & Fixed Index Annuity Account Value (1)	4,949	3,331

Payout Annuity(1)	$595	$592

Total Retail Annuities Account Value(1)	$268,583	$251,665

Total Institutional Products Account Value	$11,021	$8,384

Total Closed Life and Annuity Blocks Account Value (1)	$7,357	$7,692

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

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Net Flows:
Variable Annuity	$(18,984)	$(18,615)	$(9,277)
RILA	6,527	5,481	2,820
Fixed Annuity (1)	870	1,302	(11)
Fixed Index Annuity (1)	764	143	199
Payout Annuity (1)	(16)	(55)	(69)
Total Retail Annuities Net Flows (1)	(10,839)	(11,744)	(6,338)
Net flows ceded	(2,723)	(3,830)	(4,063)
Total Retail Annuities Net Flows, gross of reinsurance	(13,562)	(15,574)	(10,401)

Total Institutional Products Net Flows	1,511	(270)	(985)
Total Closed Life and Annuity Blocks Net Flows (1)	(277)	(309)	(273)
Total Net Flows (1)	$(9,605)	$(12,323)	$(7,596)

(1) Net of reinsurance

Net flows, net of reinsurance, improved for the year ended December 31, 2025, compared to the year ended December 31, 2024. Improved net flows for the year ended December 31, 2025 were primarily driven by increased RILA, fixed index annuity, and institutional sales. Elevated variable annuity surrenders and withdrawals were driven by mature policies from higher sales years coming out of their surrender charge period, along with higher surrenders as guaranteed benefits are less in the money during times of strong equity market performance. The more recent environment of higher interest rates and attractive annuity alternatives, such as RILA, combined with Jackson’s seasoned “out-of-the-money” book heightens exchange activity for us and the industry.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Key Operating Measures
Benefit Base

Benefit base refers to a notional amount representing the value of a customer’s guaranteed benefit and, therefore, may be a different value from the invested assets in that customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$60,880	N/A	$56,894	N/A
By Guaranteed Living Benefits:
GMWB for Life	174,293	174,976	171,745	181,379
GMWB	6,080	4,768	6,165	5,076
GMIB (1)	1,138	1,396	1,218	1,561
GMAB	366	343	35	35
Total	$242,757	$181,483	$236,057	$188,051

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$32,326	N/A	$29,519	N/A
Return of Premium	185,237	128,793	181,132	132,612
Highest Anniversary Value ("HAV")	13,157	12,367	13,233	12,857
Rollup	3,095	3,774	3,234	4,108
Combination HAV/Rollup	8,942	9,308	8,939	9,682
Total	$242,757	$154,242	$236,057	$159,259
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

	December 31,
	2025	2024
	(in millions)
Jackson Invested Assets	$58,440	$46,143
Third Party Invested Assets (including CLOs)	35,294	28,278
Total PPM AUM	93,734	74,421
Total JNAM AUM	257,325	250,297
Total AUM	$351,059	$324,718

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

•Variable Annuity Fees: Fees we earn that are not associated with guaranteed benefits are mainly based on the account value, which increases as equity market levels increase.

•Index Interest Crediting on RILA and FIA Contracts: RILA and FIA products feature a crediting rate formulaically linked to the performance of an external equity index. The interest credited to the contract increases as equity market levels increase.

•Hedge Effectiveness in Face of Volatility: Our hedges could be less effective in periods of large directional movements, or we could experience more frequent or more costly rebalancing in periods of high volatility. This could lead to adverse performance versus our hedge targets and increased hedging costs.

•Basis Risk: We are exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance fully correlates to the performance of the funds into which customers allocate their assets. We make available to customers funds where we believe we can transact in sufficiently correlated hedge assets, yet we anticipate some variance in the performance of our hedge assets relative to customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a mismatch in our hedge results relative to our hedge targets, and potentially an adverse effect on our U.S. GAAP results.

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

•Some of our annuities have guaranteed minimum interest crediting rates (“GMICRs”) that limit our ability to reduce crediting rates. If earnings on our investment portfolio decline, those GMICRs may result in net investment spread compression that negatively impacts earnings. Many of our annuities have GMICRs that reset at contractually specified times after issue, subject to a contractually specified MICR. In a rising interest rate environment, these GMICRs can increase over time. Conversely, in a falling interest rate environment, the interest crediting rate will eventually decrease; however, there may be a lag between interest rate movements and the GMICR reset, temporarily limiting our ability to lower crediting rates. When policies have comparatively high GMICRs, in a subsequent low interest rate environment more customers are expected to hold on to their policies, which may result in lower lapses than previously expected.

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

•Increasing interest rates also increase the cash surrender values of some of our RILAs. This increases the amount of regulatory reserves that our insurance subsidiaries are required to hold, decreasing regulatory surplus, which could adversely affect our insurance subsidiaries' ability to pay dividends.

Credit Market Environment

Conditions in fixed income markets impact our financial performance. As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation is generally reflected in our accumulated other comprehensive income, or accumulated other comprehensive income ("AOCI"). The revaluation will impact net income in the cases of realized gains or losses from the sale of securities, changes in fair value of trading securities or securities carried at fair value under the fair value election, or potential changes in the allowance for credit loss ("ACL"). In addition, if credit conditions deteriorate due to a recession or other negative credit events in capital markets, we could experience an increase in defaults and other-than-temporary-impairments (“OTTI”).

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

Consumer Behavior

We believe that many retirees look to tax-efficient savings products as a tool for addressing their unmet need for retirement planning. We believe our products are well-positioned to meet this increasing consumer demand. However, consumer behavior may be impacted by increased economic uncertainty, unemployment rates, inflation rates, declining equity markets, significant changes in interest rates and increased volatility of financial markets. In recent years, we have introduced or reintroduced products, such as RILA or fixed annuities, to better address changes in consumer demand and targeted distribution channels that meet changes in consumer preferences.

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

Department of Labor Fiduciary Advice Rule

In April 2024, the Department of Labor (the "DOL") revised the definition of “fiduciary” and related Prohibited Transaction Exemptions ("PTE") (the “2024 Fiduciary Advice Rule”), redefining what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act ("ERISA") plans and individual retirement accounts ("IRAs"). See Part I, Business – Regulation – “Federal Initiatives Impacting Insurance Companies – Department of Labor’s Fiduciary Advice Rule” for more information regarding the 2024 Fiduciary Advice Rule. The 2024 Fiduciary Advice Rule is currently being challenged in two separate litigation matters and the DOL has been stayed from enforcing the rule. In these cases, it does not appear that the government will ultimately oppose the relief sought by the plaintiffs, making it likely that the 2024 Fiduciary Advice rule will be permanently vacated.

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

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Non-GAAP Financial Measures

The following is a reconciliation of Adjusted Operating Earnings to net income (loss) attributable to Jackson Financial common shareholders, the most comparable U.S. GAAP measure:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Net income (loss) attributable to Jackson Financial Inc common shareholders	$(17)	$902	$899
Add: dividends on preferred stock	44	44	35
Add: income tax expense (benefit)	(186)	46	4
Pretax income (loss) attributable to Jackson Financial Inc	(159)	992	938
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(3,060)	(3,122)	(3,125)
Net (gains) losses on hedging instruments	1,213	5,856	4,651
Market risk benefits (gains) losses, net	222	(4,243)	(4,295)
Net reserve and embedded derivative movements	2,286	1,224	779
Total net hedging results	661	(285)	(1,990)
Amortization of DAC associated with non-operating items at date of transition to LDTI	503	541	591
Actuarial assumption updates and model enhancements	360	419	406
Net realized investment (gains) losses	44	11	554
Net realized investment (gains) losses on funds withheld assets	1,304	1,052	1,801
Net investment income on funds withheld assets	(855)	(1,024)	(1,174)
Other items	24	(28)	39
Total non-operating adjustments	2,041	686	227
Pretax adjusted operating earnings	1,882	1,678	1,165
Less: operating income tax expense (benefit)	224	191	57
Adjusted operating earnings before dividends on preferred stock	1,658	1,487	1,108
Less: dividends on preferred stock	44	44	35
Adjusted operating earnings	$1,614	$1,443	$1,073

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

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Non-GAAP Financial Measures

The following is a reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity and a comparison of Adjusted Operating ROE Attributable to Common Shareholders to ROE Attributable to Common Shareholders, the most comparable U.S. GAAP measure:

	Years Ended December 31,
	2025	2024	2023
	(in millions, except percentages)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(17)	$902	$899
Adjusted Operating Earnings	1,614	1,443	1,073

Total shareholders' equity	$9,953	$9,764	$10,170
Less: Preferred stock	533	533	533
Total common shareholders' equity	9,420	9,231	9,637

Adjustments to total common shareholders’ equity:
Exclude AOCI attributable to Jackson Financial Inc. (1)	1,201	1,925	1,196
Adjusted Book Value Attributable to Common Shareholders	$10,621	$11,156	$10,833

ROE Attributable to Common Shareholders	(0.2)%	9.4%	10.3%
Adjusted Operating ROE Attributable to Common Shareholders on average equity	14.7%	12.9%	10.6%

(1) Excludes $(1,269) million, $(1,597) million and $(1,612) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of December 31, 2025, 2024 and 2023, respectively, which are not attributable to Jackson Financial Inc. and are therefore not included as an adjustment to total shareholders’ equity in the reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity.

Free Cash Flow

Free cash flow is Jackson Financial Inc. (Parent Company only) net cash provided by (used in) operating activities less preferred stock dividends and capital contributions to PPM or other subsidiaries, plus the return of capital from subsidiaries. Free cash flow should not be used as a substitute for Jackson Financial’s (Parent Company only) net cash provided by (used in) operating activities calculated in accordance with U.S. GAAP. However, we believe these adjustments are useful to gaining an understanding of our overall available cash flow at Jackson Financial for return of capital to common shareholders and other corporate initiatives.

	Years Ended December 31,
	2025	2024
	(in millions)
Dividends and distributions to parent (1)	$1,115	$875
Capital contributed to Hickory Re	(150)	—
Jackson Financial expenses and other, net	(127)	(108)
Free Cash Flow	$838	$767

(1) Cash distributed to Jackson Financial includes cash dividends and distributions of $1,025 million and interest payments on surplus notes of $90 million to Jackson Financial from its subsidiaries for the year-ended December 31, 2025 and includes cash dividends and distributions of $785 million and interest payments on surplus notes of $90 million to JFI from its subsidiaries for the year-ended December 31, 2024.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Non-GAAP Financial Measures
The following is a reconciliation of Jackson Financial net cash provided by (used in) operating activities (Parent Company only), the most comparable U.S. GAAP measure, to Free Cash Flow:

	Years Ended December 31,
	2025	2024
	(in millions)
Jackson Financial, Inc. Net cash provided by operating activities (Parent Company Only)	$12	$51

Adjustments from net cash provided by operating activities to free cash flow:
Capital distributions from subsidiaries	1,025	785
Capital contributed to subsidiaries	(155)	(25)
Dividends on preferred stock	(44)	(44)
Total adjustments	826	716
Free cash flow	$838	$767

Free Cash Flow Comprised of:
Capital distributions from subsidiaries	$1,025	$785
Interest on surplus note from subsidiary	90	90
Cash distributed to Jackson Financial	1,115	875

Capital contributed to Hickory Re	(150)	—

Parent company expenses	(119)	(124)
Net investment income and other income	28	24
Other, net	(36)	(8)
Jackson Financial expenses and other, net	(127)	(108)
Free cash flow	$838	$767

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Consolidated Financial Statements and the related notes elsewhere in this Form 10-K:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Revenues
Fee income	$7,983	$8,083	$7,680
Premiums	149	146	147
Net investment income:
Net investment income excluding funds withheld assets	2,296	1,838	1,680
Net investment income on funds withheld assets	855	1,024	1,174
Total net investment income	3,151	2,862	2,854
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(3,357)	(6,812)	(5,864)
Net gains (losses) on funds withheld reinsurance treaties	(1,304)	(1,052)	(1,801)
Total net gains (losses) on derivatives and investments	(4,661)	(7,864)	(7,665)
Other income	61	44	67
Total revenues	6,683	3,271	3,083

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	927	868	965
(Gain) loss from updating future policy benefits cash flow assumptions, net	44	46	102
Market risk benefits (gains) losses, net	605	(3,809)	(3,897)
Interest credited on other contract holder funds, net of deferrals and amortization	1,221	1,110	1,145
Interest expense	100	101	109
Operating costs and other expenses, net of deferrals	2,797	2,825	2,549
Amortization of deferred acquisition costs	1,103	1,108	1,152
Total benefits and expenses	6,797	2,249	2,125
Pretax income (loss)	(114)	1,022	958
Income tax expense (benefit)	(186)	46	4
Net income (loss)	72	976	954
Less: Net income (loss) attributable to noncontrolling interests	45	30	20
Net income (loss) attributable to Jackson Financial Inc.	27	946	934
Less: Dividends on preferred stock	44	44	35
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(17)	$902	$899

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Consolidated Results of Operations

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Pretax Income (Loss)

Our pretax income (loss) decreased by $1,136 million to a pretax loss of $(114) million for the year ended December 31, 2025, from pretax income of $1,022 million for the year ended December 31, 2024, primarily due to:

•$4,414 million unfavorable movements in market risk benefits (gains) losses, net, primarily due to less favorable movements in interest rates and unfavorable movements in equity volatility in 2025, compared to the prior year;
•$111 million increase in interest credited on contract holder funds, net of deferrals and amortization, primarily due to higher average institutional account balances in 2025 and increased retail new business, compared to the prior year;
•$100 million decrease in fee income primarily due to decreases in benefit-based guarantee fee income during 2025, and decreases in variable fee income driven by market volatility in the first half of 2025, which was partially offset by increase in separate account values in the second half of the year;
•$57 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to changes in mortality and higher other policyholder benefits, partially offset by the impact of actuarial assumption updates. See "Policy and Contract Liabilities" below for further information regarding our actuarial assumption updates.

These movements were partially offset by:

•$3,203 million improvement in total net gains (losses) on derivatives and investments as discussed below:

	Years Ended December 31,
	2025	2024	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(116)	$(11)	$(105)

Net gains (losses) on freestanding derivatives	(1,184)	(5,817)	4,633
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(2,057)	(984)	(1,073)
Net gains (losses) on derivative instruments	(3,241)	(6,801)	3,560
Net gains (losses) on funds withheld reinsurance	(1,304)	(1,052)	(252)
Total net gains (losses) on derivatives and investments	$(4,661)	$(7,864)	$3,203

•Volumes of freestanding derivatives can vary significantly period over period and movements in those derivatives are subject to interest rate or market movements. The movements in interest rate hedges during 2025 were primarily driven by a decrease in interest rates in the current year compared to an increase in interest rates in the prior year. The movements in equity hedges during 2025 were primarily driven by smaller increases in equity markets in the current year compared to larger increases in equity markets during 2024; and
•Embedded derivative movements were unfavorable largely due to equity market increase impacts on our growing RILA block during 2025, compared to the prior year.
•$289 million increase in net investment income as a result of higher income on bonds, lower expenses, and higher income on limited partnerships, which are recorded on a one quarter lag, partially offset by lower income on funds withheld assets during 2025; and
•$28 million decrease in operating costs and other expenses, net of deferrals, primarily due to lower incentive and deferred compensation expenses during 2025, partially offset by higher other commissions expenses, net of deferrals, driven by higher retail sales, compared to prior year.

Income Taxes

Income tax expense (benefit) decreased $232 million to a benefit of $186 million for the year ended December 31, 2025, from an expense of $46 million for the year ended December 31, 2024.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Consolidated Results of Operations
The provision for income tax in the current period led to an effective tax rate ("ETR") of 117% for the year ended December 31, 2025, compared to an ETR of 5% for the year ended December 31, 2024. The year-over-year change in the ETR was due to the relationship of the taxable income to the consolidated pre-tax income (loss), the valuation allowance expense in the current year compared to a prior year benefit, and the interest benefit on IRS refund claims. The ETR differs from the statutory rate of 21% primarily due to the dividends received deduction, utilization of foreign tax credits, valuation allowance and the interest benefit on IRS refund claims.

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

	Years Ended December 31,
	2025	2024	2023
		(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$1,863	$1,855	$1,364
Institutional Products	92	96	69
Closed Life and Annuity Blocks	70	(9)	(95)
Corporate and Other	(143)	(264)	(173)
Pretax Adjusted Operating Earnings	1,882	1,678	1,165
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	3,060	3,122	3,125
Net gains (losses) on hedging instruments	(1,213)	(5,856)	(4,651)
Market risk benefits gains (losses), net	(222)	4,243	4,295
Net reserve and embedded derivative movements	(2,286)	(1,224)	(779)
Total net hedging results	(661)	285	1,990
Amortization of DAC associated with non-operating items at date of transition to LDTI	(503)	(541)	(591)
Actuarial assumption updates and model enhancements	(360)	(419)	(406)
Net realized investment gains (losses)	(44)	(11)	(554)
Net realized investment gains (losses) on funds withheld assets	(1,304)	(1,052)	(1,801)
Net investment income on funds withheld assets	855	1,024	1,174
Other items	(24)	28	(39)
Total pre-tax reconciling items	(2,041)	(686)	(227)
Pretax income (loss) attributable to Jackson Financial Inc.	(159)	992	938
Income tax expense (benefit)	(186)	46	4
Net income (loss) attributable to Jackson Financial Inc.	27	946	934
Less: Dividends on preferred stock	44	44	35
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(17)	$902	$899

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Segment Results of Operations

Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$4,448	$4,460	$4,036
Premiums	67	52	21
Net investment income	935	725	436
Other income	28	32	37
Total Operating Revenues	5,478	5,269	4,530

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	111	67	43
(Gain) loss from updating future policy benefits cash flow assumptions, net	(20)	(54)	(4)
Interest credited on other contract holder funds, net of deferrals and amortization	420	362	374
Interest expense	22	23	24
Asset-based commission expenses	1,153	1,137	1,022
Other commission expenses	1,111	891	691
Sub-advisor expenses	316	334	318
General and administrative expenses	786	788	677
Deferral of acquisition costs	(876)	(693)	(530)
Amortization of deferred acquisition costs	592	559	551
Total Operating Benefits and Expenses	3,615	3,414	3,166

Pretax Adjusted Operating Earnings	$1,863	$1,855	$1,364
The following table summarizes a roll-forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$251,665	$235,465	$209,967
Premiums and deposits (1)	19,849	17,994	13,015
Surrenders, withdrawals, and benefits (1)	(30,688)	(29,738)	(19,353)
Net flows	(10,839)	(11,744)	(6,338)
Investment performance	28,278	29,532	33,807
Change in value of equity option	2,035	985	509
Interest credited	420	362	372
Policy charges and other	(2,976)	(2,935)	(2,852)
Balance as of end of period, net of ceded reinsurance	268,583	251,665	235,465
Ceded reinsurance	12,750	15,051	18,370
Balance as of end of period, gross of reinsurance	$281,333	$266,716	$253,835

(1) Excludes certain internal exchanges.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Segment Results of Operations
Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $8 million to $1,863 million for the year ended December 31, 2025 from $1,855 million for the year ended December 31, 2024 primarily due to:

•$152 million increase in spread income primarily due to $210 million higher net investment income, partially offset by $58 million higher interest credited on contract holder funds. The increase in investment income was driven by higher debt securities income primarily due to higher invested asset balances. Increased interest credited on contract holder funds was primarily due to increased retail new business, compared to the prior year.

These movements were mostly offset by:

•$78 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to higher other policyholder benefits and the impact of actuarial assumption updates. See "Policy and Contract Liabilities" below for further information regarding our actuarial assumption updates;
•$33 million increase in commissions and general expenses, net of deferrals, reflecting higher other commissions expenses, net of deferrals, of $37 million during 2025, driven by higher retail sales compared to prior year; and
•$12 million decrease in fee income driven by market volatility in the first half of 2025 which resulted in lower fee income compared to the prior year. Separate account values increased in the second half of 2025, which partially offset this impact.

Account Value

Retail annuities account value, net of reinsurance, increased $16.9 billion over the prior year primarily due to positive variable annuity separate account returns driven by favorable market performance in 2025, as well as positive RILA and fixed index annuity net flows over the period.

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$535	$438	$408
Total Operating Revenues	535	438	408

Operating Benefits and Expenses
Interest credited on other contract holder funds, net of deferrals and amortization	438	338	334
General and administrative expenses	5	4	5
Total Operating Benefits and Expenses	443	342	339

Pretax Adjusted Operating Earnings	$92	$96	$69

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Segment Results of Operations
The following table summarizes a roll-forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Institutional Products:
Balance as of beginning of period	$8,384	$8,406	$9,019
Premiums and deposits	3,532	2,000	1,065
Surrenders, withdrawals, and benefits	(2,021)	(2,270)	(2,050)
Net flows	1,511	(270)	(985)
Interest credited	438	338	334
Policy charges and other (1)	688	(90)	38
Balance as of end of period	$11,021	$8,384	$8,406

(1) Includes net deposit and withdrawal activity for FABCP funding agreements, which are generally short-term in nature. See Item 8. Financial Statements and Supplementary Data Note 10 - Other Contract Holder Funds in the Notes to Consolidated Financial Statements elsewhere in this Form 10-K for information regarding FABCP funding agreements.

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $4 million to $92 million for the year ended December 31, 2025 from $96 million for the year ended December 31, 2024, reflecting a $3 million decrease in spread income primarily due to a $100 million increase in interest credited on contract holder funds, due to increased account values, partially offset by a $97 million increase in investment income, due to higher invested asset balances.

Account Value

Institutional product account value increased from $8,384 million at December 31, 2024 to $11,021 million at December 31, 2025. The increase in account value was primarily driven by an increased amount of FABN funding agreements and FABCP funding agreements in 2025. See Item 8. Financial Statements and Supplementary Data — Note 10 - Other Contract Holder Funds in the Notes to Condensed Consolidated Financial Statements for information regarding FABN and FABCP funding agreements.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Segment Results of Operations
Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$422	$443	$457
Premiums	91	103	136
Net investment income	724	659	644
Other income	23	31	25
Total Operating Revenues	1,260	1,236	1,262

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	610	573	641
(Gain) loss from updating future policy benefits cash flow assumptions, net	64	104	106
Interest credited on other contract holder funds, net of deferrals and amortization	363	410	437
Other commission expenses	33	37	29
General and administrative expenses	112	106	115
Deferral of acquisition costs	—	7	19
Amortization of deferred acquisition costs	8	8	10
Total Operating Benefits and Expenses	1,190	1,245	1,357

Pretax Adjusted Operating Earnings	$70	$(9)	$(95)

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $79 million to $70 million for the year ended December 31, 2025 from $(9) million for the year ended December 31, 2024 primarily due to:

•$112 million increase in spread income due to a $65 million increase in net investment income, and a $47 million decrease in interest credited on contract holder funds, net of deferrals and amortization, resulting from the continued run off of the closed block of business; and
•$3 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to the impact of actuarial assumption updates and lower other policyholder benefits, mostly offset by changes in mortality. See “Policy and Contract Liabilities” below for further information regarding our actuarial assumption updates.

These movements were partially offset by:

•$21 million decrease in fee income resulting from the continued run off of the closed block of business.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Segment Results of Operations
Corporate and Other

Corporate and Other includes the operations of PPM Holdings, Inc., the parent holding company of PPM, and unallocated corporate revenue and expenses, as well as certain eliminations and consolidation adjustments. The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for Corporate and Other. The information contained in the table below should be read in conjunction with our Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$44	$49	$52
Net investment income	38	(2)	58
Other income	10	(19)	5
Total Operating Revenues	92	28	115

Operating Benefits and Expenses
Interest expense	78	78	85
Sub-advisor expenses	(7)	(8)	(7)
General and administrative expenses	164	222	210
Total Operating Benefits and Expenses	235	292	288

Pretax Adjusted Operating Earnings	$(143)	$(264)	$(173)

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $121 million to $(143) million for the year ended December 31, 2025 from $(264) million for the year ended December 31, 2024 primarily driven by a $58 million decrease in general and administrative expenses, due to lower incentive and deferred compensation expenses, a $29 million increase in other income primarily due to a one-time reinsurance related adjustment in 2024, and a $40 million increase in net investment income.

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

The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate. See Item 8. Financial Statements and Supplementary Data — Note 8 - Reinsurance of the Notes to Consolidated Financial Statements for further details. We use other third-party investment managers for certain niche asset classes. As of December 31, 2025, Apollo managed $11.6 billion of cash and investments and other third-party investment managers managed approximately $312 million of investments.

Our Investment Committee has specified a target strategic asset allocation (“SAA”) that is designed to deliver the highest expected return within a defined risk tolerance while meeting other important objectives such as those mentioned in the second preceding paragraph. The fixed income portion of the SAA is assessed relative to a customized index of public corporate bonds that represents a close approximation of the maturity profile of our liabilities and a credit quality mix that is consistent with our risk tolerance. PPM’s objective is to outperform this index on a number of measures including portfolio yield, total return and capital loss due to downgrades and defaults. While PPM has access to a broad universe of potential investments, we believe grounding the investment program with a customized public corporate index that can be easily tracked and monitored helps guide PPM in meeting the risk and return expectations and assists with performance evaluation

Recognizing the trade-offs between the level of risk, required capital, liquidity and investment return, the largest allocation within our investment portfolio is to investment grade fixed income securities. As previously mentioned, our investment manager accesses a broad universe of potential investments to construct the investment portfolio and considers the benefits of diversification across various sectors, collateral types and asset classes. To this end, our SAA and investment portfolio includes allocations to public and private corporate bonds (both investment grade and high yield), mortgage loans, structured securities, private equity and U.S. Treasury securities. These U.S. Treasury securities, while lower yielding than other alternatives, provide a higher level of liquidity and play a role in managing our interest rate exposure.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments
Portfolio Composition

The following table summarizes the carrying values of our investments:

	December 31,
	2025			2024
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$39,374	$7,947	$47,321	$31,231	$9,058	$40,289
Debt Securities, at fair value under fair value option	3,464	6	3,470	2,930	116	3,046
Equity securities, at fair value	84	88	172	72	125	197
Mortgage loans, net of allowance for credit losses	7,785	2,102	9,887	6,851	2,611	9,462
Mortgage loans, at fair value under fair value option	—	324	324	—	449	449
Policy loans	878	3,548	4,426	902	3,501	4,403
Freestanding derivative instruments	452	(4)	448	252	45	297
Other invested assets	2,473	712	3,185	2,087	777	2,864
Total investments	$54,510	$14,723	$69,233	$44,325	$16,682	$61,007

Available-for-sale debt securities increased to $47,321 million at December 31, 2025 from $40,289 million at the end of 2024. The amortized cost of debt securities, available-for-sale, increased to $50,491 million at December 31, 2025 from $45,007 million as of December 31, 2024. Further, net unrealized losses, after adjusting for allowance for credit loss, were $3,159 million as of December 31, 2025, compared to $4,679 million as of December 31, 2024.

Other Invested Assets

Other invested assets increased to $3,185 million at December 31, 2025 from $2,864 million at December 31, 2024.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments
Debt Securities

At December 31, 2025 and December 31, 2024, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

December 31, 2025	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$3,854	$—	$2	$851	$3,005
Other government securities	1,254	—	4	193	1,065
Corporate securities
Utilities	6,529	—	75	458	6,146
Energy	3,678	—	51	211	3,518
Banking	3,230	—	62	97	3,195
Healthcare	3,685	—	37	313	3,409
Finance/Insurance	5,816	—	83	300	5,599
Technology/Telecom	2,798	—	20	182	2,636
Consumer goods	2,753	—	40	267	2,526
Industrial	1,828	—	26	79	1,775
Capital goods	1,853	—	25	98	1,780
Real estate	1,869	—	21	79	1,811
Media	1,021	—	7	100	928
Transportation	1,559	—	16	125	1,450
Retail	1,328	—	10	116	1,222
Other (1)	3,097	—	45	75	3,067
Total Corporate Securities	41,044	—	518	2,500	39,062
Residential mortgage-backed	445	4	24	23	442
Commercial mortgage-backed	1,873	—	10	54	1,829
Other asset-backed securities	5,491	7	34	130	5,388
Total Debt Securities	$53,961	$11	$592	$3,751	$50,791

(1) No single remaining industry exceeds 3% of the portfolio.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments

December 31, 2024	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,120	$—	$1	$962	$3,159
Other government securities	1,345	—	1	252	1,094
Corporate securities
Utilities	5,716	—	29	589	5,156
Energy	3,119	—	16	291	2,844
Banking	2,612	—	19	137	2,494
Healthcare	3,428	—	10	393	3,045
Finance/Insurance	5,069	8	29	418	4,672
Technology/Telecom	2,313	—	5	220	2,098
Consumer goods	2,414	—	13	327	2,100
Industrial	1,733	—	10	114	1,629
Capital goods	1,922	—	8	137	1,793
Real estate	1,634	—	6	132	1,508
Media	1,005	—	3	121	887
Transportation	1,522	—	4	178	1,348
Retail	1,357	—	4	147	1,214
Other (1)	2,453	—	10	117	2,346
Total Corporate Securities	36,297	8	166	3,321	33,134
Residential mortgage-backed	374	6	14	44	338
Commercial mortgage-backed	1,674	—	3	100	1,577
Other asset-backed securities	4,243	25	11	196	4,033
Total Debt Securities	$48,053	$39	$196	$4,875	$43,335

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

	December 31,
	2025	2024
	(in millions)
Common Stock	$7	$18
Preferred Stock	135	151
Mutual Funds	30	28
Total	$172	$197

Mortgage Loans

At December 31, 2025, commercial mortgage loans were collateralized by properties located in 34 states, the District of Columbia, and Europe. Residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments
The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by property type:

	December 31,
	2025	2024
	(in millions)
Commercial:
Apartment	$2,866	$2,450
Hotel	789	835
Office	1,171	1,317
Retail	1,664	1,685
Warehouse	2,217	2,134
Other	367	521
Total Commercial	9,074	8,942
Residential	1,270	1,090
Total	10,344	10,032
ACL (1)	(133)	(121)
Total with ACL	$10,211	$9,911

(1)    At December 31, 2025 and 2024 allowance for credit losses included $117 million and $116 million, respectively, for commercial loans and $16 million and $5 million, respectively, for residential loans.

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	December 31,
	2025	2024
	(in millions)
United States:
East North Central	1,075	1,015
East South Central	289	347
Middle Atlantic	1,250	1,408
Mountain	764	474
New England	211	275
Pacific	2,235	2,260
South Atlantic	2,165	2,131
West North Central	720	617
West South Central	1,292	1,035
Total United States	10,001	9,562
Foreign	210	349
Total	10,211	9,911

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments
The following table provides information about the credit quality of our mortgage loans:

	December 31,
	2025	2024
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$7,276	$7,304
70% - 80%	1,287	1,074
80% - 100%	246	338
Greater than 100%	148	110
Total	8,957	8,826

Residential mortgage loans
Performing	1,190	987
Nonperforming (1)	64	98
Total	1,254	1,085

Total mortgage loans	$10,211	$9,911

(1) At December 31, 2025 and 2024, includes $19 million and $24 million, respectively, of loans 30-89 days past due and $16 million and $24 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	December 31,
	2025	2024
	(in millions)
Balance at beginning of period	$121	$165
Charge offs, net of recoveries (1)	(14)	(3)
Reductions for mortgages disposed	(2)	—
Provision (release) (1)	28	(41)
Balance at end of period	$133	$121

(1) At December 31, 2025, the $12 million net increase in allowance for credit losses is due to the change in expected credit losses, primarily in the residential mortgage sector. At December 31, 2024, the $(44) million net decrease in allowance for credit losses is due to the change in expected credit losses, primarily in the office sector.

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent or in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment. Accrued interest amounting to $3 million and $1 million were written off as of December 31, 2025 and 2024, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The following table provides information about our impaired residential mortgage loans (in millions):

	December 31,
	2025	2024
Recorded investment (1)	$38	$29
Unpaid principal balance	45	33
Related loan allowance	1	1
Average recorded investment	29	30
Investment income recognized	1	1

(1) At December 31, 2025 and 2024, includes $4 million and $2 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Investments
Derivative Instruments

See Item 8. Financial Statements and Supplementary Data — Note 5 – Derivative Instruments of the Notes to Consolidated Financial Statements, which presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments as of December 31, 2025 and 2024.

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

Our policy and contract liabilities include separate account liabilities, reserves for future policy benefits and claims payable and other contract holder funds. As of December 31, 2025, 90% of our policy and contract liabilities were in our Retail Annuities segment, 4% were in our Institutional Products segment and 6% were in our Closed Life and Annuity Blocks segment.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Policy and Contract Liabilities
The table below represents a breakdown of our policy and contract liabilities:

December 31, 2025	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$236,406	$—	$6,351	$(4,265)	$238,492
RILA[1]	—	—	20,282	17	20,299
Fixed Annuities	—	—	9,494	2	9,496
Fixed Index Annuities[2]	—	—	7,946	127	8,073
Payout Annuities	—	1,169	854	—	2,023
Other Annuities	—	—	—	—	—
Total Retail Annuities	236,406	1,169	44,927	(4,119)	278,383
Total Institutional Products	—	—	11,021	—	11,021
Total Closed Life and Annuity Blocks	90	8,422	11,551	6	20,069
Total Policy and Contract Liabilities	236,496	9,591	67,499	(4,113)	309,473
Claims payable and other	—	1,305	164	—	1,469
Total	$236,496	$10,896	$67,663	$(4,113)	$310,942

December 31, 2024	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$228,851	$—	$7,206	$(5,176)	$230,881
RILA[1]	—	—	11,685	6	11,691
Fixed Annuities	—	—	9,615	1	9,616
Fixed Index Annuities[2]	—	—	8,515	37	8,552
Payout Annuities	—	1,095	844	—	1,939
Other Annuities	208	—	—	—	208
Total Retail Annuities	229,059	1,095	37,865	(5,132)	262,887
Total Institutional Products	—	—	8,384	—	8,384
Total Closed Life and Annuity Blocks	84	8,599	11,899	7	20,589
Total Policy and Contract Liabilities	229,143	9,694	58,148	(5,125)	291,860
Claims payable and other	—	1,378	164	—	1,542
Total	$229,143	$11,072	$58,312	$(5,125)	$293,402
(1) Includes the embedded derivative liabilities in other contract holder funds related to RILA of $6,043 million and $3,065 million at December 31, 2025 and 2024, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity in other contract holder funds of $863 million and $877 million at December 31, 2025 and 2024, respectively.

As of December 31, 2025:

•$236.5 billion or 76% of our policy and contract liabilities were backed by separate account assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets.
•$60.0 billion of our policy and contract liabilities were backed by our investment portfolio.
•$13.0 billion of our policy and contract liabilities were reinsured by Athene and backed by funds withheld assets.

As of December 31, 2025, 92% of fixed annuity, fixed-index annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed annuities and fixed index annuities.

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

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Assumption Review Impact:
Total assumption review impact on pretax (loss) income	$(342)	$(445)	$(466)
Less: total assumption review impact on pretax non-operating	(360)	(419)	(406)
Total assumption review impact on Pretax Adjusted Operating Earnings	$18	$(26)	$(60)

Assumption Review Impact on Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$16	$42	$—
Closed Life and Annuity Blocks	2	(68)	(60)
Total assumption review impact on Pretax Adjusted Operating Earnings	$18	$(26)	$(60)

2025 Actuarial Assumption Updates and Model Enhancements

The impact of assumption updates on Pretax Adjusted Operating Earnings was a gain of $18 million. A gain of $16 million from the Retail Annuities segment was mainly driven by favorable mortality experience on payout annuities on the reserves for future policyholder benefits as well as other contract holder funds. $2 million of this gain was attributed to the Closed Life and Annuity Blocks segment related to mortality and lapse assumptions.

The impact on pretax non-operating earnings was a loss of $360 million attributed to the Retail Annuities segment. This loss was due to changes on variable annuity MRB reserves of $374 million, which was primarily related to updated policyholder behavior assumptions such as lapse and partially offset by updated mortality assumptions and model enhancements. This was partially offset by a gain of $14 million on fixed index annuities and RILA MRB and embedded derivative reserves, primarily driven by changes to RILA policyholder behavior. See Item 8. Financial Statements and Supplementary Data -- Note 12 - Market Risk Benefits of the Notes to Consolidated Financial Statements for further information regarding the notable assumption updates included in the MRB calculation.

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

The discussion below describes our liquidity and capital resources for the years ended December 31, 2025, 2024 and 2023.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$5,758	$5,793	$5,310
Net cash provided by (used in) investing activities	(7,756)	(7,090)	(592)
Net cash provided by (used in) financing activities	3,935	2,373	(6,328)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,937	1,076	(1,610)
Cash, cash equivalents, and restricted cash at beginning of period	3,767	2,691	4,301
Total cash, cash equivalents, and restricted cash at end of period	$5,704	$3,767	$2,691

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

Cash flows provided by (used in) operating activities decreased $35 million to $5,758 million during the year ended December 31, 2025 from $5,793 million during the year ended December 31, 2024. This was primarily due to the timing of settlements of receivables and payables.

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

Cash flows provided by (used in) investing activities changed by $666 million to $(7,756) million during the year ended December 31, 2025 from $(7,090) million during the year ended December 31, 2024. This change was primarily driven by increased net purchases of debt securities and mortgage loans, primarily driven by increased institutional and retail sales in 2025, partially offset by lower outflows related to our hedging program, compared to the prior year.

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

Cash flows provided by (used in) financing activities increased $1,562 million to $3,935 million during the year ended December 31, 2025 from $2,373 million for the year ended December 31, 2024. This increase was primarily due to higher deposits from increased institutional and RILA sales in 2025, partially offset by repayments on repurchase agreements and federal home loan bank notes during 2025.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, and statutory reserve items) and model-based components. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk, and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of December 31, 2025, our insurance companies were well in excess of the minimum required capital levels.

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

Jackson had an RBC ratio of 567%, 572% and 624% as of December 31, 2025, 2024 and 2023, respectively. The decrease in Jackson’s RBC ratio as of December 31, 2025 as compared to December 31, 2024 was primarily due to an increase in asset risk driven by RILA separate account growth and increased business risk, partially offset by decreased collateral and capital generation.

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
•purchases of new investments;
•management of derivative-related margin requirements. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are managed in accordance with our hedging and risk management program. Our cash flows associated with collateral received from counterparties and posted with counterparties fluctuates with changes in the market value of the underlying derivative contract and/or the market value of the collateral. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of December 31, 2025, we were in a net collateral payable position of $58 million, compared to $150 million as of December 31, 2024;
•repayment of principal and interest on debt, and payments of interest on surplus notes. As of December 31, 2025, Jackson’s outstanding surplus notes and bank debt included $47 million of bank loans from the FHLBI, collateralized by mortgage-related securities and mortgage loans, and $250 million of surplus notes maturing in 2027; and
•funding of expenses including payment of commissions, operating expenses and taxes.
Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio.

Other factors not directly related to interest rates can also give rise to an increase in liquidity requirements including, changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of December 31, 2025, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. Further, more than half of Jackson’s general account reserves are not surrenderable, included surrender charges greater than 5%, or included market value adjustments to discourage early withdrawal of policy and contract funds as of December 31, 2025.

Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of December 31, 2025, the portfolio of cash, short-term investments and privately and publicly traded securities and equities that are unencumbered and unrestricted to sale, amounted to $36.8 billion.

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

During the year ended December 31, 2025, we paid a cash dividend of $0.50 per depositary share and $0.80 per common share on JFI's preferred and common stock totaling $44 million and $228 million, respectively. On February 16, 2026, our Board of Directors approved a cash dividend for the first quarter on JFI's common stock of $0.90 per share, payable on March 26, 2026, to common shareholders of record on March 16, 2026. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on March 30, 2026, to depositary shareholders of record at the close of business on March 16, 2026.

On February 11, 2026, Jackson and TPG completed the transaction announced on January 6, 2026. See Executive Summary - Recent Events to Note of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details on this transaction.

On September 18, 2025, our Board of Directors authorized an increase of $1 billion in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program.

We repurchased a total of 7,030,535 shares of common stock for an aggregate purchase price of $634 million for the year ended December 31, 2025, which were funded with cash on hand. As of February 18, 2026, the Company had remaining authorization to purchase $903 million of its common shares.

See Note 23 - Equity of the Notes to Consolidated Financial Statements in this Form 10-K for further information on dividends to shareholders and share repurchases.

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

Subject to these limitations, our insurance company subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile, subject to prior notification to the appropriate regulatory agency. Any distributions above the amount permitted by statute in any twelve-month period are considered extraordinary dividends, and the approval of the appropriate regulator is required prior to payment. In Michigan, the Director of the Michigan Department of Insurance and Financial Services (the Michigan Director of Insurance) may limit, or not permit, the payment of dividends from either Jackson or Brooke Life, Jackson's direct parent company, if it determines that the surplus of either of these subsidiaries is not reasonable in relation to their outstanding liabilities and is not adequate to meet their financial needs, as required by the Michigan Insurance Code of 1956, as amended (the "Michigan Insurance Code"). Unless otherwise approved by the Michigan Director of Insurance, dividends may only be paid from earned surplus. Also, surplus note arrangements and interest payments must be approved by the Michigan Director of Insurance and such interest payments to related parties reduce the otherwise calculated ordinary dividend capacity for that period. In New York, all dividends require approval from the New York State Department of Financial Services.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations | Liquidity and Capital Resources
For 2026, ordinary dividend capacity for Jackson and Brooke Life is based on the greater of 10% of 2025 reported statutory capital and surplus or statutory net gain from operations. This capacity is then reduced by cumulative dividends and other capital distributions in the preceding 12 months, subject to the availability of earned surplus. As a result of cumulative dividends and other capital distributions occurring in the preceding 12 months as of December 31, 2025, future dividends from both Jackson and Brooke Life are expected to be classified as extraordinary. There is a process within the Michigan Insurance Code to request extraordinary dividends that the companies have utilized previously. Brooke Life, as the sole owner of Jackson and Brooke Re, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial.

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

Our Indebtedness

Senior Notes
The Company has an aggregate of $1,750 million principal amount of its senior notes, shown as Long-term debt on the Consolidated Balance Sheets. See Note 13 – Long-Term Debt of the Notes to Consolidated Financial Statements for information regarding long term debt.

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

The credit agreement governing the 2023 Revolving Credit Facility contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). See Note 13 – Long-Term Debt of the Notes to Consolidated Financial Statements for information regarding financial maintenance covenants contained in the credit agreement. We were in compliance with these covenants at December 31, 2025.

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

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $20 million for each of the years ended December 31, 2025, 2024 and 2023.

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

Federal Home Loan Bank

Jackson is a member of the FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of December 31, 2025 and 2024, Jackson held a bank loan with an outstanding balance of $47 million and $52 million, respectively.

Collateral Upgrade Transactions

During the first quarter of 2024, Jackson executed certain paired repurchase and reverse repurchase transactions totaling approximately $1.5 billion pursuant to master repurchase agreements with participating bank counterparties. Under these transactions, the Company lends securities (e.g., corporate debt securities) to bank counterparties in exchange for U.S. Treasury securities. The paired repurchase and reverse repurchase transactions are settled on a net basis. As a result, there was no cash exchanged at initiation of these transactions. The paired transactions are reported net within the Consolidated Balance Sheets. These transactions are evergreened and require at least 150-days' notice prior to termination. See “Collateral Upgrade Transactions” under Note 4 – Investments of Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data in this Form 10-K for additional information.

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

As of February 18, 2026, the financial strength ratings of our principal insurance subsidiaries were as follows:

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

The discount rate used to estimate reserves for future policy benefits is consistent with an upper-medium grade (low-credit risk) fixed-income corporate instrument yield, which has been interpreted to represent a single-A corporate instrument yield. This discount rate curve is determined by fitting a parametric function to yields to maturity and related times to maturity of market observable single-A rated corporate instruments. The discount rate used to recognize interest accretion on the reserves for future policy benefits is locked at the initial measurement of the cohort. Each reporting period, the reserve for future policy benefits is remeasured using the current discount rate. The difference between the reserve calculated using the current discount rate and the reserve calculated using the locked-in discount rate is recorded in accumulated other comprehensive income.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Critical Accounting Estimates
Additional Liabilities - Universal Life-type

The Company issues universal life policies with secondary guarantees and interest-sensitive life policies. The primary reserves for these policies are the contract holder account balances reported within the other contract holder funds line of the Consolidated Balance Sheets. Where these contracts provide additional benefits beyond the account balance or base insurance coverage that are not market risk benefits or embedded derivatives, liabilities in addition to the policyholder’s account value are recognized. These additional liabilities for annuitization, death and other insurance benefits are reported within reserves for future policy benefits and claims payable. The liability measurement methodology uses a benefit ratio defined as a constant percentage of the assessment base. This ratio is multiplied by current period assessments to determine the reserve accrual for the period. The measurements of the additional liabilities for annuitization, death and other insurance benefits are based on best estimate assumptions including mortality, persistency, investment returns, and discount rates. These assumptions are similarly subject to the annual review process discussed above.

Other Future Policy Benefits and Claims Payable

In conjunction with a prior acquisition, we recorded a fair value adjustment related to certain annuity and interest-sensitive life blocks of business to reflect the cost of the interest guarantees within the in-force liabilities, based on the difference between the guaranteed interest rate and at purchase assumed new money guaranteed interest rate. This adjustment is recorded in reserves for future policy benefits and claims payable. This liability adjustment is remeasured each reporting period, taking into account changes in the in-force block. Any resulting change in the reserve is recorded as a change in policy reserve in the Consolidated Income Statements.

In addition, life and annuity claims liabilities in course of settlement are included in reserves for future policy benefits and claims payable.

See Item 8. Financial Statements and Supplementary Data — Note 9 - Reserve for Future Policy Benefits and Claims Payable of the Notes to Consolidated Financial Statements for additional information on these accounting policies.

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

Variable Annuities

We issue variable contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. Certain of these contracts include contract provisions by which we contractually guarantee to the contract holder either a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable upon the depletion of funds (GMWB), in the event of death (GMDB), at annuitization (GMIB), or at the end of a specified period (GMAB). Substantially all of our GMIB benefits are reinsured. GMIB benefits were discontinued in 2009. For additional information regarding our account value by optional guarantee benefit, see Item 1. Business–Our Product Offerings by Segments–Retail Annuities–Variable Annuities in this Form 10-K.

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

Fixed Index Annuities and RILA

Our FIA and RILA contracts may be issued with features that guarantee benefits that are payable upon death (GMDB) or upon depletion of funds (GMWB). These features are classified as MRBs and measured at fair value.

Where the guaranteed benefit features have explicit fees, the fair value of the MRB is measured as the difference between the present value of projected future guaranteed benefits and the present value of projected attributed fees (the attributed fee method). At inception of the contract, the Company attributes a percentage of total projected future fees expected to be assessed against the policyholder to offset the projected future guaranteed benefits over the lifetime of the contract. Where the projected attributed fees are sufficient to offset the projected guaranteed benefits at issue, the MRB has an initial fair value of zero resulting in no gain or loss on issuance of the contract. If the projected attributed fees are insufficient to offset the projected guaranteed benefits at issue, an MRB liability is recognized and the value of the MRB is deducted from the host contract liability resulting in no gain or loss on issuance of the contract.

If the guaranteed benefits do not have explicit fees, the fair value of the MRB is measured as the present value of projected future guaranteed benefits. At inception, the initial value of the MRB is deducted from the host contract liability resulting in no gain or loss on issuance of the contract.

See Item 8. Financial Statements and Supplementary Data — Note 12 - Market Risk Benefits of the Notes to Consolidated Financial Statements for additional information on these accounting policies.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Critical Accounting Estimates
Income Taxes

The Company did not elect to early adopt the proposed regulations of the U.S. Treasury Department and the Internal Revenue Service and relied on reasonable interpretations of published guidance to determine the estimated Corporate Alternative Minimum Tax (“CAMT”) liability and related CAMT deferred tax asset. The determination of the estimated 2025 CAMT liability considered carryover impacts from the prior years tax returns and consideration of the applicability of the published guidance. The U.S. Treasury Department is expected to issue Final Regulations after the year ended December 31, 2025, which may materially change the estimated provision of the CAMT.

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

Reinsurance

We assess each of our reinsurance agreements to determine whether the agreement transfers insurance risk to the reinsurer by providing indemnification against loss or liability relating to insurance risk. Those contracts that transfer risk to the reinsurer are accounted for as reinsurance. Contracts that do not transfer sufficient risk to the reinsurer are accounted for as deposits.

For reinsurance contracts to transfer sufficient insurance risk to the reinsurer, the contract must provide a reasonable possibility that the reinsurer may realize a significant loss. Determining whether a reinsurance contract sufficiently transfers insurance risk is a matter of judgment based on an evaluation of all facts, both qualitative and quantitative.

For contracts where the Company cedes risks to reinsurers, reinsurance accounting generally matches the recognition of the benefits received from the reinsurance with the expense for benefits provided on the reinsured contracts. Premiums paid to the reinsurer are recorded as reduction of premium revenue. Expected reimbursements for losses are recorded as a reduction of losses as the losses are incurred with a corresponding reinsurance recoverable asset.

Reinsurance recoverables are generally measured using methodologies and assumptions that are consistent with those used to measure the direct liabilities. For non-participating traditional life insurance contracts and limited pay life-contingent contracts, there may be reinsurance contracts executed subsequent to the direct contract issue dates, and market interest rates may have changed between the date that the underlying insurance contracts were issued and the date the reinsurance contract is recognized in the financial statements, resulting in the underlying discount rate differing between the direct and reinsured business. We periodically review, and update as necessary, actual and anticipated experience and the assumptions used to measure reinsurance recoverable assets.

Part II | Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations |
Critical Accounting Estimates
Reinsurance recoverables are reported net of an allowance for expected credit losses. The allowance for credit losses considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions after considering any applicable collateral arrangements. Counterparty credit risk may be managed through the use of letters of credit, collateral trusts or funds withheld agreements. Assets held under funds withheld agreements are included on our Consolidated Balance Sheets.

Guaranteed minimum income benefits (GMIBs) are reinsured with an unrelated party. This contract provides reinsurance for only the GMIB feature and is classified as a market risk benefit (MRB). The reinsurance MRB is recorded at fair value using internally developed models consistent with those used to value our direct MRBs.

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

We periodically review our available-for-sale debt securities on a case-by-case basis to determine if an impairment is necessary for securities with a decline in fair value to below cost or amortized cost. Factors considered in determining whether an impairment is necessary include whether we have the intent to sell, or whether it is more likely than not we will be required to sell, the security before the amortized cost basis is fully recovered, the severity of the unrealized loss, the reasons for the decline in value and expectations for the amount and timing of a recovery in fair value. For debt securities in an unrealized loss position, for which we deem an impairment necessary, an ACL will be recorded along with a charge to net gains (losses) on derivatives and investments and any amounts deemed unrecoverable will be released from the ACL with a corresponding reduction to the amortized cost of the security.

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

See Item 8. Financials Statements and Supplementary Data — Note 5 - Derivative Instruments and Note 10 - Other Contract Holder Funds of the Notes to Consolidated Financial Statements for additional information on our accounting policies for embedded derivatives bifurcated for insurance host contracts.

Embedded Derivatives - Funds Withheld Reinsurance Agreements

The Company has recorded an embedded derivative liability related to the Athene coinsurance agreement (the “Athene Embedded Derivative”) in accordance with ASC 815-15 as Jackson’s obligation under the coinsurance agreement is based on the total return of investments in a segregated funds withheld account. As the coinsurance agreement transfers the performance of the investments in the segregated funds withheld account to Athene, they will receive an investment return equivalent to owning the underlying assets. At inception of the coinsurance agreement, the Athene Embedded Derivative was valued at zero. Additionally, the inception fair value of the investments in the segregated funds withheld account differed from their book value and, accordingly, the amortization of this difference is reported in Net gains (losses) on derivatives and investments in the Consolidated Income Statement, while the investments are held. Subsequent to the effective date of the coinsurance agreement, the Athene Embedded Derivative is measured at fair value with changes reported in Net gains (losses) on derivatives and investments in the Consolidated Income Statement. The Athene Embedded Derivative Liability is included in Funds withheld payable under reinsurance treaties on the Consolidated Balance Sheet.

See Item 8. Financial Statements and Supplementary Data — Note 8 - Reinsurance of the Notes to Consolidated Financial Statements for additional information on Athene Reinsurance Transaction.

Net Investment Income

Net investment income reported for each of our three segments and Corporate and Other includes an allocation for investment income generated on assigned capital. The amount of capital assigned to each of our segments for purposes of measuring segment net investment income is established at a level that management considers necessary to support the segment’s risks. This assessment is determined based upon internal models and contemplates the RBC requirements at internally defined levels. Net investment income on capital in excess of the amount required to support our core operating strategies is reflected in Corporate and Other.

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

Consolidation of Variable Interest Entities (“VIEs”)

The Company invests in a number of asset types that may be VIEs, such as equity positions in collateralized loan obligations (“CLOs”), limited partnerships (“LPs”), limited liability companies (“LLCs”), and mutual funds. These entities are assessed to determine whether they meet the criteria as a VIE. The Company consolidates VIEs where the Company has determined that it is the primary beneficiary of the VIE. To the extent that external parties are also invested in these VIEs, a non-controlling interest is reflected on our Consolidated Financial Statements as well. See Item 8. Financial Statements and Supplementary Data — Note 4 - Investments of the Notes to Consolidated Financial Statements for additional information.

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

•As of December 31, 2025, 76% of our total variable annuity account value included a return of premium death benefit and 10% of our total variable annuity account value included an enhanced GMDB selection. Decreases in equity markets increase the likelihood that a customer’s account value will be insufficient to cover the benefit paid to the beneficiary at the time of a claim following the customer’s death. As a result, the risk associated with such payouts is dependent on both the equity market performance and the time of the claim.

•As of December 31, 2025, 74% of total variable annuity account value included either a GMWB for Life or GMWB selection. These benefits guarantee minimum payments based on a fixed annual percentage of the benefit base. These withdrawals may continue even if the account value subsequently falls to zero. When equity markets decrease, we generally expect account values to decline, and the account value therefore to be able to fund relatively fewer guaranteed withdrawals. Conversely, increases in equity markets generally increase account values and extend the number of withdrawals the account value is able to fund.

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

We also offer both embedded and optional lifetime withdrawals guarantee benefits on our fixed index annuities, which allows contract holders to withdraw a specified amount each year until death, or until the contract holder’s account value is exhausted. See Item 1. Business – “Our Product Offerings by Segment – Retail Annuities” for additional information about fixed index annuity guaranteed living benefit riders. The equity market risk exposure on these benefits differs from comparable benefits offered on variable annuities, because declines in equity markets only reduce the interest credited to the customer’s account value for that period and not the account value itself. As a result, declines in equity markets do not shorten the time remaining before we expect to make payments on these guarantees. However, increasing equity markets will result in higher amounts credited to the customer’s account value, thereby extending the number of annual guaranteed withdrawals funded from the account value. In addition, increasing equity markets could potentially increase the specified amount available for withdrawal.

RILA Equity Market Risk

Equity market risk arises from the registered index linked annuities ("RILA") we offer principally in the following ways:

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

See Item 1. Business – “Our Product Offerings by Segment – Retail Annuities” for additional information about RILA.

In addition to equity market declines, certain other equity market changes could also increase our losses. For example, the GMWB offered on the RILA includes a provision that steps up the benefit base if the account value exceeds the benefit base upon contract anniversary. Therefore, if equity markets increase over the short-term but return to lower levels in the longer-term, those step-up provisions could increase the benefit base relative to the account value, resulting in additional benefit payments paid by us compared to a scenario where equity markets remained flat over time. The fees attributable to these guaranteed benefits are calculated based on the benefit base, so the scenario in which equity markets increase and then later decrease will also result in relatively higher fee income.

Credit Spreads

Our market risk exposure to changes in credit spreads principally arises from fluctuations in the fair market value of assets with sensitivity to credit risk, in addition to certain liabilities whose discount rates are sensitive to credit spreads.

Part II | Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Risk Management

Our actuarial, asset-liability management and finance functions have responsibility for managing our market risk exposures. Our risk function provides risk oversight and challenge, and our Internal Audit team provides independent assurance. Our enterprise risk management framework contemplates a wide range of market risks and focuses on exposures and risk limits. A description of our Enterprise Risk Management Framework is provided in “Item 1. Business – Risk Management.”

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

Risk Measurement—Sensitivity Analysis

In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates and equity market prices utilizing an internal sensitivity analysis. Due to our current portfolio structure and holdings, foreign currency movements are not material to the Company. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point parallel shift (increase or decrease) in risk-free interest rates and a 10% change (increase or decrease) in equity market prices. In performing the analysis summarized below, we used market rates and balance sheet positions as of December 31, 2025 and 2024, respectively. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•the net present values of our interest rate sensitive exposures resulting from a parallel 100 basis point shift (increase or decrease) in interest rates; and

•the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices.

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

Part II | Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including:

•interest-rate sensitive liabilities do not include $72.3 billion and $66.2 billion of policy and contract liabilities as of December 31, 2025 and 2024, respectively, which are accounted for on a book value basis under U.S. GAAP;

•interest-rate sensitive assets do not include assets accounted for on a book value basis under U.S. GAAP, which primarily consist of $9.9 billion and $9.5 billion of mortgage loans as of December 31, 2025 and 2024, respectively;

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

The table below provides detail regarding the potential change in estimated fair value of our debt securities in addition to our variable annuity, fixed index and RILA market risk benefits and embedded derivatives, net of reinsurance, due to a 100 basis point parallel increase and decrease in the yield curve by type of asset or liability (in millions):

	December 31, 2025			December 31, 2024
	Fair	Impact of	Impact of	Fair	Impact of	Impact of
	Value	+100bps	-100 bps	Value	+100bps	-100 bps
		Change	Change		Change	Change
Debt Securities (1)
Floating Rate	$4,864	$(20)	$20	$3,925	$(8)	$8
Fixed Rate	37,974	(2,043)	2,244	30,236	(1,679)	1,890

(1) Includes debt securities that are classified as available-for-sale or trading and includes securities at fair value under the fair value option.

	December 31, 2025			December 31, 2024
	Fair Value	Impact of +100 bps Change	Impact of -100 bps Change	Fair Value	Impact of +100 bps Change	Impact of -100 bps Change
Fixed index and RILA embedded derivatives	$6,216	$(367)	$407	$3,174	$(221)	$234
Market risk benefit - net (asset) liability	(4,238)	(2,980)	3,892	(4,939)	(3,206)	4,258

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

The table below provides additional detail regarding the potential change in estimated fair value of our equity investment portfolio in addition to our variable annuity, fixed index and RILA market risk benefits and embedded derivatives, net of reinsurance, due to a 10% increase and decrease in equity market prices by type of asset or liability (in millions):

	December 31, 2025			December 31, 2024
	Fair	Impact of	Impact of	Fair	Impact of	Impact of
	Value	+10%	-10%	Value	+10%	-10%
		Change	Change		Change	Change
Equity Securities and Limited Partnerships	$2,228	$223	$(223)	$1,814	$181	$(181)

	December 31, 2025			December 31, 2024
	Fair	Impact of	Impact of	Fair	Impact of	Impact of
	Value	+10%	-10%	Value	+10%	-10%
		Change	Change		Change	Change
Fixed index and RILA embedded derivatives	$6,216	$1,321	$(1,594)	$3,174	$4	$(10)
Market risk benefit - net (asset) liability	(4,238)	(1,574)	2,008	(4,939)	(1,722)	2,187

The fair value of our market risk benefits reflect our contract holders’ exposure to equity market declines. When equity markets increase, this exposure and the related fair value decline.

Part II | Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The table below provides details regarding the potential change in estimated fair value of our derivative instruments due to a 100 basis point parallel increase and decrease in the yield curve by type of derivative instrument, as well as the potential change in estimated fair value of our derivative instruments due to a 10% increase and decrease in equity prices (dollars in millions):

			Interest Rate Sensitivity
	Notional	Weighted	Impact of	Fair	Impact of
	Amount	Average Term	+100 bps	Value	-100 bps
		(Years)	Change		Change
December 31, 2025
Swaps	$3,864	4.88	$107	$19	$(118)
Interest Rate Futures	21,874	0.25	(1,414)	—	1,700
Bond Forwards	8,143	0.85	(1,249)	83	1,489
Total			$(2,556)	$102	$3,071
December 31, 2024
Swaps	$7,703	4.70	$(128)	$(204)	$133
Interest Rate Futures	20,592	0.25	(2,603)	—	3,154
Bond Forwards	609	0.87	(99)	(21)	123
Total			$(2,830)	$(225)	$3,410

			Equity Sensitivity
	Notional	Weighted	Impact of	Fair	Impact of
	Amount	Average Term	+10%	Value	-10%
		(Years)	Change		Change
December 31, 2025
Put Options	$16,500	0.24	$(95)	$114	$395
Equity Futures	43,905	0.84	551	—	(551)
Total Return Swaps	3,544	1.93	(322)	(21)	337
Total			$134	$93	$181
December 31, 2024
Put Options	$10,000	0.22	$(68)	$77	$286
Equity Futures	33,104	1.29	(583)	—	583
Total Return Swaps	2,065	3.48	(203)	39	203
Total			$(854)	$116	$1,072

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (KPMG LLP, Minneapolis, MN, Auditor Firm ID: 185)	102
Consolidated Balance Sheets as of December 31, 2025 and 2024	105
Consolidated Income Statements for the years ended December 31, 2025, 2024 and 2023	106
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023	107
Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023	108
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	109
Notes to Consolidated Financial Statements
Note 1. Business and Basis of Presentation	111
Note 2. Summary of Significant Accounting Policies	113
Note 3. Segment Information	115
Note 4. Investments	120
Note 5. Derivative Instruments	136
Note 6. Fair Value Measurements	142
Note 7. Deferred Acquisition Costs	161
Note 8. Reinsurance	162
Note 9. Reserves for Future Policy Benefits and Claims Payable	166
Note 10. Other Contract Holder Funds	172
Note 11. Separate Account Assets and Liabilities	177
Note 12. Market Risk Benefits	178
Note 13. Long-term Debt	181
Note 14. Federal Home Loan Bank Advances	182
Note 15. Income Taxes	183
Note 16. Commitments and Contingencies	187
Note 17. Leases	187
Note 18. Share-Based Compensation	188
Note 19. Statutory Accounting and Regulatory Matters	191
Note 20. Benefit Plans	192
Note 21. Operating Costs and Other Expenses	192
Note 22. Accumulated Other Comprehensive Income (Loss)	193
Note 23. Equity	194
Note 24. Earnings Per Share	196
Note 25. Subsequent Events	197
Financial Statement Schedules:
Schedule I—Summary of Investments—Other Than Investments in Related Parties as of December 31, 2025	198
Schedule II—Financial Statements of Jackson Financial Inc. (Parent Only) as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023	199
Schedule III—Supplemental Insurance Information for the years ended December 31, 2025, 2024 and 2023	202
Schedule IV—Reinsurance for the years ended December 31, 2025, 2024 and 2023	204
Schedule V—Valuation and Qualifying Accounts for the years ended December 31, 2025 and 2024	205

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jackson Financial Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Jackson Financial Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated income statements, statements of comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Fair value of market risk benefits

As disclosed in Notes 6 and 12, contracts or contract features that provide protection to the contract holder from capital market risk and expose the Company to other-than-nominal capital market risk are classified as market risk benefits (MRBs). The Company estimates MRBs at fair value using subjective judgments related to the discount rate assumptions, including the Company’s nonperformance risk, and actuarially determined assumptions, including mortality, benefit utilization and lapse. As of December 31, 2025, the fair value of MRB assets and liabilities were estimated to be $7,867 million and $3,754 million, respectively.

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

Minneapolis, Minnesota
February 24, 2026

Jackson Financial Inc.
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2025	2024
Assets
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $11 and $39 at December 31, 2025 and 2024, respectively (amortized cost: 2025 $50,491; 2024 $45,007)	$47,321	$40,289
Debt Securities, at fair value under fair value option	3,470	3,046
Equity securities, at fair value	172	197
Mortgage loans, net of allowance for credit losses of $133 and $121 at December 31, 2025 and 2024, respectively	9,887	9,462
Mortgage loans, at fair value under fair value option	324	449
Policy loans (including $3,537 and $3,489 at fair value under the fair value option at December 31, 2025 and 2024, respectively)	4,426	4,403
Freestanding derivative instruments	448	297
Other invested assets	3,185	2,864
Total investments	69,233	61,007
Cash and cash equivalents	5,704	3,767
Accrued investment income	634	529
Deferred acquisition costs	11,660	11,887
Reinsurance recoverable, net of allowance for credit losses of $30 and $27 at December 31, 2025 and 2024, respectively	19,518	21,830
Reinsurance recoverable on market risk benefits, at fair value	118	121
Market risk benefit assets, at fair value	7,867	8,899
Deferred income taxes, net	719	480
Other assets	637	787
Separate account assets	236,496	229,143
Total assets	$352,586	$338,450
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$10,896	$11,072
Other contract holder funds	67,663	58,312
Market risk benefit liabilities, at fair value	3,754	3,774
Funds withheld payable under reinsurance treaties (including $3,723 and $3,667 at fair value under the fair value option at December 31, 2025 and 2024, respectively)	14,960	16,742
Long-term debt	2,030	2,034
Repurchase agreements and securities lending payable	1,036	1,554
Collateral payable for derivative instruments	58	150
Freestanding derivative instruments	257	361
Notes issued by consolidated variable interest entities, at fair value under fair value option (see Note 4)	2,578	2,343
Other liabilities	2,516	2,983
Separate account liabilities	236,496	229,143
Total liabilities	342,244	328,468
Commitments, Contingencies, and Guarantees (see Note 16)
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; 22,000 shares issued and outstanding at December 31, 2025 and December 31, 2024; liquidation preference $25,000 per share (see Note 23)	533	533
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 66,825,632 and 73,380,643 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively (see Note 23)	1	1
Additional paid-in capital	6,063	6,046
Treasury stock, at cost; 27,662,683 and 21,107,672 shares at December 31, 2025 and 2024, respectively	(1,645)	(1,007)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(377) in 2025 and $(311) in 2024	(2,470)	(3,522)
Retained earnings	7,471	7,713
Total shareholders' equity	9,953	9,764
Noncontrolling interests	389	218
Total equity	10,342	9,982
Total liabilities and equity	$352,586	$338,450

See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Consolidated Income Statements
(in millions, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenues
Fee income	$7,983	$8,083	$7,680
Premiums	149	146	147
Net investment income:
Net investment income excluding funds withheld assets	2,296	1,838	1,680
Net investment income on funds withheld assets	855	1,024	1,174
Total net investment income	3,151	2,862	2,854
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(3,357)	(6,812)	(5,864)
Net gains (losses) on funds withheld reinsurance treaties	(1,304)	(1,052)	(1,801)
Total net gains (losses) on derivatives and investments	(4,661)	(7,864)	(7,665)
Other income	61	44	67
Total revenues	6,683	3,271	3,083

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	927	868	965
(Gain) loss from updating future policy benefits cash flow assumptions, net	44	46	102
Market risk benefits (gains) losses, net	605	(3,809)	(3,897)
Interest credited on other contract holder funds, net of deferrals and amortization	1,221	1,110	1,145
Interest expense	100	101	109
Operating costs and other expenses, net of deferrals	2,797	2,825	2,549
Amortization of deferred acquisition costs	1,103	1,108	1,152
Total benefits and expenses	6,797	2,249	2,125
Pretax income (loss)	(114)	1,022	958
Income tax expense (benefit)	(186)	46	4
Net income (loss)	72	976	954
Less: Net income (loss) attributable to noncontrolling interests	45	30	20
Net income (loss) attributable to Jackson Financial Inc.	27	946	934
Less: Dividends on preferred stock	44	44	35
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(17)	$902	$899

Earnings per share
Basic	$(0.24)	$11.86	$10.99
Diluted	$(0.24)	$11.74	$10.76
See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	For the Years Ended December 31,
	2025	2024	2023

Net income (loss)	$72	$976	$954

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment net of tax expense (benefit) of: $48, $(9), and $201 for the years ended December 31, 2025, 2024 and 2023, respectively	1,508	(259)	1,697
Change in unrealized gains (losses) on securities with credit impairment, net of tax expense (benefit) of: $(1), nil, and $(7) for the years ended December 31, 2025, 2024 and 2023, respectively	(44)	(5)	(26)
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit) of $(41), $20 and $(41) for the years ended December 31, 2025, 2024 and 2023, respectively	(151)	70	(146)
Change in non-performance risk on market risk benefits, net of tax expense (benefit) of $(72), $(144) and $(265) for the years ended December 31, 2025, 2024 and 2023, respectively	(261)	(520)	(955)
Total other comprehensive income (loss)	1,052	(714)	570
Comprehensive income (loss)	1,124	262	1,524
Less: Comprehensive income (loss) attributable to noncontrolling interests	45	30	20
Comprehensive income (loss) attributable to Jackson Financial Inc.	$1,079	$232	$1,504

See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Consolidated Statements of Equity
(in millions)

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income (Loss)	Earnings	Equity	Interests	Equity
Balances as of December 31, 2022	$—	$1	$6,063	$(443)	$(3,378)	$6,403	$8,646	$732	$9,378

Net income (loss)	—	—	—	—	—	934	934	20	954
Other comprehensive income (loss)	—	—	—	—	570	—	570	—	570
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	(588)	(588)
Dividends on preferred stock	—	—	—	—	—	(35)	(35)	—	(35)
Dividends on common stock	—	—	—	—	—	(209)	(209)	—	(209)
Purchase of treasury stock	—	—	—	(306)	—	—	(306)	—	(306)
Issuance of preferred stock	533	—	—	—	—	—	533	—	533
Share-based compensation	—	—	(58)	150	—	(55)	37	—	37
Balances as of December 31, 2023	$533	$1	$6,005	$(599)	$(2,808)	$7,038	$10,170	$164	$10,334

Net income (loss)	—	—	—	—	—	946	946	30	976
Other comprehensive income (loss)	—	—	—	—	(714)	—	(714)	—	(714)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	24	24
Dividends on preferred stock	—	—	—	—	—	(44)	(44)	—	(44)
Dividends on common stock	—	—	—	—	—	(216)	(216)	—	(216)
Purchase of treasury stock	—	—	—	(442)	—	—	(442)	—	(442)
Share-based compensation	—	—	41	34	—	(11)	64	—	64
Balances as of December 31, 2024	$533	$1	$6,046	$(1,007)	$(3,522)	$7,713	$9,764	$218	$9,982

Net income (loss)	—	—	—	—	—	27	27	45	72
Other comprehensive income (loss)	—	—	—	—	1,052	—	1,052	—	1,052
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	126	126
Dividends on preferred stock	—	—	—	—	—	(44)	(44)	—	(44)
Dividends on common stock	—	—	—	—	—	(228)	(228)	—	(228)
Purchase of treasury stock	—	—	—	(669)	—	—	(669)	—	(669)
Share-based compensation	—	—	17	31	—	3	51	—	51
Balances as of December 31, 2025	$533	$1	$6,063	$(1,645)	$(2,470)	$7,471	$9,953	$389	$10,342

See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$72	$976	$954

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	116	11	554
Net losses (gains) on derivatives	3,241	6,801	5,310
Net losses (gains) on funds withheld reinsurance treaties	1,304	1,052	1,801
Net (gain) loss on market risk benefits	605	(3,809)	(3,897)
(Gain) loss from updating future policy benefits cash flow assumptions, net	44	46	102
Interest credited on other contract holder funds, gross	1,221	1,110	1,145
Mortality, expense and surrender charges	(521)	(545)	(528)
Amortization of discount and premium on investments	(39)	(33)	(27)
Deferred income tax expense (benefit)	(173)	294	(207)
Share-based compensation	132	191	107
Change in:
Accrued investment income	(105)	(17)	2
Deferred acquisition costs	227	415	622
Funds withheld, net of reinsurance	116	211	(20)
Future policy benefits	(421)	(777)	(731)
Other assets and liabilities, net	(61)	(133)	123
Net cash provided by (used in) operating activities	5,758	5,793	5,310

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	8,413	10,524	11,488
Equity securities	46	289	316
Mortgage loans	1,641	1,783	2,492
Purchases of:
Debt securities	(14,541)	(11,718)	(8,231)
Equity securities	(21)	(16)	(200)
Mortgage loans	(1,950)	(1,132)	(1,605)
Settlements related to derivatives and collateral on investments	(1,106)	(6,481)	(5,475)
Other investing activities	(238)	(339)	623
Net cash provided by (used in) investing activities	(7,756)	(7,090)	(592)

(continued)

See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Consolidated Statements of Cash Flows (continued)
(in millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Policyholders' account balances:
Deposits	27,355	20,122	14,189
Withdrawals	(42,245)	(39,372)	(29,112)
Net transfers from (to) separate accounts	20,761	19,892	10,017
Proceeds from (payments on) repurchase agreements and securities lending	(516)	1,532	(1,025)
Net proceeds from (payments on) Federal Home Loan Bank notes	(700)	450	250
Settlements related to deferred premium on derivatives	(114)	—	—
Payments on debt	(5)	(5)	(603)
Issuance of debt of consolidated investment entities	736	948	297
Repayments of debt of consolidated investment entities	(527)	(526)	(351)
Contributions from partners of consolidated investments	126	29	111
Distributions from partners of consolidated investments	—	—	(92)
Dividends on common stock	(223)	(211)	(201)
Dividends on preferred stock	(44)	(44)	(35)
Purchase of treasury stock	(669)	(442)	(306)
Issuance of preferred stock	—	—	533
Net cash provided by (used in) financing activities	3,935	2,373	(6,328)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,937	1,076	(1,610)

Cash, cash equivalents, and restricted cash at beginning of period	3,767	2,691	4,301
Total cash, cash equivalents, and restricted cash at end of period	$5,704	$3,767	$2,691

Supplemental cash flow information
Income taxes paid (received)	$(97)	$(8)	$(21)
Interest paid	$233	$263	$183
Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$323	$50	$144
Other invested assets acquired from stock splits and stock distributions	$—	$—	$317
Non-cash financing activities
Non-cash dividend equivalents on stock based awards	$(5)	$(5)	$(8)

Reconciliation to Consolidated Balance Sheets
Cash and cash equivalents	$5,704	$3,767	$2,688
Restricted cash (included in Other assets)	—	—	3
Total cash, cash equivalents, and restricted cash	$5,704	$3,767	$2,691

See Notes to Consolidated Financial Statements.

Jackson Financial Inc.
Notes to Consolidated Financial Statements

1.    Business and Basis of Presentation

Jackson Financial Inc. ("JFI" or “Jackson Financial”) together with its subsidiaries (the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans secure their financial futures. Jackson Financial is domiciled in the state of Delaware in the United States (“U.S.”). Jackson Financial became an independent public company on September 13, 2021.

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
•Brooke Life Reinsurance Company ("Brooke Re"), also a direct subsidiary of Brooke Life, was formed as a Michigan captive reinsurance company; and
•Hickory Brooke Reinsurance Company ("Hickory Re"), a direct subsidiary of Brooke Re, was formed as a Michigan captive reinsurance company.
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

Part II | Item 8. Notes to Consolidated Financial Statements | 1. Business and Basis of Presentation

Hickory Brooke Reinsurance Company

During the fourth quarter of 2025, Jackson entered into a reinsurance agreement with Hickory Re, on a quota-share coinsurance basis on certain fixed annuities and fixed index annuities issued by Jackson, including the annuitization of these contracts, with all economics of the transaction effective as of December 1, 2025. Additionally, under the agreement Hickory Re will reinsure the new sales of fixed annuities and fixed index annuities of Jackson. Jackson and Hickory Re, a subsidiary of Brooke Re, are subsidiaries of Brooke Life and the reinsurance transaction eliminates upon consolidation at JFI. For regulatory reporting purposes, Hickory Re measures the liabilities for assumed contracts using a modified U.S. GAAP methodology which is intended to increase alignment between assets and liabilities in response to changes in economic factors.

Hickory Re has been established to serve as a capital-efficient way to accelerate further sales growth of Jackson’s fixed and fixed index annuity products as we grow our spread-based business. In addition, on January 6, 2026, Jackson announced that it entered a long-term strategic partnership with TPG, Inc. ("TPG"), combining the strength of Jackson’s annuity product expertise and broad distribution network with TPG’s private credit platform. The partnership aims to expand Jackson’s spread-based product sales. See Note 25 – Subsequent Events of these Notes to Consolidated Financial Statements for further discussion on this transaction.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. Intercompany accounts and transactions have been eliminated upon consolidation. Certain amounts in the 2024 Notes to Consolidated Financial Statements have been reclassified to conform to the 2025 presentation.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 1. Business and Basis of Presentation

These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other appropriate factors. As facts and circumstances evolve, these estimates and assumptions may be adjusted. Since future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. The effects of changes in estimates and assumptions, including those resulting from changing expectations with respect to the economic environment, will be reflected in the consolidated financial statements covering the periods in which the estimates are changed.

2.    Summary of Significant Accounting Policies

The following table identifies our significant accounting policies presented in these Notes to Consolidated Financial Statements:

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

PPM receives an investment management fee for services as an asset manager for various entities. Revenue for these services is measured based on the terms specified in a customer's contract and is recognized when PPM satisfies a performance obligation. These investment management fees are recognized ratably over the period that assets are managed, and when the probability of significant revenue reversal is remote. PPM also receives performance-based incentive fees from certain entities for which it invests based on predetermined formulas. Performance related management fees are earned over a specified period and can result in additional fees. These fees are recognized at the end of the specified period, once the fees are fixed, determinable, not subject to further performance metrics, and probability of significant revenue reversal is remote.

New Accounting Pronouncements – Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures”, which enhances annual income tax disclosures by requiring disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Effective for the annual period ended December 31, 2025, the Company adopted this ASU retrospectively and restated disclosures for prior periods. The adoption did not have a material impact on its consolidated financial statements. The required disclosures under this ASU are included in Note 15 – Income Taxes.

New Accounting Pronouncements – Issued but Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-use Software.” Under the new standard, an entity will start capitalizing eligible software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The amendments in this ASU will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments can be applied on a fully prospective basis, a modified basis for in-process projects, or a fully retrospective basis. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

In December 2025, the FASB issued ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326): Purchased Loans,” which requires certain purchased seasoned loans acquired without credit deterioration be accounted for using the gross-up approach in Topic 326 that is currently applied to purchased with credit deterioration (“PCD”) financial assets. Under the gross-up approach, the initial allowance for credit losses is established by increasing the amortized cost basis of the loan rather than recognizing a charge to credit loss expense. The amendments in this ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The amendments are to be applied prospectively. The Company is in the process of evaluating the impact of the new guidance and the timing of adoption.

Part II | Item 8. Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements”, which provides additional guidance on what disclosures should be provided in interim reporting periods including disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

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

Retail Annuities

The Company’s Retail Annuities segment offers a variety of retirement income and savings products through its diverse suite of products, consisting primarily of variable annuities, registered index-linked annuities ("RILA"), fixed annuities, fixed index annuities, and payout annuities. These products are distributed through various wirehouses, insurance brokers and independent broker-dealers, as well as through banks and financial institutions.

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

7. Income Taxes.

Set forth in the tables below is certain information with respect to the Company’s segments (in millions):

For the Year Ended December 31, 2025	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$4,448	$—	$422	$44	$4,914
Premiums	67	—	91	—	158
Net investment income	935	535	724	38	2,232
Other income (loss)	28	—	23	10	61
Total Operating Revenues	5,478	535	1,260	92	7,365

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	111	—	610	—	721
(Gain) loss from updating future policy benefits cash flow assumptions, net	(20)	—	64	—	44
Interest credited on other contract holder funds, net of deferrals and amortization	420	438	363	—	1,221
Interest expense	22	—	—	78	100
Asset-based commission expenses	1,153	—	—	—	1,153
Other commission expenses	1,111	—	33	—	1,144
Sub-advisor expenses	316	—	—	(7)	309
General and administrative expenses	786	5	112	164	1,067
Deferral of acquisition costs	(876)	—	—	—	(876)
Amortization of deferred acquisition costs	592	—	8	—	600
Total Operating Benefits and Expenses	3,615	443	1,190	235	5,483

Pretax Adjusted Operating Earnings	$1,863	$92	$70	$(143)	$1,882

Part II | Item 8. Notes to Consolidated Financial Statements | 3. Segment Information

For the Year Ended December 31, 2024	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$4,460	$—	$443	$49	$4,952
Premiums	52	—	103	—	155
Net investment income	725	438	659	(2)	1,820
Other income (loss)	32	—	31	(19)	44
Total Operating Revenues	5,269	438	1,236	28	6,971

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	67	—	573	—	640
(Gain) loss from updating future policy benefits cash flow assumptions, net	(54)	—	104	—	50
Interest credited on other contract holder funds, net of deferrals and amortization	362	338	410	—	1,110
Interest expense	23	—	—	78	101
Asset-based commission expenses	1,137	—	—	—	1,137
Other commission expenses	891	—	37	—	928
Sub-advisor expenses	334	—	—	(8)	326
General and administrative expenses	788	4	106	222	1,120
Deferral of acquisition costs	(693)	—	7	—	(686)
Amortization of deferred acquisition costs	559	—	8	—	567
Total Operating Benefits and Expenses	3,414	342	1,245	292	5,293

Pretax Adjusted Operating Earnings	$1,855	$96	$(9)	$(264)	$1,678

For the Year Ended December 31, 2023	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$4,036	$—	$457	$52	$4,545
Premiums	21	—	136	—	157
Net investment income	436	408	644	58	1,546
Other income (loss)	37	—	25	5	67
Total Operating Revenues	4,530	408	1,262	115	6,315

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	43	—	641	—	684
(Gain) loss from updating future policy benefits cash flow assumptions, net	(4)	—	106	—	102
Interest credited on other contract holder funds, net of deferrals and amortization	374	334	437	—	1,145
Interest expense	24	—	—	85	109
Asset-based commission expenses	1,022	—	—	—	1,022
Other commission expenses	691	—	29	—	720
Sub-advisor expenses	318	—	—	(7)	311
General and administrative expenses	677	5	115	210	1,007
Deferral of acquisition costs	(530)	—	19	—	(511)
Amortization of deferred acquisition costs	551	—	10	—	561
Total Operating Benefits and Expenses	3,166	339	1,357	288	5,150

Pretax Adjusted Operating Earnings	$1,364	$69	$(95)	$(173)	$1,165

Part II | Item 8. Notes to Consolidated Financial Statements | 3. Segment Information
Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income, between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson Financial and its subsidiaries to PPM, which were $98 million, $81 million, and $76 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table summarizes the reconciling items from the non-GAAP measure of total operating revenues to the U.S. GAAP measure of total revenues attributable to the Company (in millions):

	Years Ended December 31,
	2025	2024	2023
Total operating revenues	$7,365	$6,971	$6,315
Fees attributed to guarantee benefit reserves	3,060	3,122	3,125
Net gains (losses) on hedging instruments and investments	(4,645)	(7,904)	(7,512)
Net investment income (loss) related to noncontrolling interests	45	30	20
Consolidated investments	3	28	(39)
Net investment income on funds withheld assets	855	1,024	1,174
Total revenues (1)	$6,683	$3,271	$3,083

(1) Substantially all the Company's revenues originated in the U.S. There were no customers that, individually, generated revenues that exceeded 10% of total revenues attributable to the Company.

The following table summarizes the reconciling items from the non-GAAP measure of total operating benefits and expenses to the U.S. GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Years Ended December 31,
	2025	2024	2023
Total operating benefits and expenses	$5,483	$5,293	$5,150
Net (gain) loss on market risk benefits	605	(3,809)	(3,897)
Benefits attributed to guaranteed benefit features	206	224	281
Amortization of DAC related to non-operating revenues and expenses	503	541	591
Total benefits and expenses	$6,797	$2,249	$2,125

Part II | Item 8. Notes to Consolidated Financial Statements | 3. Segment Information
The following table summarizes the reconciling items, from the non-GAAP measure of pretax adjusted operating earnings to the U.S. GAAP measure of net income attributable to the Company (in millions):

	Years Ended December 31,
	2025	2024	2023
Pretax adjusted operating earnings	$1,882	$1,678	$1,165
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Fees attributable to guarantee benefit reserves	3,060	3,122	3,125
Net gains (losses) on hedging instruments	(1,213)	(5,856)	(4,651)
Market risk benefits gains (losses), net	(222)	4,243	4,295
Net reserve and embedded derivative movements	(2,286)	(1,224)	(779)
Total net hedging results	(661)	285	1,990
Amortization of DAC associated with non-operating items at date of transition to LDTI	(503)	(541)	(591)
Actuarial assumption updates and model enhancements	(360)	(419)	(406)
Net realized investment gains (losses)	(44)	(11)	(554)
Net realized investment gains (losses) on funds withheld assets	(1,304)	(1,052)	(1,801)
Net investment income on funds withheld assets	855	1,024	1,174
Other items	(24)	28	(39)
Pretax income (loss) attributable to Jackson Financial Inc.	(159)	992	938
Income tax expense (benefit)	(186)	46	4
Net income (loss) attributable to Jackson Financial Inc.	27	946	934
Less: Dividends on preferred stock	44	44	35
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(17)	$902	$899

The following table summarizes total assets by segment (in millions):

	December 31,
	2025	2024
Retail Annuities	$307,225	$296,621
Closed Life and Annuity Blocks	26,988	26,700
Institutional Products	12,869	9,332
Corporate and Other	5,504	5,797
Total Assets	$352,586	$338,450

4.    Investments

Investments consist primarily of fixed-income securities and loans, principally publicly-traded corporate and government bonds, asset-backed securities and mortgage loans. Asset-backed securities include mortgage-backed and other structured securities. The Company generates the majority of its general account deposits from interest-sensitive individual annuity contracts, life insurance products and institutional products on which it has committed to pay a declared rate of interest. The Company's strategy of investing in fixed-income securities and loans seeks to match the asset yield with the amounts credited to the interest-sensitive liabilities and to earn a stable return on its investments.

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

The following table sets forth the composition of the fair value of debt securities at December 31, 2025 and 2024, classified by rating categories as assigned by nationally recognized statistical rating organization (a “rating agency”), National Association of Insurance Commissioners (the “NAIC”) or, if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by a rating agency when rating agencies' ratings are not equivalent and, for purposes of the table, if not otherwise rated by a rating agency, the NAIC rating of a security is converted to an equivalent rating agency rating. At December 31, 2025 and 2024, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $606 million and $417 million, respectively.

	Percent of Total Debt Securities Carrying Value
	December 31,
Investment Rating	2025	2024
U.S. government securities	5.9%	7.3%
AAA	5.0%	6.1%
AA	9.5%	9.6%
A	32.2%	31.2%
BBB	40.9%	38.8%
Investment grade	93.5%	93.0%
BB	2.5%	3.1%
B and below	4.0%	3.9%
Below investment grade	6.5%	7.0%
Total debt securities	100.0%	100.0%

At December 31, 2025 and 2024, the total carrying value of debt securities in an unrealized loss position consisted of:

	December 31,
	2025	2024
Investment grade securities	78%	79%
Below investment grade securities	1%	1%
Not rated securities	21%	20%

Unrealized losses on debt securities that were below investment grade or not rated were approximately 19% and 19% of the aggregate gross unrealized losses on available-for-sale debt securities at December 31, 2025 and 2024, respectively.

Corporate securities in an unrealized loss position were diversified across industries. As of December 31, 2025, the industries accounting for the largest percentage of unrealized losses included utility (18% of corporate gross unrealized losses) and healthcare (13%). The largest unrealized loss related to a single corporate obligor was $55 million at December 31, 2025. As of December 31, 2024, the industries accounting for the largest percentage of unrealized losses included utility (18% of corporate gross unrealized losses) and financial services (13%). The largest unrealized loss related to a single corporate obligor was $61 million at December 31, 2024.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
At December 31, 2025 and 2024, the amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2025	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$3,854	$—	$2	$851	$3,005
Other government securities	1,254	—	4	193	1,065
Public utilities	6,529	—	75	458	6,146
Corporate securities	34,515	—	443	2,042	32,916
Residential mortgage-backed	445	4	24	23	442
Commercial mortgage-backed	1,873	—	10	54	1,829
Other asset-backed securities	5,491	7	34	130	5,388
Total debt securities	$53,961	$11	$592	$3,751	$50,791

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,120	$—	$1	$962	$3,159
Other government securities	1,345	—	1	252	1,094
Public utilities	5,716	—	29	589	5,156
Corporate securities	30,581	8	137	2,732	27,978
Residential mortgage-backed	374	6	14	44	338
Commercial mortgage-backed	1,674	—	3	100	1,577
Other asset-backed securities	4,243	25	11	196	4,033
Total debt securities	$48,053	$39	$196	$4,875	$43,335

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at December 31, 2025, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$1,415	$—	$2	$5	$1,412
Due after 1 year through 5 years	13,633	—	153	300	13,486
Due after 5 years through 10 years	13,686	—	270	308	13,648
Due after 10 years through 20 years	9,879	—	77	1,371	8,585
Due after 20 years	7,539	—	22	1,560	6,001
Residential mortgage-backed	445	4	24	23	442
Commercial mortgage-backed	1,873	—	10	54	1,829
Other asset-backed securities	5,491	7	34	130	5,388
Total	$53,961	$11	$592	$3,751	$50,791
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

As required by law in various states in which business is conducted, securities with a carrying value of $57 million and $83 million at December 31, 2025 and 2024, respectively, were on deposit with regulatory authorities.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans, as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2025	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$280	$2	$3	$13	$268
Alt-A	23	2	16	2	35
Subprime	7	—	4	—	11
Total non-agency RMBS	$310	$4	$23	$15	$314

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2024	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$145	$3	$2	$18	$126
Alt-A	52	3	8	11	46
Subprime	5	—	4	—	9
Total non-agency RMBS	$202	$6	$14	$29	$181

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest of $5 million and $1 million was written off during the years ended December 31, 2025 and 2024, respectively.

The following table summarizes the number of securities, fair value and the gross unrealized losses of debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	December 31, 2025			December 31, 2024
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$2	$68	16	$6	$172	21
Other government securities	1	48	7	2	47	13
Public utilities	7	419	44	26	835	92
Corporate securities	44	2,300	240	179	5,998	694
Residential mortgage-backed	2	43	21	3	96	52
Commercial mortgage-backed	2	163	30	18	265	31
Other asset-backed securities	16	673	69	9	641	51
Total temporarily impaired securities	$74	$3,714	427	$243	$8,054	954

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$849	$2,263	20	$956	$2,149	23
Other government securities	192	887	107	250	1,026	130
Public utilities	451	3,383	415	563	3,486	449
Corporate securities	1,998	12,130	1,502	2,553	13,956	1,828
Residential mortgage-backed	21	172	166	41	187	204
Commercial mortgage-backed	52	801	117	82	1,002	150
Other asset-backed securities	114	1,249	147	187	1,609	194
Total temporarily impaired securities	$3,677	$20,885	2,474	$4,632	$23,415	2,978

	Total			Total
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities (1)	Losses		securities (1)
U.S. government securities	$851	$2,331	31	$962	$2,321	38
Other government securities	193	935	113	252	1,073	142
Public utilities	458	3,802	454	589	4,321	524
Corporate securities	2,042	14,430	1,706	2,732	19,954	2,380
Residential mortgage-backed	23	215	187	44	283	255
Commercial mortgage-backed	54	964	146	100	1,267	175
Other asset-backed securities	130	1,922	211	196	2,250	238
Total temporarily impaired securities	$3,751	$24,599	2,848	$4,875	$31,469	3,752
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
Debt securities in an unrealized loss position as of December 31, 2025 did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of these securities.

As of December 31, 2025, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. As described below, the Company performed analyses of the financial performance of the underlying issues in an unrealized loss position and believes that recovery of the entire amortized cost of each such security is expected.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments

The roll-forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

December 31, 2025	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2025	$—	$—	$—	$8	$6	$—	$25	$39
Additions for which credit loss was not previously recorded	—	—	—	—	—	1	7	8
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	47	47
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	(72)	(72)
Reductions for securities disposed	—	—	—	(8)	(2)	—	—	(10)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	(1)	—	(1)
Balance at December 31, 2025 (2)	$—	$—	$—	$—	$4	$—	$7	$11

December 31, 2024	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2024	$—	$—	$—	$15	$6	$—	$—	$21
Additions for which credit loss was not previously recorded	—	—	16	—	16	—	27	59
Changes for securities with previously recorded credit loss	—	—	—	1	2	—	—	3
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	(6)	(16)	—	—	(22)
Reductions for securities disposed	—	—	(16)	(2)	(2)	—	—	(20)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2024 (2)	$—	$—	$—	$8	$6	$—	$25	$39

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $516 million and $435 million as of December 31, 2025 and 2024, respectively, and was excluded from the determination of credit losses for the years ended December 31, 2025 and 2024.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
Net Investment Income

The sources of net investment income were as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Debt securities (1)	$1,844	$1,546	$1,516
Equity securities	4	5	2
Mortgage loans	360	330	318
Policy loans	65	67	68
Limited partnerships	193	163	22
Other investment income	226	189	108
Total investment income excluding funds withheld assets	2,692	2,300	2,034
Investment expenses (2)(3)	(396)	(462)	(354)
Net investment income excluding funds withheld assets	2,296	1,838	1,680

Net investment income on funds withheld assets (see Note 8)	855	1,024	1,174
Net investment income	$3,151	$2,862	$2,854
(1) Includes changes in fair value gains (losses) on trading securities and includes $(20) million, $(77) million and $34 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to the change in fair value for securities carried under the fair value option.
(2) In the first quarter of 2024, interest costs principally associated with repurchase agreements and cash collateral were reclassified from interest expense to net investment income. All prior period amounts have been conformed to current period presentation.
(3) Includes expenses from consolidated variable interest entities, which includes changes in fair value of notes issued by those entities, of $(158) million, $(195) million, and $(186) million for the years ended December 31, 2025, 2024 and 2023, respectively

Investment income is not accrued on securities in default and otherwise where the collection is uncertain. In these cases, receipts of interest on such securities are used to reduce the cost basis of the securities.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $1 million, $4 million and $(20) million, for the years ended December 31, 2025, 2024 and 2023, respectively.

Net Gains (Losses) on Derivatives and Investments

Realized gains and losses on sales of investments are recognized in income at the date of sale and are determined using the specific cost identification method.

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Years Ended December 31,
	2025	2024	2023
Available-for-sale securities
Realized gains on sale	$23	$23	$22
Realized losses on sale	(40)	(136)	(397)
Credit loss income (expense)	(7)	(1)	(29)
Credit loss income (expense) on mortgage loans	(21)	16	(104)
Other (1)	(71)	87	(46)
Net gains (losses) excluding derivatives and funds withheld assets	(116)	(11)	(554)
Net gains (losses) on derivative instruments (see Note 5)	(3,241)	(6,801)	(5,310)
Net gains (losses) on derivatives and investments	(3,357)	(6,812)	(5,864)

Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	(1,304)	(1,052)	(1,801)
Total net gains (losses) on derivatives and investments	$(4,661)	$(7,864)	$(7,665)

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

The aggregate fair value of securities sold at a loss for the years ended December 31, 2025, 2024 and 2023 was $1,656 million, $2,921 million and $5,529 million, which was approximately 95%, 94% and 97% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $2.9 billion, $4.3 billion and $6.8 billion during the years ended December 31, 2025, 2024 and 2023, respectively.

Consolidated Variable Interest Entities ("VIEs")

The Company’s involvement with VIEs is primarily to invest in assets that gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its activities without additional subordinated financial support or where equity investors lack certain characteristics of a controlling financial interest. The Company performs ongoing qualitative assessments of variable interests in VIEs to determine whether it has a controlling financial interest and would therefore be considered the primary beneficiary of the VIE. If the Company determines it is the primary beneficiary of a VIE, it consolidates the assets and liabilities of the VIE in its Consolidated Financial Statements.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
Asset and liability information for the consolidated VIEs included on the Consolidated Balance Sheets are as follows (in millions):

	December 31,
	2025	2024
Assets
Debt securities, at fair value under fair value option	$2,698	$2,429
Equity securities	6	6
Other invested assets	979	620
Cash and cash equivalents	154	178
Other assets	51	51
Total assets	$3,888	$3,284

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$2,578	$2,343
Other liabilities	258	279
Total other liabilities	2,836	2,622
Total liabilities	$2,836	$2,622

Equity
Noncontrolling interests	$389	$218
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

•The carrying amounts of the Company’s investments in certain LPs and LLCs are recognized in other invested assets on the Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 16 of these Notes to Consolidated Financial Statements. The Company’s exposure to loss was limited to $2,709 million and $2,637 million as of December 31, 2025 and 2024, respectively, representing the aggregate capital invested and unfunded capital commitments related to the LPs and LLCs at those dates. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

•The Company's investments in certain mutual funds are recognized in equity securities on the Consolidated Balance Sheets and were $21 million and $19 million as of December 31, 2025 and 2024, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
Commercial and Residential Mortgage Loans

The following table shows commercial mortgage loans, residential mortgage loans, and the respective accrued interest thereon at December 31, 2025 and 2024 (in millions):

	December 31,
	2025	2024
Commercial mortgage loans (1)	$8,957	$8,826
Accrued interest receivable on commercial mortgage loans	34	34
Residential mortgage loans (2)	1,254	1,085
Accrued interest receivable on residential mortgage loans	13	7
(1) Net of an allowance for credit losses of $117 million and $116 million at each date, respectively.
(2) Net of an allowance for credit losses of $16 million and $5 million at each date, respectively.

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

At December 31, 2025, commercial mortgage loans were collateralized by properties located in 34 states, the District of Columbia, and Europe, while residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
The following table provides the change in the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

December 31, 2025	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2025	$23	$7	$44	$19	$20	$3	$5	$121
Charge offs, net of recoveries	—	(5)	(9)	—	—	—	—	(14)
Reductions for mortgages disposed	(1)	—	—	(1)	—	—	—	(2)
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	10	9	(7)	(1)	7	(1)	11	28
Balance at December 31, 2025 (1)(2)	$32	$11	$28	$17	$27	$2	$16	$133

December 31, 2024	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2024	$28	$4	$78	$27	$17	$6	$5	$165
Charge offs, net of recoveries	(3)	—	—	—	—	—	—	(3)
Reductions for mortgages disposed	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(2)	3	(34)	(8)	3	(3)	—	(41)
Balance at December 31, 2024 (1)(2)	$23	$7	$44	$19	$20	$3	$5	$121

(1) Accrued interest receivable totaled $47 million and $41 million as of December 31, 2025 and 2024, respectively, and was excluded from the determination of credit losses.
(2) Accrued interest amounting to $3 million and $1 million was written as of December 31, 2025 and 2024, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.
The following table provides information about our residential mortgage loans in process of foreclosure (in millions):

	December 31,
	2025	2024
Recorded investment (1)	$38	$29
Unpaid principal balance	45	33
Related loan allowance	1	1
Average recorded investment	29	30
Investment income recognized	1	1
(1) At December 31, 2025 and 2024, includes $4 million and $2 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
The following tables provide information about the credit quality with vintage year and category of mortgage loans (dollars in millions):

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios (1):
Less than 70%	$1,140	$508	$521	$466	$345	$4,296	$—	$7,276	81%
70% - 80%	206	129	62	221	353	316	—	1,287	14%
80% - 100%	—	—	25	46	24	151	—	246	3%
Greater than 100%	—	2	—	56	—	90	—	148	2%
Total commercial mortgage loans	1,346	639	608	789	722	4,853	—	8,957	100%

Debt service coverage ratios (2):
Greater than 1.20x	1,313	615	538	594	434	4,591	—	8,085	90%
1.00x - 1.20x	33	24	70	145	174	231	—	677	8%
Less than 1.00x	—	—	—	50	114	31	—	195	2%
Total commercial mortgage loans	1,346	639	608	789	722	4,853	—	8,957	100%

Residential mortgage loans
Performing	487	223	17	17	71	375	—	1,190	95%
Nonperforming	—	4	16	20	3	21	—	64	5%
Total residential mortgage loans	487	227	33	37	74	396	—	1,254	100%

Total mortgage loans	$1,833	$866	$641	$826	$796	$5,249	$—	$10,211	100%
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

	Accruing Loans (1)
December 31, 2025	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$2,866	$—	$—	$—	$2,866	$—	$—
Hotel	789	—	—	—	789	—	—
Office	1,062	—	—	109	1,171	—	—
Retail	1,664	—	—	—	1,664	—	—
Warehouse	2,217	—	—	—	2,217	—	—
Other	367	—	—	—	367	—	—
Total commercial	8,965	—	—	109	9,074	—	—
Residential (2)	1,124	69	16	61	1,270	—	2
Total	$10,089	$69	$16	$170	10,344	$—	$2
ACL					(133)
Total with ACL					$10,211

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments

	Accruing Loans (1)
December 31, 2024	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$2,450	$—	$—	$—	$2,450	$—	$—
Hotel	835	—	—	—	835	—	—
Office	1,317	—	—	—	1,317	—	—
Retail	1,685	—	—	—	1,685	—	—
Warehouse	2,134	—	—	—	2,134	—	—
Other	521	—	—	—	521	—	—
Total commercial	8,942	—	—	—	8,942	—	—
Residential (2)	833	154	24	79	1,090	—	2
Total	$9,775	$154	$24	$79	$10,032	$—	$2
ACL					(121)
Total with ACL					$9,911

(1) Amortized cost or fair value for loans carried at fair value under the fair value option.
(2) At December 31, 2025 and 2024, includes $19 million and $24 million, respectively, of loans 30-89 days past due and $16 million and $24 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides information about the mortgage loans modified during the periods indicated to borrowers experiencing financial difficulty (dollars in millions):

	Term Extension
	Amortized Cost Basis	Percent of Total Class
December 31, 2025
Commercial mortgage loans	$—	—%

December 31, 2024
Commercial mortgage loans	$24	0.27%
As of December 31, 2025, the above modified loans had no unfunded commitments.
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
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in millions):

	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
December 31, 2025
Commercial mortgage loans	$—	$—	$—

December 31, 2024
Commercial mortgage loans	$24	$—	$—

As of December 31, 2025 and 2024, stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $34 million and $27 million, respectively.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments

Equity Securities

Equity securities include common stocks, preferred stocks and mutual funds. All equity securities are carried at fair value with changes in value included in net investment income.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At December 31, 2025 and 2024, $3.5 billion and $3.5 billion of these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At December 31, 2025 and 2024, the Company had $0.9 billion and $0.9 billion, respectively, of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Other Invested Assets

Other invested assets primarily include investments in:

•Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock, which is carried at cost and adjusted for any impairment. At December 31, 2025 and 2024, FHLB capital stock had a carrying value of $119 million and $127 million, respectively;

•limited partnerships (“LPs”), which are carried at values determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At December 31, 2025 and 2024, investments in LPs had carrying values of $2.8 billion and $2.5 billion, respectively; and

•real estate, which is carried at the lower of depreciated cost or fair value and real estate occupied by the Company is carried at depreciated cost. At December 31, 2025 and 2024, real estate totaling $230 million and $232 million, respectively, included foreclosed properties with a book value of $20 million and $14 million, respectively.

Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of December 31, 2025 and 2024, the estimated fair value of loaned securities was $34 million and $13 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At December 31, 2025 and 2024, cash collateral received in the amount of $35 million and $14 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Consolidated Balance Sheets.

At December 31, 2025 and 2024, the outstanding repurchase agreement balance was $1.0 billion and $1.5 billion, respectively, having maturities within 30 days, and was included within repurchase agreements and securities lending payable in the Consolidated Balance Sheets. These repurchase agreements were collateralized with U.S. Treasury securities and corporate securities of $1.0 billion and $1.5 billion, respectively, at December 31, 2025 and 2024.

Part II | Item 8. Notes to Consolidated Financial Statements | 4. Investments
In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $45 million, $69 million and $45 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included within net investment income.

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

At December 31, 2025 and 2024, the fair value of the U.S. treasuries received was $1.5 billion and $1.5 billion, respectively, collateralized with corporate securities with a fair value of $1.6 billion and $1.6 billion, respectively. Subsequently, the Company provided these U.S. Treasury securities as collateral for derivative trades, and they are included as part of the derivative collateral disclosures.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Gross interest income of $66 million, $71 million, and nil and gross interest expense of $75 million, $79 million, and nil for the years ended December 31, 2025, 2024 and 2023, respectively, are included within net investment income.

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

During the third quarter of 2025, the Company began utilizing derivative instruments to economically hedge the equity market exposure related to the Company’s non-qualified voluntary deferred compensation plans. These derivative instruments are not designated as accounting hedges and are carried at fair value with gains or losses reported as a component of operating costs and other expenses, net of deferrals in the Consolidated Income Statements. See Note 20 - Benefit Plans of the Notes to Consolidated Financial Statements for further details on our non-qualified deferred compensation plans.

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

The Company manages the potential credit exposure for over-the-counter derivative contracts through evaluation of the counterparty credit standing, collateral agreements, and master netting agreements. The Company is exposed to credit-related losses in the event of nonperformance by counterparties, however, it does not anticipate nonperformance. There were no charges due to nonperformance by derivative counterparties in 2025, 2024 or 2023.

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

See Note 10 - Other Contract Holder Funds of these Notes to Consolidated Financial Statements for additional information on the accounting policies for these embedded derivatives within fixed index and registered index-linked annuities.

Embedded Derivatives—Funds Withheld Reinsurance Agreements

The Company has recorded an embedded derivative liability related to the Athene coinsurance agreement (the “Athene Embedded Derivative”) in accordance with FASB ASC 815-15-55-107 and 108, “Derivatives and Hedging Case B: Reinsurer’s Receivable Arising from a Modified Coinsurance Arrangement” as Jackson’s obligation under the Reinsurance Agreement is based on the total return of investments in a segregated funds withheld account rather than Jackson’s own creditworthiness. As the Reinsurance Agreement transfers the economics of the investments in the segregated funds withheld account to Athene, it will receive an investment return equivalent to owning the underlying assets. At inception of the Reinsurance Agreement, the Athene Embedded Derivative was valued at zero. Additionally, the inception fair value of the investments in the segregated funds withheld account differed from their book value and, accordingly, the amortization of this difference is reported in net gains (losses) on derivatives and investments in the Consolidated Income Statements, while the investments are held. Subsequent to the effective date of the Reinsurance Agreement, the Athene Embedded Derivative is measured at fair value with changes reported in net gains (losses) on derivatives and investments in the Consolidated Income Statements. The Athene Embedded Derivative Liability is included in funds withheld payable under reinsurance treaties in the Consolidated Balance Sheets. See “Athene Reinsurance” in Note 8 - Reinsurance of these Notes to Consolidated Financial Statements for additional information on the Athene Reinsurance Transaction.

Part II | Item 8. Notes to Consolidated Financial Statements | 5. Derivative Instruments
A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	December 31, 2025
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,379	$133	$114	$19
Equity index futures (2)	43,905	—	—	—
Equity index put options	16,500	114	—	114
Interest rate swaps - cleared (2)	2,485	—	—	—
Interest rate futures (2)	21,874	—	—	—
Total return swaps	3,544	22	43	(21)
Bond forwards	8,143	161	78	83
Total freestanding derivatives	97,830	430	235	195
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	863	(863)
Registered index-linked annuity embedded derivatives (3)	N/A	—	6,043	(6,043)
Total embedded derivatives	N/A	—	6,906	(6,906)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	11	1	10
Cross-currency forwards	1,133	7	21	(14)
Funds withheld embedded derivative (4)	N/A	1,752	—	1,752
Total derivatives related to funds withheld under reinsurance treaties	1,291	1,770	22	1,748
Total	$99,121	$2,200	$7,163	$(4,963)

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

Part II | Item 8. Notes to Consolidated Financial Statements | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Years Ended December 31,
	2025	2024	2023
Derivatives excluding funds withheld under reinsurance treaties and non-qualified voluntary deferred compensation plan
Cross-currency swaps	$32	$(66)	$(4)
Equity index call options	—	18	916
Equity index futures	(422)	(1,704)	(3,543)
Equity index put options	(609)	(358)	(2,172)
Interest rate swaps	36	(127)	(63)
Interest rate swaps - cleared	—	—	(10)
Put-swaptions	—	(516)	(61)
Interest rate futures	(96)	(2,741)	373
Total return swaps	(244)	(302)	(240)
Bond forwards	119	(21)	—
Fixed index annuity embedded derivatives	(24)	(38)	5
Registered index-linked annuity embedded derivatives	(2,033)	(946)	(511)
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	(3,241)	(6,801)	(5,310)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	(6)	6	(7)
Cross-currency forwards	(46)	27	(30)
Funds withheld embedded derivative	(562)	(154)	(690)
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	(614)	(121)	(727)
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$(3,855)	$(6,922)	$(6,037)

Derivatives related to non-qualified voluntary deferred compensation plan
Equity index futures	$14	$—	$—
Total return swaps	7	—	—
Total operating costs and other expenses related to non-qualified voluntary deferred compensation plan	$21	$—	$—

All the Company’s trade agreements for freestanding, over-the-counter derivatives, contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit.

At December 31, 2025 and 2024, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $151 million and $203 million, respectively, and held collateral was $130 million and $252 million, respectively, related to these agreements.

At December 31, 2025 and 2024, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $237 million and $267 million, respectively, and provided collateral was $295 million and $302 million, respectively, related to these agreements.

If all of the downgrade provisions had been triggered at December 31, 2025 and 2024, in aggregate, the Company would have had to disburse nil and $49 million, respectively, and would have been allowed to claim $79 million and $35 million, respectively.

Part II | Item 8. Notes to Consolidated Financial Statements | 5. Derivative Instruments
The Company pledged collateral of $1,403 million and $1,780 million as of December 31, 2025 and 2024, respectively, for initial margin related to uncleared margin for over-the-counter derivatives and exchange-traded futures. Variation margin on exchange traded futures is settled through the netting of cash paid/received for variation margin against the fair value of the trades.

The Company purchases equity options for which option premium payments are deferred (deferred premium options). The deferred premiums, along with interest incurred thereon, are payable at contract termination. During 2025, the Company deferred option premiums totaling $389 million. The purchase of these options is a non-cash transaction. Upon maturity, payment of the deferred premium is reported as a cash flow from financing activities.

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

The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
				Gross Amounts Not Offset in the Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative assets	$448	$—	$448	$297	$73	$53	$25
Financial Liabilities:
Freestanding derivative liabilities	$257	$—	$257	$20	$12	$221	$4
Derivative deferred premium payable	277	—	277	277	—	—	—
Securities lending	35	—	35	—	35	—	—
Repurchase agreements	1,001	—	1,001	—	—	1,001	—
Repurchase agreements - collateral upgrade	1,498	(1,498)	—	—	—	—	—
Total financial liabilities	$3,068	$(1,498)	$1,570	$297	$47	$1,222	$4

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

Part II | Item 8. Notes to Consolidated Financial Statements | 5. Derivative Instruments
In the above tables, the amounts of assets or liabilities presented in the Company’s Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude:
•net embedded derivative liabilities of $6,906 million and $3,942 million as of December 31, 2025 and 2024, respectively, as these derivatives are not subject to master netting arrangements; and
•the funds withheld embedded derivative asset (liability) of $1,752 million and $2,314 million at December 31, 2025 and 2024, respectively.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$50,791	$50,791	$43,335	$43,335
Equity securities	172	172	197	197
Mortgage loans (1)	10,211	9,948	9,911	9,351
Limited partnerships	2,836	2,836	2,505	2,505
Policy loans (1)	4,426	4,426	4,403	4,403
Freestanding derivative instruments	448	448	297	297
FHLBI capital stock	119	119	127	127
Cash and cash equivalents	5,704	5,704	3,767	3,767
Reinsurance recoverable on market risk benefits	118	118	121	121
Market risk benefit assets	7,867	7,867	8,899	8,899
Separate account assets	236,496	236,496	229,143	229,143

Liabilities
Annuity reserves (2)	45,965	45,458	38,640	36,522
Market risk benefit liabilities	3,754	3,754	3,774	3,774
Guaranteed investment contracts and funding agreements (3)	11,021	11,077	8,384	8,271
Funds withheld payable under reinsurance treaties (1)	14,960	14,960	16,742	16,742
Long-term debt	2,030	1,877	2,034	1,836
Securities lending payable (4)	35	35	14	14
Freestanding derivative instruments	257	257	361	361
Notes issued by consolidated VIEs	2,578	2,578	2,343	2,343
Repurchase agreements (4)	1,001	1,001	1,540	1,540
FHLB advances (5)	—	—	700	700
Separate account liabilities	236,496	236,496	229,143	229,143

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

For those securities that were internally valued at December 31, 2025 and 2024, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, are generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally, are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at December 31, 2025 and 2024. As a result of using that practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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

Market Risk Benefits

Our market risk benefits ("MRB") assets and MRB liabilities are reported separately on our Consolidated Balance Sheets. Increases to an asset or decreases to a liability are described as favorable changes to fair value. Changes in fair value are reported in Market risk benefits (gains) losses, net on the Consolidated Income Statements. However, the change in fair value related to our own non-performance risk is recognized as a component of other comprehensive income ("OCI") and is reported in Change in non-performance on market risk benefits, net of tax expense (benefit) on the Consolidated Statements of Comprehensive Income (Loss).

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

Fixed Index Annuities and RILA

Our FIA and RILA contracts may be issued with features that guarantee benefits that are payable upon death (GMDB) or upon depletion of funds (GMWB). These features are classified as MRBs and measured at fair value.

Where the guaranteed benefit features have explicit fees, the fair value of the MRB is measured as the difference between the present value of projected future guaranteed benefits and the present value of projected attributed fees (the attributed fee method). At inception of the contract, the Company attributes a percentage of total projected future fees expected to be assessed against the policyholder to offset the projected future guaranteed benefits over the lifetime of the contract. Where the projected attributed fees are sufficient to offset the projected guaranteed benefits at issue, the MRB has an initial fair value of zero resulting in no gain or loss on issuance of the contract. If the projected attributed fees are insufficient to offset the projected guaranteed benefits at issue, an MRB liability is recognized and the value of the MRB is deducted from the host contract liability resulting in no gain or loss on issuance of the contract.

If the guaranteed benefits do not have explicit fees, the fair value of the MRB is measured as the present value of projected future guaranteed benefits. At inception, the initial value of the MRB is deducted from the host contract liability resulting in no gain or loss on issuance of the contract.

See Note 12 - Market Risk Benefits of these Notes to Consolidated Financial Statements for more information regarding MRBs.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
Fair Value Option

The Company elected the fair value option for:
•Debt securities reflected on the Company’s Consolidated Balance Sheets as debt securities related to:
◦certain consolidated investments totaling $2,698 million and $2,429 million at December 31, 2025 and 2024, respectively.
◦certain debt securities the Company began purchasing during the third quarter of 2024, for purposes of mitigating components of exposure to changes in the value of certain market risk benefits. The Company elected the fair value option on these debt securities, with changes in fair value reflected in net income, to align with the corresponding changes in the value of the market risk benefits recognized through net income. These debt securities totaled $766 million and $501 million at December 31, 2025 and 2024, respectively.

•Certain funds withheld assets, which are held as collateral for reinsurance, totaling $3,867 million and $4,054 million at December 31, 2025 and 2024, respectively, as discussed above, and include mortgage loans as discussed below.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

	December 31,
	2025	2024
Fair value	$324	$449
Aggregate contractual principal	330	464

As of December 31, 2025, no loans in good standing for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

•Notes issued by consolidated VIEs totaling $2,578 million and $2,343 million at December 31, 2025 and 2024, respectively.

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Consolidated Financial Statements.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$3,005	$3,005	$—	$—
Other government securities	1,065	—	1,065	—
Public utilities	6,146	—	6,146	—
Corporate securities	32,916	—	32,570	346
Residential mortgage-backed	442	—	442	—
Commercial mortgage-backed	1,829	—	1,829	—
Other asset-backed securities	5,388	—	4,962	426
Equity securities	172	10	155	7
Mortgage loans	324	—	—	324
Limited partnerships (1)	250	—	—	250
Policy loans	3,537	—	—	3,537
Freestanding derivative instruments	448	—	448	—
Cash and cash equivalents	5,704	5,704	—	—
Reinsurance recoverable on market risk benefits	118	—	—	118
Market risk benefit assets	7,867	—	—	7,867
Separate account assets	236,496	—	236,496	—
Total	$305,707	$8,719	$284,113	$12,875

Liabilities
Embedded derivative liabilities (2)	$6,906	$—	$6,906	$—
Funds withheld payable under reinsurance treaties (3)	1,971	—	—	1,971
Freestanding derivative instruments	257	—	257	—
Notes issued by consolidated VIEs	2,578	—	2,578	—
Market risk benefit liabilities	3,754	—	—	3,754
Total	$15,466	$—	$9,741	$5,725

(1) Excludes $2,586 million of limited partnership investments measured at NAV equivalent.
(2) Includes the embedded derivative liabilities of $6,043 million related to RILA and $863 million of fixed index annuities, both included in other contract holder funds on the Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $1,752 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	December 31, 2025
Assets	Total	Internal	External
Debt securities:
Corporate	$346	$31	$315
Other asset-backed securities	426	84	342
Equity securities	7	1	6
Mortgage loans	324	—	324
Limited partnerships	250	1	249
Policy loans	3,537	3,537	—
Reinsurance recoverable on market risk benefits	118	118	—
Market risk benefit assets	7,867	7,867	—
Total	$12,875	$11,639	$1,236

Liabilities
Funds withheld payable under reinsurance treaties (1)	1,971	1,971	—
Market risk benefit liabilities	3,754	3,754	—
Total	$5,725	$5,725	$—

(1) Includes the Athene Embedded Derivative asset of $1,752 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on internally priced Level 3 assets and liabilities that use significant unobservable inputs (dollar amounts in millions):

As of December 31, 2025
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$118	Discounted cash flow	Mortality(1)	0.01% - 23.31%	Increase
			Lapse(2)	1.51% - 13.43%	Increase
			Utilization(3)	0.00% - 50.00%	Decrease
			Withdrawal(4)	41.00% - 48.50%	Decrease
			Non-performance risk adjustment(5)	0.30% - 1.09%	Increase
			Long-term Equity Volatility(6)	17.50% - 23.50%	Decrease

Market risk benefit assets	$7,867	Discounted cash flow	Mortality(1)	0.00% - 28.14%	Increase
			Lapse(2)	0.05% - 51.00%	Increase
			Utilization(3)	0.00% - 100.00%	Decrease
			Withdrawal(4)	4.15% - 100.00%	Decrease
			Non-performance risk adjustment(5)	0.57% - 1.67%	Increase
			Long-term Equity Volatility(6)	17.50% - 23.50%	Decrease

Liabilities
Market risk benefit liabilities	$3,754	Discounted cash flow	Mortality(1)	0.00% - 28.14%	Decrease
			Lapse(2)	0.05% - 51.00%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	4.15% - 100.00%	Increase
			Non-performance risk adjustment(5)	0.57% - 1.67%	Decrease
			Long-term Equity Volatility(6)	17.50% - 23.50%	Increase

(1) Mortality rates vary by attained age, guaranteed benefit election, and duration. The range displayed reflects ages from the minimum issue age for the benefit through age 95, which corresponds to the typical maturity age. A mortality improvement assumption is also applied.
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

•Investments: At December 31, 2025 and 2024, $117 million and $121 million, respectively, of debt securities, equity securities, and limited partnerships are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
The tables below provide roll-forwards for the years ended December 31, 2025 and 2024 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	December 31,
December 31, 2025		2025	(Loss)	Income (Loss)	Settlements	Level 3	2025
Assets
	Debt securities
	Public utilities	$44	$—	$—	$(44)	$—	$—
	Corporate securities	274	1	12	33	26	346
	Other asset-backed securities	661	(70)	22	88	(275)	426
	Equity securities	7	—	—	—	—	7
	Mortgage loans	449	9	—	(134)	—	324
	Limited partnerships	195	3	—	66	(14)	250
	Policy loans	3,489	6	—	42	—	3,537
	Reinsurance recoverable on market risk benefits	121	(3)	—	—	—	118
	Market risk benefit assets	8,899	(1,032)	—	—	—	7,867

Liabilities
	Funds withheld payable under reinsurance treaties	(1,353)	(573)	—	(45)	—	(1,971)
	Market risk benefit liabilities	(3,774)	430	(333)	(77)	—	(3,754)

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	December 31,
December 31, 2024		2024	(Loss)	Income (Loss)	Settlements	Level 3	2024
Assets
	Debt securities
	Other government securities	$150	$—	$6	$(156)	$—	$—
	Public utilities	41	(18)	7	(41)	55	44
	Corporate securities	83	5	(1)	153	34	274
	Other asset-backed securities	975	(13)	12	(313)	—	661
	Equity securities	8	(1)	—	—	—	7
	Mortgage loans	481	(5)	—	(27)	—	449
	Limited partnerships	135	26	—	34	—	195
	Policy loans	3,457	42	—	(10)	—	3,489
	Reinsurance recoverable on market risk benefits	149	(28)	—	—	—	121
	Market risk benefit assets	6,737	2,162	—	—	—	8,899

Liabilities
	Funds withheld payable under reinsurance treaties	(1,158)	(199)	—	4	—	(1,353)
	Market risk benefit liabilities	(4,785)	1,674	(663)	—	—	(3,774)

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the years ended December 31, 2025 and 2024 shown above are as follows (in millions):

December 31, 2025	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Public utilities	$—	$(44)	$—	$—	$(44)
Corporate securities	232	(199)	—	—	33
Residential mortgage-backed	4	(4)	—	—	—
Other asset-backed securities	524	(436)	—	—	88
Mortgage loans	130	(264)	—	—	(134)
Limited partnerships	73	(7)	—	—	66
Policy loans	—	—	230	(188)	42
Total	$963	$(954)	$230	$(188)	$51

Liabilities
Funds withheld payable under reinsurance treaties	—	—	(1,180)	1,135	(45)
Market risk benefit liabilities	—	—	(77)	—	(77)
Total	$—	$—	$(1,257)	$1,135	$(122)

December 31, 2024	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Other government securities	$—	$(156)	$—	$—	$(156)
Public utilities	4	(45)	—	—	(41)
Corporate securities	230	(77)	—	—	153
Other asset-backed securities	250	(563)	—	—	(313)
Mortgage loans	227	(254)	—	—	(27)
Limited partnerships	34	—	—	—	34
Policy loans	—	—	221	(231)	(10)
Total	$745	$(1,095)	$221	$(231)	$(360)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(697)	$701	$4
In 2025, transfers from Level 3 to Level 2 of the fair value hierarchy were $388 million and transfers from Level 2 to Level 3 were $139 million. There were $14 million transfers from Level 3 to NAV and no transfers from NAV to Level 3.

In 2024, transfers from Level 3 to Level 2 of the fair value hierarchy were $13 million, transfers from Level 2 to Level 3 were $102 million. There were no transfers from Level 3 to NAV or transfers from NAV to Level 3.

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
The portion of gains (losses) included in net income (loss) or OCI attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Year Ended December 31,
	2025		2024
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Public utilities	$—	$—	$(1)	$1
Corporate securities	1	10	(3)	(3)
Other asset-backed securities	(69)	21	(11)	5
Equity securities	—	—	(1)	—
Mortgage loans	9	—	(5)	—
Limited partnerships	3	—	26	—
Policy loans	6	—	42	—
Reinsurance recoverable on market risk benefits	(3)	—	(28)	—
Market risk benefit assets	(1,032)	—	2,162	—

Liabilities
Funds withheld payable under reinsurance treaties	(573)	—	(199)	—
Market risk benefit liabilities	430	(333)	1,674	(663)

Part II | Item 8. Notes to Consolidated Financial Statements | 6. Fair Value Measurements
Fair Value of Financial Instruments Carried at Other Than Fair Value

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions):

	December 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$9,887	$9,624	$—	$—	$9,624
Policy loans	889	889	—	—	889
FHLBI capital stock	119	119	119	—	—

Liabilities
Annuity reserves (1)	$39,059	$38,552	$—	$—	$38,552
Guaranteed investment contracts and funding agreements (2)	11,021	11,077	—	—	11,077
Funds withheld payable under reinsurance treaties	12,989	12,989	—	—	12,989
Long-term debt	2,030	1,877	—	1,877	—
Securities lending payable (3)	35	35	—	35	—
Repurchase agreements (3)	1,001	1,001	—	1,001	—
Separate account liabilities (5)	236,496	236,496	—	236,496	—

	December 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$9,462	$8,902	$—	$—	$8,902
Policy loans	914	914	—	—	914
FHLBI capital stock	127	127	127	—	—

Liabilities
Annuity reserves (1)	$34,698	$32,580	$—	$—	$32,580
Guaranteed investment contracts and funding agreements (2)	8,384	8,271	—	—	8,271
Funds withheld payable under reinsurance treaties	15,389	15,389	—	—	15,389
Long-term debt	2,034	1,836	—	1,836	—
Securities lending payable (3)	14	14	—	14	—
Repurchase agreements (3)	1,540	1,540	—	1,540	—
FHLB advances (4)	700	700	—	700	—
Separate account liabilities (5)	229,143	229,143	—	229,143	—

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

•Policy Loans: As described under “Policy Loans” in Note 4 – Investments of these Notes to Consolidated Financial Statements, due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The non-reinsurance related component of policy loans has been classified as Level 3 within the fair value hierarchy.

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

	Years Ended December 31,
	2025	2024	2023
Variable Annuities
Balance, beginning of period	$11,314	$11,967	$12,699
Deferrals of acquisition costs	526	411	394
Amortization	(1,030)	(1,064)	(1,126)
Variable Annuities balance, end of period	$10,810	$11,314	$11,967

RILA
Balance, beginning of period	$399	$185	$73
Deferrals of acquisition costs	294	244	124
Amortization	(56)	(30)	(12)
RILA balance, end of period	$637	$399	$185

Reconciliation of total DAC
Variable Annuities balance, end of period	$10,810	$11,314	$11,967
RILA balance, end of period	637	399	185
Other product lines, end of period	213	174	150
Total balance, end of period	$11,660	$11,887	$12,302
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

Pursuant to the Athene coinsurance agreement, the Company holds certain assets as collateral. At December 31, 2025 and 2024, assets held as collateral in the segregated custody account were $11.2 billion and $13.1 billion, respectively. The investments maintained in the segregated account are valued at statutory carrying value for purposes of determining periodic settlement amounts under the Athene coinsurance agreement. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.1 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $110 million at December 31, 2025.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 8. Reinsurance
The effect of reinsurance on premiums and benefits was as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Premiums
Direct	$334	$339	$328
Assumed	26	28	35
Ceded	(211)	(221)	(216)
Total premium	$149	$146	$147

Benefits
Direct	$1,369	$1,369	$1,582
Assumed	734	812	802
Ceded	(688)	(771)	(831)
Change in reserves, net of reinsurance	(488)	(542)	(588)
Total benefits	$927	$868	$965

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

The Company regularly monitors the financial strength ratings of its reinsurers. At December 31, 2025 and 2024, the Company had an allowance for credit losses (“ACL”) of $30 million and $27 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the Consolidated Balance Sheets. The ACL considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements.

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

Components of the Company’s reinsurance recoverable excluding MRBs were as follows (in millions):

	December 31,
	2025	2024
Reserves:
Life	$5,164	$5,205
Accident and health	525	450
Annuity benefits (1)	13,196	15,526
Claims liability and other	633	649
Total	$19,518	$21,830
(1)     Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

Components of the Company’s reinsurance recoverable on market risk benefits were as follows (in millions):

	Years Ended December 31,
	2025	2024
Variable annuity	$41	$62
Other product lines	77	59
Total	$118	$121

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

Funds withheld under reinsurance agreement with Athene

The Company recognizes a liability for the embedded derivative related to the funds withheld under the Athene reinsurance agreement within funds withheld payable under reinsurance treaties on the Consolidated Balance Sheets. The embedded derivative is measured at fair value with changes in fair value reported in net gains (losses) on derivatives and investments in the Consolidated Income Statements. At inception of the reinsurance agreement with Athene, the fair value of the withheld investments differed from their book value and, accordingly, while the investments are held, the amortization of this difference is reported in net gains (losses) on derivatives and investments in the Consolidated Income Statements. See Note 5 - Derivative Instruments of these Notes to Consolidated Financial Statements for more information on the embedded derivative.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 8. Reinsurance
The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items on the Consolidated Balance Sheets (in millions):

	December 31,
	2025	2024
Assets
Debt securities, available-for-sale	$7,947	$9,058
Debt securities, at fair value under the fair value option	6	116
Equity securities	88	125
Mortgage loans	2,102	2,611
Mortgage loans, at fair value under the fair value option	324	449
Policy loans	3,548	3,501
Freestanding derivative instruments, net	(4)	45
Other invested assets	712	777
Cash and cash equivalents	375	253
Accrued investment income	92	114
Other assets and liabilities, net	5	(41)
Total assets (1)	$15,195	$17,008

Liabilities
Funds held under reinsurance treaties (2)	$14,960	$16,742
Total liabilities	$14,960	$16,742
(1)     Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $1,752 million and $2,314 million at December 31, 2025 and 2024, respectively.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Consolidated Income Statements were as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Debt securities (1)	$372	$503	$644
Equity securities	5	12	(22)
Mortgage loans (2)	145	177	231
Policy loans	335	328	321
Limited partnerships	36	49	52
Other investment income	12	16	21
Total investment income on funds withheld assets	905	1,085	1,247
Other investment expenses on funds withheld assets (3)	(50)	(61)	(73)
Total net investment income on funds withheld reinsurance treaties	$855	$1,024	$1,174

(1) Includes $1 million, $1 million, and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to the change in fair value for securities carried under the fair value option.
(2) Includes $9 million, $(5) million, and $(3) million for the years ended December 31, 2025, 2024 and 2023, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

Part II | Item 8. Notes to Consolidated Financial Statements | 8. Reinsurance
The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Consolidated Income Statements were as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Available-for-sale securities
Realized gains on sale	$9	$5	$26
Realized losses on sale	(96)	(69)	(173)
Credit loss expense	(38)	(41)	(5)
Credit loss expense on mortgage loans	(5)	25	(32)
Other	10	(31)	12
Net gains (losses) on non-derivative investments	(120)	(111)	(172)
Net gains (losses) on derivative instruments	(52)	33	(37)
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	(1,132)	(974)	(1,592)
Total net gains (losses) on derivatives and investments	$(1,304)	$(1,052)	$(1,801)

(1) Includes the Athene embedded derivative gain (loss) of $(562) million, $(154) million and $(690) million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Reserves for future policy benefits for non-participating traditional and limited-payment insurance contracts are measured using the net premium ratio ("NPR") measurement model. The NPR measurement model accrues for future policy benefits in proportion to the premium revenue recognized. The reserve for future policy benefits is derived from the Company's best estimate of future net premium and future benefits and expenses, which is based on best estimate assumptions including mortality, persistency, claims expense, and discount rate. On an annual basis, or as circumstances warrant, we conduct a comprehensive review of our current best estimate assumptions based on our experience, industry benchmarking, and other factors, as applicable. Expense assumptions are updated based on estimates of expected non-level costs, such as termination or settlement costs, and costs after the premium-paying period and exclude acquisition costs or any costs that are required to be charged to expenses as incurred. Updates to assumptions are applied on a retrospective basis, and the change in the reserve for future policy benefits resulting from updates to assumptions is reported separately in the Consolidated Income Statements within the (gain) loss from updating future policy benefits cash flow assumptions, net. Each reporting period the reserve for future policy benefits is updated to reflect actual experience to date.

The Company establishes cohorts, which are groupings used to measure reserves for future policy benefits. In determining cohorts, the Company considers both qualitative and quantitative factors, including the issue year, type of product, product features, and legal entity.

The discount rate used to estimate reserves for future policy benefits is consistent with an upper-medium grade (low-credit risk) fixed-income corporate instrument yield, which has been interpreted to represent a single-A corporate instrument yield. This discount rate curve is determined by fitting a parametric function to yields to maturity and related times to maturity of market observable single-A rated corporate instruments. The discount rate used to recognize interest accretion on the reserves for future policy benefits is locked at the initial measurement of the cohort. Each reporting period thereafter, the reserve for future policy benefits is remeasured using the current discount rate. The difference between the reserve calculated using the current discount rate and the reserve calculated using the locked-in discount rate is recorded in OCI.

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

Additional Liabilities – Universal Life-type

For universal life-type insurance contracts, a liability is recognized for the policyholder’s account value as discussed further in Note 10 of these Notes to Consolidated Financial Statements. Where these contracts provide additional benefits beyond the account balance or base insurance coverage that are not market risk benefits or embedded derivatives, liabilities in addition to the policyholder’s account value are recognized. These additional liabilities for annuitization, death and other insurance benefits are reported within reserves for future policy benefits and claims payable. The methodology uses a benefit ratio defined as a constant percentage of the assessment base. This ratio is multiplied by current period assessments to determine the reserve accrual for the period. The assumptions used in the measurement of the additional liabilities for annuitization, death and other insurance benefits are based on best estimate assumptions including mortality, persistency, investment returns, and discount rates. These assumptions are similarly subject to the annual review process discussed above. As available-for-sale debt securities are carried at fair value, an adjustment is made to these additional liabilities equal to the change in liability that would have occurred if such securities had been sold at their stated fair value and the proceeds reinvested at current yields. This adjustment, along with the change in net unrealized gains (losses) on available-for-sale debt securities, net of applicable tax, is credited or charged directly to equity as a component of OCI.

See Note 10 - Other Contract Holder Funds of these Notes to Consolidated Financial Statements for more information regarding other contract holder funds.

Other Future Policy Benefits and Claims Payable

In conjunction with a prior acquisition, the Company recorded a fair value adjustment at acquisition related to certain annuity and interest-sensitive liability blocks of business to reflect the cost of the interest guarantees within the in-force liabilities, based on the difference between the guaranteed interest rate and at purchase assumed new money guaranteed interest rate. This adjustment is included in other future policy benefits and claims payable as disclosed in the table below. This liability is remeasured at the end of each period, taking into account changes in the in-force block. Any resulting change in the liability is recorded as a gain (loss) from updating future policy benefits cash flow assumptions, net through the Consolidated Income Statements.

In addition, annuity and life claims liabilities in course of settlement are included in other future policy benefits and claims payable as disclosed in the table below.

The following table summarizes the Company’s reserves for future policy benefits and claims payable balances (in millions):

	December 31,
	2025	2024
Reserves for future policy benefits
Payout Annuities	$1,169	$1,095
Closed Block Life	3,580	3,578
Closed Block Annuity	3,647	3,837
Reserves for future policy benefits	8,396	8,510
Additional liabilities
Closed Block Life	1,195	1,184
Other future policy benefits and claims payable	1,305	1,378
Reserves for future policy benefits and claims payable	$10,896	$11,072

Part II | Item 8. Notes to Consolidated Financial Statements | 9. Reserves for Future Policy Benefits and Claims Payable
The following tables present the roll-forward of components of reserves for future policy benefits (in millions):

	Present Value of Expected Net Premiums
	Year Ended December 31,			Year Ended December 31,
	2025			2024
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$—	$847	$—	$—	$1,140	$—
Beginning of period cumulative effect of changes in discount rate assumptions	—	125	—	—	113	—
Beginning balance at original discount rate	—	972	—	—	1,253	—
Effect of changes in cash flow assumptions	—	232	—	—	(193)	—
Effect of actual variances from expected experience	—	(33)	—	—	(2)	—
Balance adjusted for variances from expectation	—	1,171	—	—	1,058	—
Issuances	—	2	—	—	4	—
Interest accrual	—	35	—	—	41	—
Net premiums collected	—	(124)	—	—	(131)	—
Ending balance at original discount rate	—	1,084	—	—	972	—
End of period cumulative effect of changes in discount rate assumptions	—	(86)	—	—	(125)	—
Balance, end of period	$—	$998	$—	$—	$847	$—

For the year-ended December 31, 2025, the effect of actual variances from expected experience of $33 million was mainly attributed to slightly lower actual premiums versus expected premiums related to our closed block products, which are mostly reinsured, resulting in an immaterial net impact to the reserve balance.

Part II | Item 8. Notes to Consolidated Financial Statements | 9. Reserves for Future Policy Benefits and Claims Payable

	Present Value of Expected Future Policy Benefits
	Year Ended December 31,			Year Ended December 31,
	2025			2024
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$1,095	$4,425	$3,837	$1,090	$5,134	$4,215
Beginning of period cumulative effect of changes in discount rate assumptions	100	806	255	99	767	185
Beginning balance at original discount rate (including DPL of $91, $0 and $588 in December 31, 2025, and, $42, $0 and $626 in December 31, 2024 for payout annuities, closed block life and closed block annuity, respectively)	1,195	5,231	4,092	1,189	5,901	4,400
Effect of changes in cash flow assumptions	(20)	414	(8)	(41)	(247)	(13)
Effect of actual variances from expected experience	(16)	(30)	6	(34)	(6)	4
Balance adjusted for variances from expectation	1,159	5,615	4,090	1,114	5,648	4,391
Issuances	171	8	—	173	10	—
Interest accrual	47	150	169	45	165	182
Benefits payments	(150)	(524)	(455)	(137)	(592)	(481)
Ending balance of original discount rate (including DPL of $110, $0 and $546 in December 31, 2025, and, $91, $0 and $588 in December 31, 2024 for payout annuities, closed block life and closed block annuity, respectively)	1,227	5,249	3,804	1,195	5,231	4,092
End of period cumulative effect of changes in discount rate assumptions	(58)	(671)	(157)	(100)	(806)	(255)
Balance, end of period	$1,169	$4,578	$3,647	$1,095	$4,425	$3,837

Reserves for future policy benefits	1,169	3,580	3,647	1,095	3,578	3,837
Less: Reinsurance recoverable	128	2,012	4	109	1,978	4
Reserves for future policy benefits, after reinsurance recoverable	$1,041	$1,568	$3,643	$986	$1,600	$3,833

The following table presents the weighted average duration of the reserves for future policy benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity
December 31, 2025
Weighted average duration (years)	6.2	6.8	6.5
December 31, 2024
Weighted average duration (years)	6.5	6.9	6.6

The significant assumptions used in the liability for future policy benefits calculation consist of mortality, persistency, and discount rate. We undertook a comprehensive review of the significant assumptions used in the liability for future policy benefits calculation during 2025. Assumptions were unlocked with the most significant impact from an update to mortality. An update to mortality and lapse was made for the additional liabilities - universal life-type insurance contracts.

The discount rate assumption related to the single-A corporate instrument yield was updated based on current market data. Discount rates decreased in 2025 compared to 2024, based on the duration of the liability. This resulted in a increase in the liability. Refer to the roll-forward above for further details.

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

	December 31,
	2025		2024
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future benefit payments	$1,547	$1,059	$1,530	$1,003
Expected future gross premiums	—	—	—	—
Closed Block Life
Expected future benefit payments	6,875	4,696	6,820	4,539
Expected future gross premiums	3,810	2,429	4,589	2,729
Closed Block Annuity
Expected future benefit payments	4,618	3,101	4,988	3,226
Expected future gross premiums	$—	$—	$—	$—

The following table presents the amount of revenue and interest related to non-participating traditional and limited-pay insurance contracts recognized in the Consolidated Income Statements (in millions):

	Gross Premiums		Interest Expense
	Years Ended December 31,		Years Ended December 31,
	2025	2024	2025	2024
Payout Annuities	$67	$53	$47	$45
Closed Block Life	295	316	115	124
Closed Block Annuity	(2)	(2)	169	182
Total	$360	$367	$331	$351

The following table presents the weighted average interest rate for the reserves for future policy benefits at the cohort level for the locked-in discount rate (interest accretion rate), and current discount rate, weighted by the cohort's benefit reserve amount:

	December 31,
	2025	2024
Payout Annuities
Interest accretion rate	4.26%	4.06%
Current discount rate	5.10%	5.52%
Closed Block Life
Interest accretion rate	3.08%	3.05%
Current discount rate	5.31%	5.65%
Closed Block Annuity
Interest accretion rate	4.40%	4.40%
Current discount rate	5.16%	5.54%

Part II | Item 8. Notes to Consolidated Financial Statements | 9. Reserves for Future Policy Benefits and Claims Payable
The following table presents a roll-forward of Closed Block Life additional liabilities for annuitization, death and other insurance benefits (in millions):

	Years Ended December 31,
	2025	2024
Balance, beginning of period	$1,184	$1,153
Beginning of period cumulative effect of changes in shadow adjustments	23	17
Beginning balance excluding shadow	1,207	1,170
Effect of changes in cash flow assumptions	5	90
Effect of actual variances from expected experience	33	18
Interest accrual	58	57
Net assessments collected	(94)	(128)
Ending balance excluding shadow	1,209	1,207
End of period cumulative effect of changes in shadow adjustments	(14)	(23)
Balance, end of period	$1,195	$1,184

The following table presents the weighted average duration of Closed Block Life additional liabilities for annuitization, death and other insurance benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	December 31,
	2025	2024
Weighted average duration (years)	8.7	9.1

The significant assumptions used in the additional liability for annuitization, death and other insurance benefits calculation consist of mortality, persistency, investment returns, and crediting rate. We have undertaken a comprehensive review of the significant assumptions used in the additional liability for annuitization, death, and other insurance benefit calculations. An update to mortality and lapse was made for the additional liabilities.

The following table presents assessments and interest expense of Closed Block Life additional liabilities for annuitization, death and other insurance benefits recognized in the Consolidated Income Statements (in millions):

	Assessments		Interest Expense
	Years Ended December 31,		Years Ended December 31,
	2025	2024	2025	2024
Additional liability for annuitization, death and other insurance benefits	$(94)	$(128)	$58	$57

The following table presents the weighted average current discount rate of Closed Block Life additional liabilities for annuitization, death and other insurance benefits, applied at the cohort level weighted by reserve benefit amount:

	December 31,
	2025	2024
Weighted average current discount rate	5.00%	4.99%

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

Certain of our universal life-type contracts contain features that are not classified as market risk benefits or embedded derivatives but provide additional benefits beyond the account balance or base insurance coverage for which a liability in addition to the account balance is necessary. These additional liabilities for death or other insurance benefits are reported as a component of reserves for future policy benefits and claims payable in the Consolidated Balance Sheets. See Note 9 - Reserves for Future Policy Benefits and Claims Payable of these Notes to the Consolidated Financial Statements for more information regarding these additional liabilities.

•Investment contracts: Certain contracts without significant mortality or morbidity risk and certain annuities that lack insurance risk are treated as investment contracts. For investment contracts, payments received are reported as liabilities and accounted for in a manner consistent with the accounting for interest-bearing or other financial instruments, within other contract holder funds.

The Company issues a variety of annuity products including variable annuities, registered index linked annuities, fixed annuities, fixed index annuities, and payout annuities. For annuity contracts that are classified as investment contracts, the liability is the account balance as of the reporting date, reported within the other contract holder funds. For the variable annuity products, only the allocations to fixed fund options are reported in other contract holder funds.

•Embedded derivatives - product liabilities: For our RILA and fixed index annuities, the equity-linked option issued by the Company is accounted for at fair value as an embedded derivative on the Company's Consolidated Balance Sheets as a component of other contract holder funds, with changes in fair value recorded in net income.

The fair value of the embedded derivative for the FIA and RILA products is determined using an option-budget method with capital market inputs of market index returns and discount rates as well as actuarial assumptions including lapse, mortality and withdrawal rates. We typically update our actuarial assumptions annually, unless a material change is observed in an interim period that we feel is indicative of a long-term trend.

Our annuity products may contain certain features or guarantees that are classified as MRBs. These market risk benefits are a component of the market risk benefits line items in the Consolidated Balance Sheet. See Note 12 - Market Risk Benefits of these Notes to Consolidated Financial Statements for more information regarding market risk benefits.

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

•FABN funding agreements: Jackson has established a funding agreement-backed note (“FABN”) program, pursuant to which a special purpose statutory business trust may issue up to $32 billion aggregate principal amount of medium-term notes and deposit the proceeds with Jackson pursuant to a FABN funding agreement issued by Jackson to the special purpose statutory trust. The carrying values of the FABN funding agreements at December 31, 2025 and 2024 totaled $8.0 billion and $5.9 billion, respectively.

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

•FABCP funding agreements: In the second quarter of 2025, Jackson established a FABCP funding agreement program, pursuant to which a special purpose limited liability company may issue commercial paper and deposit the proceeds with Jackson under FABCP funding agreements issued by Jackson to the special purpose limited liability company. The current maximum aggregate principal amount permitted to be outstanding at any one time under the program is $3.0 billion. As of December 31, 2025, the Company had $626 million outstanding under the program.

•FHLB funding agreements: Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of funding agreements issued to, and short-term and long-term borrowings from, FHLBI. At December 31, 2025 and 2024, the Company held $119 million and $127 million of FHLBI capital stock, respectively, supporting $1.9 billion and $2.7 billion in FHLB funding agreements and short-term and long-term borrowings at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the FHLB funding agreements and short-term and long-term borrowings were collateralized by mortgage-related securities and commercial mortgage loans with a carrying value of $2.8 billion and $4.2 billion, respectively.

The following table presents the liabilities for other contract holder funds (in millions):

	December 31,
	2025	2024
Variable Annuity	$6,351	$7,206
RILA	20,282	11,685
Fixed Annuity	9,494	9,615
Fixed Index Annuities	7,946	8,515
Payout Annuity	854	844
Closed Block Life	10,494	10,750
Closed Block Annuity	1,057	1,149
Institutional Products	11,021	8,384
Other Product Lines	164	164
Total other contract holder funds	$67,663	$58,312

Part II | Item 8. Notes to Consolidated Financial Statements | 10. Other Contract Holder Funds
The following table presents a roll-forward of other contract holder funds, gross of reinsurance (in millions):

				Fixed		Closed	Closed
	Variable		Fixed	Indexed	Payout	Block	Block
	Annuity	RILA	Annuity	Annuities	Annuity	Life	Annuity	Total
Balance as of January 1, 2025	$7,206	$11,685	$9,615	$8,515	$844	$10,750	$1,149	$49,764
Deposits	855	6,926	1,085	816	220	272	3	10,177
Surrenders, withdrawals and benefits	(2,204)	(399)	(1,392)	(1,596)	(238)	(655)	(132)	(6,616)
Net transfers from (to) separate accounts	372	—	—	—	—	—	—	372
Investment performance / change in value of equity option	—	2,002	—	156	—	—	—	2,158
Interest credited	182	66	350	150	28	631	38	1,445
Policy charges and other	(60)	2	(164)	(95)	—	(504)	(1)	(822)
Balance as of December 31, 2025	$6,351	$20,282	$9,494	$7,946	$854	$10,494	$1,057	$56,478

				Fixed		Closed	Closed
	Variable		Fixed	Indexed	Payout	Block	Block
	Annuity	RILA	Annuity	Annuities	Annuity	Life	Annuity	Total
Balance as of January 1, 2024	$8,396	$5,219	$9,736	$10,243	$860	$11,039	$1,252	$46,745
Deposits	722	5,674	1,427	181	214	280	4	8,502
Surrenders, withdrawals and benefits	(2,160)	(193)	(1,706)	(2,298)	(258)	(694)	(151)	(7,460)
Net transfers from (to) separate accounts	94	—	—	—	—	—	—	94
Investment performance / change in value of equity option	—	948	—	232	—	—	—	1,180
Interest credited	225	37	319	175	28	613	45	1,442
Policy charges and other	(71)	—	(161)	(18)	—	(488)	(1)	(739)
Balance as of December 31, 2024	$7,206	$11,685	$9,615	$8,515	$844	$10,750	$1,149	$49,764

The following table presents weighted average crediting rate, net amount at risk, and cash surrender value of contract holder account balances (dollars in millions):

				Fixed		Closed	Closed
	Variable		Fixed	Indexed	Payout	Block	Block
	Annuity	RILA	Annuity	Annuities	Annuity	Life	Annuity
December 31, 2025
Weighted-average crediting rate (1)	2.87%	0.33%	3.69%	1.89%	3.28%	6.01%	3.60%
Net amount at risk (2)	$—	$—	$—	$—	$—	$14,750	$—
Cash surrender value (3)	$6,330	$19,736	$9,277	$7,711	$—	$10,445	$1,057
December 31, 2024
Weighted-average crediting rate (1)	3.12%	0.32%	3.32%	2.06%	3.32%	5.70%	3.92%
Net amount at risk (2)	$—	$—	$—	$—	$—	$15,713	$—
Cash surrender value (3)	$7,153	$11,285	$9,446	$8,256	$—	$10,694	$1,148
(1) Weighted average crediting rate is the average crediting rate weighted by contract holder account balances invested in fixed account funds.
(2) Net amount at risk represents the standard excess benefit base for guaranteed death benefits on universal life type products. The net amount at risk associated with market risk benefits are presented within Note 12 - Market Risk Benefits of these Notes to Consolidated Financial Statements.
(3) Cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less the applicable surrender charges.

At December 31, 2025 and 2024, excluding reinsurance business, approximately 93% and 94% of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively. At December 31, 2025 and 2024, excluding reinsurance business, approximately 82% and 82% of the Company’s closed block life account values correspond to crediting rates that are at the minimum guaranteed interest rates, respectively.

Part II | Item 8. Notes to Consolidated Financial Statements | 10. Other Contract Holder Funds
The following table presents contract holder account balances invested in fixed account funds by range of guaranteed minimum crediting rates and the related range of the difference between rates being credited to other contract holder funds and the respective guaranteed minimums (in millions):

	December 31, 2025
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	137	—	—	—	137
Greater than 2.50%	6,113	101	—	—	6,214
Total	$6,250	$101	$—	$—	$6,351

RILA
0.00%-1.50%	$5	$—	$3	$3	$11
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	136	93	—	—	229
Total	$141	$93	$3	$3	$240

Fixed Annuities
0.00%-1.50%	$25	$37	$12	$28	$102
1.51%-2.50%	16	1	1	—	18
Greater than 2.50%	3,001	33	—	278	3,312
Total	$3,042	$71	$13	$306	$3,432

Fixed Index Annuities
0.00%-1.50%	$3	$11	$2	$28	$44
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	36	—	86	53	175
Total	$39	$11	$88	$81	$219

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	10	—	—	11
Greater than 2.50%	5,251	388	720	5	6,364
Total	$5,252	$398	$720	$5	$6,375

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	11	12
Greater than 2.50%	872	18	24	—	914
Total	$872	$18	$25	$11	$926

Part II | Item 8. Notes to Consolidated Financial Statements | 10. Other Contract Holder Funds

	December 31, 2024
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$10	$—	$—	$10
1.51%-2.50%	153	—	—	—	153
Greater than 2.50%	7,043	—	—	—	7,043
Total	$7,196	$10	$—	$—	$7,206

RILA
0.00%-1.50%	$6	$—	$3	$4	$13
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	89	10	—	—	99
Total	$95	$10	$3	$4	$112

Fixed Annuities
0.00%-1.50%	$34	$44	$28	$1	$107
1.51%-2.50%	24	1	1	—	26
Greater than 2.50%	2,075	41	1	265	2,382
Total	$2,133	$86	$30	$266	$2,515

Fixed Index Annuities
0.00%-1.50%	$3	$8	$2	$38	$51
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	17	—	94	28	139
Total	$20	$8	$96	$66	$190

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	11	—	—	12
Greater than 2.50%	5,461	403	746	5	6,615
Total	$5,462	$414	$746	$5	$6,627

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	11	12
Greater than 2.50%	950	19	25	—	994
Total	$950	$19	$26	$11	$1,006

Part II | Item 8. Notes to Consolidated Financial Statements | 11. Separate Account Assets and Liabilities
11.    Separate Account Assets and Liabilities

The Company issues variable contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). The Company also issues variable contracts through separate accounts where the Company contractually guarantees to the contract holder (variable contracts with guarantees) the following: a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (guaranteed minimum death benefits, or "GMDB"), at annuitization (guaranteed minimum income benefits, or "GMIB"), upon the depletion of funds (guaranteed minimum withdrawal benefits, or "GMWB") or at the end of a specified period (guaranteed minimum accumulation benefits, or "GMAB"). These guarantees are classified as market risk benefits. See Note 12 - Market Risk Benefits of these Notes to Consolidated Financial Statements for more information regarding market risk benefits.

The separate account assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. At December 31, 2025 and 2024, the assets and liabilities associated with variable life and annuity contracts were $236 billion and $229 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company.

Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Consolidated Income Statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

The following table presents the roll-forward of the separate account balance for variable annuities (in millions):

	Years Ended December 31,
	2025	2024
Balance as of beginning of period	$228,851	$219,381
Deposits (1)	9,998	9,839
Surrenders, withdrawals and benefits (1)	(27,633)	(27,016)
Net transfer from (to) general account	(372)	(94)
Investment performance	28,278	29,532
Policy charges and other	(2,716)	(2,791)
Balance as of end of period, gross	$236,406	$228,851

Cash surrender value (2)	$231,711	$224,157
(1) Excludes certain internal exchanges.
(2) Cash surrender value represents the amount of the contract holder’s account balances distributable at the balance sheet date less applicable surrender charges.

The following table presents the reconciliation of the separate account balance on the Consolidated Balance Sheets (in millions):

	December 31,
	2025	2024
Variable Annuities	$236,406	$228,851
Other Product Lines	90	292
Total	$236,496	$229,143

Part II | Item 8. Notes to Consolidated Financial Statements | 11. Separate Account Assets and Liabilities
Included in the separate account balance of Other Product Lines above are separate account assets related to a Jackson-issued group variable annuity contract designed for use in connection with and issued to the Company’s Defined Contribution Retirement Plan ("the Plan"). As of December 31, 2024, these separate account assets, and the related separate account liabilities, totalled $208 million. During 2025, the Plan withdrew all assets held under this variable annuity contract and transferred them to other investment options under the Plan. As of December 31, 2025, separate account assets and separate account liabilities related to this variable annuity contract are nil.

The following table presents aggregate fair value of assets, by major investment asset category, supporting separate accounts (in millions):

	December 31,
	2025	2024
Variable Annuities By Fund Type
Equity	$171,046	$163,904
Bond	19,711	19,486
Balanced	43,317	42,909
Money Market	2,332	2,552
Total Variable Annuities	236,406	228,851
Other Product Lines	90	292
Total Separate Accounts	$236,496	$229,143

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

Changes in fair value are reported in Net (gains) losses on market risk benefits in the Consolidated Income Statements. However, the change in fair value related to our own non-performance risk is reported as a component of other comprehensive income in Change in non-performance risk on market risk benefits on the Consolidated Statements of Comprehensive Income (Loss).

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

See Note 6 - Fair Value Measurements of these Notes to Consolidated Financial Statements for more information regarding fair value measurements.

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

Fixed Index Annuities and RILA

Our FIA and RILA contracts may be issued with features that guarantee benefits that are payable upon death (GMDB) or upon depletion of funds (GMWB). These features are classified as MRBs and measured at fair value.

Where the guaranteed benefit features have explicit fees, the fair value of the MRB is measured as the difference between the present value of projected future guaranteed benefits and the present value of projected attributed fees (the attributed fee method). At inception of the contract, the Company attributes a percentage of total projected future fees expected to be assessed against the policyholder to offset the projected future guaranteed benefits over the lifetime of the contract. Where the projected attributed fees are sufficient to offset the projected guaranteed benefits at issue, the MRB has an initial fair value of zero resulting in no gain or loss on issuance of the contract. If the projected attributed fees are insufficient to offset the projected guaranteed benefits at issue, an MRB liability is recognized at issuance and the value of the MRB is deducted from the host contract liability resulting in no gain or loss on issuance of the contract.

If the guaranteed benefits do not have explicit fees, the fair value of the MRB is measured as the present value of projected future guaranteed benefits. At inception, the initial value of the MRB is deducted from the host contract liability resulting in no gain or loss on issuance of the contract.

The following table presents the reconciliation of the market risk benefits balance on the Consolidated Balance Sheets (in millions):

	December 31, 2025			December 31, 2024
	Variable	Other		Variable	Other
	Annuities	Product Lines	Total	Annuities	Product Lines	Total
Market risk benefit - (assets)	$(7,863)	$(4)	$(7,867)	$(8,894)	$(5)	$(8,899)
Market risk benefit - liabilities	3,598	156	3,754	3,718	56	3,774
Market risk benefit - net (asset) liability	$(4,265)	$152	$(4,113)	$(5,176)	$51	$(5,125)

Part II | Item 8. Notes to Consolidated Financial Statements | 12. Market Risk Benefits
The following table presents the roll-forward of the net MRB (assets) liabilities for variable annuities (dollars in millions):

	Years Ended December 31,
	2025	2024
Net MRB balance, beginning of period	$(5,176)	$(2,000)
Beginning of period cumulative effect of changes in non-performance risk	314	972
Net MRB balance, beginning of period, before effect of changes in non-performance risk	(4,862)	(1,028)
Effect of changes in interest rates	(72)	(3,555)
Effect of fund performance	(3,518)	(3,545)
Effect of changes in equity index volatility	509	(196)
Effect of expected policyholder behavior	758	820
Effect of actual policyholder behavior different from expected	572	673
Effect of time	1,957	1,537
Effect of changes in assumptions	374	432
Net MRB balance, end of period, before effect of changes in non-performance risk	(4,282)	(4,862)
End of period cumulative effect of changes in non-performance risk	17	(314)
Net MRB balance, end of period, gross	(4,265)	(5,176)

Reinsurance recoverable on market risk benefits at fair value, end of period	(41)	(62)
Net MRB balance, end of period, net of reinsurance	$(4,306)	$(5,238)

Weighted average attained age (years) (1)	70	70
Net amount at risk (2)	$5,471	$6,360
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

At each reporting date, the Company regularly evaluates the inputs and assumptions to be used to measure the fair value of the MRB assets and MRB liabilities. Since June 30, 2023, non-performance risk is incorporated into the calculation through the adjustment of the risk-free rate curve based only on credit spreads for debt and debt-like instruments issued by the Company or its insurance operating subsidiaries, adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries. Prior thereto, the non-performance risk adjustment was determined based on credit spreads indicated by a blend of yields on similarly rated peer debt and yields on Company debt. The change was made as a result of management’s determination that the reliability of credit spreads on debt and debt-like instruments issued by the Company as a measure of company-specific credit risk has increased due to sustained levels of market trading volume of these instruments.

The significant assumptions used in the MRB fair value calculations are discussed in Note 6 - Fair Value Measurements of these Notes to Consolidated Financial Statements.

The use of models and assumptions used to determine fair value of MRBs requires a significant amount of judgment. As such, we have undertaken a comprehensive review of the significant assumptions used.

During 2025, the following notable changes were made to the inputs and assumptions used in the fair value estimates of the MRB calculations:
•Decreases in short-term interest rates and slight increases in long-term interest rates led to lower assumed separate account returns, but also lower discount rates on primarily fee cashflows and higher discount rates on primarily claim cashflows. The combination of these effects resulted in a decrease to the MRB reserve.
•Increases in equity markets led to higher separate account fund performance and a decrease in future projected benefits, which resulted in a decrease in the MRB reserve.
•Impacts of our annual assumption review resulted in an increase in the MRB reserve. This reserve increase was primarily related to updated policyholder behavior assumptions such as lapse and partially offset by updated mortality assumptions and model enhancements.
•Increases in equity index volatility led to lower assumed separate account returns, which resulted in an increase in the MRB reserve.

Part II | Item 8. Notes to Consolidated Financial Statements | 12. Market Risk Benefits
•The non-performance risk adjustment decreased as a result of decreasing spreads which resulted in an increase in the MRB reserve that was recorded within OCI.

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

The aggregate carrying value of long-term debt was as follows (in millions):

	December 31,
	2025	2024
Long-Term Debt
5.170% Senior Notes due 2027	$399	$398
3.125% Senior Notes due 2031	496	497
5.670% Senior Notes due 2032	348	347
4.000% Senior Notes due 2051	490	490
Surplus notes due 2027	250	250
FHLBI bank loans due 2034 & 2035	47	52
Total long-term debt	$2,030	$2,034

The following table presents the contractual maturities of the Company's long-term debt as of December 31, 2025 (in millions):

	Calendar Year
	2026	2027	2028	2029	2030 and thereafter	Total
Long-term debt	$—	$649	$—	$—	$1,381	$2,030

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

Part II | Item 8. Notes to Consolidated Financial Statements | 13. Long-Term Debt
The credit agreement for the 2023 Revolving Credit Facility contains financial maintenance covenants, including a minimum adjusted consolidated net worth test of no less than 70% of our adjusted consolidated net worth as of September 30, 2022 (plus (to the extent positive) or minus (to the extent negative) 70% of the impact on such adjusted consolidated net worth resulting from the application of the one-time transition adjustment for the LDTI accounting change for insurance contracts, and plus 50% of the aggregate amount of any increase in adjusted consolidated net worth resulting from equity issuances by the Company and its consolidated subsidiaries after September 30, 2022), and a maximum consolidated indebtedness to total capitalization ratio test not to exceed 35%. Commitments under the 2023 Revolving Credit Facility terminate on February 24, 2028.

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

On March 15, 1997, the Company, through its subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $20 million in each of the years ended December 31, 2025, 2024 and 2023.

FHLB Loans

The Company received loans of $50 million from the FHLBI under its community investment program in both 2015 and 2014, which amortize on a straight-line basis over the loan term. The weighted average interest rate on these loans was 4.2% and 5.1% for the years ended December 31, 2025 and 2024, respectively.

The outstanding balance on these loans was $47 million and $52 million at December 31, 2025 and 2024, respectively. See Note 10 - Other Contract Holder Funds of these Notes to Consolidated Financial Statements for the carrying value of our collateralization of our FHLB obligations.

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

14.     Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. Advances of nil and $700 million were outstanding at December 31, 2025 and 2024, respectively, and were recorded in other liabilities. Interest expense on such advances was $6 million, $6 million, and $7 million for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 10 - Other Contract Holder Funds of these Notes to Consolidated Financial Statements for the carrying value of securities pledged as collateral for our FHLB obligations.

Part II | Item 8. Notes to Consolidated Financial Statements | 15. Income Taxes
15.     Income Taxes

U.S. Tax Law Changes

The One Big Beautiful Bill Act ("OBBBA") was enacted on July 4, 2025 and includes a broad range of tax reform provisions that impact corporations which are effective for the 2025 tax year. As of December 31, 2025, the corporate income tax provision effective for the 2025 tax year did not impact the Company's current income tax liability. As of December 31, 2025, the Company recorded a $2 million valuation allowance expense related to the provision in the law that impacted the Company's ability to utilize the deferred tax asset for the charitable contributions carryover.

Effective Tax Rate

The components of the provision for federal, state and local income taxes were as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
U.S. Income (Loss) from continuing operations before income tax (benefit) expense	$(159)	$992	$938

Income tax (benefit) expense from continuing operations:
Current tax (benefit) expense
Federal	$(15)	$(250)	$213
State and local	2	2	(2)
Total current tax (benefit) expense	(13)	(248)	211
Deferred tax (benefit) expense
Federal	(172)	275	(205)
State and local	(1)	19	(2)
Total deferred tax (benefit) expense	(173)	294	(207)
Total income tax (benefit) expense
Federal	(187)	25	8
State and local	1	21	(4)
Total income tax (benefit) expense	$(186)	$46	$4

The federal income tax provisions differ from the amounts determined by multiplying pretax income attributable to the Company by the statutory federal income tax rate of 21% as follows (in millions):

	Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. Federal Income taxes at statutory rate	$(33)	21.0%	$208	21.0%	$197	21.0%
Domestic Federal
Tax Credits
Foreign tax credits ("FTC") (1)	(64)	40.0%	(37)	(3.7)%	(48)	(5.1)%
Nontaxable and nondeductible items
Dividends received deduction	(121)	75.7%	(134)	(13.5)%	(133)	(14.2)%
Nondeductible compensation (2)	9	(5.8)%	11	1.1%	5	0.5%
Other (3)	2	(0.6)%	(4)	(0.5)%	(8)	(0.8)%
Net tax refund interest (benefit) (2)	(11)	7.2%	(9)	(0.9)%	(1)	(0.1)%
Valuation allowance	31	(19.7)%	(5)	(0.5)%	(5)	(0.5)%
Domestic state and local income taxes, net of federal effect (4)	1	(0.8)%	16	1.6%	(3)	(0.3)%
Total Income tax (benefit) expense	$(186)	117.0%	$46	4.6%	$4	0.5%
Reconciling items recorded in the current year to adjust prior year income taxes for items such as for the return-to-provision true-ups are included in the reconciling item category in which they would have been included in the prior year.

(1) For the years ended December 31, 2025, 2024 and 2023, this represents the net benefit from foreign tax credits generated by the fund investments of the variable life and annuity contracts.

Part II | Item 8. Notes to Consolidated Financial Statements | 15. Income Taxes
(2) For the year ending December 31, 2025, the Company has determined this meets the 5% disclosure threshold. As a result, comparative amounts are presented for the years ending December 31, 2024 and December 31, 2023.
(3) Aggregation of insignificant reconciling items that are less than the 5% of the computed income tax expense (benefit) threshold in each year presented.
(4) For the year ending December 31, 2025, state and local income taxes in Florida and Illinois comprise the majority of the state and local income taxes, net of federal category. For the year ending December 31, 2024, state and local income taxes in Florida comprise the majority of the state and local income taxes net of federal category. For the year ending December 31, 2023, state and local income taxes in New York comprise the majority of the state and local income taxes net of federal category.

The dividends received deduction (“DRD”) reduces the amount of income subject to tax. The DRD for the current period was estimated using information from 2024 and estimates of current year investments results. The actual current year DRD can vary based on factors such as changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

Income Taxes Paid (Refunded)

	Years Ended December 31,
	2025	2024	2023
U.S. Federal (1)	$(98)	$(10)	$(21)
U.S. State and Local (2)	1	2	—
Total	$(97)	$(8)	$(21)

(1) The income taxes refunded in 2025, 2024, and 2023 include $(11), $(12), and $(2) million of net IRS interest, respectively.
(2) For the year ending December 31, 2025 and December 31, 2024 payments to Florida comprise the majority of the state and local income taxes paid (refunded).
Deferred Taxes and Assessment of Valuation Allowance

The tax effects of significant temporary differences that gave rise to deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2025	2024
Gross deferred tax asset
Difference between financial reporting and the tax basis of:
Policy reserves and other insurance items	$237	$—
Employee benefits	144	147
Derivative investments	581	1,174
Tax Credits Carryforward	283	203
Net unrealized losses	684	1,013
Net operating loss carryforward	2,070	1,768
Other	47	64
Total gross deferred tax asset	4,046	4,369
Valuation allowance	(486)	(734)
Gross deferred tax asset, net of valuation allowance	$3,560	$3,635
Gross deferred tax liability
Difference between financial reporting and the tax basis of:
Policy reserves and other insurance items	$—	$(148)
Deferred acquisition costs and sales inducements	(2,305)	(2,368)
Other investment items	(468)	(598)
Other	(68)	(41)
Total gross deferred tax liability	(2,841)	(3,155)
Net deferred tax asset	$719	$480

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

The Company evaluated each component of the deferred tax asset and assessed the effects of limitations and/or interpretations on the value of such components to be fully recognized in the future. The Company also evaluated the likelihood of sufficient taxable income in the future to offset the available deferred tax assets based on evidence considered to be objective and verifiable. Based on the analysis at December 31, 2025 and 2024, the Company concluded that it is more likely than not that the $719 million and $480 million, respectively, of net deferred tax assets will be realized through future projected taxable income.

For the year ended December 31, 2025, changes in market conditions and interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses for the life insurance group. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery, our capital loss carryback capacity, along with reversing capital deferred tax liabilities.

As of December 31, 2025, based on all available evidence, the Company concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses and charitable contributions carryover, which was impacted by the OBBBA, that are not more likely than not to be realized. For the year ended December 31, 2025, the Company recorded an decrease of $250 million to the valuation allowance associated with the realized capital losses and the unrealized tax losses in the Company’s available for sale securities portfolio, and recorded an increase of $2 million for the charitable contributions carryover. The $248 million decrease for the twelve months ending December 31, 2025 to the valuation allowance consists of $280 million tax benefit recorded to other comprehensive income and $32 million tax expense recorded in the income tax expense. At December 31, 2025 and 2024, the Company has recorded a total valuation allowance of $486 million and $734 million, respectively, primarily associated with the unrealized tax losses in the Life Companies’ available for sale securities portfolio and charitable contributions carryover where it is not more likely than not that the full tax benefit of the losses will be realized.

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

	December 31,
	2025	2024
Federal net operating and capital loss carryforwards (1)	$9,481	$8,104
Section 382 net operating loss from previous acquisition (2)	137	137
State net operating and capital loss carryforwards (3)	816	594
Federal capital loss carryforwards (4)	164	116
Foreign Tax Credit (5)	276	196
Alternative Minimum Credit (6)	6	6
Other Tax Credits (7)	1	—
Total	$10,881	$9,153

(1) Unlimited carryforward.
(2) Subject to annual limitation. $126 million can be used in 2026. $126 million expires in 2026 and $11 million expires in 2027.
(3) For the year ended December 31, 2025, includes $497 million expires in 0-20 years and $319 million unlimited carryforward.
(4) For the year ended December 31, 2025, includes $11 million expires in 2028, $89 million expires in 2029, and $64 million expires in 2030.
(5) 10 year carryforward and begin to expire in 2031.
(6) Subject to Section 383 limitations.
(7) 20 year carryforward and begin to expire in 2041.

Accounting for Uncertainty in Income Taxes

The Company determines whether a tax position is more likely than not to be sustained upon examination by tax authorities. The portion of a tax position that is greater than the 50% likelihood of being realized is recorded on the financial statements and any unrecognized part of a position due to uncertainties are recorded as a liability and are charged to income tax in the period that determination is made. The Company has considered both permanent and temporary positions in determining the unrecognized tax benefit rollforward. At December 31, 2025 and 2024, the Company held no reserves related to unrecognized tax benefits.

The Company recognizes interest and penalties accrued, if any, related to unrecognized tax benefits as a component of income tax (benefit) expense. The Company did not recognize any interest and penalty expense in 2025, 2024 or 2023. For 2025 and 2024, the Company did not accrue any amounts for interest expense or penalties.

Tax Examinations and Litigation

The Company is subject to examination by the Internal Revenue Service and other tax authorities in jurisdictions in which the Company operates. The Company is not currently subject to federal, state or local income tax examination. The IRS completed an examination of the 2019-2023 Brooke Life Insurance Company and Subsidiaries federal consolidated returns during 2025 that resulted in no changes. Tax years from 2022 to 2025 remain open under the statute of limitations.

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

Part II | Item 8. Notes to Consolidated Financial Statements | 15. Income Taxes
Jackson Financial and its non-life insurance subsidiaries, Jackson Holdings, LLC and PPM, file a consolidated non-life federal income tax return. Brooke Life files a consolidated life insurance company tax return with Jackson, JNY, Squire Re II, Brooke Re, and Hickory Re. VFL International Life Company SPC, LTD is taxed as a controlled foreign corporation of Jackson. With the exception of several insignificant wholly-owned subsidiaries that are not included in the Brooke Life consolidated tax return, all other subsidiaries of Jackson are limited liability companies with all of their interests owned by Jackson. Accordingly, they are not considered separate entities for income tax purposes and, therefore, are taxed as part of the operations of Jackson. Income tax expense is calculated on a separate company basis.

Jackson Financial, Jackson Holdings LLC, and PPM have entered into written tax sharing agreements. These tax sharing agreements are generally based on a separate return basis with benefits for credits and losses.

Brooke Life, Jackson, JNY, Squire RE II, Brooke Re and Hickory Re have entered into written tax sharing agreements. These tax sharing agreements are generally based on a separate return basis with benefits for credits and losses.

CAMT liability is allocated to each company based on its share of the impact of CAMT in the respective consolidated tax return filing group in which it is a member.

16.    Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries are parties to legal actions and, at times, regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate their impact on the Company’s financial position. A reserve is established for contingent liabilities if it is probable that a loss has been incurred and the amount is reasonably estimable. It is possible that an adverse outcome in certain of the Company’s contingent liabilities, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company’s financial position. However, it is the opinion of management that the ultimate disposition of contingent liabilities is unlikely to have a material adverse effect on the Company’s financial position. Jackson has been named in civil litigation proceedings, which appear to be substantially similar to other class action litigation brought against many life insurers including allegations of misconduct in the sale and administration of insurance products. The Company accrues for legal contingencies once the contingency is deemed to be probable and reasonably estimable.

At December 31, 2025, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $708 million. At December 31, 2025, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $900 million.

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

At December 31, 2025 and 2024, the Company had operating lease net ROU assets of $54 million and $20 million and associated lease liabilities of $56 million and $26 million, respectively, classified within other assets and other liabilities, respectively. Net lease expense was $57 million, $53 million, and $43 million in 2025, 2024 and 2023, respectively, including expenses associated with software leases.

Part II | Item 8. Notes to Consolidated Financial Statements | 17. Leases
The following table summarizes the components of operating lease costs and other information related to operating leases recorded within operating costs and other expenses, net of deferrals (dollars in millions):

	Years Ended December 31,
	2025	2024	2023
Lease Cost:
Operating leases (1)	$7	$7	$7
Variable lease costs	4	4	4
Sublease income	(3)	(3)	(3)
Net Lease Cost	$8	$8	$8

Other Information:
Cash paid for amounts included in the measurement of operating lease liability	$9	$9	$10
ROU assets obtained in exchange for new lease liabilities	$48	$—	$2
Weighted average lease term	8 years	5 years	5 years
Weighted average discount rate	5.7%	4.2%	4.0%
(1) Operating lease costs exclude software leases, as intangible assets are excluded from the scope of Accounting Standard Codification 842, Leases.

At December 31, 2025, the maturities of operating lease liabilities were as follows (in millions):

2026	$11
2027	9
2028	8
2029	7
2030	7
Thereafter	37
Total	$79
Less: interest	23
Present value of lease liabilities	$56

18.    Share-Based Compensation

2021 Omnibus Incentive Plan

In April 2021, the Company’s Board of Directors adopted, and the Company’s shareholders approved, Jackson Financial Inc.’s 2021 Omnibus Incentive Plan (the “2021 OIP”). The 2021 OIP became effective upon the Company becoming an independent public company.

The 2021 OIP allows for stock-based awards including stock options, stock appreciation rights, restricted share awards, restricted share unit awards, performance share awards, and deferred share units. The 2021 OIP has a ten-year term, expiring in September 2031. The Company currently has restricted share unit and performance share unit equity-based compensation awards outstanding. Dividend equivalents generally accrue on restricted share units and performance share units outstanding as of the dividend record date. These dividend equivalents are accrued and are paid out only upon vesting of the related restricted share units and performance share units. Generally, the requisite service period is the vesting period. In the case of retirement (eligibility is based on the associate's age and years of service as provided in the relevant award agreement), awards vest in full but are subject to the satisfaction of any applicable performance criteria and paid in line with the original vesting date. The number of shares of the Company’s common stock that may be issued pursuant to awards under the 2021 OIP shall not exceed 11,000,000 shares paid out in cash, including shares withheld to cover associate payroll taxes, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded or granted again under the 2021 OIP.

The Company reflects the cash settled awards under the 2021 OIP as a liability classified plan and, therefore, reports the accrued compensation expense and the value of the cash settled awards within other liabilities. At December 31, 2025 and 2024, the Company had $132 million and $139 million, respectively, accrued for future payments under the 2021 OIP.

Part II | Item 8. Notes to Consolidated Financial Statements | 18. Share-Based Compensation
Restricted Share Units ("RSUs")

JFI grants RSUs to certain associates and non-employee directors. The majority of associate RSUs are expected to vest annually in three equal installments on the first through third anniversaries of the grant date, subject to forfeiture and transfer restrictions, and are payable in cash or shares at the Company’s discretion. For senior vice presidents and above, the awards are distributed only in shares. RSUs paid out in shares have immediate dividend rights and voting rights upon issuance of underlying shares when the share units vest. In lieu of cash dividend payments, the dividend equivalents on unvested RSUs are awarded in additional share units equal to the value of the dividends and are subject to the same vesting and distribution terms as the underlying RSU.

Outstanding unvested RSUs granted to associates were as follows:

Year Ended December 31, 2025	Share-Settled		Cash-Settled
	RSUs	Weighted-Average Grant Date Fair Value per Share	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested at beginning of period	558,991	$52.18	1,825,349	$51.44
Granted (1)	204,491	$82.80	579,257	$82.32
Vested	(302,583)	$52.08	(960,010)	$50.95
Forfeited	(6,741)	$69.30	(21,643)	$65.16
Unvested at end of period	454,158	$67.70	1,422,953	$66.14

(1) Includes dividend equivalents units granted in the current period on awards outstanding

Year Ended December 31, 2024	Share-Settled		Cash-Settled
	RSUs	Weighted-Average Grant Date Fair Value per Share	RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested at beginning of period	604,577	$36.93	2,122,780	$36.85
Granted (1)	311,851	$61.47	920,951	$61.62
Vested	(343,185)	$37.21	(1,172,161)	$37.77
Forfeited	(14,252)	$53.85	(46,221)	$50.05
Unvested at end of period	558,991	$52.18	1,825,349	$51.44

(1) Includes dividend equivalents units granted in the current period on awards outstanding

Performance Share Units ("PSUs")

JFI grants PSUs to certain associates. PSU awards entitle recipients to receive, upon vesting, on a one-for-one basis, a number of shares ranging from 0% to 200% of the number of PSUs awarded, depending on the level of achievement of specified performance conditions. For PSUs granted in 2025 and 2024, the awards also include a vesting modifier based on the Company's performance relative to a defined peer group. The awards generally are expected to cliff vest after a period of three years, subject to forfeiture and transfer restrictions, and are payable in cash or shares at the Company’s discretion. For senior vice presidents and above, the awards are distributed only in shares. PSU award recipients have immediate dividend rights and voting rights upon issuance of underlying shares when the share units vest. The dividends on unvested PSUs are awarded in additional share units equal to the value of the dividends and are subject to the same vesting and distribution terms as the underlying PSUs.

Part II | Item 8. Notes to Consolidated Financial Statements | 18. Share-Based Compensation
Outstanding unvested PSUs granted were as follows:

Year Ended December 31, 2025	Share-Settled		Cash-Settled
	PSUs	Weighted-Average Grant Date Fair Value per Share	PSUs	Weighted-Average Grant Date Fair Value per Share
Unvested at beginning of period	1,154,861	$48.55	395,163	$44.92
Granted (1)	202,898	$83.17	6,337	$92.65
Vested	(515,905)	$47.44	(209,872)	$47.39
Forfeited	(3,699)	$73.04	(2,794)	$50.80
Unvested at end of period	838,155	$60.64	188,834	$49.64
(1) Includes dividend equivalent units granted in the current period on awards outstanding

Year Ended December 31, 2024	Share-Settled		Cash-Settled
	PSUs	Weighted-Average Grant Date Fair Value per Share	PSUs	Weighted-Average Grant Date Fair Value per Share
Unvested at beginning of period	1,477,574	$35.59	687,751	$35.34
Granted (1)	300,747	$62.98	16,747	$75.93
Vested	(527,001)	$32.53	(258,968)	$32.33
Forfeited	(96,459)	$34.35	(50,367)	$34.15
Unvested at end of period	1,154,861	$48.55	395,163	$44.92
(1) Includes dividend equivalent units granted in the current period on awards outstanding

Compensation Cost

JFI charges the fair value of the RSUs and PSUs to expense over the requisite service period. For performance-based awards, JFI estimates the number of shares expected to vest at the end of the performance period based on the probable achievement of the performance objectives. RSUs have graded vesting features and JFI recognizes expense for those awards on a straight-line basis over the requisite service period. The Company recognizes forfeitures as they occur when recognizing share-based compensation expense.

For most of the equity-classified RSUs and PSUs, the fair value is based on the price of JFI’s common stock on the grant date. For PSU equity awards granted in 2025 and 2024, the Company measures fair value using a Monte Carlo simulation that considers the Company’s projected total shareholder return (“TSR”) relative to a defined group of peers as well as other inputs to estimate the grant date fair value of the awards.

For liability-classified RSUs and most liability-classified PSUs, the fair value is based on the price of JFI’s common stock as of the reporting date. For PSU liability awards granted in 2023, the Company uses a Monte Carlo simulation that considers the Company’s projected TSR relative to a defined group of peers as well as other inputs to estimate the grant date fair value of the awards.

Total expense related to these share-based plans was as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Compensation expense recognized	$132	$191	$107
Income tax benefit recognized	24	39	25

Unrecognized compensation cost for RSUs and PSUs under the Incentive Plan as of December 31, 2025 was $61 million with a weighted average recognition period of 1.01 years.

The shares issued under the OIP may be authorized and unissued, or reacquired treasury shares.

Part II | Item 8. Notes to Consolidated Financial Statements | 19. Statutory Accounting and Regulatory Matters
19.    Statutory Accounting and Regulatory Matters

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

At December 31, 2025 and 2024, Jackson’s statutory capital and surplus was $4.8 billion and $4.4 billion, respectively. Jackson had statutory net income (loss) of $1,590 million, $278 million, and $(122) million, in 2025, 2024 and 2023, respectively.

Furthermore, at December 31, 2025 and 2024, Brooke Life’s statutory capital and surplus was $5.6 billion and $5.1 billion, respectively, which includes its total investments in Jackson and Brooke Re of $5.6 billion and $5.1 billion, in 2025 and 2024, respectively. Brooke Life’s statutory net income (loss) was $1,026 million, $713 million, and $385 million in 2025, 2024, and 2023, respectively. Brooke Life’s statutory net income included a dividend payment of $1,115 million and $830 million from Jackson in 2025 and 2024, respectively.

The Company’s consolidated assets are primarily those of its life insurance subsidiary, Jackson. Under the Michigan Insurance Code, Jackson must notify the Michigan Director of Insurance prior to payment of any dividend. Ordinary dividends on capital stock are subject to a capacity calculation and may only be distributed out of earned surplus. Ordinary dividend capacity is limited to the greater of 10% of statutory surplus as of the preceding year end, excluding any increase arising from the application of permitted practices, or the statutory net income, excluding any net realized investment gains, for the twelve-month period ended on the preceding December 31, the result of which is reduced by cumulative dividends and other capital distributions occurring in the preceding twelve-month period. Earned surplus is reported unassigned surplus on the preceding December 31 reduced by any unrealized capital gains and effect of increase from the application of permitted practices, if any. The Michigan Director of Insurance may approve payment of dividends in excess of these amounts, which would be deemed an extraordinary dividend. As a result of cumulative dividends and other capital distributions occurring in the preceding 12 months as of December 31, 2025, future dividends from both Jackson and Brooke Life are expected to be classified as extraordinary. The Company’s insurance subsidiaries have received approval in the past for payments of extraordinary dividends.

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

In connection with the formation of Hickory Re in 2025, Jackson Financial remitted a $150 million capital contribution which was down streamed to its subsidiary, Hickory Re.

Brooke Life paid cumulative returns of capital of $1,025 million and $785 million in 2025 and 2024, which were up streamed to its ultimate parent, Jackson Financial.
The NAIC has developed certain risk-based capital (“RBC”) requirements for life insurance companies. Under those requirements, compliance is determined by a ratio of a company’s total adjusted capital (“TAC”), to its authorized control level RBC, each calculated in a manner prescribed by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice the authorized control level RBC (“Company action level RBC”). At December 31, 2025, Jackson and Brooke Life’s TAC remained well in excess of the Company action level RBC.

In addition, on the basis of statutory financial statements that insurers file with the state insurance regulators, the NAIC annually calculates twelve financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A usual range of results for each ratio is used as a benchmark and departure from the usual range on four or more of the ratios can lead to inquiries from individual state insurance departments. In 2025 and 2024, there were no significant exceptions to any ratios.

Part II | Item 8. Notes to Consolidated Financial Statements | 20. Benefit Plans
20.    Benefit Plans

Jackson has a defined contribution retirement plan covering substantially all associates and certain affiliates. Associates are immediately eligible to participate in Jackson’s matching contribution. To be eligible to participate in Jackson’s profit-sharing contribution, an associate must have attained the age of 21, completed at least 1,000 hours of service in a 12-month period and passed their 12-month employment anniversary. In addition, the associate must be employed on the applicable January 1 or July 1 entry date. Jackson’s annual profit-sharing contributions, as declared by Jackson’s Board of Directors, are based on a percentage of eligible compensation paid to participating associates during the year. In addition, Jackson matches a participant’s elective contributions, up to 6 percent of eligible compensation, to the plan during the year. The expense related to this plan was $39 million, $37 million, and $34 million in 2025, 2024 and 2023, respectively.

Jackson maintains non-qualified voluntary deferred compensation plans for certain associates and independent agents. At December 31, 2025 and 2024, the total aggregate liability for such plans was $481 million and $479 million, respectively, and was reported in other liabilities. The expense (income) related to these plans, including a match of elective deferrals for the agents’ deferred compensation plan and the change in value of participant elective deferrals, was $23 million, $48 million, and $58 million in 2025, 2024 and 2023, respectively. During the third quarter of 2025, the Company began utilizing derivative instruments to economically hedge the equity market exposure related to the Company’s non-qualified voluntary deferred compensation plans. These derivative instruments are not designated as accounting hedges and are carried at fair value with gains or losses reported as a component of operating costs and other expenses, net of deferrals in the Consolidated Income Statement.

21.    Operating Costs and Other Expenses

The following table is a summary of the Company’s operating costs and other expenses (in millions):

	Years Ended December 31,
	2025	2024	2023
Asset-based commission expenses	$1,153	$1,137	$1,022
Other commission expenses	1,144	928	720
Sub-advisor expenses	309	326	311
General and administrative expenses (1)	1,067	1,120	1,007
Deferral of acquisition costs	(876)	(686)	(511)
Total operating costs and other expenses	$2,797	$2,825	$2,549

(1) Includes gains (losses) on derivative instruments economically hedging liabilities related to the non-qualified voluntary deferred compensation plan beginning in the third quarter 2025.

Part II | Item 8. Notes to Consolidated Financial Statements | 22. Accumulated Other Comprehensive Income (Loss)

22.    Accumulated Other Comprehensive Income (Loss)

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

The following table represents changes in the balance of accumulated other comprehensive income ("AOCI"), net of income tax, related to unrealized investment gains (losses) (in millions):

	Years Ended December 31,
	2025	2024	2023
Balance, beginning of period (1)	$(3,522)	$(2,808)	$(3,378)

Change in unrealized gains (losses) of investments	1,531	(337)	1,337
Change in current discount rate - reserve for future policy benefits (2)	(192)	90	(187)
Change in non-performance risk on market risk benefits	(333)	(664)	(1,220)
Change in unrealized gains (losses) - other	(9)	5	(21)
Change in deferred tax asset	66	135	231
Other comprehensive income (loss) before reclassifications	1,063	(771)	140
Reclassifications from AOCI, net of tax	(11)	57	430
Other comprehensive income (loss)	1,052	(714)	570
Balance, end of period (1)	$(2,470)	$(3,522)	$(2,808)
(1)Includes $(1,269) million, $(1,597) million and $(1,612) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of December 31, 2025, 2024 and 2023, respectively.
(2)Represents the impact of changes in the discount rate used in the remeasurement of our direct reserves for future policy benefits and claims payable, net of the remeasurement of ceded reserves for future policy benefits and claims payable.

The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Consolidated Income Statements

	Years Ended December 31,
	2025	2024	2023
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$64	$69	$600	Net gains (losses) on derivatives and investments
Other impaired securities	(75)	(10)	(51)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	(11)	59	549
Income tax expense (benefit)	—	2	119
Reclassifications, net of income taxes	$(11)	$57	$430

Part II | Item 8. Notes to Consolidated Financial Statements | 23. Equity
23.    Equity

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

The following table presents the declaration date, record date, payment date and dividends paid per preferred share of, and per depositary share representing, the Series A Preferred Stock:

				Dividends Paid
	Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
Quarter Ended
03/31/2025	February 17, 2025	March 11, 2025	March 31, 2025	$500	$0.50
06/30/2025	May 2, 2025	June 12, 2025	June 30, 2025	$500	$0.50
09/30/2025	August 1, 2025	September 15, 2025	September 30, 2025	$500	$0.50
12/31/2025	October 30, 2025	December 4, 2025	December 30, 2025	$500	$0.50
Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	April 1, 2024	$500	$0.50
06/30/2024	May 2, 2024	June 6, 2024	July 1, 2024	$500	$0.50
09/30/2024	August 1, 2024	September 5, 2024	September 30, 2024	$500	$0.50
12/31/2024	November 1, 2024	December 5, 2024	December 30, 2024	$500	$0.50

Common Stock

At December 31, 2025 and 2024, the Company was authorized to issue up to 1 billion shares of common stock with a par value of $0.01 per share.

Part II | Item 8. Notes to Consolidated Financial Statements | 23. Equity
TPG Transaction

On February 11, 2026, Jackson Financial and TPG completed the transaction announced on January 6, 2026, resulting in TPG acquiring a $500 million equity stake in Jackson Financial. See Note 25 – Subsequent Events for more information.

Share Repurchase Program

On September 18, 2025, our Board of Directors authorized an increase of $1 billion in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of February 18, 2026, the Company had remaining authorization to purchase $903 million of its common shares.

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

Through December 31, 2025, we have incurred $10 million of excise tax in connection with share repurchases that exceeded stock issuances. The excise tax incurred was recognized as part of the cost basis of the treasury stock acquired and not reported as income tax expense.

The following table represents share repurchase activities as part of our share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2024 (January 1- March 31)	2,157,372	$116	$53.76
2024 (April 1- June 30)	1,294,473	90	69.16
2024 (July 1- September 30)	1,352,821	113	83.39
2024 (October 1- December 31)	974,324	96	98.31
Total 2024	5,778,990	$415	$71.65
2025 (January 1 - March 31)	1,966,909	172	87.69
2025 (April 1- June 30)	1,920,154	158	82.06
2025 (July 1- September 30)	1,636,094	154	94.32
2025 (October 1- December 31)	1,507,378	150	99.66
Total 2025	7,030,535	$634	$90.26
2026 (January 1 - February 18)	859,300	$99	$115.46

The following table presents changes in the number of shares of common stock outstanding:

	Common Stock Issued	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2023	94,481,006	(15,820,785)		78,660,221
Share-based compensation programs	7,309	492,103	(1)	499,412
Shares repurchased under repurchase program	—	(5,778,990)		(5,778,990)
Shares at December 31, 2024	94,488,315	(21,107,672)		73,380,643
Share-based compensation programs	—	475,524	(1)	475,524
Shares repurchased under repurchase program	—	(7,030,535)		(7,030,535)
Shares at December 31, 2025	94,488,315	(27,662,683)		66,825,632

(1) Represents net shares issued from treasury stock pursuant to the Company’s share-based compensation programs.

Part II | Item 8. Notes to Consolidated Financial Statements | 23. Equity
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

The following table presents declaration date, record date, payment date and dividends paid per share of JFI’s common stock:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
Quarter Ended
03/31/2025	February 17, 2025	March 11, 2025	March 20, 2025	$0.80
06/30/2025	May 2, 2025	June 12, 2025	June 26, 2025	$0.80
09/30/2025	August 1, 2025	September 15, 2025	September 25, 2025	$0.80
12/31/2025	October 30, 2025	December 4, 2025	December 18, 2025	$0.80
Quarter Ended
03/31/2024	February 20, 2024	March 12, 2024	March 21, 2024	$0.70
06/30/2024	May 2, 2024	June 6, 2024	June 20, 2024	$0.70
09/30/2024	August 1, 2024	September 5, 2024	September 19, 2024	$0.70
12/31/2024	November 1, 2024	December 5, 2024	December 19, 2024	$0.70
Quarter Ended
03/31/2023	February 27, 2023	March 14, 2023	March 23, 2023	$0.62
06/30/2023	May 8, 2023	June 1, 2023	June 15, 2023	$0.62
09/30/2023	August 7, 2023	August 31, 2023	September 14, 2023	$0.62
12/31/2023	November 6, 2023	November 30, 2023	December 14, 2023	$0.62

Dividend equivalents are generally accrued on RSUs and PSUs outstanding as of the record date. Dividend equivalents on RSUs and PSUs that are paid out in cash are recognized as compensation expense while those that are distributed in shares are recognized as dividends.

24.    Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income (loss) attributable to Jackson Financial common shareholders, by the weighted-average number of shares of common stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. The Company grants share-based awards subject to vesting provisions of the 2021 Omnibus Incentive Plan, which can have a dilutive effect. See Note 18 - Share-Based Compensation of these Notes to Consolidated Financial Statements for further description of our share-based awards.

Part II | Item 8. Notes to Consolidated Financial Statements | 24. Earnings Per Share
The following table sets forth the calculation of earnings per common share:

	Years Ended December 31,
	2025	2024	2023
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$27	$946	$934
Less: Preferred stock dividends	44	44	35
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(17)	$902	$899

Weighted average shares of common stock outstanding - basic	70,978,898	76,049,665	81,799,820
Dilutive common shares	207,171	759,722	1,777,406
Weighted average shares of common stock outstanding - diluted	71,186,069	76,809,387	83,577,226

Earnings per share—common stock
Basic	$(0.24)	$11.86	$10.99
Diluted	$(0.24)	$11.74	$10.76

25.    Subsequent Events

The Company has evaluated subsequent events through February 24, 2026, the date of the filing of the Form 10-K for the year ended December 31, 2025.

Dividends Declared to Shareholders

On February 16, 2026, our Board of Directors approved a first quarter cash dividend on JFI's common stock, $0.90 per common share, payable on March 26, 2026, to shareholders of record on March 16, 2026. The Company also declared a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on March 30, 2026, to depositary shares shareholders of record at the close of business on March 16, 2026.

Long-term Strategic Partnership with TPG

On January 6, 2026, Jackson announced that it entered a long-term strategic partnership with TPG, combining the strength of Jackson’s annuity product expertise and broad distribution network with TPG’s private credit platform. The partnership aims to expand Jackson’s spread-based product sales.

The transaction closed on February 11, 2026. At the closing, subsidiaries and affiliates of Jackson Financial and TPG entered into a non-exclusive investment management arrangements with a 10-year initial term with automatic 1-year renewals through year 15, with TPG providing Investment Grade Asset Based Finance and Direct Lending investment capabilities to complement the asset management capabilities of PPM America, Inc. ("PPM"), a Jackson subsidiary. Under the agreement, PPM will continue to manage the majority of Jackson’s general account and both Jackson and PPM will retain oversight of Jackson’s investment portfolio.

TPG acquired a $500 million equity stake in Jackson Financial consisting of 4,715,554 shares of Jackson Financial common stock, representing an approximately 6.5% common equity stake. Additionally, TPG issued to a wholly owned, indirect subsidiary of Jackson $150 million in TPG common shares, equating to 2,279,109 shares of its common stock. Under the terms of the transaction, TPG and Jackson have agreed to certain limitations on their ability to divest their respective ownership stakes over time.

Schedule I
Jackson Financial Inc.
Summary of Investments—Other Than Investments in Related Parties
(In millions)

	As of December 31, 2025
			Amount at
			Which Shown
	Cost or		on Balance
Type of Investment	Amortized Cost	Fair Value	Sheet
Debt securities:
Bonds:
U.S. government securities	$3,854	$3,005	$3,005
Other government securities	1,254	1,065	1,065
Public utilities	6,529	6,146	6,146
Corporate securities	34,515	32,916	32,916
Residential mortgage-backed	445	442	442
Commercial mortgage-backed	1,873	1,829	1,829
Other asset-backed securities	5,491	5,388	5,388
Total debt securities	53,961	50,791	50,791
Equity securities	172	172	172
Mortgage loans	10,211	N/A	10,211
Policy loans	4,426	N/A	4,426
Derivative instruments	448	N/A	448
Other invested assets	2,705	N/A	3,185
Total investments	$71,923		$69,233

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule II
Jackson Financial Inc.
(Parent Company Only)
Balance Sheets
(In millions, except share data)

	December 31,
	2025	2024
Assets
Debt securities, available-for-sale (amortized cost: 2025 $33)	$26	$—
Other invested assets	11	—
Investment in subsidiaries	8,975	8,756
Cash and cash equivalents	654	712
Accrued investment income	2	3
Intercompany receivables	2,030	2,027
Deferred income taxes, net	4	5
Other assets	1	4
Total assets	$11,703	$11,507

Liabilities and Equity
Liabilities
Senior Notes due 2027 - unaffiliated (1) (2)	$399	$398
Senior Notes due 2031 - unaffiliated (1) (2)	496	497
Senior Notes due 2032 - unaffiliated (1) (2)	348	347
Senior Notes due 2051 - unaffiliated (1) (2)	490	490
Other liabilities	17	11
Total liabilities	1,750	1,743
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; 22,000 shares issued and outstanding at December 31, 2025 and December 31, 2024; liquidation preference $25,000 per share (See Note 23 - Equity to Consolidated Financial Statements)	533	533
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 66,825,632 and 73,380,643 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively (See Note 23 - Equity to Consolidated Financial Statements)	1	1
Additional paid-in capital	6,063	6,046
Treasury stock, at cost; 27,662,683 and 21,107,672 shares at December 31, 2025 and 2024, respectively	(1,645)	(1,007)
Accumulated other comprehensive income (loss)	(2,470)	(3,522)
Retained earnings (deficit)	7,471	7,713
Total equity	9,953	9,764
Total liabilities and equity	$11,703	$11,507

(1) See Note 13 - Long-Term Debt to our Consolidated Financial Statements for additional information regarding these borrowings.
(2) Includes unamortized debt issuance costs totaling $12 million and $14 million for the senior notes on a combined basis at December 31, 2025 and 2024, respectively.

(continued)

Schedule II
Jackson Financial Inc.
(Parent Company Only)
Statements of Income
(In millions)

	For the Years Ended December 31,
	2025	2024	2023
Revenues
Net investment income	$28	$25	$29
Dividends from subsidiaries	—	—	360
Interest income from subsidiaries	90	90	91
Other income	—	(1)	(2)
Total revenues	118	114	478

Benefits and Expenses
Interest expense	78	78	84
Operating costs and other expenses	41	46	34
Total benefits and expenses	119	124	118
Pretax income	(1)	(10)	360
Income tax expense (benefit)	4	(3)	1
Subsidiary equity earnings (loss)	32	953	575
Net income (loss)	27	946	934
Less: Dividends on preferred stock	44	44	35
Net income (loss) attributable to common shareholders	$(17)	$902	$899

(continued)

Schedule II
Jackson Financial Inc.
(Parent Company Only)
Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$27	$946	$934
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary equity earnings	(32)	(953)	(575)
Amortization of discount and premium on investments	—	—	(23)
Change in other assets and liabilities, net	17	58	62
Net cash provided by (used in) operating activities	12	51	398

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	—	—	1,373
Purchases of:
Debt securities	(33)	—	(900)
Other investing activities	(12)	(1)	(26)
Net cash provided by (used in) investing activities	(45)	(1)	447

Cash flows from financing activities:
Payments on debt	—	—	(598)
Capital distribution from subsidiary	1,025	785	150
Capital contribution to subsidiary	(155)	(25)	(15)
Dividends on common stock	(223)	(211)	(201)
Dividends on preferred stock	(44)	(44)	(35)
Purchase of treasury stock	(669)	(442)	(306)
Issuance of preferred stock	—	—	533
Other financing activities	41	—	—
Net cash provided by (used in) financing activities	(25)	63	(472)
Net increase (decrease) in cash and cash equivalents	(58)	113	373
Cash and cash equivalents, beginning of year	712	599	226
Total cash and cash equivalents, end of year	$654	$712	$599

Non-cash financing transactions
Non-cash dividend equivalents on stock based awards	$(5)	$(5)	$(8)

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule III
Jackson Financial Inc.
Supplemental Insurance Information
(In millions)

		Reserves for
	Deferred	Future Policy
	Acquisition	Benefits and	Other Contract
	Costs	Claims Payable	Holder Funds
December 31, 2025
Retail Annuities	$11,567	$1,495	$44,927
Institutional Products	—	—	11,021
Closed Life and Annuity Blocks	93	9,401	11,715
Corporate and Other	—	—	—
Total	$11,660	$10,896	$67,663

December 31, 2024
Retail Annuities	$11,786	$1,408	$37,865
Institutional Products	—	—	8,384
Closed Life and Annuity Blocks	101	9,664	12,063
Corporate and Other	—	—	—
Total	$11,887	$11,072	$58,312

December 31, 2023
Retail Annuities	$12,192	$1,426	$34,454
Institutional Products	—	—	8,406
Closed Life and Annuity Blocks	110	10,472	12,459
Corporate and Other	—	—	—
Total	$12,302	$11,898	$55,319

(continued)

Schedule III
Jackson Financial Inc.
Supplemental Insurance Information
(In millions)

			Interest Credited	Deferred
			on Other	Acquisition and	Operating
		Net Investment	Contract Holder	Sales Inducements	Costs and
	Premium	Income	Funds	Amortization	Other Expenses
December 31, 2025
Retail Annuities	$67	$935	$420	$592	$2,490
Institutional Products	—	535	438	—	5
Closed Life and Annuity Blocks	91	724	363	8	145
Corporate and Other	—	38	—	—	157
Segment subtotal	158	2,232	1,221	600	2,797
Non-operating items (1)	(9)	919	—	503	—
Total	$149	$3,151	$1,221	$1,103	$2,797

December 31, 2024
Retail Annuities	$52	$725	$362	$559	$2,457
Institutional Products	—	438	338	—	4
Closed Life and Annuity Blocks	103	659	410	8	150
Corporate and Other	—	(2)	—	—	214
Segment subtotal	155	1,820	1,110	567	2,825
Non-operating items (1)	(9)	1,042	—	541	—
Total	$146	$2,862	$1,110	$1,108	$2,825

December 31, 2023
Retail Annuities	$21	$436	$374	$551	$2,178
Institutional Products	—	408	334	—	5
Closed Life and Annuity Blocks	136	644	437	10	163
Corporate and Other	—	58	—	—	203
Segment subtotal	157	1,546	1,145	561	2,549
Non-operating items (1)	(10)	1,308	—	591	—
Total	$147	$2,854	$1,145	$1,152	$2,549
(1) See Note 3- Segment Information to our Consolidated Financial Statements for further details on the non-operating items.

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule IV
Jackson Financial Inc.
Reinsurance
For the Years Ended December 31, 2025, 2024, and 2023
(In millions)

					% Amount
					Assumed to
	Gross Amount	Ceded	Assumed	Net Amount	Net
December 31, 2025
Life insurance in-force	$64,961	$35,414	$13,552	$43,099	31.4%
Insurance premium
Life insurance	$246	$180	$25	$91	27.5%
Accident and health	21	22	1	—
Payout annuity	67	—	—	67
Annuity guaranteed benefits	—	9	—	(9)
Total insurance premium	$334	$211	$26	$149	17.4%

December 31, 2024
Life insurance in-force	$69,428	$37,458	$14,238	$46,208	30.8%
Insurance premium
Life insurance	$264	$187	$26	$103	25.2%
Accident and health	22	24	2	—
Payout annuity	53	—	—	53
Annuity guaranteed benefits	—	10	—	(10)
Total insurance premium	$339	$221	$28	$146	19.2%

December 31, 2023
Life insurance in-force	$75,239	$40,972	$15,545	$49,812	31.2%
Insurance premium
Life insurance	$280	$176	$32	$136	23.5%
Accident and health	26	29	3	—
Payout annuity	22	—	—	22
Annuity guaranteed benefits	—	11	—	(11)
Total insurance premium	$328	$216	$35	$147	23.8%

See the accompanying Report of Independent Registered Public Accounting Firm

Schedule V
Jackson Financial Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2025 and 2024
(In millions)

	Balance at	Charged to
	Beginning	Costs and				Balance at
	of Period	Expenses		Deductions		End of Period
December 31, 2025
Allowance for credit losses on debt securities	$39	$55		$(83)	(1)	$11
Allowances for credit losses on mortgage and other loans	121	(14)		26	(2)	133
Allowance for credit losses on reinsurance recoverable	27	3		—		30
Valuation allowance on deferred tax asset	734	—		(248)	(3)	486
	$921	$44		$(305)		$660

December 31, 2024
Allowance for credit losses on debt securities	$21	$62		$(44)	(1)	$39
Allowances for credit losses on mortgage and other loans	165	(3)		(41)	(2)	121
Allowance for credit losses on reinsurance recoverable	29	—		(2)		27
Valuation allowance on deferred tax asset	689	45	(3)	—		734
	$904	$104		$(87)		$921
(1) Represents reductions for securities disposed.
(2) Represents provision (release) of allowance for write-offs and reductions for mortgages disposed.
(3) Includes increase (decrease) of $(248) million and $46 million valuation allowance during the years ended December 31, 2025 and 2024, respectively, associated with the unrealized tax losses in the companies' available for sale securities portfolio, see Note 15. Income Taxes of the Notes to Consolidated Financial Statements for further information.

See the accompanying Report of Independent Registered Public Accounting Firm

Part II Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this Form 10-K, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

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

The Company’s management, under the oversight of Jackson Financial's Audit Committee, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under that framework, the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by
KPMG LLP, an independent registered public accounting firm, as stated in their “Report of Independent Registered Public
Accounting Firm” included in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Item 9B. Other Information

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2025, none of our Section 16 officers or JFI directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Jackson Financial’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Unless stated otherwise below, all information required by Items 10, 11, 12 (including equity compensation plan information), 13 and 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for the Company's 2026 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 calendar days after the close of the fiscal year pursuant to Regulation 14A; provided that the information contained in the definitive proxy statement under the headings “Compensation Discussion and Analysis – Compensation Committee Report” and “Pay vs. Performance” shall not be deemed “filed” by virtue of this incorporation by reference.

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

3.3
Certificate of Designations with respect to the Series A Preferred Stock of Jackson Financial Inc., dated March 10, 2023, incorporated by reference to Exhibit 3.1 of Jackson Financial Inc.’s Current Report on Form 8-K, filed March 13, 2023.

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

10.6†
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

10.8†*	Retirement Agreement, dated January 20, 2026, by and between Craig Smith and PPM America, Inc.
10.9†
Retirement Agreement, dated October 7, 2025, by and between Marcia Wadsten and Jackson National Life Insurance Company, incorporated by reference to Exhibit 10.2 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed November 4, 2025.

10.10†
Separation Agreement, dated August 14, 2025, by and between Scott Romine and Jackson National Life Distributors, LLC, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed November 4, 2025.

10.11†
Offer Letter Agreement, dated and signed April 7, 2025, by and between Christopher Raub and Jackson National Life Insurance Company, incorporated by reference to Exhibit 10.3 of Jackson Financial Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed May 7, 2025.

10.12†
Offer Letter Agreement, dated and signed May 23, 2024, by and between Craig Anderson and Jackson National Life Insurance Company, incorporated by reference to Exhibit 10.3 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed August 7, 2024.

10.13†
Offer Letter Agreement, dated May 23, 2024 and signed May 24, 2024, by and between Don Cummings and Jackson National Life Insurance Company, incorporated by reference to Exhibit 10.4 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed August 7, 2024.

10.14†
Offer Letter Agreement, dated May 23, 2024 and signed May 28, 2024, by and between Marcia Wadsten and Jackson National Life Insurance Company, incorporated by reference to Exhibit 10.5 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed August 7, 2024.

10.15†
Offer Letter, dated as of December 13, 2021, by and between Scott E. Romine, incorporated by reference to Exhibit 10.20 of Jackson National Life Insurance Company’s Post-Effective Amendment No. 1 to its Registration Statement under the Securities Act of 1933 on Form S-1, filed April 22, 2022.

Part IV Item 15. Exhibits, Financial Statement Schedules

10.16†
Offer Letter, dated July 29, 2021, by and between Carrie Chelko and Jackson National Life Insurance Company, incorporated herein by reference to Exhibit 10.14 to Jackson National Life Insurance Company's Post Effective Amendment No. 3 to Form S-1 Registration Statement, filed April 9, 2024.

10.17†
Offer Letter Agreement, dated as of February 10, 2021, by and between Laura L. Prieskorn, incorporated by reference to Exhibit 10.19 of Jackson National Life Insurance Company’s Post-Effective Amendment No. 1 to its Registration Statement under the Securities Act of 1933 on Form S-1, filed April 22, 2022.

10.18†
Offer Letter Agreement, dated as of February 10, 2021, by and between Marcia L. Wadsten, incorporated by reference to Exhibit 10.21 of Jackson National Life Insurance Company’s Post-Effective Amendment No. 1 to its Registration Statement under the Securities Act of 1933 on Form S-1, filed April 22, 2022.

10.19†
Offer Letter Agreement, dated as of October 19, 2020, by and between Craig D. Smith and PPM America, Inc., incorporated by reference to Exhibit 10.21 of Jackson National Life Insurance Company’s Pre-Effective Amendment No. 1 to its Registration Statement under the Securities Act of 1933 on Form S-1, filed April 17, 2023.

10.20†
Form of 2025 Notice of Award of Restricted Share Units and 2025 Director Restricted Share Unit Agreement (annual equity retainer) between Jackson Financial Inc. and each of Lily Fu Claffee, Gregory T. Durant, Steven A. Kandarian, Derek G. Kirkland, Drew Lawton, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed August 5, 2025.

10.21†
Form of 2025 Notice of Award of Restricted Share Units and 2025 Director Restricted Share Units Agreement (annual equity in lieu of cash retainer) between Jackson Financial Inc. and each of Lily Fu Claffee, Martin J. Lippert, Russell G. Noles, and Esta E. Stecher, incorporated by reference to Exhibit 10.2 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed August 5, 2025.

10.22†
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

10.23†
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

10.24†
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

10.25†
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

Part IV Item 15. Exhibits, Financial Statement Schedules

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

10.31†
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

10.32†
Form of the 2021 Director Restricted Share Unit Agreement and Notice of grant (annual equity retainer September 13, 2021-September 30, 2021), between Jackson Financial Inc. and each of Derek G. Kirland and Russell G. Noles, incorporated by reference to Exhibit 10.30 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 7, 2022.

10.33†
Form of the 2021 Director Restricted Shares Award Agreement and Notice of grant (annual equity retainer October 1, 2021-May 31, 2022), between Jackson Financial Inc. and each of Derek G. Kirkland and Russell G. Noles, incorporated by reference to Exhibit 10.31 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 7, 2022.

10.34†
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

10.35†
Form of the 2021 Director Restricted Shares Award Agreement - Founders' Award, between Jackson Financial Inc. and each of Derek G. Kirkland and Russell G. Noles, incorporated by reference to Exhibit 10.33 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 7, 2022.

10.36†
Form of the 2021 Director Restricted Share Unit Agreement - Founders' Award, between Jackson Financial Inc. and each of Lily Fu Claffee, Gregory T. Durant, Drew E. Lawton, Martin J. Lippert, and Esta E. Stecher, incorporated by reference to Exhibit 10.34 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 7, 2022.

10.37†
2021 Director Restricted Share Unit Agreement - Founders' Award, dated as of December 24, 2021, between Jackson Financial Inc. and Steven A Kandarian, incorporated by reference to Exhibit 10.40 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 7, 2022.

10.38†
Form of Notice of Award of Restricted Share Units and 2025 Restricted Share Unit Award Agreement (Mid-Cycle) between Jackson Financial Inc. and Christopher A. Raub, incorporated by reference to Exhibit 10.3 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed August 5, 2025.

10.39†
Form of Notice of Award of Performance Units and 2025 Performance Unit Award Agreement (Mid-Cycle) between Jackson Financial Inc. and Christopher A. Raub, incorporated by reference to Exhibit 10.4 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed August 5, 2025.

Part IV Item 15. Exhibits, Financial Statement Schedules

10.40†
Form of Notice of Award of Restricted Share Units and 2025 Restricted Share Unit Award Agreement between Jackson Financial Inc. and each of Carrie L. Chelko, Don W. Cummings, Laura L. Prieskorn, Scott E. Romine and Craig D. Smith, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed May 7, 2025.

10.41†
Form of Notice of Award of Performance Units and 2025 Performance Unit Award Agreement between Jackson Financial Inc. and each of Carrie L. Chelko, Don W. Cummings, Laura L. Prieskorn, Scott E. Romine and Craig D. Smith, incorporated by reference to Exhibit 10.2 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed May 7, 2025.

10.42†
Form of 2024 Notice of Award of Restricted Share Units and 2024 Restricted Share Unit Agreement (Mid-Cycle) between Jackson Financial Inc. and each of Craig Anderson and Don Cummings, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed November 6, 2024.

10.43†
Form of 2024 Notice of Award of Performance Share Units and 2024 Performance Share Unit Agreement (Mid-Cycle) between Jackson Financial Inc. and each of Craig Anderson and Don Cummings, incorporated by reference to Exhibit 10.2 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed November 6, 2024.

10.44†
Form of Notice of Award of Restricted Share Units and 2024 Restricted Share Unit Award Agreement between Jackson Financial Inc. and each of Carrie L. Chelko, Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed May 8, 2024.

10.45†
Form of Notice of Award of Performance Units and 2024 Performance Unit Award Agreement between Jackson Financial Inc. and each of Carrie L. Chelko, Laura L. Prieskorn, Scott E. Romine, Craig D. Smith and Marcia L. Wadsten, incorporated by reference to Exhibit 10.2 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed May 8, 2024.

10.46†
Notice of Award of Restricted Share Units Retention Award and 2024 Restricted Share Unit Award Agreement Retention Award between Jackson Financial Inc. and Don W. Cummings, incorporated by reference to Exhibit 10.3 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed May 8, 2024.

10.47†
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

10.48†
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

10.49†
Form of Amendment to All Outstanding Performance Share Unit Award Agreements and All Outstanding Restricted Share Award Agreements (relating to agreements provided between January 1, 2022 through December 31, 2024) (regarding share delivery process upon death), incorporated by reference to Exhibit 10.39 of Jackson Financial Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 26, 2025.

19.1
Jackson Financial Inc. Insider Trading Policy (September 17, 2025), incorporated by reference to Exhibit 19.1 of Jackson Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed November 4, 2025.

21.1*	List of Subsidiaries of Jackson Financial Inc.
23.1*	Consent of KPMG LLP, dated February 24, 2026.

Part IV Item 15. Exhibits, Financial Statement Schedules

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Jackson Financial Inc. Compensation Clawback Policy (September 17, 2025).
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: February 24, 2026	By:	/s/ Laura L. Prieskorn
Laura L. Prieskorn
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laura L. Prieskorn and Don W. Cummings, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and re-substitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th of February, 2026.

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