Form 10-Q
period 2026-03-31
Jackson Financial Inc.
filed 2026-05-05
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
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

As of April 28, 2026, there were 69,743,104 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
.

Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
	2026	2025
Assets	(Unaudited)
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $17 and $11 at March 31, 2026 and December 31, 2025, respectively (amortized cost: 2026 $52,356; 2025 $50,491)	$48,597	$47,321
Debt Securities, at fair value under fair value option	3,351	3,470
Equity securities, at fair value	243	172
Mortgage loans, net of allowance for credit losses of $159 and $133 at March 31, 2026 and December 31, 2025, respectively	10,248	9,887
Mortgage loans, at fair value under fair value option	196	324
Policy loans (including $3,556 and $3,537 at fair value under the fair value option at March 31, 2026 and December 31, 2025, respectively)	4,431	4,426
Freestanding derivative instruments	701	448
Other invested assets	3,246	3,185
Total investments	71,013	69,233
Cash and cash equivalents	5,539	5,704
Accrued investment income	636	634
Deferred acquisition costs	11,634	11,660
Reinsurance recoverable, net of allowance for credit losses of $30 and $30 at March 31, 2026 and December 31, 2025, respectively	18,926	19,518
Reinsurance recoverable on market risk benefits, at fair value	121	118
Market risk benefit assets, at fair value	6,701	7,867
Deferred income taxes, net	610	719
Other assets	905	637
Separate account assets	223,452	236,496
Total assets	$339,537	$352,586
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$10,706	$10,896
Other contract holder funds	68,703	67,663
Market risk benefit liabilities, at fair value	3,971	3,754
Funds withheld payable under reinsurance treaties (including $3,744 and $3,723 at fair value under the fair value option at March 31, 2026 and December 31, 2025, respectively)	14,511	14,960
Long-term debt	2,027	2,030
Repurchase agreements and securities lending payable	505	1,036
Collateral payable for derivative instruments	343	58
Freestanding derivative instruments	238	257
Notes issued by consolidated variable interest entities, at fair value under fair value option (see Note 4)	2,543	2,578
Other liabilities	2,638	2,516
Separate account liabilities	223,452	236,496
Total liabilities	329,637	342,244
Commitments, Contingencies, and Guarantees (see Note 16)
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; 22,000 shares issued and outstanding at March 31, 2026 and December 31, 2025; liquidation preference $25,000 per share (see Note 19)	533	533
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 70,270,752 and 66,825,632 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively (see Note 19)	1	1
Additional paid-in capital	6,393	6,063
Treasury stock, at cost; 24,217,563 and 27,662,683 shares at March 31, 2026 and December 31, 2025, respectively	(1,671)	(1,645)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(287) and $(377) at March 31, 2026 and December 31, 2025, respectively	(2,728)	(2,470)
Retained earnings	6,968	7,471
Total shareholders' equity	9,496	9,953
Noncontrolling interests	404	389
Total equity	9,900	10,342
Total liabilities and equity	$339,537	$352,586

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Fee income	$1,998	$1,986
Premiums	28	40
Net investment income:
Net investment income excluding funds withheld assets	541	528
Net investment income on funds withheld assets	199	227
Total net investment income	740	755
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	283	1,343
Net gains (losses) on funds withheld reinsurance treaties	(159)	(388)
Total net gains (losses) on derivatives and investments	124	955
Other income	12	14
Total revenues	2,902	3,750

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	258	244
(Gain) loss from updating future policy benefits cash flow assumptions, net	18	12
Market risk benefits (gains) losses, net	1,670	2,246
Interest credited on other contract holder funds, net of deferrals and amortization	315	288
Interest expense	25	25
Operating costs and other expenses, net of deferrals	735	677
Amortization of deferred acquisition costs	281	275
Total benefits and expenses	3,302	3,767
Pretax income (loss)	(400)	(17)
Income tax expense (benefit)	20	1
Net income (loss)	(420)	(18)
Less: Net income (loss) attributable to noncontrolling interests	4	6
Net income (loss) attributable to Jackson Financial Inc.	(424)	(24)
Less: Dividends on preferred stock	11	11
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(435)	$(35)

Earnings per share
Basic	$(6.24)	$(0.48)
Diluted	$(6.24)	$(0.48)

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended March 31,
	2026	2025

Net income (loss)	$(420)	$(18)

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment, net of tax expense (benefit) of: $2 and $40, for the three months ended March 31, 2026 and 2025, respectively	(552)	607
Change in unrealized gains (losses) on securities with credit impairment, net of tax expense (benefit) of: nil and nil, for the three months ended March 31, 2026 and 2025, respectively	(24)	(1)
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit) of $16 and $(16), for the three months ended March 31, 2026 and 2025, respectively	57	(59)
Change in non-performance risk on market risk benefits, net of tax expense (benefit) of $72 and $71, for the three months ended March 31, 2026 and 2025, respectively	261	256
Total other comprehensive income (loss)	(258)	803
Comprehensive income (loss)	(678)	785
Less: Comprehensive income (loss) attributable to noncontrolling interests	4	6
Comprehensive income (loss) attributable to Jackson Financial Inc.	$(682)	$779

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2025	$533	$1	$6,063	$(1,645)	$(2,470)	$7,471	$9,953	$389	$10,342

Net income (loss)	—	—	—	—	—	(424)	(424)	4	(420)
Other comprehensive income (loss)	—	—	—	—	(258)	—	(258)	—	(258)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	11	11
Dividends on preferred stock	—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock	—	—	—	—	—	(65)	(65)	—	(65)
Purchase of treasury stock	—	—	—	(227)	—	—	(227)	—	(227)
Issuance of treasury stock	—	—	322	178	—	—	500	—	500
Share based compensation	—	—	8	23	—	(3)	28	—	28
Balances as of March 31, 2026	$533	$1	$6,393	$(1,671)	$(2,728)	$6,968	$9,496	$404	$9,900

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2024	$533	$1	$6,046	$(1,007)	$(3,522)	$7,713	$9,764	$218	$9,982

Net income (loss)	—	—	—	—	—	(24)	(24)	6	(18)
Other comprehensive income (loss)	—	—	—	—	803	—	803	—	803
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock	—	—	—	—	—	(59)	(59)	—	(59)
Purchase of treasury stock	—	—	—	(202)	—	—	(202)	—	(202)
Share based compensation	—	—	(4)	30	—	4	30	—	30
Balances as of March 31, 2025	$533	$1	$6,042	$(1,179)	$(2,719)	$7,623	$10,301	$224	$10,525

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(420)	$(18)

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	47	66
Net losses (gains) on derivatives	(330)	(1,409)
Net losses (gains) on funds withheld reinsurance treaties	159	388
Net (gain) loss on market risk benefits	1,670	2,246
(Gain) loss from updating future policy benefits cash flow assumptions, net	18	12
Interest credited on other contract holder funds, gross	315	288
Mortality, expense and surrender charges	(127)	(133)
Amortization of discount and premium on investments	(14)	(8)
Deferred income tax expense (benefit)	19	2
Share-based compensation	60	54
Change in:
Accrued investment income	(2)	(6)
Deferred acquisition costs	26	117
Funds withheld, net of reinsurance	120	134
Future policy benefits	(129)	(137)
Other assets and liabilities, net	(367)	(2)
Net cash provided by (used in) operating activities	1,045	1,594

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	2,353	2,027
Equity securities	16	4
Mortgage loans	463	272
Purchases of:
Debt securities	(4,009)	(3,333)
Equity securities	—	—
Mortgage loans	(724)	(392)
Settlements related to derivatives and collateral on investments	(471)	742
Other investing activities	(58)	(273)
Net cash provided by (used in) investing activities	(2,430)	(953)

(continued)
See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$7,334	$5,804
Withdrawals	(11,187)	(10,226)
Net transfers from (to) separate accounts	5,402	5,205
Proceeds from (payments on) repurchase agreements and securities lending	(531)	(517)
Net proceeds from (payments on) Federal Home Loan Bank notes	—	(700)
Settlements related to deferred premium on derivatives	(154)	—
Payments on debt	(4)	(4)
Pre-capitalized trust securities issuance costs	(7)	—
Issuance of debt of consolidated investment entities	96	215
Repayments of debt of consolidated investment entities	(35)	(27)
Contributions from partners of consolidated investments	108	—
Dividends on common stock	(64)	(58)
Dividends on preferred stock	(11)	(11)
Purchase of treasury stock	(227)	(202)
Issuance of treasury stock	500	—
Net cash provided by (used in) financing activities	1,220	(521)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(165)	120

Cash, cash equivalents, and restricted cash at beginning of period	5,704	3,767
Total cash, cash equivalents, and restricted cash at end of period	$5,539	$3,887

Supplemental cash flow information
Income taxes paid (received)	$(48)	$(20)
Interest paid	$24	$42

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$37	$53
TPG Inc common stock acquired	$150	$—

Non-cash financing activities
Non-cash dividend equivalents on stock-based awards	$(1)	$(1)

Reconciliation to Condensed Consolidated Balance Sheets
Cash and cash equivalents	$5,539	$3,887
Restricted cash (included in Other assets)	—	—
Total cash, cash equivalents, and restricted cash	$5,539	$3,887

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

The Company's Condensed Consolidated Financial Statements also include other insignificant partnerships, limited liability companies (“LLCs”), and other variable interest entities (“VIEs”) in which the Company is deemed the primary beneficiary.

Brooke Life Reinsurance Company

During the first quarter of 2024, Jackson entered into a reinsurance transaction with Brooke Re and all economics of the transaction were effective as of January 1, 2024. The reinsurance transaction primarily provides for the cession from Jackson to Brooke Re of liabilities associated with certain guaranteed benefit riders under variable annuity contracts and similar products of Jackson (constituting “market risk benefits”), both in-force on the effective date of the reinsurance agreement and written in the future (i.e., on a “flow” basis). Since Jackson and Brooke Re are subsidiaries of JFI, the reinsurance transaction eliminates upon consolidation at JFI. For regulatory reporting purposes, Brooke Re utilizes a modified U.S. generally accepted accounting principles ("U.S. GAAP") approach, primarily related to market risk benefits, with the intent to increase alignment between assets and liabilities in response to changes in economic factors. The reinsurance transaction and related modified U.S. GAAP approach allows us to mitigate the impact of the cash surrender value floor on Jackson’s total adjusted capital, statutory required capital, and risk-based capital ratio, as well as allows for more efficient economic hedging of the underlying risks of Jackson’s business.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Business and Basis of Presentation
Hickory Brooke Reinsurance Company

During the fourth quarter of 2025, Jackson entered into a reinsurance agreement with Hickory Re, on a quota-share coinsurance basis on certain fixed annuities and fixed index annuities issued by Jackson, including the annuitization of these contracts, with all economics of the transaction effective as of December 1, 2025. Additionally, under the agreement Hickory Re will reinsure the new sales of fixed annuities and fixed index annuities of Jackson. Since Jackson and Hickory Re are subsidiaries of JFI, the reinsurance transaction eliminates upon consolidation at JFI. For regulatory reporting purposes, Hickory Re measures the liabilities for assumed contracts using a modified U.S. GAAP methodology which is intended to increase alignment between assets and liabilities in response to changes in economic factors.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but not required for interim reporting purposes, has been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 24, 2026 (the "2025 Annual Report"). The condensed consolidated financial information as of December 31, 2025, included herein, has been derived from the audited Consolidated Financial Statements in the 2025 Annual Report.

Certain accounting policies, which significantly affect the determination of the Company's financial condition, results of operations and cash flows, are summarized in the Notes to Consolidated Financial Statements in the 2025 Annual Report.

In the opinion of management, these Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. All material intercompany accounts and transactions have been eliminated upon consolidation. All prior period amounts have been conformed to the current period presentation.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. New Accounting Standards
2. New Accounting Standards

Accounting Pronouncements – Issued but Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2024-03, “Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU requires footnote disclosure about specific types of expenses included in certain expense captions presented on the face of the income statement and the total amount of selling expenses on an annual and interim basis. The entity is also required to disclose its definition of selling expenses in annual reporting periods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

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

3. Segment Information

The Company has three reportable segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. The Company reports, in Corporate and Other, certain activities and items that are not included in these reportable segments, including the results of PPM Holdings, Inc., the holding company of PPM, which manages the majority of the Company’s general account investment portfolio. The reportable segments reflect how the Company’s chief operating decision maker (the "CODM") views and manages the business. The Company’s CODM function is performed jointly by our Chief Executive Officer and our Chief Financial Officer. For our three reportable segments, the CODM uses segment pretax adjusted operating earnings to allocate resources for each segment (predominantly through our annual budget and forecasting process) and to assess the performance of each segment (primarily by comparing the results of each segment with one another) with planned and forecasted results, and compared to prior period results. The following is a brief description of each of the Company’s reportable segments, plus its Corporate and Other segment.

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

1.    Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) net gains (losses) on hedging instruments that includes: (a) changes in the fair value of freestanding derivatives, and related commissions and expenses, used to manage the risk associated with market risk benefits and other benefit features, excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; and (b) investment income and change in fair value of certain non-derivative assets used to manage the risk associated with market risk benefits and other benefit features; and (iii) the movements in reserves, market risk benefits, benefit features accounted for as embedded derivative instruments adjusted to exclude the cost of hedging for certain indexed annuity products, and related claims and benefit payments (excluding impacts of actuarial assumption updates and model enhancements). We believe excluding these items removes the impact to both revenue and related expenses associated with Net Hedging Results.

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

6.    Other Items: Comprised of: (i) the impact of investments that are consolidated in our financial statements due to U.S. GAAP accounting requirements, such as our investments in collateralized loan obligations ("CLOs"), but for which the consolidation effects are not consistent with our economic interest or exposure to those entities; (ii) impacts from derivatives not included in Net Hedging Results or Net Realized Investment Gains or Losses (see 1. and 4. above), excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; (iii) investment income (loss) related to mark-to-market on TPG shares, which are subject to certain sales restrictions; and (iv) one-time or other non-recurring items.

7.    Income Taxes.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
Set forth in the tables below is certain information with respect to the Company’s segments (in millions):

Three Months Ended March 31, 2026	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,111	$—	$103	$11	$1,225
Premiums	5	—	25	—	30
Net investment income	320	143	146	8	617
Other income (loss)	6	—	6	—	12
Total Operating Revenues	1,442	143	280	19	1,884

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	30	—	171	—	201
(Gain) loss from updating future policy benefits cash flow assumptions, net	(1)	—	16	—	15
Interest credited	118	114	86	—	318
Interest expense	6	—	—	19	25
Asset-based commission expenses	295	—	—	—	295
Other commission expenses	315	—	7	—	322
Sub-advisor expenses	76	—	—	(2)	74
General and administrative expenses	232	1	27	39	299
Deferral of acquisition costs	(255)	—	—	—	(255)
Amortization of deferred acquisition costs	158	—	2	—	160
Total Operating Benefits and Expenses	974	115	309	56	1,454

Pretax Adjusted Operating Earnings	$468	$28	$(29)	$(37)	$430

Three Months Ended March 31, 2025	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,095	$—	$108	$12	$1,215
Premiums	14	—	29	—	43
Net investment income	187	116	187	11	501
Other income	7	—	6	1	14
Total Operating Revenues	1,303	116	330	24	1,773

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	29	—	154	—	183
(Gain) loss from updating future policy benefits cash flow assumptions, net	(3)	—	14	—	11
Interest credited	94	97	97	—	288
Interest expense	6	—	—	19	25
Asset-based commission expenses	284	—	—	—	284
Other commission expenses	206	—	9	—	215
Sub-advisor expenses	80	—	—	(2)	78
General and administrative expenses	200	1	27	31	259
Deferral of acquisition costs	(158)	—	(1)	—	(159)
Amortization of deferred acquisition costs	145	—	2	—	147
Total Operating Benefits and Expenses	883	98	302	48	1,331

Pretax Adjusted Operating Earnings	$420	$18	$28	$(24)	$442

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson Financial and its subsidiaries to PPM, which were $27 million and $21 million for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the reconciling items from the non-GAAP measure of total operating revenues to the U.S. GAAP measure of total revenues attributable to the Company (in millions):

	Three Months Ended March 31,
	2026	2025
Total operating revenues	$1,884	$1,773
Fees attributed to guarantee benefit reserves	771	768
Net gains (losses) on hedging instruments and investments	120	982
Investment income (loss) related to mark-to-market on TPG shares	(58)	—
Net investment income (loss) related to noncontrolling interests	4	6
Consolidated investments	(18)	(6)
Net investment income on funds withheld assets	199	227
Total revenues (1)	$2,902	$3,750
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

The following table summarizes the reconciling items from the non-GAAP measure of total operating benefits and expenses to the U.S. GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Three Months Ended March 31,
	2026	2025
Total operating benefits and expenses	$1,454	$1,331
Net (gain) loss on market risk benefits	1,670	2,246
Benefits attributed to guaranteed benefit features	60	62
Amortization of DAC related to non-operating revenues and expenses	121	128
Cost of hedging	(3)	—
Total benefits and expenses	$3,302	$3,767

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
The following table summarizes the reconciling items, from the non-GAAP measure of pretax adjusted operating earnings to the U.S. GAAP measure of net income attributable to the Company (in millions):

	Three Months Ended March 31,
	2026	2025
Pretax adjusted operating earnings	$430	$442
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Fees attributable to guarantee benefit reserves	771	768
Net gains (losses) on hedging instruments	(460)	1,011
Market risk benefits gains (losses), net	(1,670)	(2,246)
Net reserve and embedded derivative movements	707	333
Total net hedging results	(652)	(134)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(121)	(128)
Net realized investment gains (losses)	(42)	(66)
Net realized investment gains (losses) on funds withheld assets	(159)	(388)
Net investment income on funds withheld assets	199	227
Other items	(59)	24
Pretax income (loss) attributable to Jackson Financial Inc.	(404)	(23)
Income tax expense (benefit)	20	1
Net income (loss) attributable to Jackson Financial Inc.	(424)	(24)
Less: Dividends on preferred stock	11	11
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(435)	$(35)

The following table summarizes total assets by segment (in millions):

	March 31, 2026	December 31, 2025
Retail Annuities	$295,091	$307,225
Closed Life and Annuity Blocks	26,493	26,988
Institutional Products	12,605	12,869
Corporate and Other	5,348	5,504
Total Assets	$339,537	$352,586

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

Long-term Strategic Partnership with TPG

During the first quarter of 2026, Jackson entered a long-term strategic partnership with TPG, combining Jackson’s annuity product expertise and broad distribution network with TPG’s private credit platform. The partnership aims to expand Jackson’s spread-based product sales.

The transaction closed on February 11, 2026. At the closing, subsidiaries and affiliates of Jackson Financial and TPG entered into non-exclusive investment management arrangements with a 10-year initial term with automatic 1-year renewals through year 15 (subject to various termination rights), with TPG providing Investment Grade Asset Based Finance and Direct Lending investment capabilities to complement the asset management capabilities of PPM America, Inc. ("PPM"), a Jackson Financial subsidiary. The arrangement contemplates certain target AUM levels over time and related investment management fees (including a baseline minimum fee payment), subject to exceptions, that the Company is committed to pay during the term of the agreements and any applicable wind-down period. PPM will continue to manage the majority of Jackson’s general account and both Jackson and PPM will retain oversight of Jackson’s investment portfolio.

TPG acquired a $500 million equity stake in Jackson Financial. See Note 19 - Equity of these Notes to Condensed Consolidated Financial Statements for more information regarding the shares issued to TPG. Additionally, TPG issued to a wholly owned, indirect subsidiary of Jackson $150 million in TPG common shares, which was reported in equity securities, at fair value on the Condensed Consolidated Balance Sheets. Under the terms of the transaction, TPG and Jackson have agreed to certain limitations on their ability to divest their respective ownership stakes over time.

Debt Securities

The following table sets forth the composition of the fair value of debt securities at March 31, 2026, and December 31, 2025, classified by rating categories as assigned by a nationally recognized statistical rating organization (a “rating agency”), National Association of Insurance Commissioners (the “NAIC”) or, if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by a rating agency when rating agencies' ratings are not equivalent and, for purposes of the table, if not otherwise rated by a rating agency, the NAIC rating of a security is converted to an equivalent rating agency rating. At March 31, 2026 and December 31, 2025, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $839 million and $606 million, respectively.

	Percent of Total Debt Securities Carrying Value
	March 31, 2026	December 31, 2025
Investment Rating
U.S. government securities	6.0%	5.9%
AAA	4.8%	5.0%
AA	9.4%	9.5%
A	32.5%	32.2%
BBB	41.2%	40.9%
Investment grade	93.9%	93.5%
BB	2.3%	2.5%
B and below	3.8%	4.0%
Below investment grade	6.1%	6.5%
Total debt securities	100.0%	100.0%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

At March 31, 2026 and December 31, 2025, the total carrying value of debt securities in an unrealized loss position consisted of:

	March 31, 2026	December 31, 2025
Investment grade securities	79%	78%
Below investment grade securities	1%	1%
Not rated securities	20%	21%

Unrealized losses on debt securities that were below investment grade or not rated were approximately 18% and 19% of the aggregate gross unrealized losses on available-for-sale debt securities at March 31, 2026 and December 31, 2025, respectively.

Corporate securities in an unrealized loss position were diversified across industries. As of March 31, 2026, the industries accounting for the largest percentage of unrealized losses included utility (19% of corporate gross unrealized losses) and healthcare (12%). The largest unrealized loss related to a single corporate obligor was $58 million at March 31, 2026. As of December 31, 2025, the industries accounting for the largest percentage of unrealized losses included utility (18% of corporate gross unrealized losses) and financial services (13%). The largest unrealized loss related to a single corporate obligor was $55 million at December 31, 2025.

At March 31, 2026 and December 31, 2025, the amortized cost, allowance for credit loss ("ACL"), gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
March 31, 2026	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$3,989	$—	$1	$865	$3,125
Other government securities	1,255	—	2	202	1,055
Public utilities	6,696	—	46	530	6,212
Corporate securities	35,124	6	245	2,255	33,108
Residential mortgage-backed	473	1	21	26	467
Commercial mortgage-backed	2,010	—	5	61	1,954
Other asset-backed securities	6,160	10	17	140	6,027
Total debt securities	$55,707	$17	$337	$4,079	$51,948

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2025	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$3,854	$—	$2	$851	$3,005
Other government securities	1,254	—	4	193	1,065
Public utilities	6,529	—	75	458	6,146
Corporate securities	34,515	—	443	2,042	32,916
Residential mortgage-backed	445	4	24	23	442
Commercial mortgage-backed	1,873	—	10	54	1,829
Other asset-backed securities	5,491	7	34	130	5,388
Total debt securities	$53,961	$11	$592	$3,751	$50,791

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at March 31, 2026, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$1,794	$—	$2	$6	$1,790
Due after 1 year through 5 years	14,271	—	92	394	13,969
Due after 5 years through 10 years	13,927	—	144	384	13,687
Due after 10 years through 20 years	9,633	6	48	1,430	8,245
Due after 20 years	7,439	—	8	1,638	5,809
Residential mortgage-backed	473	1	21	26	467
Commercial mortgage-backed	2,010	—	5	61	1,954
Other asset-backed securities	6,160	10	17	140	6,027
Total	$55,707	$17	$337	$4,079	$51,948
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

As required by law in various states in which business is conducted, securities with a carrying value of $56 million and $57 million at March 31, 2026 and December 31, 2025, respectively, were on deposit with regulatory authorities.

Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans, as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
March 31, 2026	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$310	$1	$2	$14	$297
Alt-A	21	—	14	3	32
Subprime	7	—	4	—	11
Total non-agency RMBS	$338	$1	$20	$17	$340

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2025	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$280	$2	$3	$13	$268
Alt-A	23	2	16	2	35
Subprime	7	—	4	—	11
Total non-agency RMBS	$310	$4	$23	$15	$314

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

There are inherent uncertainties in assessing the fair values assigned to the Company’s investments. The Company’s reviews of net present value and fair value involve several criteria including economic conditions, credit loss experience, other issuer-specific developments and estimated future cash flows. These assessments are based on the best available information at the time. Factors such as market liquidity, the widening of bid/ask spreads and a change in cash flow assumptions can contribute to future price volatility. If actual experience differs negatively from the assumptions and other considerations used in the Condensed Consolidated Financial Statements, unrealized losses currently reported in accumulated other comprehensive income (loss) may be recognized in the consolidated income statements in future periods.

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest written off was $1 million and nil for the three months ended March 31, 2026 and 2025, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table summarizes the gross unrealized losses of debt securities, fair value, and number of securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	March 31, 2026			December 31, 2025
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$2	$335	23	$2	$68	16
Other government securities	3	116	26	1	48	7
Public utilities	22	1,083	137	7	419	44
Corporate securities	160	8,160	906	44	2,300	240
Residential mortgage-backed	5	162	63	2	43	21
Commercial mortgage-backed	5	632	85	2	163	30
Other asset-backed securities	34	2,747	240	16	673	69
Total temporarily impaired securities	$231	$13,235	1,480	$74	$3,714	427

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$863	$2,238	20	$849	$2,263	20
Other government securities	199	856	100	192	887	107
Public utilities	508	3,293	402	451	3,383	415
Corporate securities	2,095	11,164	1,431	1,998	12,130	1,502
Residential mortgage-backed	21	144	161	21	172	166
Commercial mortgage-backed	56	778	116	52	801	117
Other asset-backed securities	106	1,131	137	114	1,249	147
Total temporarily impaired securities	$3,848	$19,604	2,367	$3,677	$20,885	2,474

	Total			Total
	Gross			Gross
	Unrealized	Fair	# of	Unrealized	Fair	# of
	Losses	Value	securities (1)	Losses	Value	securities (1)
U.S. government securities	$865	$2,573	38	$851	$2,331	31
Other government securities	202	972	124	193	935	113
Public utilities	530	4,376	522	458	3,802	454
Corporate securities	2,255	19,324	2,224	2,042	14,430	1,706
Residential mortgage-backed	26	306	223	23	215	187
Commercial mortgage-backed	61	1,410	194	54	964	146
Other asset-backed securities	140	3,878	370	130	1,922	211
Total temporarily impaired securities	$4,079	$32,839	3,695	$3,751	$24,599	2,848
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of March 31, 2026, did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of these securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As of March 31, 2026, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. As described below, the Company performed analyses of the financial performance of the underlying issues in an unrealized loss position and believes that recovery of the entire amortized cost of each such security is expected.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The roll-forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

Three Months Ended March 31, 2026	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2026	$—	$—	$—	$—	$4	$—	$7	$11
Additions for which credit loss was not previously recorded	—	—	—	6	—	—	—	6
Changes for securities with previously recorded credit loss	—	—	—	—	(1)	—	28	27
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	(18)	(18)
Reductions for securities disposed	—	—	—	—	(2)	—	(7)	(9)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at March 31, 2026 (2)	$—	$—	$—	$6	$1	$—	$10	$17

Three Months Ended March 31, 2025	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2025	$—	$—	$—	$8	$6	$—	$25	$39
Additions for which credit loss was not previously recorded	—	—	—	—	—	1	—	1
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	1	1
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	(1)	—	(1)
Balance at March 31, 2025 (2)	$—	$—	$—	$8	$6	$—	$26	$40

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $519 million and $448 million as of March 31, 2026 and 2025, respectively, and was excluded from the determination of credit losses for the three months ended March 31, 2026 and 2025.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Debt securities (1)	$472	$431
Equity securities (2)	(59)	1
Mortgage loans	99	83
Policy loans	16	17
Limited partnerships	19	38
Other investment income	57	52
Total investment income excluding funds withheld assets	604	622
Investment expenses (3)	(63)	(94)
Net investment income excluding funds withheld assets	541	528
Net investment income on funds withheld assets (see Note 8)	199	227
Net investment income	$740	$755
(1) Includes changes in fair value gains (losses) on trading securities and includes $(72) million and $(10) million for the three months ended March 31, 2026 and 2025, respectively, related to the change in fair value for securities carried under the fair value option.
(2) Includes changes in fair value of TPG common stock. See discussion above on our Long-term Strategic Partnership with TPG.
(3) Includes expenses from consolidated variable interest entities, which includes changes in fair value of notes issued by those entities, of $(16) million and $(32) million for the three months ended March 31, 2026 and 2025, respectively.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $(64) million and $(2) million for the three months ended March 31, 2026 and 2025, respectively.

Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended March 31,
	2026	2025
Available-for-sale securities
Realized gains on sale	$7	$3
Realized losses on sale	(9)	(12)
Credit loss income (expense)	(8)	—
Credit loss income (expense) on mortgage loans	(26)	(11)
Other (1)	(11)	(46)
Net gains (losses) excluding derivatives and funds withheld assets	(47)	(66)
Net gains (losses) on derivative instruments (see Note 5)	330	1,409
Net gains (losses) on derivatives and investments	283	1,343

Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	(159)	(388)
Total net gains (losses) on derivatives and investments	$124	$955

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

The aggregate fair value of securities sold at a loss for the three months ended March 31, 2026 and 2025 was $288 million and $669 million, which was approximately 94% and 95% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $636 million and $934 million during the three months ended March 31, 2026 and 2025, respectively.

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

•PPM Investment Grade Private Credit Fund is a private fund organized as a series of a Delaware LLC that invests primarily in fixed rate, privately issued, investment grade instruments. The series was funded in January 2026.

Asset and liability information for the consolidated VIEs included on the Condensed Consolidated Balance Sheets are as follows (in millions):

	March 31, 2026	December 31, 2025
Assets
Debt securities, at fair value under fair value option	$2,650	$2,698
Equity securities	8	6
Other invested assets	1,083	979
Cash and cash equivalents	176	154
Other assets	71	51
Total assets	$3,988	$3,888

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$2,543	$2,578
Other liabilities	323	258
Total other liabilities	2,866	2,836
Total liabilities	$2,866	$2,836

Equity
Noncontrolling interests	$404	$389

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

•The carrying amounts of the Company’s investments in certain LPs and LLCs are recognized in other invested assets on the Condensed Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 16 of these Notes to Condensed Consolidated Financial Statements. The Company’s exposure to loss was limited to $2,784 million and $2,709 million as of March 31, 2026 and December 31, 2025, respectively, representing the aggregate capital invested and unfunded capital commitments related to the LPs and LLCs at those dates. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

•The Company's investments in certain mutual funds are recognized in equity securities on the Condensed Consolidated Balance Sheets and were $18 million and $21 million as of March 31, 2026 and December 31, 2025, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Commercial and Residential Mortgage Loans

The following table shows commercial mortgage loans, residential mortgage loans, and the respective accrued interest thereon (in millions):

	March 31, 2026	December 31, 2025
Commercial mortgage loans (1)	$9,137	$8,957
Accrued interest receivable on commercial mortgage loans	35	34
Residential mortgage loans (2)	1,307	1,254
Accrued interest receivable on residential mortgage loans	13	13
(1) Net of an allowance for credit losses of $137 million and $117 million at each date, respectively.
(2) Net of an allowance for credit losses of $22 million and $16 million at each date, respectively.

At March 31, 2026, commercial mortgage loans were collateralized by properties located in 36 states, the District of Columbia, and Europe, while residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

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

The following table provides the change in the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended March 31, 2026	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2026	$32	$11	$28	$17	$27	$2	$16	$133
Charge offs, net of recoveries	(1)	—	(4)	—	—	—	—	(5)
Reductions for mortgages disposed	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(8)	(7)	32	13	(4)	(1)	6	31
Balance at March 31, 2026 (1) (2)	$23	$4	$56	$30	$23	$1	$22	$159

Three Months Ended March 31, 2025	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2025	$23	$7	$44	$19	$20	$3	$5	$121
Charge offs, net of recoveries	—	—	(6)	—	—	—	—	(6)
Reductions for mortgages disposed	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	5	—	2	—	—	(1)	9	15
Balance at March 31, 2025 (1) (2)	$28	$7	$40	$19	$20	$2	$14	$130

(1) Accrued interest receivable totaled $48 million and $42 million as of March 31, 2026 and 2025, respectively, and was excluded from the determination of credit losses.
(2) Accrued interest amounting to nil and nil was written off as of March 31, 2026 and 2025, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent and in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment.

The following table provides information about our residential mortgage loans in process of foreclosure (in millions):

	March 31, 2026	December 31, 2025
Recorded investment (1)	$27	$38
Unpaid principal balance	30	45
Related loan allowance	—	1
Average recorded investment	27	29
Investment income recognized	—	1

(1) At March 31, 2026 and December 31, 2025, includes $4 million and $4 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.

The following tables provide information about the credit quality with vintage year and category of mortgage loans (dollars in millions):

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios (1):
Less than 70%	$476	$1,126	$507	$473	$420	$4,448	$—	$7,450	81%
70% - 80%	—	247	130	44	180	700	—	1,301	14%
80% - 100%	—	40	1	25	46	132	—	244	3%
Greater than 100%	—	—	2	—	55	85	—	142	2%
Total commercial mortgage loans	476	1,413	640	542	701	5,365	—	9,137	100%

Debt service coverage ratios (2):
Greater than 1.20x	475	1,320	612	486	586	4,841	—	8,320	91%
1.00x - 1.20x	—	43	24	48	55	379	—	549	6%
Less than 1.00x	—	—	—	—	51	144	—	195	2%
Non-income producing properties	1	50	4	8	9	1	—	73	1%
Total commercial mortgage loans	476	1,413	640	542	701	5,365	—	9,137	100%

Residential mortgage loans
Performing	27	589	202	10	13	414	—	1,255	96%
Nonperforming	—	2	4	9	8	29	—	52	4%
Total residential mortgage loans	27	591	206	19	21	443	—	1,307	100%

Total mortgage loans	$503	$2,004	$846	$561	$722	$5,808	$—	$10,444	100%
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

	Accruing Loans (1)
March 31, 2026	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$3,189	$6	$—	$16	$3,211	$—	$—
Hotel	762	—	—	—	762	—	—
Office	1,056	10	—	83	1,149	—	—
Retail	1,652	—	—	—	1,652	—	—
Warehouse	2,136	—	—	—	2,136	—	—
Other	364	—	—	—	364	—	—
Total commercial	9,159	16	—	99	9,274	—	—
Residential (2)	1,222	51	21	35	1,329	—	—
Total	$10,381	$67	$21	$134	10,603	$—	$—
ACL					(159)
Total with ACL					$10,444

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

	Accruing Loans (1)
December 31, 2025	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$2,866	$—	$—	$—	$2,866	$—	$—
Hotel	789	—	—	—	789	—	—
Office	1,062	—	—	109	1,171	—	—
Retail	1,664	—	—	—	1,664	—	—
Warehouse	2,217	—	—	—	2,217	—	—
Other	367	—	—	—	367	—	—
Total commercial	8,965	—	—	109	9,074	—	—
Residential (2)	1,124	69	16	61	1,270	—	2
Total	$10,089	$69	$16	$170	$10,344	$—	$2
ACL					(133)
Total with ACL					$10,211

(1) Amortized cost or fair value for loans carried at fair value under the fair value option.
(2) At March 31, 2026 and December 31, 2025, includes $15 million and $19 million, respectively, of loans 30-89 days past due and $21 million and $16 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides information about the mortgage loans modified during the periods indicated to borrowers experiencing financial difficulty (dollars in millions):

	Term Extension
	Amortized Cost Basis	Percent of Total Class
Three Months Ended March 31, 2026
Commercial mortgage loans	$10	0.11%

Three Months Ended March 31, 2025
Commercial mortgage loans	$—	—%

As of March 31, 2026, the above modified loans had $8 million unfunded commitments.
The following table describes the financial effect of the modifications made to the loans noted above:

Term Extension
Financial Effect
Three Months Ended March 31, 2026
Commercial mortgage loans	Granted extension of term for 42 months and rate converted from variable to fixed.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in millions):

	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
March 31, 2026
Commercial mortgage loans	$—	$10	$—

March 31, 2025
Commercial mortgage loans	$—	$—	$—

As of March 31, 2026 and 2025, stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $24 million and $29 million, respectively.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At March 31, 2026 and December 31, 2025, $3.6 billion and $3.5 billion of these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At both March 31, 2026 and December 31, 2025, the Company had $0.9 billion of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Other Invested Assets

Other invested assets primarily include investments in:

•Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock, which is carried at cost and adjusted for any impairment. At both March 31, 2026 and December 31, 2025, FHLBI capital stock had a carrying value of $119 million;
•limited partnerships (“LPs”), which are carried at values determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At March 31, 2026 and December 31, 2025, investments in LPs had carrying values of $2.9 billion and $2.8 billion, respectively; and
•real estate, which is carried at the lower of depreciated cost or fair value and real estate occupied by the Company is carried at depreciated cost. At March 31, 2026 and December 31, 2025, real estate totaling $231 million and $230 million, respectively, included foreclosed properties with a book value of $22 million and $20 million at March 31, 2026 and December 31, 2025, respectively.

Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of March 31, 2026 and December 31, 2025, the estimated fair value of loaned securities was $52 million and $34 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At March 31, 2026 and December 31, 2025, cash collateral received in the amount of $54 million and $35 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Condensed Consolidated Balance Sheets.

At March 31, 2026 and December 31, 2025, the outstanding repurchase agreement balance was $0.5 billion and $1.0 billion, respectively, having maturities within 30 days, and was included within repurchase agreements and securities lending payable in the Condensed Consolidated Balance Sheets. These repurchase agreements were collateralized with U.S. Treasury securities and corporate securities of $0.5 billion and $1.0 billion, respectively, at March 31, 2026 and December 31, 2025.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Interest expense totaled $2 million and $12 million for the three months ended March 31, 2026 and 2025, respectively, and is included within net investment income.

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

At both March 31, 2026 and December 31, 2025, the fair value of the U.S. treasuries received was $1.5 billion, collateralized with corporate securities with a fair value of $1.6 billion. Subsequently, the Company provided these U.S. Treasury securities as collateral for derivative trades, and they are included as part of the derivative collateral disclosures.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Gross interest income of $14 million and $16 million and gross interest expense of $16 million and $19 million for the three months ended March 31, 2026 and 2025, respectively, are included within net investment income.

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

During the third quarter of 2025, the Company began utilizing derivative instruments to economically hedge the equity market exposure related to the Company’s non-qualified voluntary deferred compensation plans. These derivative instruments are not designated as accounting hedges and are carried at fair value with gains or losses reported as a component of operating costs and other expenses, net of deferrals in the Condensed Consolidated Income Statement. See Item 8. Financial Statements and Supplementary Data - Note 20 - Benefit Plans of the Notes to Consolidated Financial Statements included in our 2025 Annual Report for further details on our non-qualified deferred compensation plans.

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	March 31, 2026
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,595	$140	$100	$40
Equity index futures (2)	45,209	—	—	—
Equity index put options	20,000	361	—	361
Interest rate swaps - cleared (2)	3,695	—	—	—
Interest rate futures (2)	19,195	—	—	—
Total return swaps	3,516	69	37	32
Bond forwards	8,284	112	89	23
Total freestanding derivatives	101,494	682	226	456
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	818	(818)
Registered index linked annuity embedded derivatives (3)	N/A	—	5,499	(5,499)
Total embedded derivatives	N/A	—	6,317	(6,317)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	12	—	12
Cross-currency forwards	754	7	12	(5)
Funds withheld embedded derivative (4)	N/A	1,765	—	1,765
Total derivatives related to funds withheld under reinsurance treaties	912	1,784	12	1,772
Total	$102,406	$2,466	$6,555	$(4,089)

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
(4) Included within funds withheld payable under reinsurance treaties on the Condensed Consolidated Balance Sheets.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments

	December 31, 2025
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,379	$133	$114	$19
Equity index futures (2)	43,905	—	—	—
Equity index put options	16,500	114	—	114
Interest rate swaps - cleared (2)	2,485	—	—	—
Interest rate futures (2)	21,874	—	—	—
Total return swaps	3,544	22	43	(21)
Bond forwards	8,143	161	78	83
Total freestanding derivatives	97,830	430	235	195
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	863	(863)
Registered index linked annuity embedded derivatives (3)	N/A	—	6,043	(6,043)
Total embedded derivatives	N/A	—	6,906	(6,906)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	11	1	10
Cross-currency forwards	1,133	7	21	(14)
Funds withheld embedded derivative (4)	N/A	1,752	—	1,752
Total derivatives related to funds withheld under reinsurance treaties	1,291	1,770	22	1,748
Total	$99,121	$2,200	$7,163	$(4,963)

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Three Months Ended March 31,
	2026	2025
Derivatives excluding funds withheld under reinsurance treaties and non-qualified voluntary deferred compensation plan
Cross-currency swaps	$18	$27
Equity index futures	(433)	147
Equity index put options	23	108
Interest rate swaps	24	28
Interest rate futures	(106)	476
Total return swaps	107	112
Bond forwards	(67)	115
Fixed index annuity embedded derivatives	6	(1)
Registered index linked annuity embedded derivatives	758	397
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	330	1,409
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	2	1
Cross-currency forwards	2	(18)
Funds withheld embedded derivative	14	(201)
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	18	(218)
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$348	$1,191

Derivatives related to non-qualified voluntary deferred compensation plan
Equity index futures	$(6)	$—
Total return swaps	(3)	—
Total operating costs and other expenses related to non-qualified voluntary deferred compensation plan	$(9)	$—

All the Company’s trade agreements for freestanding, over-the-counter derivatives contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit.

At March 31, 2026 and December 31, 2025, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $209 million and $151 million, respectively, and held collateral was $487 million and $130 million, respectively, related to these agreements.

At March 31, 2026 and December 31, 2025, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $92 million and $237 million, respectively, and provided collateral was $119 million and $295 million, respectively, related to these agreements.

If all of the downgrade provisions had been triggered at March 31, 2026 and December 31, 2025, in aggregate, the Company would have had to disburse $278 million and nil, respectively, and would have been allowed to claim $27 million and $79 million, respectively.

The Company pledged collateral of $1,625 million and $1,403 million as of March 31, 2026 and December 31, 2025, respectively, for initial margin related to uncleared margin for over-the-counter derivatives and exchange-traded futures. Variation margin on exchange traded futures is settled through the netting of cash paid/received for variation margin against the fair value of the trades.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The Company purchases equity options for which option premium payments are deferred (deferred premium options). The deferred premiums, along with interest incurred thereon, are payable at contract termination. During three months ended March 31, 2026 and 2025, the Company deferred option premiums totaling $223 million and nil, respectively. The purchase of these options is a non-cash transaction. Upon maturity, payment of the deferred premium is reported as a cash flow from financing activities.

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

The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	March 31, 2026
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative assets	$701	$—	$701	$492	$159	$48	$2
Financial Liabilities:
Freestanding derivative liabilities	$238	$—	$238	$146	$4	$55	$33
Derivative deferred premium payable	346	—	346	346	—	—	—
Securities lending	54	—	54	—	54	—	—
Repurchase agreements	451	—	451	—	—	451	—
Repurchase agreements - collateral upgrade	1,482	(1,482)	—	—	—	—	—
Total financial liabilities	$2,571	$(1,482)	$1,089	$492	$58	$506	$33

(1) Represents the amount that could be offset under master netting or similar arrangements that management elects not to offset on the Condensed Consolidated Balance Sheets.
(2) Excludes initial margin amounts for exchange-traded derivatives.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments

	December 31, 2025
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

In the above tables, the amounts of assets or liabilities presented in the Company’s Condensed Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude:
•net embedded derivative liabilities of $6,317 million and $6,906 million as of March 31, 2026 and December 31, 2025, respectively, as these derivatives are not subject to master netting arrangements; and
•the funds withheld embedded derivative asset (liability) of $1,765 million and $1,752 million at March 31, 2026 and December 31, 2025, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
6. Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$51,948	$51,948	$50,791	$50,791
Equity securities	243	243	172	172
Mortgage loans (1)	10,444	10,188	10,211	9,948
Limited partnerships	2,896	2,896	2,836	2,836
Policy loans (1)	4,431	4,431	4,426	4,426
Freestanding derivative instruments	701	701	448	448
FHLBI capital stock	119	119	119	119
Cash and cash equivalents	5,539	5,539	5,704	5,704
Reinsurance recoverable on market risk benefits	121	121	118	118
Market risk benefit assets	6,701	6,701	7,867	7,867
Separate account assets	223,452	223,452	236,496	236,496

Liabilities
Annuity reserves (2)	47,000	44,683	45,965	45,458
Market risk benefit liabilities	3,971	3,971	3,754	3,754
Guaranteed investment contracts and funding agreements (3)	11,141	10,933	11,021	11,077
Funds withheld payable under reinsurance treaties (1)	14,511	14,511	14,960	14,960
Long-term debt	2,027	1,831	2,030	1,877
Securities lending payable (4)	54	54	35	35
Freestanding derivative instruments	238	238	257	257
Notes issued by consolidated VIEs	2,543	2,543	2,578	2,578
Repurchase agreements (4)	451	451	1,001	1,001
FHLB advances (5)	—	—	—	—
Separate account liabilities	223,452	223,452	236,496	236,496

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

For those securities that were internally valued at March 31, 2026 and December 31, 2025, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Certain of the Company’s equity securities are subject to sale restrictions. Where these restrictions are not a characteristic of the asset, they are not considered when determining the fair value of the securities.

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, are generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at March 31, 2026 and December 31, 2025. As a result of using that practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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

Fair Value Option

The Company elected the fair value option for:
•Debt securities reflected on the Company’s Condensed Consolidated Balance Sheets as debt securities related to:
◦certain consolidated investments totaling $2,650 million and $2,698 million at March 31, 2026 and December 31, 2025, respectively.
◦certain debt securities the Company purchased during the third quarter of 2024, for purposes of mitigating components of exposure to changes in the value of certain market risk benefits. The Company elected the fair value option on these debt securities, with changes in fair value reflected in net income, to align with the corresponding changes in the value of the market risk benefits recognized through net income. These debt securities totaled $695 million and $766 million at March 31, 2026 and December 31, 2025, respectively.

•Certain funds withheld assets, which are held as collateral for reinsurance, totaling $3,758 million and $3,867 million at March 31, 2026 and December 31, 2025, respectively, as discussed above, and include mortgage loans as discussed below.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

	March 31, 2026	December 31, 2025
Fair value	$196	$324
Aggregate contractual principal	212	330

As of March 31, 2026, no loans in good standing for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

•Notes issued by consolidated VIEs totaling $2,543 million and $2,578 million at March 31, 2026 and December 31, 2025, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Condensed Consolidated Financial Statements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$3,125	$3,125	$—	$—
Other government securities	1,055	—	1,055	—
Public utilities	6,212	—	6,212	—
Corporate securities	33,108	—	32,963	145
Residential mortgage-backed	467	—	467	—
Commercial mortgage-backed	1,954	—	1,954	—
Other asset-backed securities	6,027	—	5,749	278
Equity securities	243	102	132	9
Mortgage loans	196	—	—	196
Limited partnerships (1)	276	—	—	276
Policy loans	3,556	—	—	3,556
Freestanding derivative instruments	701	—	701	—
Cash and cash equivalents	5,539	5,539	—	—
Reinsurance recoverable on market risk benefits	121	—	—	121
Market risk benefit assets	6,701	—	—	6,701
Separate account assets	223,452	—	223,452	—
Total	$292,733	$8,766	$272,685	$11,282

Liabilities
Embedded derivative liabilities (2)	$6,317	$—	$6,317	$—
Funds withheld payable under reinsurance treaties (3)	1,979	—	—	1,979
Freestanding derivative instruments	238	—	238	—
Notes issued by consolidated VIEs	2,543	—	2,543	—
Market risk benefit liabilities	3,971	—	—	3,971
Total	$15,048	$—	$9,098	$5,950

(1) Excludes $2,620 million of limited partnership investments measured at NAV equivalent.

(2) Includes the embedded derivative liabilities of $5,499 million related to RILA and $818 million liability of fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $1,765 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	March 31, 2026
Assets	Total	Internal	External
Debt securities:
Corporate	$145	$29	$116
Other asset-backed securities	278	83	195
Equity securities	9	1	8
Mortgage loans	196	—	196
Limited partnerships	276	1	275
Policy loans	3,556	3,556	—
Reinsurance recoverable on market risk benefits	121	121	—
Market risk benefit assets	6,701	6,701	—
Total	$11,282	$10,492	$790

Liabilities
Funds withheld payable under reinsurance treaties (1)	1,979	1,979	—
Market risk benefit liabilities	3,971	3,971	—
Total	$5,950	$5,950	$—

(1) Includes the Athene Embedded Derivative asset of $1,765 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on internally-priced Level 3 assets and liabilities that use significant unobservable inputs (dollar amounts in millions):

As of March 31, 2026
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$121	Discounted cash flow	Mortality(1)	0.01% - 23.31%	Increase
			Lapse(2)	1.51% - 13.43%	Increase
			Utilization(3)	0.00% - 50.00%	Decrease
			Withdrawal(4)	41.00% - 48.50%	Decrease
			Non-performance risk adjustment(5)	0.38% - 1.22%	Increase
			Long-term Equity Volatility(6)	17.50% - 23.50%	Decrease

Market risk benefit assets	$6,701	Discounted cash flow	Mortality(1)	0.00% - 28.14%	Increase
			Lapse(2)	0.05% - 51.00%	Increase
			Utilization(3)	0.00% - 100.00%	Decrease
			Withdrawal(4)	4.15% - 100.00%	Decrease
			Non-performance risk adjustment(5)	0.92% - 1.98%	Increase
			Long-term Equity Volatility(6)	17.50% - 23.50%	Decrease

Liabilities
Market risk benefit liabilities	$3,971	Discounted cash flow	Mortality(1)	0.00% - 28.14%	Decrease
			Lapse(2)	0.05% - 51.00%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	4.15% - 100.00%	Increase
			Non-performance risk adjustment(5)	0.92% - 1.98%	Decrease
			Long-term Equity Volatility(6)	17.50% - 23.50%	Increase
(1)    Mortality rates vary by attained age, guaranteed benefit election, and duration. The range displayed reflects ages from the minimum issue age for the benefit through age 95, which corresponds to the typical maturity age. A mortality improvement assumption is also applied.
(2)     Base lapse rates vary by contract-level factors, such as product type, surrender charge schedule and guaranteed benefits election. Lapse rates are further adjusted based on the degree to which a guaranteed benefit is in-the-money, with lower lapse rates applying when benefits are more in-the-money. Lapse rates are also adjusted to reflect lower lapse expectations when guaranteed benefits are utilized.
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
(6)    Long-term equity volatility represents the equity volatility beyond the period for which observable equity volatilities are available.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

As of December 31, 2025
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$118	Discounted cash flow	Mortality(1)	0.01% - 23.31%	Increase
			Lapse(2)	1.51% - 13.43%	Increase
			Utilization(3)	0.00% - 50.00%	Decrease
			Withdrawal(4)	41.00% - 48.50%	Decrease
			Non-performance risk adjustment(5)	0.30% - 1.09%	Increase
			Long-term Equity Volatility(6)	17.50% 23.50%	Decrease

Market risk benefit assets	$7,867	Discounted cash flow	Mortality(1)	0.00% - 28.14%	Increase
			Lapse(2)	0.05% - 51.00%	Increase
			Utilization(3)	0.00% - 100.00%	Decrease
			Withdrawal(4)	4.15% - 100.00%	Decrease
			Non-performance risk adjustment(5)	0.57% - 1.67%	Increase
			Long-term Equity Volatility(6)	17.50% 23.50%	Decrease

Liabilities
Market risk benefit liabilities	$3,754	Discounted cash flow	Mortality(1)	0.00% - 28.14%	Decrease
			Lapse(2)	0.05% - 51.00%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	4.15% - 100.00%	Increase
			Non-performance risk adjustment(5)	0.57% - 1.67%	Decrease
			Long-term Equity Volatility(6)	17.50% 23.50%	Increase
(1)    Mortality rates vary by attained age, guaranteed benefit election, and duration. The range displayed reflects ages from the minimum issue age for the benefit through age 95, which corresponds to the typical maturity age. A mortality improvement assumption is also applied.
(2)     Base lapse rates vary by contract-level factors, such as product type, surrender charge schedule and guaranteed benefits election. Lapse rates are further adjusted based on the degree to which a guaranteed benefit is in-the-money, with lower lapse rates applying when benefits are more in-the-money. Lapse rates are also adjusted to reflect lower lapse expectations when guaranteed benefits are utilized.
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

•Investments: At March 31, 2026 and December 31, 2025, $114 million and $117 million, respectively, of debt securities, equity securities, and limited partnerships are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

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
◦Under the Athene reinsurance treaty, the calculation includes the Athene embedded derivative that is measured at fair value. The valuation of the embedded derivative utilizes a total return swap technique that incorporates the fair value of the invested assets supporting the reinsurance agreement as a component of the valuation and is excluded from the tables above.

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

The tables below provide roll-forwards for the three months ended March 31, 2026 and 2025 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	March 31,
Three Months Ended March 31, 2026		2026	(Loss)	Income (Loss)	Settlements	Level 3	2026
Assets
	Debt securities
	Corporate securities	$346	$2	$2	$(190)	$(15)	$145
	Other asset-backed securities	426	(19)	(1)	(59)	(69)	278
	Equity securities	7	2	—	—	—	9
	Mortgage loans	324	2	—	(130)	—	196
	Limited partnerships	250	4	—	12	10	276
	Policy loans	3,537	(12)	—	31	—	3,556
	Reinsurance recoverable on market risk benefits	118	3	—	—	—	121
	Market risk benefit assets	7,867	(1,166)	—	—	—	6,701

Liabilities
	Funds withheld payable under reinsurance treaties	(1,971)	24	—	(32)	—	(1,979)
	Market risk benefit liabilities	(3,754)	(507)	333	(43)	—	(3,971)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	March 31,
Three Months Ended March 31, 2025		2025	(Loss)	Income (Loss)	Settlements	Level 3	2025
Assets
	Debt securities
	Public utilities	$44	$—	$—	$(44)	$—	$—
	Corporate securities	274	—	4	27	(5)	300
	Other asset-backed securities	661	—	(2)	11	121	791
	Equity securities	7	—	—	—	—	7
	Mortgage loans	449	4	—	(2)	—	451
	Limited partnerships	195	7	—	1	—	203
	Policy loans	3,489	(10)	—	13	—	3,492
	Reinsurance recoverable on market risk benefits	121	5	—	—	—	126
	Market risk benefit assets	8,899	(1,573)	—	—	—	7,326

Liabilities
	Funds withheld payable under reinsurance treaties	(1,353)	(193)	—	(14)	—	(1,560)
	Market risk benefit liabilities	(3,774)	(678)	327	—	—	(4,125)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the three months ended March 31, 2026 and 2025 shown above are as follows (in millions):

Three Months Ended March 31, 2026	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$1	$(191)	$—	$—	$(190)
Other asset-backed securities	57	(116)	—	—	(59)
Mortgage loans	20	(150)	—	—	(130)
Limited partnerships	13	(1)	—	—	12
Policy loans	—	—	78	(47)	31
Total	$91	$(458)	$78	$(47)	$(336)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(184)	$152	$(32)
Market risk benefit liabilities	—	—	(43)	—	(43)
Total	$—	$—	$(227)	$152	$(75)

Three Months Ended March 31, 2025	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Public utilities	$—	$(44)	$—	$—	$(44)
Corporate securities	104	(77)	—	—	27
Other asset-backed securities	158	(147)	—	—	11
Mortgage loans	81	(83)	—	—	(2)
Limited partnerships	1	—	—	—	1
Policy loans	—	—	61	(48)	13
Total	$344	$(351)	$61	$(48)	$6

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(116)	$102	$(14)

For the three months ended March 31, 2026, transfers from Level 3 to Level 2 of the fair value hierarchy were $91 million, transfers from Level 2 to Level 3 were $17 million, and transfers from Level 3 to NAV equivalent were nil.

For the three months ended March 31, 2025, transfers from Level 3 to Level 2 of the fair value hierarchy were $58 million, transfers from Level 2 to Level 3 were $174 million, and transfers from Level 3 to NAV equivalent were nil.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The portion of gains (losses) included in net income (loss) or OCI attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Three Months Ended March 31,
	2026		2025
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$2	$(4)	$—	$4
Other asset-backed securities	(20)	(1)	—	(3)
Equity securities	2	—	—	—
Mortgage loans	2	—	4	—
Limited partnerships	4	—	7	—
Policy loans	(12)	—	(10)	—
Reinsurance recoverable on market risk benefits	3	—	5	—
Market risk benefit assets	(1,166)	—	(1,573)	—

Liabilities
Funds withheld payable under reinsurance treaties	24	—	(193)	—
Market risk benefit liabilities	(507)	333	(678)	327

Fair Value of Financial Instruments Carried at Other Than Fair Value

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions):

	March 31, 2026
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$10,248	$9,992	$—	$—	$9,992
Policy loans	875	875	—	—	875
FHLBI capital stock	119	119	119	—	—

Liabilities
Annuity reserves (1)	$40,683	$38,366	$—	$—	$38,366
Guaranteed investment contracts and funding agreements (2)	11,141	10,933	—	—	10,933
Funds withheld payable under reinsurance treaties	12,532	12,532	—	—	12,532
Long-term debt	2,027	1,831	—	1,831	—
Securities lending payable (3)	54	54	—	54	—
Repurchase agreements (3)	451	451	—	451	—
Separate account liabilities (5)	223,452	223,452	—	223,452	—

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

	December 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$9,887	$9,624	$—	$—	$9,624
Policy loans	889	889	—	—	889
FHLBI capital stock	119	119	119	—	—

Liabilities
Annuity reserves (1)	$39,059	$38,552	$—	$—	$38,552
Guaranteed investment contracts and funding agreements (2)	11,021	11,077	—	—	11,077
Funds withheld payable under reinsurance treaties	12,989	12,989	—	—	12,989
Long-term debt	2,030	1,877	—	1,877	—
Securities lending payable (3)	35	35	—	35	—
Repurchase agreements (3)	1,001	1,001	—	1,001	—
Separate account liabilities (5)	236,496	236,496	—	236,496	—

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

The following is a discussion of the methodologies used to determine fair values of the financial instruments that are not reported at fair value as shown in the table above:

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

	Three Months Ended March 31,	Year Ended December 31,
	2026	2025
Variable Annuities
Balance, beginning of period	$10,810	$11,314
Deferrals of acquisition costs	141	526
Amortization	(255)	(1,030)
Variable Annuities balance, end of period	$10,696	$10,810

RILA
Balance, beginning of period	$637	$399
Deferrals of acquisition costs	82	294
Amortization	(20)	(56)
RILA balance, end of period	$699	$637

Reconciliation of total DAC
Variable Annuities balance, end of period	$10,696	$10,810
RILA balance, end of period	699	637
Other product lines, end of period	239	213
Total balance, end of period	$11,634	$11,660

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

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020, to reinsure on a 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement ("the coinsurance agreement") required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.1 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $57 million at March 31, 2026.

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

The Company regularly monitors the financial strength ratings of its reinsurers. At both March 31, 2026 and December 31, 2025, the Company had an allowance for credit losses (“ACL”) of $30 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the Condensed Consolidated Balance Sheets. The ACL considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
Components of the Company’s reinsurance recoverable excluding MRBs were as follows (in millions):

	March 31,	December 31,
	2026	2025
Reserves:
Life	$5,107	$5,164
Accident and health	495	525
Annuity benefits (1)	12,699	13,196
Claims liability and other	625	633
Total	$18,926	$19,518
(1)     Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

Components of the Company’s reinsurance recoverable on market risk benefits were as follows (in millions):

	March 31,	December 31,
	2026	2025
Variable annuity	$43	$41
Other product lines	78	77
Total	$121	$118

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

Funds withheld under reinsurance agreement with Athene

The Company recognizes a liability for the embedded derivative related to the funds withheld under the Athene reinsurance agreement within funds withheld payable under reinsurance treaties on the Condensed Consolidated Balance Sheets. The embedded derivative is measured at fair value with changes in fair value reported in net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements. At inception of the reinsurance agreement with Athene, the fair value of the withheld investments differed from their book value and, accordingly, while the investments are held, the amortization of this difference is reported in net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements. See Note 5 - Derivative Instruments of these Notes to Condensed Consolidated Financial Statements for more information on the embedded derivative.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items on the Condensed Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2026	2025
Assets
Debt securities, available-for-sale	$7,476	$7,947
Debt securities, at fair value under the fair value option	6	6
Equity securities	69	88
Mortgage loans	2,022	2,102
Mortgage loans, at fair value under the fair value option	196	324
Policy loans	3,567	3,548
Freestanding derivative instruments, net	7	(4)
Other invested assets	674	712
Cash and cash equivalents	626	375
Accrued investment income	87	92
Other assets and liabilities, net	(8)	5
Total assets (1)	$14,722	$15,195

Liabilities
Funds held under reinsurance treaties (2)	$14,511	$14,960
Total liabilities	$14,511	$14,960
(1) Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $1,765 million and $1,752 million at March 31, 2026 and December 31, 2025, respectively.

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Debt securities (1)	$87	$100
Equity securities	(1)	—
Mortgage loans (2)	26	43
Policy loans	87	83
Limited partnerships	8	10
Other investment income	3	4
Total investment income on funds withheld assets	210	240
Other investment expenses on funds withheld assets (3)	(11)	(13)
Total net investment income on funds withheld reinsurance treaties	$199	$227

(1)    Includes nil and $1 million for the three months ended March 31, 2026 and 2025, respectively, related to the change in fair value for securities carried under the fair value option.
(2)    Includes $2 million and $4 million for the three months ended March 31, 2026 and 2025, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Available-for-sale securities
Realized gains on sale	$2	$5
Realized losses on sale	(12)	(49)
Credit loss expense	(16)	(2)
Credit loss expense on mortgage loans	(5)	(4)
Other	8	7
Net gains (losses) on non-derivative investments	(23)	(43)
Net gains (losses) on derivative instruments	4	(17)
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	(140)	(328)
Total net gains (losses) on derivatives and investments	$(159)	$(388)

(1) Includes the Athene embedded derivative gain (loss) of $14 million and $(201) million for the three months ended March 31, 2026 and 2025, respectively.

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

Reserves for future policy benefits for non-participating traditional and limited-payment insurance contracts are measured using the net premium ratio ("NPR") measurement model. The NPR measurement model accrues for future policy benefits in proportion to the premium revenue recognized. The reserve for future policy benefits is derived from the Company's best estimate of future net premium and future benefits and expenses, which is based on best estimate assumptions including mortality, persistency, claims expense, and discount rate. On an annual basis, or as circumstances warrant, we conduct a comprehensive review of our current best estimate assumptions based on our experience, industry benchmarking, and other factors, as applicable. Expense assumptions are updated based on estimates of expected non-level costs, such as termination or settlement costs, and costs after the premium-paying period and exclude acquisition costs or any costs that are required to be charged to expenses as incurred. Updates to assumptions are applied on a retrospective basis, and the change in the reserve for future policy benefits resulting from updates to assumptions is reported separately in the Condensed Consolidated Income Statements within the (gain) loss from updating future policy benefits cash flow assumptions, net. Each reporting period the reserve for future policy benefits is updated to reflect actual experience to date.

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

Additional Liabilities – Universal Life-type

For universal life-type insurance contracts, a liability is recognized for the policyholder’s account value as discussed further in Note 10 - Other Contract Holder Funds of these Notes to Condensed Consolidated Financial Statements. Where these contracts provide additional benefits beyond the account balance or base insurance coverage that are not market risk benefits or embedded derivatives, liabilities in addition to the policyholder’s account value are recognized. These additional liabilities for annuitization, death and other insurance benefits are reported within reserves for future policy benefits and claims payable. The methodology uses a benefit ratio defined as a constant percentage of the assessment base. This ratio is multiplied by current period assessments to determine the reserve accrual for the period. The assumptions used in the measurement of the additional liabilities for annuitization, death and other insurance benefits are based on best estimate assumptions including mortality, persistency, investment returns, and discount rates. These assumptions are similarly subject to the annual review process discussed above. As available-for-sale debt securities are carried at fair value, an adjustment is made to these additional liabilities equal to the change in liability that would have occurred if such securities had been sold at their stated fair value and the proceeds reinvested at current yields. This adjustment, along with the change in net unrealized gains (losses) on available-for-sale debt securities, net of applicable tax, is credited or charged directly to equity as a component of OCI.

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

The following table summarizes the Company’s reserves for future policy benefits and claims payable balances (in millions):

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable

	March 31,	December 31,
	2026	2025
Reserves for future policy benefits
Payout Annuities	$1,156	$1,169
Closed Block Life	3,464	3,580
Closed Block Annuity	3,533	3,647
Reserves for future policy benefits	8,153	8,396
Additional liabilities
Closed Block Life	1,175	1,195
Other future policy benefits and claims payable	1,378	1,305
Reserves for future policy benefits and claims payable	$10,706	$10,896

The following tables present the roll-forward of components of reserves for future policy benefits (in millions):

	Present Value of Expected Net Premiums
	Three Months Ended March 31,			Year Ended December 31,
	2026			2025
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$—	$998	$—	$—	$847	$—
Beginning of period cumulative effect of changes in discount rate assumptions	—	86	—	—	125	—
Beginning balance at original discount rate	—	1,084	—	—	972	—
Effect of changes in cash flow assumptions	—	—	—	—	232	—
Effect of actual variances from expected experience	—	(8)	—	—	(33)	—
Balance adjusted for variances from expectation	—	1,076	—	—	1,171	—
Issuances	—	1	—	—	2	—
Interest accrual	—	10	—	—	35	—
Net premiums collected	—	(32)	—	—	(124)	—
Ending balance at original discount rate	—	1,055	—	—	1,084	—
End of period cumulative effect of changes in discount rate assumptions	—	(97)	—	—	(86)	—
Balance, end of period	$—	$958	$—	$—	$998	$—

For the year ended December 31, 2025, the effect of actual variances from expected experience of $33 million was mainly attributed to slightly lower actual premiums versus expected premiums related to our closed block products, which are mostly reinsured, resulting in an immaterial net impact to the reserve balance.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable

	Present Value of Expected Future Policy Benefits
	Three Months Ended March 31,			Year Ended December 31,
	2026			2025
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$1,169	$4,578	$3,647	$1,095	$4,425	$3,837
Beginning of period cumulative effect of changes in discount rate assumptions	58	671	157	100	806	255
Beginning balance at original discount rate (including DPL of $110, nil and $546 in March 31, 2026, and $91, nil and $588 in December 31, 2025 for payout annuities, closed block life and closed block annuity, respectively)	1,227	5,249	3,804	1,195	5,231	4,092
Effect of changes in cash flow assumptions	—	—	—	(20)	414	(8)
Effect of actual variances from expected experience	1	6	2	(16)	(30)	6
Balance adjusted for variances from expectation	1,228	5,255	3,806	1,159	5,615	4,090
Issuances	30	3	—	171	8	—
Interest accrual	12	39	40	47	150	169
Benefits payments	(43)	(154)	(111)	(150)	(524)	(455)
Ending balance of original discount rate (including DPL of $106, nil and $534 in March 31, 2026, and $110, nil and $546 in December 31, 2025 for payout annuities, closed block life and closed block annuity, respectively)	1,227	5,143	3,735	1,227	5,249	3,804
End of period cumulative effect of changes in discount rate assumptions	(71)	(721)	(202)	(58)	(671)	(157)
Balance, end of period	$1,156	$4,422	$3,533	$1,169	$4,578	$3,647

Reserves for future policy benefits	1,156	3,464	3,533	1,169	3,580	3,647
Less: Reinsurance recoverable	129	1,952	4	128	2,012	4
Reserves for future policy benefits, after reinsurance recoverable	$1,027	$1,512	$3,529	$1,041	$1,568	$3,643

The following table presents the weighted average duration of the reserves for future policy benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity
March 31, 2026
Weighted average duration (years)	6.2	6.7	6.4
December 31, 2025
Weighted average duration (years)	6.2	6.8	6.5

The discount rate assumption related to the single-A corporate instrument yield was updated based on current market data. Discount rates increased in 2026 compared to 2025, based on the duration of the liability. This resulted in a decrease in the liability. Refer to the roll-forward above for further details.

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

	March 31, 2026		December 31, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future benefit payments	$1,557	$1,050	$1,547	$1,059
Expected future gross premiums	—	—	—	—
Closed Block Life
Expected future benefit payments	6,720	4,540	6,875	4,696
Expected future gross premiums	3,711	2,332	3,810	2,429
Closed Block Annuity
Expected future benefit payments	4,530	2,999	4,618	3,101
Expected future gross premiums	$—	$—	$—	$—

The following table presents the amount of revenue and interest related to non-participating traditional and limited-pay insurance contracts recognized in the Condensed Consolidated Income Statements (in millions):

	Gross Premiums		Interest Expense
	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Payout Annuities	$6	$67	$12	$47
Closed Block Life	67	295	29	115
Closed Block Annuity	1	(2)	40	169
Total	$74	$360	$81	$331

The following table presents the weighted average interest rate for the reserves for future policy benefits at the cohort level for the locked-in discount rate (interest accretion rate), and current discount rate, weighted by the cohort's benefit reserve amount:

	March 31, 2026	December 31, 2025
Payout Annuities
Interest accretion rate	4.29%	4.26%
Current discount rate	5.36%	5.10%
Closed Block Life
Interest accretion rate	3.08%	3.08%
Current discount rate	5.51%	5.31%
Closed Block Annuity
Interest accretion rate	4.40%	4.40%
Current discount rate	5.41%	5.16%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following table presents a roll-forward of Closed Block Life additional liabilities for annuitization, death and other insurance benefits (in millions):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Balance, beginning of period	$1,195	$1,184
Beginning of period cumulative effect of changes in shadow adjustments	14	23
Beginning balance excluding shadow	1,209	1,207
Effect of changes in cash flow assumptions	—	5
Effect of actual variances from expected experience	5	33
Interest accrual	14	58
Net assessments collected	(32)	(94)
Ending balance excluding shadow	1,196	1,209
End of period cumulative effect of changes in shadow adjustments	(21)	(14)
Balance, end of period	$1,175	$1,195

The following table presents the weighted average duration of Closed Block Life additional liabilities for annuitization, death and other insurance benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	March 31, 2026	December 31, 2025
Weighted average duration (years)	8.7	8.7

The following table presents assessments and interest expense of Closed Block Life additional liabilities for annuitization, death and other insurance benefits recognized in the Condensed Consolidated Income Statements (in millions):

	Assessments		Interest Expense
	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Additional liability for annuitization, death and other insurance benefits	$(32)	$(94)	$14	$58

The following table presents the weighted average current discount rate of Closed Block Life additional liabilities for annuitization, death and other insurance benefits, applied at the cohort level weighted by reserve benefit amount:

	March 31, 2026	December 31, 2025
Weighted average current discount rate	5.00%	5.00%

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

•Universal life-type products: Universal life-type contracts have, as a principal component, an account balance on which interest is credited to policyholders and assessments are deducted for mortality risk and contract administration. The account balance is recognized as a liability within other contract holder funds, and the liability is updated each period for fee and assessment deductions and increased for interest or returns credited to the account balance.

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

•Embedded derivatives - product liabilities: For our RILA and fixed index annuities, the equity-linked option issued by the Company is accounted for at fair value as an embedded derivative on the Company's Condensed Consolidated Balance Sheets as a component of other contract holder funds, with changes in fair value recorded in net income.

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

Our annuity products may contain certain features or guarantees that are classified as MRBs. These market risk benefits are a component of the market risk benefits line items in the Condensed Consolidated Balance Sheets. See Note 12 - Market Risk Benefits of these Notes to Condensed Consolidated Financial Statements for more information regarding market risk benefits.

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

•FABN funding agreements: Jackson has established a funding agreement-backed note (“FABN”) program, pursuant to which a special purpose statutory business trust may issue medium-term notes and deposit the proceeds with Jackson pursuant to a funding agreement issued by Jackson to the trust. As of March 31, 2026, there was remaining authority to issue up to $4.1 billion of medium-term notes under the program. The carrying values of the FABN funding agreements at March 31, 2026 and December 31, 2025 totaled $7.5 billion and $8.0 billion, respectively.

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

•FABCP funding agreements: In the second quarter of 2025, Jackson established an FABCP funding agreement program, pursuant to which a special purpose limited liability company may issue commercial paper and deposit the proceeds with Jackson under funding agreements issued by Jackson to the limited liability company. The current maximum aggregate principal amount permitted to be outstanding at any one time under the program is $3.0 billion. As of March 31, 2026, the Company had $1.3 billion outstanding under the program.

•FHLB funding agreements: Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of funding agreements issued to, and short-term and long-term borrowings from, FHLBI. At both March 31, 2026 and December 31, 2025, the Company held $119 million of FHLBI capital stock, respectively, supporting $1.9 billion in FHLB funding agreements and short-term and long-term borrowings at both March 31, 2026 and December 31, 2025. At both March 31, 2026 and December 31, 2025, the FHLB funding agreements and short-term and long-term borrowings were collateralized by mortgage-related securities and commercial mortgage loans with a carrying value of $2.8 billion.

The following table presents the liabilities for other contract holder funds (in millions):

	March 31, 2026	December 31, 2025
Variable Annuity	$6,193	$6,351
RILA	21,394	20,282
Fixed Annuity	9,300	9,494
Fixed Index Annuities	8,255	7,946
Payout Annuity	840	854
Closed Block Life	10,381	10,494
Closed Block Annuity	1,035	1,057
Institutional Products	11,141	11,021
Other Product Lines	164	164
Total other contract holder funds	$68,703	$67,663

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
The following table presents a roll-forward of other contract holder funds, gross of reinsurance (in millions):

				Fixed		Closed	Closed
	Variable		Fixed	Index	Payout	Block	Block
	Annuity	RILA	Annuity	Annuities	Annuity	Life	Annuity	Total
Balance as of January 1, 2026	$6,351	$20,282	$9,494	$7,946	$854	$10,494	$1,057	$56,478
Deposits	196	2,010	89	677	45	66	1	3,084
Surrenders, withdrawals and benefits	(516)	(164)	(343)	(341)	(66)	(207)	(32)	(1,669)
Net transfers from (to) separate accounts	134	—	—	—	—	—	—	134
Investment performance / change in value of equity option	—	(757)	—	(17)	—	—	—	(774)
Interest credited	39	22	89	40	7	156	9	362
Policy charges and other	(11)	1	(29)	(50)	—	(128)	—	(217)
Balance as of March 31, 2026	$6,193	$21,394	$9,300	$8,255	$840	$10,381	$1,035	$57,398

				Fixed		Closed	Closed
	Variable		Fixed	Index	Payout	Block	Block
	Annuity	RILA	Annuity	Annuities	Annuity	Life	Annuity	Total
Balance as of January 1, 2025	$7,206	$11,685	$9,615	$8,515	$844	$10,750	$1,149	$49,764
Deposits	855	6,926	1,085	816	220	272	3	10,177
Surrenders, withdrawals and benefits	(2,204)	(399)	(1,392)	(1,596)	(238)	(655)	(132)	(6,616)
Net transfers from (to) separate accounts	372	—	—	—	—	—	—	372
Investment performance / change in value of equity option	—	2,002	—	156	—	—	—	2,158
Interest credited	182	66	350	150	28	631	38	1,445
Policy charges and other	(60)	2	(164)	(95)	—	(504)	(1)	(822)
Balance as of December 31, 2025	$6,351	$20,282	$9,494	$7,946	$854	$10,494	$1,057	$56,478

The following table presents weighted average crediting rate, net amount at risk, and cash surrender value of contract holder account balances (dollars in millions):

				Fixed		Closed	Closed
	Variable		Fixed	Index	Payout	Block	Block
	Annuity	RILA	Annuity	Annuities	Annuity	Life	Annuity
March 31, 2026
Weighted-average crediting rate (1)	2.52%	0.41%	3.83%	1.94%	3.33%	6.01%	3.48%
Net amount at risk (2)	$—	$—	$—	$—	$—	$14,592	$—
Cash surrender value (3)	$6,190	$20,861	$9,087	$8,059	$—	$10,332	$1,035
December 31, 2025
Weighted-average crediting rate (1)	2.87%	0.33%	3.69%	1.89%	3.28%	6.01%	3.60%
Net amount at risk (2)	$—	$—	$—	$—	$—	$14,750	$—
Cash surrender value (3)	$6,330	$19,736	$9,277	$7,711	$—	$10,445	$1,057
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
At March 31, 2026 and December 31, 2025, excluding reinsurance business, approximately 92% and 93%, respectively, of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates. At March 31, 2026 and December 31, 2025, excluding reinsurance business, approximately 82% and 82%, respectively, of the Company’s closed block life account values correspond to crediting rates that are at the minimum guaranteed interest rates.

The following table presents contract holder account balances invested in fixed account funds by range of guaranteed minimum crediting rates and the related range of the difference between rates being credited to other contract holder funds and the respective guaranteed minimums (in millions):

	March 31, 2026
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	4,153	—	125	—	4,278
Greater than 2.50%	1,915	—	—	—	1,915
Total	$6,068	$—	$125	$—	$6,193

RILA
0.00%-1.50%	$5	$—	$3	$3	$11
1.51%-2.50%	—	—	24	—	24
Greater than 2.50%	113	109	—	—	222
Total	$118	$109	$27	$3	$257

Fixed Annuities
0.00%-1.50%	$24	$31	$11	$1	$67
1.51%-2.50%	18	1	41	4	64
Greater than 2.50%	3,029	32	—	277	3,338
Total	$3,071	$64	$52	$282	$3,469

Fixed Index Annuities
0.00%-1.50%	$3	$11	$2	$27	$43
1.51%-2.50%	—	24	—	12	36
Greater than 2.50%	34	5	82	46	167
Total	$37	$40	$84	$85	$246

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	10	—	—	11
Greater than 2.50%	5,189	382	709	5	6,285
Total	$5,190	$392	$709	$5	$6,296

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	11	12
Greater than 2.50%	850	17	24	—	891
Total	$850	$17	$25	$11	$903

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

	December 31, 2025
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	137	—	—	—	137
Greater than 2.50%	6,113	101	—	—	6,214
Total	$6,250	$101	$—	$—	$6,351

RILA
0.00%-1.50%	$5	$—	$3	$3	$11
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	136	93	—	—	229
Total	$141	$93	$3	$3	$240

Fixed Annuities
0.00%-1.50%	$25	$37	$12	$28	$102
1.51%-2.50%	16	1	1	—	18
Greater than 2.50%	3,001	33	—	278	3,312
Total	$3,042	$71	$13	$306	$3,432

Fixed Index Annuities
0.00%-1.50%	$3	$11	$2	$28	$44
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	36	—	86	53	175
Total	$39	$11	$88	$81	$219

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	10	—	—	11
Greater than 2.50%	5,251	388	720	5	6,364
Total	$5,252	$398	$720	$5	$6,375

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	11	12
Greater than 2.50%	872	18	24	—	914
Total	$872	$18	$25	$11	$926

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

The separate account assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. At March 31, 2026 and December 31, 2025, the assets and liabilities associated with variable life and annuity contracts were $223 billion and $236 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company.

Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Condensed Consolidated Income Statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

The following table presents the roll-forward of the separate account balance for variable annuities (in millions):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Balance as of beginning of period	$236,406	$228,851
Deposits (1)	2,317	9,998
Surrenders, withdrawals and benefits (1)	(6,955)	(27,633)
Net transfer from (to) general account	(134)	(372)
Investment performance	(7,603)	28,278
Policy charges and other	(666)	(2,716)
Balance as of end of period, gross	$223,365	$236,406

Cash surrender value (2)	$218,733	$231,711
(1) Excludes certain internal exchanges.
(2) Cash surrender value represents the amount of the contract holder’s account balances distributable at the balance sheet date less applicable surrender charges.

The following table presents the reconciliation of the separate account balance in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2026	December 31, 2025
Variable Annuities	$223,365	$236,406
Other Product Lines	87	90
Total	$223,452	$236,496

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities
Included in the separate account balance of Other Product Lines above are separate account assets related to a Jackson-issued group variable annuity contract designed for use in connection with and issued to the Company’s Defined Contribution Retirement Plan ("the Plan"). During 2025, the Plan withdrew all assets held under this variable annuity contract and transferred them to other investment options under the Plan. At both March 31, 2026 and December 31, 2025, separate account assets and separate account liabilities related to this variable annuity contract are nil.

The following table presents aggregate fair value of assets, by major investment asset category, supporting separate accounts (in millions):

	March 31, 2026	December 31, 2025
Variable Annuities By Fund Type
Equity	$160,973	$171,046
Bond	19,110	19,711
Balanced	40,841	43,317
Money Market	2,441	2,332
Total Variable Annuities	223,365	236,406
Other Product Lines	87	90
Total Separate Accounts	$223,452	$236,496

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

Changes in fair value are reported in Net (gains) losses on market risk benefits in the Condensed Consolidated Income Statements. However, the change in fair value related to our own non-performance risk is reported as a component of other comprehensive income in Change in non-performance risk on market risk benefits on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

The following table presents the reconciliation of the market risk benefits balance in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2026			December 31, 2025
	Variable	Other		Variable	Other
	Annuities	Product Lines	Total	Annuities	Product Lines	Total
Market risk benefit - (assets)	$(6,698)	$(3)	$(6,701)	$(7,863)	$(4)	$(7,867)
Market risk benefit - liabilities	3,764	207	3,971	3,598	156	3,754
Market risk benefit - net (asset) liability	$(2,934)	$204	$(2,730)	$(4,265)	$152	$(4,113)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12.    Market Risk Benefits
The following table presents the roll-forward of the net MRB (assets) liabilities for variable annuities (dollars in millions):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Net MRB balance, beginning of period	$(4,265)	$(5,176)
Beginning of period cumulative effect of changes in non-performance risk	(17)	314
Net MRB balance, beginning of period, before effect of changes in non-performance risk	(4,282)	(4,862)
Effect of changes in interest rates	(407)	(72)
Effect of fund performance	671	(3,518)
Effect of changes in equity index volatility	551	509
Effect of expected policyholder behavior	215	758
Effect of actual policyholder behavior different from expected	110	572
Effect of time	508	1,957
Effect of changes in assumptions	3	374
Net MRB balance, end of period, before effect of changes in non-performance risk	(2,631)	(4,282)
End of period cumulative effect of changes in non-performance risk	(303)	17
Net MRB balance, end of period, gross	(2,934)	(4,265)

Reinsurance recoverable on market risk benefits at fair value, end of period	(43)	(41)
Net MRB balance, end of period, net of reinsurance	(2,977)	(4,306)

Weighted average attained age (years) (1)	71	70
Net amount at risk (2)	$7,193	$5,471
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

The aggregate carrying value of long-term debt was as follows (in millions):

	March 31,	December 31,
	2026	2025
Long-Term Debt
5.170% Senior Notes due 2027	$399	$399
3.125% Senior Notes due 2031	497	496
5.670% Senior Notes due 2032	348	348
4.000% Senior Notes due 2051	490	490
Surplus notes due 2027	250	250
FHLBI bank loans due 2034 & 2035	43	47
Total long-term debt	$2,027	$2,030

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13.    Long-Term Debt
The following table presents the contractual maturities of the Company's long-term debt as of March 31, 2026 (in millions):

	Calendar Year
	2027	2028	2029	2030	2031 and thereafter	Total
Long-term debt	$649	$—	$—	$—	$1,378	$2,027

Facility Agreement for Senior Notes Issuance

In March 2026, the Company entered into:
•a 10-year facility agreement with a Delaware trust in connection with that trust’s sale of $500 million of pre-capitalized trust securities; and
•a 30-year facility agreement with a separate Delaware trust in connection with that trust’s sale of $400 million of pre-capitalized trust securities.

The pre-capitalized trust securities were issued and sold in a private placement pursuant to Rule 144A under the Securities Act. Each trust invested the proceeds from the sale of its trust securities in a portfolio of principal and/or interest strips of U.S. Treasury securities.

Each facility agreement provides the Company with the right to issue and sell to the applicable trust from time to time the Company’s unsecured senior notes, consisting of up to $500 million of 6.311% senior notes due February 15, 2036 (the "2036 Senior Notes"), in case of the 10-year facility agreement, and up to $400 million of 7.280% senior notes due February 15, 2056 (the "2056 Senior Notes"), in case of the 30-year facility agreement, in exchange for a corresponding amount of the U.S. Treasury securities held by the applicable trust. The U.S. Treasury securities held by a trust are pledged to the Company as collateral securing that trust’s performance under its facility agreement. The Company may direct a trust to grant the right to exercise the issuance right with respect to all or a designated amount of the applicable senior notes to one or more assignees (who are our consolidated subsidiaries or persons to whom we have an obligation). The issuance right under a facility agreement will be exercised automatically in full upon the Company’s failure to make certain payments to the applicable trust or upon certain bankruptcy events involving the Company. The Company is also required to exercise this issuance right if its consolidated stockholders’ equity, calculated in accordance with U.S. GAAP but excluding accumulated other comprehensive income and equity of non-controlling interests, falls below $2.8 billion, subject to adjustment from time to time in certain cases, and upon certain other events described in the applicable facility agreement.

Prior to any involuntary exercise of the issuance right under a facility agreement, the Company has the right to repurchase any or all of the senior notes then held by the applicable trust in exchange for U.S. Treasury securities. The Company may redeem any outstanding senior notes issued to a trust, in whole or in part, prior to their maturity at a redemption price equal to the greater of par or a make-whole redemption price. On or after their maturities, the senior notes may be redeemed at par. The Company is required to purchase from a trust any U.S. Treasury securities that are due and unpaid at an amount equal to their face amount.

The Company pays a semi-annual facility fee under the 10-year facility agreement and the 30-year facility agreement to the applicable trust at a rate of 2.066% and 2.430% per annum, respectively, applied to the maximum amount of senior notes that the Company could issue and sell to that trust, and reimburses each trust for its expenses under separate expense agreements. The facility fees and expense reimbursements are recorded in operating costs and other expenses.

At March 31, 2026, the Company had not issued any senior notes under either facility agreement. The Company incurred $7 million of origination costs, which were capitalized and reported in other assets and will be amortized over the terms of the respective facility agreements.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13.    Long-Term Debt
Revolving Credit Facility

The Company has a revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks and Bank of America, N.A., as Administrative Agent. The Revolving Credit Facility provides for borrowings for working capital and other general corporate purposes under aggregate commitments of $1.0 billion, with a sub-limit of $500 million available for letters of credit. The Revolving Credit Facility further provides for the ability to request, subject to customary terms and conditions, an increase in commitments thereunder by up to an additional $500 million.

The credit agreement for the Revolving Credit Facility contains financial maintenance covenants, including a minimum adjusted consolidated net worth test of no less than 70% of our adjusted consolidated net worth as of September 30, 2022 (plus (to the extent positive) or minus (to the extent negative) 70% of the impact on such adjusted consolidated net worth resulting from the application of the one-time transition adjustment for the LDTI accounting change for insurance contracts, and plus 50% of the aggregate amount of any increase in adjusted consolidated net worth resulting from equity issuances by the Company and its consolidated subsidiaries after September 30, 2022), and a maximum consolidated indebtedness to total capitalization ratio test not to exceed 35%. Commitments under the Revolving Credit Facility terminate on February 24, 2028.

Line of Credit Agreement

Jackson is a party to an Uncommitted Money Market Line Credit Agreement, among Jackson, Jackson Financial, and Société Générale. This agreement is an uncommitted short-term cash advance facility that provides an additional form of liquidity to Jackson and to Jackson Financial. The aggregate borrowing capacity under the agreement is $500 million and each cash advance request must be at least $100 thousand. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. Jackson and Jackson Financial are jointly and severally liable to repay any advance under the agreement, which must be repaid prior to the last day of the quarter in which the advance was drawn.

14. Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. No advances were outstanding at March 31, 2026 and December 31, 2025. Interest expense on such advances was nil and $4 million for the three months ended March 31, 2026 and 2025, respectively. See Note 10 - Other Contract Holder Funds of these Notes to Condensed Consolidated Financial Statements for the carrying value of securities pledged as collateral for our FHLB obligations.

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

The Company's effective income tax rate was (4.9)% for the three months ended March 31, 2026 compared with (5.9)% for the same period in 2025, respectively. The ETR, excluding significant unusual or infrequently occurring items, differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of foreign tax credits. The ETR differs for the three months ended March 31, 2026 from the full year-ended December 31, 2025 ETR of 117.0% due to the relationship of taxable income to consolidated pre-tax income (loss), valuation allowance, the variance of the impact of tax adjustments related to prior year returns and the benefit of IRS refund interest on carryback claims and amended returns both recognized in 2025.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15.     Income Taxes
For the three months ended March 31, 2026 and 2025, the Company recorded nil for the provision of the corporate alternative minimum tax ("CAMT") with an offsetting increase to the deferred tax asset for the credit carryover resulting in no impact to total tax expense. The determination of the estimated 2026 CAMT liability considered carryover impacts from prior tax years and consideration of the applicability of the proposed regulations and additional guidance issued by the Internal Revenue Service. The U.S. Treasury Department is expected to issue additional guidance in 2026 or later that may materially change the estimated provision of the CAMT.

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

For the three months ended March 31, 2026, changes in market conditions and interest rates impacted the unrealized tax gains and losses in the available-for-sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses for the life insurance group. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery, our capital loss carryback capacity, along with reversing capital deferred tax liabilities.

As of March 31, 2026, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses and the charitable contributions carryover that are not more likely than not to be realized. For the three months ended March 31, 2026, the Company recorded a increase of $125 million to the valuation allowance associated with the unrealized tax losses in the Company’s available-for-sale securities portfolio, and recorded an increase of $1 million for the charitable contributions carryover. The $126 million increase for the three months ended March 31, 2026 to the valuation allowance consists of $126 million tax expense recorded to other comprehensive income. At March 31, 2026 and December 31, 2025, the Company has recorded a total valuation allowance for $612 million and $486 million, respectively, associated with the unrealized tax losses in the Life Companies' available-for-sale securities portfolio and the charitable contributions carryover where it is not more likely than not that the full tax benefit of the losses will be realized.

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

At March 31, 2026, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $676 million. At March 31, 2026, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $794 million.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 17. Operating Costs and Other Expenses
17. Operating Costs and Other Expenses

The following table summarizes the Company’s operating costs and other expenses (in millions):

	Three Months Ended March 31,
	2026	2025
Asset-based commission expenses	$295	$284
Other commission expenses	322	215
Sub-advisor expenses	74	78
General and administrative expenses (1)	299	259
Deferral of acquisition costs	(255)	(159)
Total operating costs and other expenses	$735	$677
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

18. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in the balance of accumulated other comprehensive income ("AOCI"), net of income tax, related to unrealized investment gains (losses) (in millions):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period (1)	$(2,470)	$(3,522)

Change in unrealized gains (losses) of investments	(575)	641
Change in current discount rate - reserve for future policy benefits(2)	73	(75)
Change in non-performance risk on market risk benefits	333	327
Change in unrealized gains (losses) - other	7	(4)
Change in deferred tax asset	(90)	(93)
Other comprehensive income (loss) before reclassifications	(252)	796
Reclassifications from AOCI, net of tax	(6)	7
Other comprehensive income (loss)	(258)	803
Balance, end of period (1)	$(2,728)	$(2,719)
(1)Includes $(1,319) million and $(1,269) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of March 31, 2026 and December 31, 2025, respectively.
(2)Represents the impact of changes in the discount rate used in the remeasurement of our direct reserves for future policy benefits and claims payable, net of the remeasurement of ceded reserves for future policy benefits and claims payable.

The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statements

	Three Months Ended March 31,
	2026	2025
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$18	$24	Net gains (losses) on derivatives and investments
Other impaired securities	(24)	(15)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	(6)	9
Income tax expense (benefit)	—	2
Reclassifications, net of income taxes	$(6)	$7

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

The following table presents the declaration date, record date, payment date and dividends paid per preferred share of, and per depositary share representing, the Series A Preferred Stock:

				Dividends Paid
	Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
Quarter Ended
03/31/2026	February 16, 2026	March 16, 2026	March 30, 2026	$500	$0.50
Quarter Ended
03/31/2025	February 17, 2025	March 11, 2025	March 31, 2025	$500	$0.50

Common Stock

At March 31, 2026 and December 31, 2025, the Company was authorized to issue up to 1 billion shares of common stock with a par value of $0.01 per share.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
Shares Issued to TPG

On February 11, 2026, Jackson Financial and TPG Inc. ("TPG") completed the transaction announced on January 6, 2026, resulting in TPG acquiring 4,715,554 shares of Jackson Financial common stock for $500 million. As a result, Jackson Financial re-issued treasury shares having an aggregate cost of $178 million and recognized a corresponding gain on re-issuance of treasury shares of $322 million, which was recorded to additional paid-in capital. The cost of re-issued shares is determined on a first-in, first-out basis. See Note 25 - Subsequent Events of the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report for further discussion on this transaction.

Share Repurchase Program

On September 18, 2025, our Board of Directors authorized an increase of $1 billion in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of April 28, 2026, the Company had remaining authorization to apply up to $753 million to the purchase of its common shares.

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

Through March 31, 2026, we have incurred $10 million of excise tax in connection with share repurchases that exceeded stock issuances. The excise tax incurred was recognized as part of the cost basis of the treasury stock acquired and not reported as income tax expense.

The following table represents share repurchase activities as part of our share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2025 (January 1- March 31)	1,966,909	$172	$87.69
2025 (April 1- June 30)	1,920,154	158	82.06
2025 (July 1- September 30)	1,636,094	154	94.32
2025 (October 1- December 31)	1,507,378	150	99.66
Total 2025	7,030,535	$634	$90.26
2026 (January 1- March 31)	1,714,620	192	111.87
2026 (April 1- April 28)	527,648	57	108.04
Total 2026	2,242,268	$249	$110.97

The following table presents changes in the number of shares of common stock outstanding:

	Common Stock Issued	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2025	94,488,315	(27,662,683)		66,825,632
Share-based compensation programs	—	444,186	(1)	444,186
Shares repurchased under repurchase program	—	(1,714,620)		(1,714,620)
Common stock issued to TPG	—	4,715,554		4,715,554
Shares at March 31, 2026	94,488,315	(24,217,563)		70,270,752
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

The following table presents declaration date, record date, payment date and dividends paid per share of JFI’s common stock:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
Quarter Ended
03/31/2026	February 16, 2026	March 16, 2026	March 26, 2026	$0.90
Quarter Ended
03/31/2025	February 17, 2025	March 11, 2025	March 20, 2025	$0.80

20. Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income (loss) attributable to Jackson Financial common shareholders, by the weighted-average number of shares of common stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. The Company grants share-based awards subject to vesting provisions of its 2021 Omnibus Incentive Plan, which can have a dilutive effect. See Note 18 - Share-Based Compensation of the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report for further description of our share-based awards.

The following table sets forth the calculation of earnings per common share:

	Three Months Ended March 31,
	2026	2025
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$(424)	$(24)
Less: Preferred stock dividends	11	11
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(435)	$(35)

Weighted average shares of common stock outstanding - basic	69,743,841	73,469,317
Dilutive common shares	—	—
Weighted average shares of common stock outstanding - diluted (1)	69,743,841	73,469,317

Earnings per share—common stock
Basic	$(6.24)	$(0.48)
Diluted	$(6.24)	$(0.48)
(1) If we reported a net loss attributable to Jackson Financial Inc., all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. The shares excluded from the diluted EPS calculation were 317,447 and 247,765 shares for the three months ended March 31, 2026 and 2025.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 21.    Subsequent Events
21.    Subsequent Events

The Company has evaluated subsequent events through the date these Condensed Consolidated Financial Statements were issued.

Dividends Declared to Shareholders

On May 1, 2026, our Board of Directors approved a cash dividend on JFI's common stock of $0.90 per share for the second quarter 2026, payable on June 25, 2026, to common shareholders of record on June 11, 2026. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on June 30, 2026, to depositary shareholders of record at the close of business on June 11, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

The information in this Quarterly Report on Form 10-Q (this “report”) contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “expect,” “believe,” “anticipate,” “plan,” “predict,” “remain,” “future,” “confident,” and “commit” or similar expressions. In particular, statements regarding plans, strategies, prospects, targets and expectations regarding the business and industry are forward-looking statements. They reflect expectations, are not guarantees of performance and speak only as of the dates the statements are made. We caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. Other factors that could cause actual results to differ materially from those in the forward-looking statements include those reflected in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the "SEC") on February 24, 2026, (the "2025 Annual Report"), and elsewhere in Jackson Financial Inc.’s reports filed with the SEC. Except as required by law, Jackson Financial Inc. does not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.

Certain financial data included in this report consists of non-GAAP (Generally Accepted Accounting Principles) financial measures. These non-GAAP financial measures may not be comparable to similarly titled measures presented by other entities, nor should they be construed as an alternative to other financial measures determined in accordance with U.S. GAAP. Although the Company believes these non-GAAP financial measures provide useful information to investors in measuring the financial performance and condition of its business, investors are cautioned not to place undue reliance on any non-GAAP financial measures and ratios included in this report. A reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measure can be found in the “Non-GAAP Financial Measures” in this report.

Certain financial data included in this report consists of statutory accounting principles (“statutory”) financial measures. These statutory financial measures are included in or derived from the Jackson National Life Insurance Company annual and/or quarterly statements filed with the Michigan Department of Insurance and Financial Services and are available in the investor relations section of the Company’s website at investors.jackson.com/financials/statutory-filings.

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

Executive Summary

This Management’s Discussion and Analysis of Financial Condition and Results of Operation highlights selected information and may not contain all the information that is important to current or potential investors in our securities. You should read this report, including the Condensed Consolidated Financial Statements (Unaudited) and related notes contained in Part I, Item 1 of this report, and our 2025 Annual Report, in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

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

Due to funds withheld reinsurance arrangements, including the Athene Reinsurance Transaction, we hold significant assets whose investment performance accrues to the benefit of the applicable third-party reinsurer.

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

We manage our business through three reportable segments: Retail Annuities, Institutional Products, and Closed Life and Annuity Blocks. We report in Corporate and Other items that are not included in those three segments, including the results of PPM Holdings, Inc., the parent holding company of PPM America, Inc. ("PPM") that manages the majority of our general account investment portfolio. See Note 3 - Segment Information of the Notes to Condensed Consolidated Financial Statements for further information on our segments.

An understanding of several key operating measures, including sales, account value, net flows, benefit base and assets under management ("AUM"), is helpful in evaluating our results. See “Key Operating Measures” below. Finally, we are affected by various economic, industry and regulatory trends, which are described below under “Macroeconomic, Industry and Regulatory Trends.”

Item 2 | Management’s Discussion and Analysis | Executive Summary

The table below presents selected financial and operating measures:

	Three Months Ended March 31,
	2026	2025
	(in millions, except for percentages)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(435)	$(35)
Adjusted Operating Earnings (1)	361	376
Amount of shares repurchased under share repurchase program	192	172
Dividends on common shares	65	59
Jackson Financial Inc. Net cash provided by (used in) operating activities (Parent Company Only)	19	29
Free cash flow (1)	288	213
Return on Equity ("ROE") Attributable to Common Shareholders	(18.9)%	(1.5)%
Adjusted Operating ROE Attributable to Common Shareholders on average equity (1)	13.8%	13.6%

(1) Non-GAAP financial measure. See "Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

Recent Events of Note

•Capital Returned to Common Shareholders: Since January 1, 2026 through March 31, 2026, we have returned $257 million to our common shareholders consisting of $65 million in dividends and $192 million in common share repurchases. Our capital return target for common shareholders for 2026 is $900 million - $1.1 billion. Our share repurchases, net of issuances for our share-based compensation, were 1,270,434 during the three months ended March 31, 2026. Additionally, we re-issued 4,715,554 of treasury shares to TPG Inc. during the three months ended March 31, 2026. Our outstanding shares of common stock were 70,270,752 at March 31, 2026 and 66,825,632 at December 31, 2025. See Note 19 of the Notes to Condensed Consolidated Financial Statements for further information on our share repurchases.

•Free Capital Generation and Free Cash Flow:
◦Our free capital generation during the three months ended March 31, 2026 exceeded $270 million. Free capital generation represents Jackson’s aggregate statutory basis after-tax income from operations, realized gains (losses), unrealized gains (losses), and other surplus adjustments, adjusted for the change in estimated company action level required capital ("CAL") for Jackson calibrated to a 425% risk-based capital ("RBC") ratio. We expect free capital generation in 2026 to be at or above $1.2 billion, assuming 5% equity market total return and rates following the year-end forward curve. As explained below under “Liquidity and Capital Resources – Distributions and Dividends,” the payment of dividends or distributions from our capital generation is limited by applicable laws and regulations.
◦The free cash flow at Jackson Financial (parent company only) during the three months ended March 31, 2026 was $288 million compared to $213 million during the three months ended March 31, 2025. Free cash flow is a non-GAAP financial measure calculated as the difference between cash received by Jackson Financial from its subsidiaries less holding company expenses and other, net. See “Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliation to the most comparable U.S. GAAP measure.

•Brooke Life Reinsurance Company (“Brooke Re”): During the first quarter of 2024, Jackson entered into a 100% coinsurance with funds withheld reinsurance transaction with Brooke Re, a Michigan captive insurer, with all economics of the transaction effective as of January 1, 2024. Jackson and Brooke Re are both direct subsidiaries of Brooke Life Insurance Company ("Brooke Life"). The transaction primarily provides for the cession from Jackson to Brooke Re of liabilities associated with certain guaranteed benefit riders under variable annuity contracts and similar products of Jackson (“market risk benefits”), both in-force on the transaction effective date and written in the future (i.e., on a “flow” basis). The reinsurance transaction eliminates upon consolidation at JFI. Holding company liquidity at JFI was not impacted by the transaction.

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

•Long-term Strategic Partnership with TPG Inc. ("TPG") and formation of Hickory Brooke Reinsurance Company (“Hickory Re”): During the first quarter of 2026, Jackson entered into an agreement providing for a long-term strategic partnership with TPG, combining the strength of Jackson’s annuity product expertise and broad distribution network with TPG’s scaled private credit platform. The partnership aims to expand Jackson’s spread-based product sales and to provide flexibility for future innovative insurance solutions. The benefits of this strategic partnership include increased opportunities for new business and earnings diversification, enhanced profitability and greater long-term value for Jackson stakeholders.

Upon the transaction closing on February 11 2026, subsidiaries and affiliates of Jackson Financial and TPG entered into non-exclusive investment management arrangements with a 10-year initial term with automatic 1-year renewals through year 15, subject to various termination provisions, with TPG providing Investment Grade Asset Based Finance and Direct Lending investment capabilities to complement the asset management capabilities of PPM America, Inc. ("PPM"), a Jackson subsidiary. The partnership is expected to strengthen investment capabilities within Jackson’s general account with a focus on maintaining a well-diversified investment strategy that appropriately balances risk and returns to support annuity product sales in various market environments. PPM will continue to manage the majority of Jackson’s general account and both Jackson and PPM will retain oversight of Jackson’s investment portfolio. The combination of PPM and TPG’s complementary investment capabilities is expected to enhance Jackson’s profitability and competitive position.

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

During the fourth quarter of 2025, Jackson entered into a reinsurance agreement with Hickory Re, on a quota-share coinsurance basis on certain fixed annuities and fixed index annuities issued by Jackson, including the annuitization of these contracts, with all economics of the transaction effective as of December 1, 2025. In consideration for the ceded contracts, Jackson transferred to Hickory Re an initial reinsurance premium consisting of assets with a market value equal to the estimated statutory reserve amount of the ceded contracts in the amount of $1.2 billion. In addition, Hickory Re will reinsure new sales by Jackson of fixed annuities and fixed index annuities. The reinsurance transaction eliminates upon consolidation at JFI.

Hickory Re, a Michigan captive insurer, was capitalized with a $150 million capital contribution consisting of excess cash from Jackson Financial. The $500 million received by Jackson Financial from TPG upon closing of the transaction was used to make a further capital contribution to Hickory Re. Hickory Re has been established to serve as a capital-efficient way to accelerate further sales growth of Jackson’s fixed and fixed index annuity products as we grow our spread-based business. For regulatory reporting purposes, Hickory Re measures the liabilities for assumed contracts using a modified U.S. GAAP methodology that is intended to increase alignment between assets and liabilities in response to changes in economic factors.

The combination of these transactions is expected to increase Jackson’s future profitability, general account asset growth and capital generation, supporting growth in free cash flows and capital return to shareholders.

Item 2 | Management’s Discussion and Analysis | Executive Summary

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

	Three Months Ended March 31,
	2026	2025
	(in millions)
Sales
Variable annuities (1)	$2,513	$2,662
RILA	2,010	1,195
Fixed Index Annuities	677	35
Fixed Annuities	79	139
Total Retail Annuity Sales	5,279	4,031

Total Institutional Product Sales	110	1,599

Total Sales	$5,389	$5,630
(1) Excludes certain internal exchanges.

Higher retail annuity sales for the three months ended March 31, 2026, were primarily due to increased RILA and fixed index annuity sales. In addition, sales of our institutional products were lower for the three months ended March 31, 2026, reflecting our opportunistic approach to this business, which depends on both the risk-adjusted return on investment opportunities available and the prevailing cost of funding required by purchasers.

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

	March 31, 2026	December 31, 2025
	(in millions)
Account Value
GMWB For Life	$164,023	$174,293
GMWB	5,731	6,080
GMIB	1,057	1,138
GMAB	434	366
No Living Benefits	58,313	60,880
Total Variable Annuity Account Value	229,558	242,757

RILA	21,394	20,282

Fixed Annuity (1)	3,469	3,432
Fixed Index Annuity (1)	2,120	1,517
Total Fixed & Fixed Index Annuity Account Value (1)	5,589	4,949

Payout Annuity(1)	582	595

Total Retail Annuities Account Value (1)	$257,123	$268,583

Total Institutional Products Account Value	$11,141	$11,021

Total Closed Life and Annuity Blocks Account Value (1)	$7,257	$7,357

(1) Net of reinsurance.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Net Flows

Net flows represent the net change in customer account balances during a period, reflecting inflows from gross premiums received and outflows associated with surrenders, withdrawals and benefits payments. Net flows exclude investment performance, interest credited to customer accounts, transfers between fixed and variable benefits for variable annuities, and policy charges. We believe net flows is a useful metric in providing an understanding of, among other things, sales, ongoing premiums and deposits, the changes in account value from period to period, sources of potential fee and spread income, and policyholder behavior.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net Flows:
Variable Annuity	$(4,958)	$(4,782)
RILA	1,846	1,130
Fixed Annuity (1)	12	108
Fixed Index Annuity (1)	643	25
Payout Annuity (1)	(18)	(5)
Total Retail Annuities Net Flows (1)	(2,475)	(3,524)
Net flows ceded	(576)	(808)
Total Retail Annuities Net Flows, gross of reinsurance	(3,051)	(4,332)

Total Institutional Products Net Flows	(622)	736
Total Closed Life and Annuity Blocks Net Flows (1)	(83)	(69)
Total Net Flows	$(3,756)	$(3,665)

(1) Net of reinsurance.

Net flows, net of reinsurance, decreased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven by lower institutional sales, partially offset by increased RILA and fixed index annuity sales. Elevated variable annuity surrenders and withdrawals were driven by mature policies from higher sales years coming out of their surrender charge period, along with higher surrenders as guaranteed benefits are less in the money during times of strong equity market performance. The more recent environment of higher interest rates and attractive annuity alternatives, such as RILA, combined with Jackson’s seasoned “out-of-the-money” book heightens exchange activity for us and the industry.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Benefit Base

Benefit base refers to a notional amount representing the value of a customer’s guaranteed benefit and, therefore, may be a different value from the invested assets in that customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$58,313	N/A	$60,880	N/A
By Guaranteed Living Benefits:
GMWB for Life	164,023	173,823	174,293	174,976
GMWB	5,731	4,714	6,080	4,768
GMIB (1)	1,057	1,343	1,138	1,396
GMAB	434	424	366	343
Total	$229,558	$180,304	$242,757	$181,483

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$31,140	N/A	$32,326	N/A
Return of Premium	174,742	128,004	185,237	128,793
Highest Anniversary Value ("HAV")	12,331	12,201	13,157	12,367
Rollup	2,908	3,703	3,095	3,774
Combination HAV/Rollup	8,437	9,218	8,942	9,308
Total	$229,558	$153,126	$242,757	$154,242

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

	March 31,	December 31,
	2026	2025
	(in millions)
Jackson Invested Assets	$59,229	$58,440
Third Party Invested Assets (including CLOs)	35,723	35,294
Total PPM AUM	94,952	93,734
Total JNAM AUM	243,045	257,325
Total AUM	$337,997	$351,059

Sales of RILA, fixed and fixed index annuities, and institutional products, along with a focus on growing its institutional client assets, contributed to the increase in PPM AUM. The decrease in JNAM AUM primarily reflects unfavorable equity market performance.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends

Macroeconomic, Industry and Regulatory Trends

We highlight several trends and uncertainties below that we believe could materially affect our future business performance, including our results of operations, our investments, our cash flows, and our capital and liquidity position.

Macroeconomic and Financial Market Conditions

Our business and results of operations are affected by macroeconomic factors. See “Risks to Conditions in Global Financial Markets and the Economy” in Part I, Item 1A. Risk Factors of our 2025 Annual Report for more information.

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

In the short- to medium-term, increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. Our financial performance can be adversely affected by market volatility and equity market declines if the account values of our annuities against which we assess fees fluctuate, hedging costs increase, or revenues decline due to reduced sales and increased outflows.

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

•Some of our annuities have guaranteed minimum interest crediting rates (“GMICRs”) that limit our ability to reduce crediting rates. If earnings on our investment portfolio decline, those GMICRs may result in net investment spread compression that negatively impacts earnings. Many of our annuities have GMICRs that reset at contractually specified times after issue, subject to a contractually specified minimum. In a rising interest rate environment, these GMICRs can increase over time. Conversely, in a falling interest rate environment, the interest crediting rate will eventually decrease; however, there may be a lag between interest rate movements and the GMICR reset, temporarily limiting our ability to lower crediting rates. When policies have comparatively high GMICRs, in a subsequent low interest rate environment more customers are expected to hold on to their policies, which may result in lower lapses than previously expected.

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

Conditions in fixed income markets impact our financial performance. As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation is generally reflected in our accumulated other comprehensive income or accumulated other comprehensive income ("AOCI"). The revaluation will impact net income in the cases of realized gains or losses from the sale of securities, changes in fair value of trading securities or securities carried at fair value under the fair value election, or potential changes in the allowance for credit loss ("ACL"). In addition, if credit conditions deteriorate due to a recession or other negative credit events in capital markets, we could experience an increase in defaults and other-than-temporary-impairments (“OTTI”).

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

We operate in a highly regulated industry. Our insurance company subsidiaries are regulated primarily at the state level, with some policies and products also subject to federal regulation. New federal and state regulations could impact our business model, as described below and in Part I. Business - Regulation in our 2025 Annual Report. Our ability to respond to changes in regulation and other legislative activity is critical to our long-term financial performance. The following items could materially impact our business:

Department of Labor Fiduciary Advice Rule Withdrawn

In April 2024, the Department of Labor (the "DOL") revised the definition of “fiduciary” and related Prohibited Transaction Exemptions ("PTEs") (the “2024 Fiduciary Advice Rule”), redefining what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act ("ERISA") plans and individual retirement accounts ("IRAs"). See Part I, Business – Regulation – “Federal Initiatives Impacting Insurance Companies – Department of Labor’s Fiduciary Advice Rule” in our 2025 Annual Report for more information regarding the 2024 Fiduciary Advice Rule. The 2024 Fiduciary Advice Rule had been challenged in two separate litigation matters and the DOL had been stayed from enforcing the rule. On March 18, 2026, the DOL officially withdrew the 2024 Fiduciary Advice Rule after the courts vacated the 2024 Fiduciary Advice Rule in each litigation matter. Effectively, the withdrawal restored the pre-amendment versions of the PTEs and reinstated the DOL’s 1975 regulation providing that a person will be deemed an investment advice fiduciary if all elements of a five-part test are met.

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

1.Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) net gains (losses) on hedging instruments which includes: (a) changes in the fair value of freestanding derivatives, and related commissions and expenses, used to manage the risk associated with market risk benefits and other benefit features, excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; and (b) investment income and change in fair value of certain non-derivative assets used to manage the risk associated with market risk benefits and other benefit features; and (iii) the movements in reserves, market risk benefits, benefit features accounted for as embedded derivative instruments adjusted to exclude the cost of hedging for certain indexed annuity products, and related claims and benefit payments (excluding impacts of actuarial assumption updates and model enhancements). We believe excluding these items removes the impact to both revenue and related expenses associated with Net Hedging Results.

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

6.Other Items: Comprised of: (i) the impact of investments that are consolidated in our financial statements due to U.S. GAAP accounting requirements, such as our investments in collateralized loan obligations ("CLOs"), but for which the consolidation effects are not consistent with our economic interest or exposure to those entities; (ii) impacts from derivatives not included in Net Hedging Results or Net Realized Investment Gains or Losses (see 1. and 4. above), excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; (iii) investment income (loss) related to mark-to-market on TPG shares, which are subject to certain sales restrictions; and (iv) one-time or other non-recurring items.

Operating income taxes are calculated using the prevailing corporate federal income tax rate of 21% while considering any items recognized differently in our financial statements and federal income tax returns, including the dividends received deduction and other tax credits. For interim reporting periods, the Company uses an estimated annual effective tax rate (“ETR”) in computing its tax provision including consideration of discrete items.

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures

The following is a reconciliation of Adjusted Operating Earnings to net income (loss) attributable to Jackson Financial common shareholders, the most comparable U.S. GAAP measure.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income (loss) attributable to Jackson Financial Inc common shareholders	$(435)	$(35)
Add: dividends on preferred stock	11	11
Add: income tax expense (benefit)	20	1
Pretax income (loss) attributable to Jackson Financial Inc	(404)	(23)
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(771)	(768)
Net gains (losses) on hedging instruments	460	(1,011)
Market risk benefits (gains) losses, net	1,670	2,246
Net reserve and embedded derivative movements	(707)	(333)
Total net hedging results	652	134
Amortization of DAC associated with non-operating items at date of transition to LDTI	121	128
Net realized investment (gains) losses	42	66
Net realized investment (gains) losses on funds withheld assets	159	388
Net investment income on funds withheld assets	(199)	(227)
Other items	59	(24)
Total non-operating adjustments	834	465
Pretax adjusted operating earnings	430	442
Less: operating income tax expense (benefit)	58	55
Adjusted operating earnings before dividends on preferred stock	372	387
Less: dividends on preferred stock	11	11
Adjusted operating earnings	$361	$376

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

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures

The following is a reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity and a comparison of Adjusted Operating ROE Attributable to Common Shareholders to ROE Attributable to Common Shareholders, the most comparable U.S. GAAP measure:

	Three Months Ended March 31,
	2026	2025
	(in millions, except percentages)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(435)	$(35)
Adjusted Operating Earnings	361	376

Total shareholders' equity	$9,496	$10,301
Less: Preferred stock	533	533
Total common shareholders' equity	8,963	9,768

Adjustments to total common shareholders’ equity:
Exclude AOCI attributable to Jackson Financial Inc. (1)	1,409	1,256
Adjusted Book Value Attributable to Common Shareholders	$10,372	$11,024

ROE Attributable to Common Shareholders	(18.9)%	(1.5)%
Adjusted Operating ROE Attributable to Common Shareholders on average equity	13.8%	13.6%

(1) Excludes $(1,319) million and $(1,463) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of March 31, 2026 and 2025, respectively, which are not attributable to Jackson Financial Inc. and are therefore not included as an adjustment to total shareholders’ equity in the reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity.

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

	Three Months Ended March 31,
	2026	2025
	(in millions)
Dividends and distributions to parent (1)	$325	$240
Issuance of treasury stock to TPG	500	—
Capital contributed to Hickory Re	(500)	—
Jackson Financial expenses and other, net	(37)	(27)
Free Cash Flow	$288	$213

(1) Cash distributed to Jackson Financial includes cash dividends and distributions of $280 million and interest payments on surplus notes of $45 million to Jackson Financial from its subsidiaries for the three months ended March 31, 2026, and includes cash dividends and distributions of $195 million and interest payments on surplus notes of $45 million to JFI from its subsidiaries for the three months ended March 31, 2025.

The following is a reconciliation of Jackson Financial, Inc. net cash provided by (used in) operating activities (Parent Company only), the most comparable U.S. GAAP measure, to Free Cash Flow:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Jackson Financial Inc. Net cash provided by (used in) operating activities (Parent Company Only)	$19	$29

Adjustments from net cash provided by operating activities to free cash flow:
Issuance of treasury stock to TPG	500	—
Capital distributions from subsidiaries	280	195
Capital contributed to subsidiaries	(500)	—
Dividends on preferred stock	(11)	(11)
Total adjustments	269	184
Free cash flow	$288	$213

Free Cash Flow Comprised of:
Issuance of treasury stock to TPG	$500	$—
Capital distributions from subsidiaries	280	195
Interest on surplus notes from subsidiary	45	45
Cash distributed to Jackson Financial	825	240

Capital contributed to Hickory Re	(500)	—

Parent company expenses	(29)	(28)
Net investment income and other income	7	8
Other, net	(15)	(7)
Jackson Financial expenses and other, net	(37)	(27)
Free cash flow	$288	$213

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Condensed Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes elsewhere in this report:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Revenues
Fee income	$1,998	$1,986
Premiums	28	40
Net investment income:
Net investment income excluding funds withheld assets	541	528
Net investment income on funds withheld assets	199	227
Total net investment income	740	755
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	283	1,343
Net gains (losses) on funds withheld reinsurance treaties	(159)	(388)
Total net gains (losses) on derivatives and investments	124	955
Other income	12	14
Total revenues	2,902	3,750

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	258	244
(Gain) loss from updating future policy benefits cash flow assumptions, net	18	12
Market risk benefits (gains) losses, net	1,670	2,246
Interest credited on other contract holder funds, net of deferrals and amortization	315	288
Interest expense	25	25
Operating costs and other expenses, net of deferrals	735	677
Amortization of deferred acquisition costs	281	275
Total benefits and expenses	3,302	3,767
Pretax income (loss)	(400)	(17)
Income tax expense (benefit)	20	1
Net income (loss)	(420)	(18)
Less: Net income (loss) attributable to noncontrolling interests	4	6
Net income (loss) attributable to Jackson Financial Inc.	(424)	(24)
Less: Dividends on preferred stock	11	11
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(435)	$(35)

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

Pretax Income (Loss)

Our pretax income (loss) decreased by $383 million to $(400) million for the three months ended March 31, 2026, from $(17) million for the three months ended March 31, 2025, primarily due to:

•$831 million unfavorable change in total net gains (losses) on derivatives and investments as discussed below:

	Three Months Ended March 31,
	2026	2025	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(47)	$(66)	$19

Net gains (losses) on freestanding derivatives	(434)	1,013	(1,447)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	764	396	368
Net gains (losses) on derivative instruments	330	1,409	(1,079)
Net gains (losses) on funds withheld reinsurance	(159)	(388)	229
Total net gains (losses) on derivatives and investments	$124	$955	$(831)

◦Volumes of freestanding derivatives can vary significantly period over period and movements in those derivatives are subject to interest rate or market movements. The movements in interest rate hedges during the three months ended March 31, 2026 reflected a slight increase in interest rates whereas the movements in interest rate hedges during the three months ended March 31, 2025 were primarily driven by a decrease in interest rates. The movements in equity hedges were primarily driven by losses on longer duration futures for the three months ended March 31, 2026.

These movements were partially offset by:

◦Embedded derivative movements were favorable largely due to equity market decrease impacts on our growing RILA block during the three months ended March 31, 2026, compared to the prior year; and
◦Lower losses recognized on funds withheld reinsurance were driven by a slight increase in interest rates impacting the value of the embedded derivative during the three months ended March 31, 2026, compared to a decrease in interest rates during the three months ended March 31, 2025.

•$58 million increase in operating costs and other expenses, net of deferrals, primarily due to higher incentive and deferred compensation expenses during the three months ended March 31, 2026, and higher other commissions, net of deferrals, driven by increased RILA and fixed index annuity sales compared to the prior year;
•$27 million increase in interest credited on other contract holder funds, net of deferrals and amortization, primarily due to higher average institutional account balances and increased retail new business during the three months ended March 31, 2026, compared to the prior year;
•$20 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, driven by higher death claim benefits due to the implementation of enhanced processes and data sources for identifying deceased policyholders during the three months ended March 31, 2026, compared to the prior year; and
•$15 million decrease in net investment income as a result of lower income on equity securities and lower income on limited partnerships, which are recorded on a one quarter lag, partially offset by higher income on bonds and lower investment expenses during the three months ended March 31, 2026.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
These movements were partially offset by:

•$576 million favorable movements in market risk benefits (gains) losses, largely due to the effects of increased interest rates, partially offset by the effects of negative fund performance and increases in volatility during the three months ended March 31, 2026, compared to the prior year.

Income Taxes

Income tax expense increased $19 million reflecting an increase in expense to $20 million for the three months ended March 31, 2026, from an expense of $1 million for the three months ended March 31, 2025. The provision for income tax in the current period led to an effective income tax rate ("ETR") of (5)% for the three months ended March 31, 2026, compared to the ETR of (6)% for the three months ended March 31, 2025. The ETR, excluding significant unusual or infrequently occurring items, differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of foreign tax credits. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in our 2025 Annual Report and Note 15 - Income Taxes of the Notes to Condensed Consolidated Financial Statements in this report for more information.

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

	Three Months Ended March 31,
	2026	2025
	(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$468	$420
Institutional Products	28	18
Closed Life and Annuity Blocks	(29)	28
Corporate and Other	(37)	(24)
Pretax Adjusted Operating Earnings	430	442
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	771	768
Net gains (losses) on hedging instruments	(460)	1,011
Market risk benefits gains (losses), net	(1,670)	(2,246)
Net reserve and embedded derivative movements	707	333
Total net hedging results	(652)	(134)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(121)	(128)
Net realized investment gains (losses)	(42)	(66)
Net realized investment gains (losses) on funds withheld assets	(159)	(388)
Net investment income on funds withheld assets	199	227
Other items	(59)	24
Total pre-tax reconciling items	(834)	(465)
Pretax income (loss) attributable to Jackson Financial Inc.	(404)	(23)
Income tax expense (benefit)	20	1
Net income (loss) attributable to Jackson Financial Inc.	(424)	(24)
Less: Dividends on preferred stock	11	11
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$(435)	$(35)

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$1,111	$1,095
Premiums	5	14
Net investment income	320	187
Other income	6	7
Total Operating Revenues	1,442	1,303

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	30	29
(Gain) loss from updating future policy benefits cash flow assumptions, net	(1)	(3)
Interest credited	118	94
Interest expense	6	6
Asset-based commission expenses	295	284
Other commission expenses	315	206
Sub-advisor expenses	76	80
General and administrative expenses	232	200
Deferral of acquisition costs	(255)	(158)
Amortization of deferred acquisition costs	158	145
Total Operating Benefits and Expenses	974	883

Pretax Adjusted Operating Earnings	$468	$420

The following table summarizes a roll-forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$268,583	$251,665
Premiums and deposits (1)	5,318	4,088
Surrenders, withdrawals, and benefits (1)	(7,793)	(7,612)
Net flows	(2,475)	(3,524)
Investment performance	(7,603)	(6,315)
Change in value of equity option	(764)	(395)
Interest credited	116	94
Policy charges and other	(734)	(719)
Balance as of end of period, net of ceded reinsurance	257,123	240,806
Ceded reinsurance	12,224	14,315
Balance as of end of period, gross of reinsurance	$269,347	$255,121
(1) Excludes certain internal exchanges.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $48 million to $468 million for the three months ended March 31, 2026, from $420 million for the three months ended March 31, 2025, primarily due to:

•$109 million increase in spread income due to $133 million higher investment income, partially offset by $24 million higher interest credited on contract holder funds, compared to the prior year. The increase in investment income was primarily driven by higher debt securities income related primarily to higher invested asset balances. Higher interest credited on contract holder funds was primarily due to increased RILA, fixed index annuity, and fixed annuity new business, compared to prior year; and
•$16 million increase in fee income attributable to higher average separate account values during the three months ended March 31, 2026, compared to the prior year.

These movements were partially offset by:

•$51 million increase in commissions and general expenses, net of deferrals, reflecting higher general expenses of $32 million, primarily driven by higher incentive compensation, and higher other commissions, net of deferrals, of $12 million, reflecting higher RILA and fixed index annuity sales during the three months ended March 31, 2026 compared to the prior year.

Account Value

Retail Annuities account value, net of reinsurance, increased $16 billion over the prior year period primarily due to positive variable annuity separate account returns driven by favorable market performance during 2025, as well as positive RILA and fixed index annuity net flows over the last year, partially offset by unfavorable market performance in 2026.

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$143	$116
Total Operating Revenues	143	116

Operating Benefits and Expenses
Interest credited	114	97
General and administrative expenses	1	1
Total Operating Benefits and Expenses	115	98

Pretax Adjusted Operating Earnings	$28	$18

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
The following table summarizes a roll-forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Institutional Products:
Balance as of beginning of period	$11,021	$8,384
Premiums and deposits	110	1,599
Surrenders, withdrawals, and benefits	(732)	(863)
Net flows	(622)	736
Interest credited	114	97
Policy charges and other (1)	628	45
Balance as of end of period	$11,141	$9,262
(1) Includes net deposit and withdrawal activity for FABCP funding agreements, which are generally short-term in nature. See Note 10 - Other Contract Holder Funds in the Notes to Condensed Consolidated Financial Statements elsewhere in this report for information regarding FABCP funding agreements.

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $10 million to $28 million for the three months ended March 31, 2026, from $18 million for the three months ended March 31, 2025, reflecting a $10 million increase in spread income primarily due to a $27 million increase in investment income, due to higher invested asset balances, partially offset by a $17 million increase in interest credited on contract holder funds, due to increased account values.

Account Value

Institutional Product account value increased from $9,262 million at March 31, 2025, to $11,141 million at March 31, 2026. The increase in account value was primarily driven by an increased amount of FABN funding agreements and FABCP funding agreements, compared to the prior year. See Note 10 - Other Contract Holder Funds in the Notes to Condensed Consolidated Financial Statements elsewhere in this report for information regarding FABN and FABCP funding agreements.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$103	$108
Premiums	25	29
Net investment income	146	187
Other income	6	6
Total Operating Revenues	280	330

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	171	154
(Gain) loss from updating future policy benefits cash flow assumptions, net	16	14
Interest credited	86	97
Other commission expenses	7	9
General and administrative expenses	27	27
Deferral of acquisition costs	—	(1)
Amortization of deferred acquisition costs	2	2
Total Operating Benefits and Expenses	309	302

Pretax Adjusted Operating Earnings	$(29)	$28

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $57 million to $(29) million for the three months ended March 31, 2026, from $28 million for the three months ended March 31, 2025, primarily due to:

•$30 million decrease in spread income due to a $41 million decrease in net investment income driven by lower income on limited partnerships, which are recorded on a one quarter lag, partially offset by an $11 million decrease in interest credited on other contract holder funds, net of deferrals and amortization, resulting from the continued run off of the closed block of life business; and
•$19 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, driven by higher death claim benefits due to the implementation of enhanced processes and data sources for identifying deceased policyholders.

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

	Three Months Ended March 31,
	2026	2025
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$11	$12
Net investment income	8	11
Other income	—	1
Total Operating Revenues	19	24

Operating Benefits and Expenses
Interest expense	19	19
Sub-advisor expenses	(2)	(2)
General and administrative expenses	39	31
Total Operating Benefits and Expenses	56	48

Pretax Adjusted Operating Earnings	$(37)	$(24)

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $13 million to $(37) million for the three months ended March 31, 2026, from $(24) million for the three months ended March 31, 2025, primarily driven by an $8 million increase in general and administrative expenses, due to higher deferred compensation expenses during the three months ended March 31, 2026.

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

The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate. See Note 8 - Reinsurance of the Notes to Condensed Consolidated Financial Statements for further details. We use other third-party investment managers for certain niche asset classes. As of March 31, 2026, Apollo managed $11.1 billion of cash and investments and other third-party investment managers managed approximately $599 million of investments.

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

Item 2 | Management’s Discussion and Analysis | Investments
Portfolio Composition

The following table summarizes the carrying values of our investments:

	March 31, 2026			December 31, 2025
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$41,121	$7,476	$48,597	$39,374	$7,947	$47,321
Debt Securities, at fair value under fair value option	3,345	6	3,351	3,464	6	3,470
Equity securities, at fair value	174	69	243	84	88	172
Mortgage loans, net of allowance for credit losses	8,226	2,022	10,248	7,785	2,102	9,887
Mortgage loans, at fair value under fair value option	—	196	196	—	324	324
Policy loans	864	3,567	4,431	878	3,548	4,426
Freestanding derivative instruments	694	7	701	452	(4)	448
Other invested assets	2,572	674	3,246	2,473	712	3,185
Total investments	$56,996	$14,017	$71,013	$54,510	$14,723	$69,233

Available-for-sale debt securities increased to $48,597 million at March 31, 2026, from $47,321 million at December 31, 2025. The amortized cost of available-for-sale debt securities increased to $52,356 million as of March 31, 2026, from $50,491 million as of December 31, 2025. Further, net unrealized losses, after adjusting for allowance for credit loss, were $3,742 million as of March 31, 2026, compared to $3,159 million as of December 31, 2025.

Other Invested Assets

Other invested assets increased to $3,246 million at March 31, 2026 from $3,185 million at December 31, 2025.

Item 2 | Management’s Discussion and Analysis | Investments
Debt Securities

At March 31, 2026 and December 31, 2025, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

March 31, 2026	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$3,989	$—	$1	$865	$3,125
Other government securities	1,255	—	2	202	1,055
Corporate securities
Utilities	6,696	—	46	530	6,212
Energy	3,712	6	34	229	3,511
Banking	3,406	—	33	118	3,321
Healthcare	3,795	—	18	342	3,471
Finance/Insurance	5,669	—	39	340	5,368
Technology/Telecom	2,879	—	11	205	2,685
Consumer goods	2,584	—	25	246	2,363
Industrial	1,909	—	16	90	1,835
Capital goods	1,872	—	15	108	1,779
Real estate	2,191	—	10	107	2,094
Media	996	—	4	109	891
Transportation	1,615	—	9	141	1,483
Retail	1,374	—	7	126	1,255
Other (1)	3,122	—	24	94	3,052
Total Corporate Securities	41,820	6	291	2,785	39,320
Residential mortgage-backed	473	1	21	26	467
Commercial mortgage-backed	2,010	—	5	61	1,954
Other asset-backed securities	6,160	10	17	140	6,027
Total Debt Securities	$55,707	$17	$337	$4,079	$51,948

(1) No single remaining industry exceeds 3% of the portfolio.

Item 2 | Management’s Discussion and Analysis | Investments

December 31, 2025	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$3,854	$—	$2	$851	$3,005
Other government securities	1,254	—	4	193	1,065
Corporate securities
Utilities	6,529	—	75	458	6,146
Energy	3,678	—	51	211	3,518
Banking	3,230	—	62	97	3,195
Healthcare	3,685	—	37	313	3,409
Finance/Insurance	5,816	—	83	300	5,599
Technology/Telecom	2,798	—	20	182	2,636
Consumer goods	2,753	—	40	267	2,526
Industrial	1,828	—	26	79	1,775
Capital goods	1,853	—	25	98	1,780
Real estate	1,869	—	21	79	1,811
Media	1,021	—	7	100	928
Transportation	1,559	—	16	125	1,450
Retail	1,328	—	10	116	1,222
Other (1)	3,097	—	45	75	3,067
Total Corporate Securities	41,044	—	518	2,500	39,062
Residential mortgage-backed	445	4	24	23	442
Commercial mortgage-backed	1,873	—	10	54	1,829
Other asset-backed securities	5,491	7	34	130	5,388
Total Debt Securities	$53,961	$11	$592	$3,751	$50,791

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

	March 31,	December 31,
	2026	2025
	(in millions)
Common Stock	$101	$7
Preferred Stock	114	135
Mutual Funds	28	30
Total	$243	$172

Mortgage Loans

At March 31, 2026, commercial mortgage loans were collateralized by properties located in 36 states, the District of Columbia, and Europe. Residential mortgage loans were collateralized by properties located in 49 states, the District of Columbia, Mexico, and Europe.

Item 2 | Management’s Discussion and Analysis | Investments
The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by property type:

	March 31,	December 31,
	2026	2025
	(in millions)
Commercial:
Apartment	$3,211	$2,866
Hotel	762	789
Office	1,149	1,171
Retail	1,652	1,664
Warehouse	2,136	2,217
Other	364	367
Total Commercial	9,274	9,074
Residential	1,329	1,270
Total	10,603	10,344
ACL (1)	(159)	(133)
Total with ACL	$10,444	$10,211

(1)    At March 31, 2026 and December 31, 2025, allowance for credit losses included $137 million and $117 million, respectively, for commercial loans and $22 million and $16 million, respectively, for residential loans.

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	March 31,	December 31,
	2026	2025
	(in millions)
United States:
East North Central	$1,149	$1,075
East South Central	288	289
Middle Atlantic	1,222	1,250
Mountain	825	764
New England	208	211
Pacific	2,367	2,235
South Atlantic	2,241	2,165
West North Central	741	720
West South Central	1,279	1,292
Total United States	10,320	10,001
Foreign	124	210
Total	$10,444	$10,211

Item 2 | Management’s Discussion and Analysis | Investments
The following table provides information about the credit quality of our mortgage loans:

	March 31,	December 31,
	2026	2025
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$7,450	$7,276
70% - 80%	1,301	1,287
80% - 100%	244	246
Greater than 100%	142	148
Total	9,137	8,957

Residential mortgage loans
Performing	1,255	1,190
Nonperforming (1)	52	64
Total	1,307	1,254

Total mortgage loans	$10,444	$10,211

(1) At March 31, 2026 and December 31, 2025, includes $15 million and $19 million, respectively, of loans 30-89 days past due and $21 million and $16 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	March 31,
	2026	2025
	(in millions)
Balance at beginning of year	$133	$121
Charge offs, net of recoveries	(5)	(6)
Reductions for mortgages disposed	—	—
Provision (release)	31	15
Balance at end of period	$159	$130
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent or in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment. No accrued interest was written off as of March 31, 2026 and 2025, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The following table provides information about our impaired residential mortgage loans (in millions):

	March 31, 2026	December 31, 2025
Recorded investment (1)	$27	$38
Unpaid principal balance	30	45
Related loan allowance	—	1
Average recorded investment	27	29
Investment income recognized	—	1

(1) At March 31, 2026 and December 31, 2025, includes $4 million and $4 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.

Item 2 | Management’s Discussion and Analysis | Investments
Derivative Instruments

See Note 5 – Derivative Instruments of the Notes to Condensed Consolidated Financial Statements, that presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments as of March 31, 2026 and December 31, 2025.

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

Policy and Contract Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are estimated as necessary to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the Condensed Consolidated Financial Statements in conformity with U.S. GAAP. For more details on Policyholder Liabilities, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our 2025 Annual Report.

Our policy and contract liabilities includes separate account liabilities, reserves for future policy benefits and claims payable, and other contract holder funds. As of March 31, 2026, 90% of our policy and contract liabilities were in our Retail Annuities segment, 4% were in our Institutional Products segment and 6% were in our Closed Life and Annuity Blocks segment.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities
The table below represents a breakdown of our policy and contract liabilities:

March 31, 2026	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$223,365	$—	$6,193	$(2,934)	$226,624
RILA (1)	—	—	21,394	32	21,426
Fixed Annuities	—	—	9,300	2	9,302
Fixed Index Annuities (2)	—	—	8,255	165	8,420
Payout Annuities	—	1,156	840	—	1,996
Other Annuities	—	—	—	—	—
Total Retail Annuities	223,365	1,156	45,982	(2,735)	267,768
Total Institutional Products	—	—	11,141	—	11,141
Total Closed Life and Annuity Blocks	87	8,172	11,416	5	19,680
Total Policy and Contract Liabilities	223,452	9,328	68,539	(2,730)	298,589
Claims payable and other	—	1,378	164	—	1,542
Total	$223,452	$10,706	$68,703	$(2,730)	$300,131

December 31, 2025	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$236,406	$—	$6,351	$(4,265)	$238,492
RILA (1)	—	—	20,282	17	20,299
Fixed Annuities	—	—	9,494	2	9,496
Fixed Index Annuities (2)	—	—	7,946	127	8,073
Payout Annuities	—	1,169	854	—	2,023
Other Annuities	—	—	—	—	—
Total Retail Annuities	236,406	1,169	44,927	(4,119)	278,383
Total Institutional Products	—	—	11,021	—	11,021
Total Closed Life and Annuity Blocks	90	8,422	11,551	6	20,069
Total Policy and Contract Liabilities	236,496	9,591	67,499	(4,113)	309,473
Claims payable and other	—	1,305	164	—	1,469
Total	$236,496	$10,896	$67,663	$(4,113)	$310,942

(1) Includes the embedded derivative liabilities in other contract holder funds related to RILA of $5,499 million and $6,043 million at March 31, 2026 and December 31, 2025, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity in other contract holder funds of $818 million and $863 million at March 31, 2026 and December 31, 2025, respectively.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities
As of March 31, 2026:

•$223.5 billion or 75% of our policy and contract liabilities were backed by separate account assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets.
•$62.7 billion of our policy and contract liabilities were backed by our investment portfolio.
•$12.4 billion of our policy and contract liabilities were reinsured by Athene and backed by funds withheld assets.

As of March 31, 2026, 91% of fixed annuity, fixed-index annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed-index annuities and fixed annuities.

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

The discussion below describes our liquidity and capital resources for the three months ended March 31, 2026.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net cash provided by (used in) operating activities	$1,045	$1,594
Net cash provided by (used in) investing activities	(2,430)	(953)
Net cash provided by (used in) financing activities	1,220	(521)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(165)	120
Cash, cash equivalents, and restricted cash at beginning of period	5,704	3,767
Total cash, cash equivalents, and restricted cash at end of period	$5,539	$3,887

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

Cash flows provided by (used in) operating activities decreased by $549 million to $1,045 million for the three months ended March 31, 2026, from $1,594 million for the three months ended March 31, 2025. This was primarily due to the timing related to the settlement of certain short-term payables.

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

Cash flows provided by (used in) investing activities decreased $1,477 million to $(2,430) million during the three months ended March 31, 2026, from $(953) million during the three months ended March 31, 2025. This change was primarily driven by higher outflows related to our hedging program for derivative settlements and collateral, compared to the prior year.

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

Cash flows provided by (used in) financing activities improved $1,741 million to $1,220 million during the three months ended March 31, 2026, from $(521) million during the three months ended March 31, 2025. This improvement was primarily due to higher deposits from increased RILA and fixed index annuity sales during the three months ended March 31, 2026 in addition to no repayments on our federal home loan bank notes compared to prior year.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, and statutory reserve items) and model-based components. The formula considers the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk, and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of March 31, 2026, our insurance companies were well in excess of the minimum required capital levels.

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
•purchases of new investments;
•management of derivative-related margin requirements. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are managed in accordance with our hedging and risk management program. Our cash flows associated with collateral received from counterparties and posted with counterparties fluctuates with changes in the market value of the underlying derivative contract and/or the market value of the collateral. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of March 31, 2026, we were in a net collateral payable position of $343 million, compared to $58 million as of December 31, 2025;
•repayment of principal and interest on debt, and payments of interest on surplus notes. As of March 31, 2026, Jackson’s outstanding surplus notes and bank debt included $43 million of bank loans from the FHLBI, collateralized by mortgage-related securities and mortgage loans, and $250 million of surplus notes maturing in 2027; and
•funding of expenses including payment of commissions, operating expenses and taxes.
Significant increases in interest rates could create sudden increases in surrender and withdrawal requests by customers and contract holders and result in increased liquidity requirements at our insurance company subsidiaries. Significant increases in interest rates or equity markets may also result in higher margin and collateral requirements on our derivative portfolio.

Other factors not directly related to interest rates can also give rise to an increase in liquidity requirements, including changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of March 31, 2026, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. Further, more than half of Jackson’s general account reserves are not surrenderable, included surrender charges greater than 5%, or included market value adjustments to discourage early withdrawal of policy and contract funds as of March 31, 2026.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of March 31, 2026, the portfolio of cash, short-term investments and privately and publicly traded securities and equities that are unencumbered and unrestricted to sale, amounted to $38.9 billion.

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

Under Delaware law, dividends may be paid, or stock may be repurchased, out of “surplus,” or out of the current or the immediately preceding year's earnings. Surplus is defined as the fair market value of net assets minus stated capital. JFI is a holding company and has no direct operations. All of our business operations are conducted through our subsidiaries. Any dividends we pay, or stock repurchases we make, will depend upon the funds legally available for distribution, including dividends or distributions from our subsidiaries to us. The states in which our insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to their parent companies. See “Distributions and Dividends - Insurance Company Subsidiaries” below for a discussion of those restrictions. Such restrictions, or any future restrictions adopted by the states in which our insurance subsidiaries are domiciled, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable by our subsidiaries without affirmative approval of state regulatory authorities. See “Risk Factors—Risks relating to Financing and Liquidity - As a holding company, Jackson Financial depends on the ability of its subsidiaries to pay dividends and make other distributions to meet its obligations and liquidity needs, including servicing debt, dividend payments and stock repurchases.” in our 2025 Annual Report.

During the first quarter of 2026, we paid a cash dividend of $0.50 per depositary share associated with our preferred stock and $0.90 per common share totaling $11 million and $65 million, respectively. On May 1, 2026, our Board of Directors approved a second quarter cash dividend on JFI's common stock of $0.90 per share, payable on June 25, 2026, to common shareholders of record on June 11, 2026. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on June 30, 2026, to depositary shareholders of record at the close of business on June 11, 2026.

On February 11, 2026, Jackson and TPG completed the transaction announced on January 6, 2026, including the issuance by Jackson Financial to TPG of 4,715,554 shares of common stock for an aggregate purchase price of $500 million.

On September 18, 2025, our Board of Directors authorized an increase of $1 billion in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program.

We repurchased a total of 1,714,620 shares of common stock for an aggregate purchase price of $192 million in the three months ended March 31, 2026, which were funded with cash on hand. As of April 28, 2026, Jackson Financial had remaining authorization to purchase $753 million of its common shares.

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

Subject to these limitations, our insurance company subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile, subject to prior notification to the appropriate regulatory agency. Any distributions above the amount permitted by statute in any twelve-month period are considered extraordinary dividends, and the approval of the appropriate regulator is required prior to payment. In Michigan, the Director of the Michigan Department of Insurance and Financial Services (the "Michigan Director of Insurance") may limit, or not permit, the payment of dividends from either Jackson or Brooke Life, Jackson's direct parent company, if it determines that the surplus of either of these subsidiaries is not reasonable in relation to their outstanding liabilities and is not adequate to meet their financial needs, as required by the Michigan Insurance Code of 1956, as amended (the "Michigan Insurance Code"). Unless otherwise approved by the Michigan Director of Insurance, dividends may only be paid from earned surplus. Also, surplus note arrangements and interest payments must be approved by the Michigan Director of Insurance and such interest payments to related parties reduce the otherwise calculated ordinary dividend capacity for that period. In New York, all dividends require approval from the New York State Department of Financial Services.

For 2026, ordinary dividend capacity for Jackson and Brooke Life is based on the greater of 10% of 2025 reported statutory capital and surplus or statutory net gain from operations. This capacity is then reduced by cumulative dividends and other capital distributions in the preceding 12 months, subject to the availability of earned surplus. As a result of cumulative dividends and other capital distributions occurring in the 12 months preceding March 31, 2026, future dividends from both Jackson and Brooke Life are generally expected to be classified as extraordinary. There is a process within the Michigan Insurance Code to request extraordinary dividends that the companies have utilized previously. Brooke Life, as the sole owner of Jackson and Brooke Re, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources

Our Indebtedness

Facility Agreement for Senior Notes Issuance

In March 2026, the Company entered into a 10-year facility agreement with a Delaware trust in connection with that trust’s sale of $500 million of pre-capitalized trust securities, and a 30-year facility agreement with a separate Delaware trust in connection with that trust’s sale of $400 million of pre-capitalized trust securities. The pre-capitalized trust securities are not considered to be debt of the Company. Each facility agreement permits, and in certain instances requires, the Company to issue its senior notes to the applicable trust.

At March 31, 2026, the Company had not issued any senior notes under either facility agreement. The Company incurred $7 million of origination costs, which were capitalized and reported in other assets and will be amortized over the terms of the respective facility agreements. See Note 13 – Long-Term Debt of the Notes to Condensed Consolidated Financial Statements for information regarding the pre-capitalized trust securities and facility agreements.

Revolving Credit and Short-Term Borrowing Facilities

The Company has a revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks and Bank of America, N.A., as Administrative Agent. The Revolving Credit Facility provides for borrowings for working capital and other general corporate purposes under aggregate commitments of $1.0 billion, with a sub-limit of $500 million available for letters of credit. The Revolving Credit Facility further provides for the ability to request, subject to customary terms and conditions, an increase in commitments thereunder by up to an additional $500 million. Commitments under the Revolving Credit Facility terminate on February 24, 2028. Interest on borrowings may be based on a “Base Rate” (as defined in the Revolving Credit Facility) plus an adder ranging from 0.125% to 0.875%, or a “Term SOFR Rate” (as defined in the Revolving Credit Facility) plus an adder ranging from 1.125% to 1.875%. The applicable adder is based upon the ratings assigned to the Company’s senior, unsecured, non-credit enhanced debt.

The credit agreement governing the Revolving Credit Facility contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). See Note 13 – Long-Term Debt of the Notes to Condensed Consolidated Financial Statements for information regarding financial maintenance covenants contained in the credit agreement. We were in compliance with these covenants at March 31, 2026.

Jackson is a party to an Uncommitted Money Market Line Credit Agreement, among Jackson, Jackson Financial, and Société Générale. This agreement is an uncommitted short-term cash advance facility that provides an additional form of liquidity to Jackson and to Jackson Financial. The aggregate borrowing capacity under the agreement is $500 million and each cash advance request must be at least $100 thousand. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. Jackson and Jackson Financial are jointly and severally liable to repay any advance under the agreement, which must be repaid prior to the last day of the quarter in which the advance was drawn.

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5 million and $5 million for the three months ended March 31, 2026 and 2025, respectively.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources

Federal Home Loan Bank

Jackson is a member of the FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of March 31, 2026 and December 31, 2025, Jackson held a bank loan with an outstanding balance of $43 million and $47 million, respectively.

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

As of April 28, 2026, the financial strength ratings of our principal insurance subsidiaries were as follows:

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

The below critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report:

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
•contingent liabilities
•consolidation of variable interest entities

Off–Balance Sheet Arrangements

See Note 13 - Long-term Debt regarding lender commitments under the Company's revolving credit facility and its pre-capitalized securities-related facility agreements and Note 16 - Commitments and Contingencies regarding unfunded investment commitments to limited partnerships and limited liability companies, of the Notes to Condensed Consolidated Financial Statements.

Item 3 | Quantitative and Qualitative Disclosures about Market Risk

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” previously disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2025 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 16 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

We discuss in this report, in our 2025 Annual Report, and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements - Cautionary Language” included herein. There have been no material changes to our risk factors discussed in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None, since what we previously reported in Items 3.02 and 8.01 of our Current Report on Form 8-K dated January 5, 2026 and Item 8.01 of our Current Report on Form 8-K dated February 11, 2026.

Repurchase of Equity by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
January 1, 2026 - January 31, 2026
Share repurchase program	542,159	$114.38	542,159	$939
Employee transactions (2)	—	—	N/A	N/A

February 1, 2026 - February 28, 2026
Share repurchase program	530,674	115.49	530,674	878
Employee transactions (2)	—	—	N/A	N/A

March 1, 2026 - March 31, 2026
Share repurchase program	641,787	106.75	641,787	809
Employee transactions (2)	323,640	108.87	N/A	N/A

Totals
Share repurchase program	1,714,620		1,714,620
Employee transactions (2)	323,640		N/A
	2,038,260		1,714,620

(1) As of April 28, 2026, the Company had remaining authorization to purchase $753 million of its common shares. For more information on common stock repurchases, see Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.
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

Item 5. Other Information.

Stock Trading Plans

During the three months ended March 31, 2026, none of our Section 16 officers or JFI directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Jackson Financial’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The following documents are filed as exhibits hereto:

Number	Description
10.1*†
Form of 2026 Notice of Award of Restricted Share Units and 2026 Restricted Share Unit Award Agreement between Jackson Financial Inc. and each of Carrie L. Chelko, Don W. Cummings, Laura L. Prieskorn and Christopher A. Raub.

10.2*†
Form of 2026 Notice of Award of Performance Units and 2026 Performance Unit Award Agreement between Jackson Financial Inc. and each of Carrie L. Chelko, Don W. Cummings, Laura L. Prieskorn and Christopher A. Raub.

10.3*†	Offer Letter Agreement, dated April 8, 2026, by and between Christopher (Chris) Raub and Jackson National Life Insurance Company.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: May 5, 2026	By:	/s/ Don W. Cummings
Don W. Cummings
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)