Form 10-Q
period 2026-06-30
Jackson Financial Inc.
filed 2026-08-03
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026
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

As of July 27, 2026, there were 67,728,744 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
.

Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2026	2025
Assets	(Unaudited)
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $24 and $11 at June 30, 2026 and December 31, 2025, respectively (amortized cost: 2026 $55,815; 2025 $50,491)	$52,208	$47,321
Debt Securities, at fair value under fair value option	3,534	3,470
Equity securities, at fair value	262	172
Mortgage loans, net of allowance for credit losses of $176 and $133 at June 30, 2026 and December 31, 2025, respectively	10,414	9,887
Mortgage loans, at fair value under fair value option	595	324
Policy loans (including $3,617 and $3,537 at fair value under the fair value option at June 30, 2026 and December 31, 2025, respectively)	4,484	4,426
Freestanding derivative instruments	422	448
Other invested assets	3,392	3,185
Total investments	75,311	69,233
Cash and cash equivalents	5,986	5,704
Accrued investment income	714	634
Deferred acquisition costs	11,655	11,660
Reinsurance recoverable, net of allowance for credit losses of $31 and $30 at June 30, 2026 and December 31, 2025, respectively	18,331	19,518
Reinsurance recoverable on market risk benefits, at fair value	109	118
Market risk benefit assets, at fair value	8,046	7,867
Deferred income taxes, net	609	719
Other assets	917	637
Separate account assets	245,387	236,496
Total assets	$367,065	$352,586
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$10,634	$10,896
Other contract holder funds	73,285	67,663
Market risk benefit liabilities, at fair value	3,368	3,754
Funds withheld payable under reinsurance treaties (including $3,806 and $3,723 at fair value under the fair value option at June 30, 2026 and December 31, 2025, respectively)	14,090	14,960
Debt	2,769	2,030
Repurchase agreements and securities lending payable	477	1,036
Collateral payable for derivative instruments	14	58
Freestanding derivative instruments	657	257
Notes issued by consolidated variable interest entities, at fair value under fair value option (see Note 4)	2,474	2,578
Other liabilities	3,436	2,516
Separate account liabilities	245,387	236,496
Total liabilities	356,591	342,244
Commitments, Contingencies, and Guarantees (see Note 16)
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; 22,000 shares issued and outstanding at June 30, 2026 and December 31, 2025; liquidation preference $25,000 per share (see Note 19)	533	533
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 68,185,286 and 66,825,632 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (see Note 19)	1	1
Additional paid-in capital	6,401	6,063
Treasury stock, at cost; 26,303,029 and 27,662,683 shares at June 30, 2026 and December 31, 2025, respectively	(1,897)	(1,645)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(286) and $(377) at June 30, 2026 and December 31, 2025, respectively	(2,625)	(2,470)
Retained earnings	7,549	7,471
Total shareholders' equity	9,962	9,953
Noncontrolling interests	512	389
Total equity	10,474	10,342
Total liabilities and equity	$367,065	$352,586

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Fee income	$1,968	$1,942	$3,966	$3,928
Premiums	38	40	66	80
Net investment income:
Net investment income excluding funds withheld assets	727	491	1,268	1,019
Net investment income on funds withheld assets	201	227	400	454
Total net investment income	928	718	1,668	1,473
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(2,487)	(2,860)	(2,204)	(1,517)
Net gains (losses) on funds withheld reinsurance treaties	(297)	(327)	(456)	(715)
Total net gains (losses) on derivatives and investments	(2,784)	(3,187)	(2,660)	(2,232)
Other income	18	16	30	30
Total revenues	168	(471)	3,070	3,279

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	221	256	479	500
(Gain) loss from updating future policy benefits cash flow assumptions, net	20	12	38	24
Market risk benefits (gains) losses, net	(2,053)	(2,203)	(383)	43
Interest credited on other contract holder funds, net of deferrals and amortization	320	295	635	583
Interest expense	27	25	52	50
Operating costs and other expenses, net of deferrals	687	681	1,422	1,358
Amortization of deferred acquisition costs	281	274	562	549
Total benefits and expenses	(497)	(660)	2,805	3,107
Pretax income (loss)	665	189	265	172
Income tax expense (benefit)	5	4	25	5
Net income (loss)	660	185	240	167
Less: Net income (loss) attributable to noncontrolling interests	5	6	9	12
Net income (loss) attributable to Jackson Financial Inc.	655	179	231	155
Less: Dividends on preferred stock	11	11	22	22
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$644	$168	$209	$133

Earnings per share
Basic	$9.18	$2.34	$2.99	$1.83
Diluted	$9.16	$2.34	$2.98	$1.83

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$660	$185	$240	$167

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment, net of tax expense (benefit) of: $17 and $9, for the three months ended June 30, 2026 and 2025, respectively, and $19 and $49, for the six months ended June 30, 2026 and 2025, respectively.	172	354	(380)	961
Change in unrealized gains (losses) on securities with credit impairment, net of tax expense (benefit) of: $1 and $(1), for the three months ended June 30, 2026 and 2025, respectively, and $1 and $(1), for the six months ended June 30, 2026 and 2025, respectively.	(9)	(25)	(33)	(26)
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit) of $(3) and $(7), for the three months ended June 30, 2026 and 2025, respectively, and $13 and $(23), for the six months ended June 30, 2026 and 2025, respectively.	(11)	(24)	46	(83)
Change in non-performance risk on market risk benefits, net of tax expense (benefit) of $(14) and $(58), for the three months ended June 30, 2026 and 2025, respectively, and $58 and $13, for the six months ended June 30, 2026 and 2025, respectively.	(49)	(209)	212	47
Total other comprehensive income (loss)	103	96	(155)	899
Comprehensive income (loss)	763	281	85	1,066
Less: Comprehensive income (loss) attributable to noncontrolling interests	5	6	9	12
Comprehensive income (loss) attributable to Jackson Financial Inc.	$758	$275	$76	$1,054

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of March 31, 2026	$533	$1	$6,393	$(1,671)	$(2,728)	$6,968	$9,496	$404	$9,900

Net income (loss)	—	—	—	—	—	655	655	5	660
Other comprehensive income (loss)	—	—	—	—	103	—	103	—	103
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	103	103
Dividends on preferred stock	—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock	—	—	—	—	—	(63)	(63)	—	(63)
Purchase of treasury stock	—	—	—	(227)	—	—	(227)	—	(227)
Issuance of treasury stock	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	8	1	—	—	9	—	9
Balances as of June 30, 2026	$533	$1	$6,401	$(1,897)	$(2,625)	$7,549	$9,962	$512	$10,474

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of March 31, 2025	$533	$1	$6,042	$(1,179)	$(2,719)	$7,623	$10,301	$224	$10,525

Net income (loss)	—	—	—	—	—	179	179	6	185
Other comprehensive income (loss)	—	—	—	—	96	—	96	—	96
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	18	18
Dividends on preferred stock	—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock	—	—	—	—	—	(58)	(58)	—	(58)
Purchase of treasury stock	—	—	—	(158)	—	—	(158)	—	(158)
Share based compensation	—	—	5	—	—	—	5	—	5
Balances as of June 30, 2025	$533	$1	$6,047	$(1,337)	$(2,623)	$7,733	$10,354	$248	$10,602

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2025	$533	$1	$6,063	$(1,645)	$(2,470)	$7,471	$9,953	$389	$10,342

Net income (loss)	—	—	—	—	—	231	231	9	240
Other comprehensive income (loss)	—	—	—	—	(155)	—	(155)	—	(155)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	114	114
Dividends on preferred stock	—	—	—	—	—	(22)	(22)	—	(22)
Dividends on common stock	—	—	—	—	—	(128)	(128)	—	(128)
Purchase of treasury stock	—	—	—	(454)	—	—	(454)	—	(454)
Issuance of treasury stock	—	—	322	178	—	—	500	—	500
Share based compensation	—	—	16	24	—	(3)	37	—	37
Balances as of June 30, 2026	$533	$1	$6,401	$(1,897)	$(2,625)	$7,549	$9,962	$512	$10,474

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2024	$533	$1	$6,046	$(1,007)	$(3,522)	$7,713	$9,764	$218	$9,982

Net income (loss)	—	—	—	—	—	155	155	12	167
Other comprehensive income (loss)	—	—	—	—	899	—	899	—	899
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	18	18
Dividends on preferred stock	—	—	—	—	—	(22)	(22)	—	(22)
Dividends on common stock	—	—	—	—	—	(117)	(117)	—	(117)
Purchase of treasury stock	—	—	—	(360)	—	—	(360)	—	(360)
Share based compensation	—	—	1	30	—	4	35	—	35
Balances as of June 30, 2025	$533	$1	$6,047	$(1,337)	$(2,623)	$7,733	$10,354	$248	$10,602

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$240	$167

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	68	175
Net losses (gains) on derivatives	2,136	1,342
Net losses (gains) on funds withheld reinsurance treaties	456	715
Net (gain) loss on market risk benefits	(383)	43
(Gain) loss from updating future policy benefits cash flow assumptions, net	38	24
Interest credited on other contract holder funds, gross	635	583
Mortality, expense and surrender charges	(253)	(263)
Amortization of discount and premium on investments	(30)	(18)
Deferred income tax expense (benefit)	19	(7)
Share-based compensation	74	72
Change in:
Accrued investment income	(80)	(32)
Deferred acquisition costs	5	206
Funds withheld, net of reinsurance	224	168
Future policy benefits	(212)	(277)
Other assets and liabilities, net	(43)	(131)
Net cash provided by (used in) operating activities	2,894	2,767

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	4,931	4,091
Equity securities	53	19
Mortgage loans	770	730
Purchases of:
Debt securities	(9,840)	(6,758)
Equity securities	(51)	—
Mortgage loans	(1,627)	(751)
Settlements related to derivatives and collateral on investments	483	(928)
Other investing activities	(166)	(121)
Net cash provided by (used in) investing activities	(5,447)	(3,718)

(continued)
See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$15,799	$12,126
Withdrawals	(23,404)	(19,353)
Net transfers from (to) separate accounts	10,815	9,465
Proceeds from (payments on) repurchase agreements and securities lending	(558)	(383)
Net proceeds from (payments on) Federal Home Loan Bank notes	—	(700)
Settlements related to deferred premium on derivatives	(335)	—
Proceeds from debt	750	—
Payments on debt	(4)	(4)
Pre-capitalized trust securities and debt issuance costs	(17)	—
Issuance of debt of consolidated investment entities	31	395
Repayments of debt of consolidated investment entities	(236)	(98)
Contributions from partners of consolidated investments	96	17
Dividends on common stock	(126)	(115)
Dividends on preferred stock	(22)	(22)
Purchase of treasury stock	(454)	(360)
Issuance of treasury stock	500	—
Net cash provided by (used in) financing activities	2,835	968

Net increase (decrease) in cash, cash equivalents, and restricted cash	282	17

Cash, cash equivalents, and restricted cash at beginning of period	5,704	3,767
Total cash, cash equivalents, and restricted cash at end of period	$5,986	$3,784

Supplemental cash flow information
Income taxes paid (received)	$(46)	$(11)
Interest paid	$86	$127

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$66	$178
TPG Inc. common stock acquired	$150	$—

Non-cash financing activities
Non-cash dividend equivalents on stock-based awards	$(2)	$(2)

Reconciliation to Condensed Consolidated Balance Sheets
Cash and cash equivalents	$5,986	$3,784
Restricted cash (included in Other assets)	—	—
Total cash, cash equivalents, and restricted cash	$5,986	$3,784

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Business and Basis of Presentation

Jackson Financial Inc. ("JFI" or “Jackson Financial”) together with its subsidiaries (the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company focused on helping Americans secure their financial futures. Jackson Financial is a Delaware corporation.

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
•Brooke Life Reinsurance Company ("Brooke Re"), a direct subsidiary of Brooke Life, is a Michigan captive reinsurance company; and
•Hickory Brooke Reinsurance Company ("Hickory Re"), a direct subsidiary of Brooke Re, is a Michigan captive reinsurance company.
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

In the opinion of management, these Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. All material intercompany accounts and transactions have been eliminated upon consolidation. All prior period amounts have been conformed to the current period presentation.

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

In December 2025, the FASB issued ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326): Purchased Loans,” which requires certain purchased seasoned loans acquired without credit deterioration be accounted for using the gross-up approach in Topic 326 that is currently applied to purchased with credit deterioration (“PCD”) financial assets. Under the gross-up approach, the initial allowance for credit losses is established by increasing the amortized cost basis of the loan rather than recognizing a charge to credit loss expense. The amendments in this ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The amendments are to be applied prospectively. The Company plans to adopt the new guidance effective January 1, 2027.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements,” which provides additional guidance on what disclosures should be provided in interim reporting periods including disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

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

Corporate and Other

The Company’s Corporate and Other segment primarily consists of the operations of its investment management subsidiary, PPM, as well as VIEs and unallocated corporate income and expenses. The Corporate and Other segment also includes intersegment eliminations and consolidation adjustments.

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

6.    Other Items: Comprised of: (i) the impact of investments that are consolidated in our financial statements due to U.S. GAAP accounting requirements, such as our investments in collateralized loan obligations ("CLOs"), but for which the consolidation effects are not consistent with our economic interest or exposure to those entities; (ii) impacts from derivatives not included in Net Hedging Results or Net Realized Investment Gains or Losses (see 1. and 4. above), excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; (iii) investment income (loss) related to mark-to-market on TPG Inc. ("TPG") shares, which are subject to certain sales restrictions; and (iv) one-time or other non-recurring items.

7.    Income Taxes.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
Set forth in the tables below is certain information with respect to the Company’s segments (in millions):

Three Months Ended June 30, 2026	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,140	$—	$102	$10	$1,252
Premiums	18	—	22	—	40
Net investment income	388	140	140	27	695
Other income (loss)	7	—	5	6	18
Total Operating Revenues	1,553	140	269	43	2,005

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	30	—	135	—	165
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	—	20	—	20
Interest credited	130	109	86	—	325
Interest expense	5	—	—	22	27
Asset-based commission expenses	298	—	—	—	298
Other commission expenses	345	—	8	—	353
Sub-advisor expenses	74	—	—	(1)	73
General and administrative expenses	191	2	28	44	265
Deferral of acquisition costs	(302)	—	—	—	(302)
Amortization of deferred acquisition costs	161	—	2	—	163
Total Operating Benefits and Expenses	932	111	279	65	1,387

Pretax Adjusted Operating Earnings	$621	$29	$(10)	$(22)	$618

Three Months Ended June 30, 2025	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,059	$—	$107	$10	$1,176
Premiums	20	—	21	—	41
Net investment income	204	125	181	8	518
Other income	7	—	5	4	16
Total Operating Revenues	1,290	125	314	22	1,751

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	33	—	154	—	187
(Gain) loss from updating future policy benefits cash flow assumptions, net	(1)	—	11	—	10
Interest credited	101	104	90	—	295
Interest expense	5	—	—	20	25
Asset-based commission expenses	273	—	—	—	273
Other commission expenses	235	—	8	—	243
Sub-advisor expenses	78	—	—	(2)	76
General and administrative expenses	189	2	27	56	274
Deferral of acquisition costs	(185)	—	—	—	(185)
Amortization of deferred acquisition costs	145	—	2	—	147
Total Operating Benefits and Expenses	873	106	292	74	1,345

Pretax Adjusted Operating Earnings	$417	$19	$22	$(52)	$406

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Six Months Ended June 30, 2026	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$2,251	$—	$205	$21	$2,477
Premiums	23	—	47	—	70
Net investment income	708	283	286	35	1,312
Other income (loss)	13	—	11	6	30
Total Operating Revenues	2,995	283	549	62	3,889

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	60	—	306	—	366
(Gain) loss from updating future policy benefits cash flow assumptions, net	(1)	—	36	—	35
Interest credited	248	223	172	—	643
Interest expense	11	—	—	41	52
Asset-based commission expenses	593	—	—	—	593
Other commission expenses	660	—	15	—	675
Sub-advisor expenses	150	—	—	(3)	147
General and administrative expenses	423	3	55	83	564
Deferral of acquisition costs	(557)	—	—	—	(557)
Amortization of deferred acquisition costs	319	—	4	—	323
Total Operating Benefits and Expenses	1,906	226	588	121	2,841

Pretax Adjusted Operating Earnings	$1,089	$57	$(39)	$(59)	$1,048

Six Months Ended June 30, 2025	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$2,154	$—	$215	$22	$2,391
Premiums	34	—	50	—	84
Net investment income	391	241	368	19	1,019
Other income	14	—	11	5	30
Total Operating Revenues	2,593	241	644	46	3,524

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	62	—	308	—	370
(Gain) loss from updating future policy benefits cash flow assumptions, net	(4)	—	25	—	21
Interest credited	195	201	187	—	583
Interest expense	11	—	—	39	50
Asset-based commission expenses	557	—	—	—	557
Other commission expenses	441	—	17	—	458
Sub-advisor expenses	158	—	—	(4)	154
General and administrative expenses	389	3	54	87	533
Deferral of acquisition costs	(343)	—	(1)	—	(344)
Amortization of deferred acquisition costs	290	—	4	—	294
Total Operating Benefits and Expenses	1,756	204	594	122	2,676

Pretax Adjusted Operating Earnings	$837	$37	$50	$(76)	$848

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson Financial and its subsidiaries to PPM, which were $28 million and $23 million for the three months ended June 30, 2026 and 2025, respectively, and $55 million and $44 million for the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes the reconciling items from the non-GAAP measure of total operating revenues to the U.S. GAAP measure of total revenues attributable to the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total operating revenues	$2,005	$1,751	$3,889	$3,524
Fees attributed to guarantee benefit reserves	714	764	1,485	1,532
Net gains (losses) on hedging instruments and investments	(2,773)	(3,208)	(2,653)	(2,226)
Investment income (loss) related to mark-to-market on TPG shares	—	—	(58)	—
Net investment income (loss) related to noncontrolling interests	5	6	9	12
Consolidated investments	16	(11)	(2)	(17)
Net investment income on funds withheld assets	201	227	400	454
Total revenues (1)	$168	$(471)	$3,070	$3,279
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

The following table summarizes the reconciling items from the non-GAAP measure of total operating benefits and expenses to the U.S. GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total operating benefits and expenses	$1,387	$1,345	$2,841	$2,676
Net (gain) loss on market risk benefits	(2,053)	(2,203)	(383)	43
Benefits attributed to guaranteed benefit features	56	71	116	133
Amortization of DAC related to non-operating revenues and expenses	118	127	239	255
Cost of hedging	(5)	—	(8)	—
Total benefits and expenses	$(497)	$(660)	$2,805	$3,107

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
The following table summarizes the reconciling items, from the non-GAAP measure of pretax adjusted operating earnings to the U.S. GAAP measure of net income attributable to the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pretax adjusted operating earnings	$618	$406	$1,048	$848
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Fees attributable to guarantee benefit reserves	714	764	1,485	1,532
Net gains (losses) on hedging instruments	176	(1,840)	(284)	(829)
Market risk benefits gains (losses), net	2,053	2,203	383	(43)
Net reserve and embedded derivative movements	(2,671)	(1,066)	(1,964)	(733)
Total net hedging results	272	61	(380)	(73)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(118)	(127)	(239)	(255)
Net realized investment gains (losses)	(27)	30	(69)	(36)
Net realized investment gains (losses) on funds withheld assets	(297)	(327)	(456)	(715)
Net investment income on funds withheld assets	201	227	400	454
Other items	11	(87)	(48)	(63)
Pretax income (loss) attributable to Jackson Financial Inc.	660	183	256	160
Income tax expense (benefit)	5	4	25	5
Net income (loss) attributable to Jackson Financial Inc.	655	179	231	155
Less: Dividends on preferred stock	11	11	22	22
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$644	$168	$209	$133

The following table summarizes total assets by segment (in millions):

	June 30, 2026	December 31, 2025
Retail Annuities	$320,443	$307,225
Closed Life and Annuity Blocks	26,857	26,988
Institutional Products	13,126	12,869
Corporate and Other	6,639	5,504
Total Assets	$367,065	$352,586

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

At the closing in February 2026, subsidiaries and affiliates of Jackson Financial and TPG entered into non-exclusive investment management arrangements with a 10-year initial term with automatic one-year renewals through year 15 (subject to various termination rights), with TPG providing Investment Grade Asset-Based Finance and Direct Lending investment capabilities to complement the asset management capabilities of PPM America, Inc. ("PPM"), a Jackson Financial subsidiary. The arrangement contemplates certain target AUM levels over time and related investment management fees (including a baseline minimum fee payment), subject to exceptions, that the Company is committed to pay during the term of the arrangements and any applicable wind-down period. PPM continues to manage the majority of Jackson’s general account and both Jackson and PPM retain oversight of Jackson’s investment portfolio.

TPG also acquired a $500 million equity stake in Jackson Financial. See Note 19 - Equity of these Notes to Condensed Consolidated Financial Statements for more information regarding the shares issued to TPG. Additionally, TPG issued to a wholly-owned, indirect subsidiary of Jackson Financial $150 million in TPG common shares, which was reported in equity securities, at fair value on the Condensed Consolidated Balance Sheets. Under the terms of the transaction, TPG and Jackson Financial have agreed to certain limitations on their ability to divest their respective ownership stakes over time.

Debt Securities

The following table sets forth the composition of the fair value of debt securities at June 30, 2026, and December 31, 2025, classified by rating categories as assigned by a nationally recognized statistical rating organization (a “rating agency”), National Association of Insurance Commissioners (the “NAIC”) or, if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by a rating agency when rating agencies' ratings are not equivalent and, for purposes of the table, if not otherwise rated by a rating agency, the NAIC rating of a security is converted to an equivalent rating agency rating. At June 30, 2026 and December 31, 2025, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $893 million and $606 million, respectively.

	Percent of Total Debt Securities Carrying Value
	June 30, 2026	December 31, 2025
Investment Rating
U.S. government securities	6.2%	5.9%
AAA	4.6%	5.0%
AA	9.4%	9.5%
A	32.6%	32.2%
BBB	41.3%	40.9%
Investment grade	94.1%	93.5%
BB	2.3%	2.5%
B and below	3.6%	4.0%
Below investment grade	5.9%	6.5%
Total debt securities	100.0%	100.0%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
At June 30, 2026 and December 31, 2025, the total carrying value of debt securities in an unrealized loss position consisted of:

	June 30, 2026	December 31, 2025
Investment grade securities	78%	78%
Below investment grade securities	1%	1%
Not rated securities	21%	21%

Unrealized losses on debt securities that were below investment grade or not rated were approximately 18% and 19% of the aggregate gross unrealized losses on available-for-sale debt securities at June 30, 2026 and December 31, 2025, respectively.

Corporate securities in an unrealized loss position were diversified across industries. As of June 30, 2026, the industries accounting for the largest percentage of unrealized losses included utility (19% of corporate gross unrealized losses) and healthcare (13%). The largest unrealized loss related to a single corporate obligor was $56 million at June 30, 2026. As of December 31, 2025, the industries accounting for the largest percentage of unrealized losses included utility (18% of corporate gross unrealized losses) and financial services (13%). The largest unrealized loss related to a single corporate obligor was $55 million at December 31, 2025.

At June 30, 2026 and December 31, 2025, the amortized cost, allowance for credit loss ("ACL"), gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
June 30, 2026	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$4,335	$—	$—	$866	$3,469
Other government securities	1,288	—	8	184	1,112
Public utilities	7,155	—	47	504	6,698
Corporate securities	36,891	5	236	2,141	34,981
Residential mortgage-backed	456	1	20	29	446
Commercial mortgage-backed	2,087	—	4	62	2,029
Other asset-backed securities	7,137	18	16	128	7,007
Total debt securities	$59,349	$24	$331	$3,914	$55,742

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2025	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$3,854	$—	$2	$851	$3,005
Other government securities	1,254	—	4	193	1,065
Public utilities	6,529	—	75	458	6,146
Corporate securities	34,515	—	443	2,042	32,916
Residential mortgage-backed	445	4	24	23	442
Commercial mortgage-backed	1,873	—	10	54	1,829
Other asset-backed securities	5,491	7	34	130	5,388
Total debt securities	$53,961	$11	$592	$3,751	$50,791

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at June 30, 2026, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$2,396	$—	$2	$7	$2,391
Due after 1 year through 5 years	14,867	—	84	390	14,561
Due after 5 years through 10 years	14,854	—	136	362	14,628
Due after 10 years through 20 years	9,869	5	50	1,388	8,526
Due after 20 years	7,683	—	19	1,548	6,154
Residential mortgage-backed	456	1	20	29	446
Commercial mortgage-backed	2,087	—	4	62	2,029
Other asset-backed securities	7,137	18	16	128	7,007
Total	$59,349	$24	$331	$3,914	$55,742
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

As required by law in various states in which business is conducted, securities with a carrying value of $56 million and $57 million at June 30, 2026 and December 31, 2025, respectively, were on deposit with regulatory authorities.

Residential mortgage-backed securities (“RMBS”) include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies (“non-agency RMBS”). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans, as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
June 30, 2026	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$250	$1	$2	$16	$235
Alt-A	18	—	13	4	27
Subprime	37	—	4	—	41
Total non-agency RMBS	$305	$1	$19	$20	$303

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2025	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$280	$2	$3	$13	$268
Alt-A	23	2	16	2	35
Subprime	7	—	4	—	11
Total non-agency RMBS	$310	$4	$23	$15	$314

(1) Amortized cost, apart from carrying value for securities carried at fair value under the fair value option and trading securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The Company defines its exposure to non-agency RMBS as follows:

•Prime loan-backed securities are collateralized by mortgage loans made to the highest rated borrowers;
•Alt-A loan-backed securities are collateralized by mortgage loans made to borrowers who lack credit documentation or necessary requirements to obtain prime borrower rates; and
•Subprime loan-backed securities are collateralized by mortgage loans made to borrowers with a FICO score of 660 or lower.

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest written off was $2 million and $3 million for the three and six months ended June 30, 2026, and $1 million for the three and six months ended June 30, 2025.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table summarizes the gross unrealized losses of debt securities, fair value, and number of securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	June 30, 2026			December 31, 2025
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$5	$365	28	$2	$68	16
Other government securities	2	97	27	1	48	7
Public utilities	20	1,458	146	7	419	44
Corporate securities	127	9,619	966	44	2,300	240
Residential mortgage-backed	8	138	73	2	43	21
Commercial mortgage-backed	6	660	79	2	163	30
Other asset-backed securities	26	2,474	175	16	673	69
Total temporarily impaired securities	$194	$14,811	1,494	$74	$3,714	427

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$861	$2,239	20	$849	$2,263	20
Other government securities	182	777	97	192	887	107
Public utilities	484	3,176	390	451	3,383	415
Corporate securities	2,014	10,601	1,361	1,998	12,130	1,502
Residential mortgage-backed	21	134	145	21	172	166
Commercial mortgage-backed	56	739	109	52	801	117
Other asset-backed securities	102	1,083	135	114	1,249	147
Total temporarily impaired securities	$3,720	$18,749	2,257	$3,677	$20,885	2,474

	Total			Total
	Gross			Gross
	Unrealized	Fair	# of	Unrealized	Fair	# of
	Losses	Value	securities (1)	Losses	Value	securities (1)
U.S. government securities	$866	$2,604	43	$851	$2,331	31
Other government securities	184	874	122	193	935	113
Public utilities	504	4,634	520	458	3,802	454
Corporate securities	2,141	20,220	2,224	2,042	14,430	1,706
Residential mortgage-backed	29	272	217	23	215	187
Commercial mortgage-backed	62	1,399	180	54	964	146
Other asset-backed securities	128	3,557	306	130	1,922	211
Total temporarily impaired securities	$3,914	$33,560	3,612	$3,751	$24,599	2,848
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of June 30, 2026, did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of these securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As of June 30, 2026, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. As described below, the Company performed analyses of the financial performance of the underlying issues in an unrealized loss position and believes that recovery of the entire amortized cost of each such security is expected.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The roll-forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

Three Months Ended June 30, 2026	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at April 1, 2026	$—	$—	$—	$6	$1	$—	$10	$17
Additions for which credit loss was not previously recorded	—	—	—	—	—	—	—	—
Changes for securities with previously recorded credit loss	—	—	—	(1)	—	—	8	7
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	—	—
Reductions for securities disposed	—	—	—	—	—	—	—	—
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at June 30, 2026 (2)	$—	$—	$—	$5	$1	$—	$18	$24

Three Months Ended June 30, 2025	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at April 1, 2025	$—	$—	$—	$8	$6	$—	$26	$40
Additions for which credit loss was not previously recorded	—	—	—	—	—	—	—	—
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	27	27
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	(53)	(53)
Reductions for securities disposed	—	—	—	—	(2)	—	—	(2)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at June 30, 2025 (2)	$—	$—	$—	$8	$4	$—	$—	$12

Six Months Ended June 30, 2026	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2026	$—	$—	$—	$—	$4	$—	$7	$11
Additions for which credit loss was not previously recorded	—	—	—	6	—	—	—	6
Changes for securities with previously recorded credit loss	—	—	—	(1)	(1)	—	36	34
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	(18)	(18)
Reductions for securities disposed	—	—	—	—	(2)	—	(7)	(9)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at June 30, 2026 (2)	$—	$—	$—	$5	$1	$—	$18	$24

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

Six Months Ended June 30, 2025	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2025	$—	$—	$—	$8	$6	$—	$25	$39
Additions for which credit loss was not previously recorded	—	—	—	—	—	1	—	1
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	28	28
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	(53)	(53)
Reductions for securities disposed	—	—	—	—	(2)	—	—	(2)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	(1)	—	(1)
Balance at June 30, 2025 (2)	$—	$—	$—	$8	$4	$—	$—	$12

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $564 million and $469 million as of June 30, 2026 and 2025, respectively, and was excluded from the determination of credit losses for the three and six months ended June 30, 2026 and 2025.

Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Debt securities (1)	$618	$415	$1,090	$846
Equity securities (2)	8	5	(51)	6
Mortgage loans	104	88	203	171
Policy loans	14	16	30	33
Limited partnerships	28	22	47	60
Other investment income	58	54	115	106
Total investment income excluding funds withheld assets	830	600	1,434	1,222
Investment expenses (3)	(103)	(109)	(166)	(203)
Net investment income excluding funds withheld assets	727	491	1,268	1,019
Net investment income on funds withheld assets (see Note 8)	201	227	400	454
Net investment income	$928	$718	$1,668	$1,473
(1) Includes changes in fair value gains (losses) on trading securities and includes $26 million and $(46) million for the three and six months ended June 30, 2026, respectively, and $(64) million and $(74) million for the three and six months ended June 30, 2025, respectively, related to the change in fair value for securities carried under the fair value option.
(2) Includes changes in fair value of TPG common stock. See discussion above on our Long-term Strategic Partnership with TPG.
(3) Includes expenses from consolidated variable interest entities, which includes changes in fair value of notes issued by those entities, of $(56) million and $(72) million for the three and six months ended June 30, 2026, respectively, and $(42) million and $(74) million for the three and six months ended June 30, 2025, respectively.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were $6 million and $4 million for the three months ended June 30, 2026 and 2025, respectively, and $(58) million and $2 million for the six months ended June 30, 2026 and 2025, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Available-for-sale securities
Realized gains on sale	$4	$4	$11	$7
Realized losses on sale	(10)	(11)	(19)	(23)
Credit loss income (expense)	(8)	—	(16)	—
Credit loss income (expense) on mortgage loans	(20)	(10)	(46)	(21)
Other (1)	13	(92)	2	(138)
Net gains (losses) excluding derivatives and funds withheld assets	(21)	(109)	(68)	(175)
Net gains (losses) on derivative instruments (see Note 5)	(2,466)	(2,751)	(2,136)	(1,342)
Net gains (losses) on derivatives and investments	(2,487)	(2,860)	(2,204)	(1,517)

Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	(297)	(327)	(456)	(715)
Total net gains (losses) on derivatives and investments	$(2,784)	$(3,187)	$(2,660)	$(2,232)

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

The aggregate fair value of securities sold at a loss for the three and six months ended June 30, 2026 was $935 million and $1.2 billion, which was approximately 94% and 94% of book value, respectively. The aggregate fair value of securities sold at a loss for the three and six months ended June 30, 2025 was $589 million and $1.3 billion, which was approximately 95% and 95% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $1.2 billion and $1.8 billion during the three and six months ended June 30, 2026, respectively, and $849 million and $1.8 billion during the three and six months ended June 30, 2025, respectively.

Consolidated Variable Interest Entities ("VIEs")

The Company concluded that the following entities are VIEs and that the Company is the primary beneficiary as it has both the power to direct the most significant activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In each case, the Company’s exposure to loss is limited to the capital invested plus unfunded capital commitments. Creditors of the consolidated VIEs do not have recourse to the general credit of the Company:

•The Company funds affiliated LLCs to facilitate the issuance of collateralized loan obligations ("CLOs"). These LLCs are consolidated on a one-month lag due to the timing of when information is available from the VIE.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
•Private Equity Funds VIII – IX and Strategic Opportunity Fund I are limited partnership structures that invest the ownership capital in portfolios of various other limited partnership structures. Private Equity Fund IX was funded in August 2025 and Strategic Opportunity Fund I was funded in June 2025. The consolidation of Private Equity Fund IX and Strategic Opportunity Fund I are on a one-quarter lag due to the timing of when information is available from the VIE.

•PPM Investment Grade Private Credit Fund is a private fund organized as a series of a Delaware LLC that invests primarily in fixed rate, privately issued, investment grade instruments. The series was funded in January 2026. This fund is consolidated on a one-month lag due to the timing of when information is available from the VIE.

•Panther Investments I, LP was funded in May 2026. The Fund is a rated note feeder fund that utilizes a master fund limited partnership to invest primarily in secured loans to North American lower middle market companies. This Fund is consolidated on a one-quarter lag due to the timing of when information is available from the VIE.

Asset and liability information for the consolidated VIEs included on the Condensed Consolidated Balance Sheets is as follows (in millions):

	June 30, 2026	December 31, 2025
Assets
Debt securities, at fair value under fair value option	$2,648	$2,698
Equity securities	9	6
Other invested assets	1,255	979
Cash and cash equivalents	114	154
Other assets	43	51
Total assets	$4,069	$3,888

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$2,474	$2,578
Other liabilities	184	258
Total other liabilities	2,658	2,836
Total liabilities	$2,658	$2,836

Equity
Noncontrolling interests	$512	$389

Unconsolidated VIEs

The Company has concluded the following entities are VIEs but does not consolidate them. Based on analysis of the limited partnerships ("LPs"), LLCs and the mutual funds, the Company is not the primary beneficiary of each VIE because the Company lacks the power to direct the activities of the VIE that most significantly impact the VIE's performance or lacks the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entities, or lacks both.

•The carrying amounts of the Company’s investments in certain LPs and LLCs are recognized in other invested assets on the Condensed Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 16 of these Notes to Condensed Consolidated Financial Statements. The Company’s exposure to loss was limited to $3,036 million and $2,709 million as of June 30, 2026 and December 31, 2025, respectively, representing the aggregate capital invested and unfunded capital commitments related to the LPs and LLCs at those dates. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
•The Company's investments in certain mutual funds are recognized in equity securities on the Condensed Consolidated Balance Sheets and were $51 million and $21 million as of June 30, 2026 and December 31, 2025, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Commercial and Residential Mortgage Loans

The following table shows commercial mortgage loans, residential mortgage loans, and the respective accrued interest thereon (in millions):

	June 30, 2026	December 31, 2025
Commercial mortgage loans (1)	$9,538	$8,957
Accrued interest receivable on commercial mortgage loans	38	34
Residential mortgage loans (2)	1,471	1,254
Accrued interest receivable on residential mortgage loans	14	13
(1) Net of an allowance for credit losses of $157 million and $117 million at each date, respectively.
(2) Net of an allowance for credit losses of $19 million and $16 million at each date, respectively.

At June 30, 2026, commercial mortgage loans were collateralized by properties located in 36 states, the District of Columbia, and Europe, while residential mortgage loans were collateralized by properties located in 48 states, the District of Columbia, Mexico, and Europe.

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

The following table provides the change in the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended June 30, 2026	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at April 1, 2026	$23	$4	$56	$30	$23	$1	$22	$159
Charge offs, net of recoveries	—	—	(5)	—	—	—	—	(5)
Reductions for mortgages disposed	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	27	11	(20)	(4)	10	1	(3)	22
Balance at June 30, 2026 (1) (2)	$50	$15	$31	$26	$33	$2	$19	$176

Three Months Ended June 30, 2025	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at April 1, 2025	$28	$7	$40	$19	$20	$2	$14	$130
Charge offs, net of recoveries	—	—	—	—	—	—	—	—
Reductions for mortgages disposed	(1)	—	—	(1)	—	—	—	(2)
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(9)	3	2	6	6	—	1	9
Balance at June 30, 2025 (1) (2)	$18	$10	$42	$24	$26	$2	$15	$137

Six Months Ended June 30, 2026	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2026	$32	$11	$28	$17	$27	$2	$16	$133
Charge offs, net of recoveries	(1)	—	(9)	—	—	—	—	(10)
Reductions for mortgages disposed	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	19	4	12	9	6	—	3	53
Balance at June 30, 2026 (1) (2)	$50	$15	$31	$26	$33	$2	$19	$176

Six Months Ended June 30, 2025	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2025	$23	$7	$44	$19	$20	$3	$5	$121
Charge offs, net of recoveries	—	—	(6)	—	—	—	—	(6)
Reductions for mortgages disposed	(1)	—	—	(1)	—	—	—	(2)
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(4)	3	4	6	6	(1)	10	24
Balance at June 30, 2026 (1) (2)	$18	$10	$42	$24	$26	$2	$15	$137

(1) Accrued interest receivable totaled $52 million and $43 million as of June 30, 2026 and 2025, respectively, and was excluded from the determination of credit losses.
(2) Accrued interest amounting to $1 million and $1 million was written off as of June 30, 2026 and 2025, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table provides information about our residential mortgage loans in process of foreclosure (in millions):

	June 30, 2026	December 31, 2025
Recorded investment (1)	$23	$38
Unpaid principal balance	25	45
Related loan allowance	—	1
Average recorded investment	24	29
Investment income recognized	—	1

(1) At June 30, 2026 and December 31, 2025, includes $3 million and $4 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.

The following tables provide information about the credit quality with vintage year and category of mortgage loans (dollars in millions):

	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios (1):
Less than 70%	$668	$1,461	$560	$466	$407	$4,434	$—	$7,996	84%
70% - 80%	84	232	128	44	128	609	—	1,225	13%
80% - 100%	—	—	—	25	25	121	—	171	2%
Greater than 100%	—	—	3	—	55	88	—	146	1%
Total commercial mortgage loans	752	1,693	691	535	615	5,252	—	9,538	100%

Debt service coverage ratios (2):
Greater than 1.20x	718	1,344	648	429	479	4,560	—	8,178	86%
1.00x - 1.20x	21	147	—	82	38	382	—	670	7%
Less than 1.00x	12	155	39	16	89	309	—	620	6%
Non-income producing properties	1	47	4	8	9	1	—	70	1%
Total commercial mortgage loans	752	1,693	691	535	615	5,252	—	9,538	100%

Residential mortgage loans
Performing	247	571	184	6	11	406	—	1,425	97%
Nonperforming	—	1	4	7	7	27	—	46	3%
Total residential mortgage loans	247	572	188	13	18	433	—	1,471	100%

Total mortgage loans	$999	$2,265	$879	$548	$633	$5,685	$—	$11,009	100%
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

	Accruing Loans (1)
June 30, 2026	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$3,315	$3	$—	$14	$3,332	$—	$—
Hotel	812	—	—	—	812	—	—
Office	1,118	10	—	84	1,212	—	—
Retail	1,650	—	—	—	1,650	—	—
Warehouse	2,266	—	—	—	2,266	—	—
Other	423	—	—	—	423	—	—
Total commercial	9,584	13	—	98	9,695	—	—
Residential (2)	1,394	47	—	49	1,490	—	—
Total	$10,978	$60	$—	$147	11,185	$—	$—
ACL					(176)
Total with ACL					$11,009

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

	Accruing Loans (1)
December 31, 2025	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$2,866	$—	$—	$—	$2,866	$—	$—
Hotel	789	—	—	—	789	—	—
Office	1,062	—	—	109	1,171	—	—
Retail	1,664	—	—	—	1,664	—	—
Warehouse	2,217	—	—	—	2,217	—	—
Other	367	—	—	—	367	—	—
Total commercial	8,965	—	—	109	9,074	—	—
Residential (2)	1,124	69	16	61	1,270	—	2
Total	$10,089	$69	$16	$170	$10,344	$—	$2
ACL					(133)
Total with ACL					$10,211

(1) Amortized cost or fair value for loans carried at fair value under the fair value option.
(2) At June 30, 2026 and December 31, 2025, includes $16 million and $19 million, respectively, of loans 30-89 days past due and $17 million and $16 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides information about the mortgage loans modified during the periods indicated to borrowers experiencing financial difficulty (dollars in millions):

Term Extension
	Amortized Cost Basis	Percent of Total Class
Three Months Ended June 30, 2026
Commercial mortgage loans	$—	—%

Three Months Ended June 30, 2025
Commercial mortgage loans	$—	—%

	Term Extension
	Amortized Cost Basis	Percent of Total Class
Six Months Ended June 30, 2026
Commercial mortgage loans	$10	—%

Six Months Ended June 30, 2025
Commercial mortgage loans	$—	—%

As of June 30, 2026, the above modified loans had $8 million of unfunded commitments.
The following table describes the financial effect of the modifications made to the loans noted above:

Term Extension
Financial Effect
Six Months Ended June 30, 2026
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in millions):

	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
June 30, 2026
Commercial mortgage loans	$—	$10	$—

June 30, 2025
Commercial mortgage loans	$—	$—	$—

As of June 30, 2026 and 2025, stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $19 million and $32 million, respectively.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At June 30, 2026 and December 31, 2025, $3.6 billion and $3.5 billion of these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At both June 30, 2026 and December 31, 2025, the Company had $0.9 billion of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Other Invested Assets

Other invested assets primarily include investments in:

•Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock, which is carried at cost and adjusted for any impairment. At June 30, 2026 and December 31, 2025, FHLBI capital stock had a carrying value of $87 million and $119 million, respectively;
•limited partnerships (“LPs”), which are carried at values determined by using the proportion of the Company’s investment in each fund (Net Asset Value (“NAV”) equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At June 30, 2026 and December 31, 2025, investments in LPs had carrying values of $3.1 billion and $2.8 billion, respectively; and
•real estate, which is carried at the lower of depreciated cost or fair value and real estate occupied by the Company is carried at depreciated cost. At June 30, 2026 and December 31, 2025, real estate totaling $226 million and $230 million, respectively, included foreclosed properties with a book value of $19 million and $20 million at June 30, 2026 and December 31, 2025, respectively.

Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of June 30, 2026 and December 31, 2025, the estimated fair value of loaned securities was $74 million and $34 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At June 30, 2026 and December 31, 2025, cash collateral received in the amount of $77 million and $35 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Condensed Consolidated Balance Sheets.

At June 30, 2026 and December 31, 2025, the outstanding repurchase agreement balance was $0.4 billion and $1.0 billion, respectively, having maturities within 30 days, and was included within repurchase agreements and securities lending payable in the Condensed Consolidated Balance Sheets. These repurchase agreements were collateralized with U.S. Treasury securities and corporate securities of $0.4 billion and $1.0 billion, respectively, at June 30, 2026 and December 31, 2025.

Interest expense totaled $1 million and $3 million for the three and six months ended June 30, 2026, respectively, and $16 million and $28 million for the three and six months ended June 30, 2025, respectively, and is included within net investment income.

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

At both June 30, 2026 and December 31, 2025, the fair value of the U.S. treasuries received was $1.5 billion, collateralized with corporate securities with a fair value of $1.6 billion. Subsequently, the Company provided these U.S. Treasury securities as collateral for derivative trades, and they are included as part of the derivative collateral disclosures.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Gross interest income of $14 million and $17 million and gross interest expense of $17 million and $19 million for the three months ended June 30, 2026 and 2025, respectively, and gross interest income of $28 million and $33 million and gross interest expense of $33 million and $38 million for the six months ended June 30, 2026 and 2025, respectively, are included within net investment income.

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

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	June 30, 2026
	Assets		Liabilities
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,729	$137	$107	$30
Equity index call options	1,500	15	—	15
Equity index futures (2)	48,419	—	—	—
Equity index put options	16,500	83	—	83
Interest rate swaps - cleared (2)	4,780	—	—	—
Interest rate futures (2)	19,968	—	—	—
Total return swaps	8,356	134	53	81
Bond forwards	6,049	37	487	(450)
Total freestanding derivatives	107,301	406	647	(241)
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	850	(850)
Registered index linked annuity embedded derivatives (3)	N/A	—	8,395	(8,395)
Total embedded derivatives	N/A	—	9,245	(9,245)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	10	—	10
Cross-currency forwards	684	6	10	(4)
Funds withheld embedded derivative (4)	N/A	1,651	—	1,651
Total derivatives related to funds withheld under reinsurance treaties	842	1,667	10	1,657
Total	$108,143	$2,073	$9,902	$(7,829)

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives excluding funds withheld under reinsurance treaties and non-qualified voluntary deferred compensation plan
Cross-currency swaps	$(13)	$58	$5	$85
Equity index call options	(7)	—	(7)	—
Equity index futures	1,241	(613)	808	(466)
Equity index put options	(396)	(419)	(373)	(311)
Interest rate swaps	42	9	66	37
Interest rate futures	(9)	(547)	(115)	(71)
Total return swaps	(754)	(176)	(647)	(64)
Bond forwards	51	(67)	(16)	48
Fixed index annuity embedded derivatives	(32)	(10)	(26)	(11)
Registered index linked annuity embedded derivatives	(2,589)	(986)	(1,831)	(589)
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	(2,466)	(2,751)	(2,136)	(1,342)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	(2)	(11)	—	(10)
Cross-currency forwards	—	(38)	2	(56)
Funds withheld embedded derivative	(115)	(130)	(101)	(331)
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	(117)	(179)	(99)	(397)
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$(2,583)	$(2,930)	$(2,235)	$(1,739)

Derivatives related to non-qualified voluntary deferred compensation plan
Equity index futures	$15	$—	$9	$—
Total return swaps	25	—	22	—
Total operating costs and other expenses related to non-qualified voluntary deferred compensation plan	$40	$—	$31	$—

All the Company’s trade agreements for freestanding, over-the-counter derivatives contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit.

At June 30, 2026 and December 31, 2025, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $30 million and $151 million, respectively, and held collateral was $55 million and $130 million, respectively, related to these agreements.

At June 30, 2026 and December 31, 2025, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $571 million and $237 million, respectively, and provided collateral was $631 million and $295 million, respectively, related to these agreements.

If all of the downgrade provisions had been triggered at June 30, 2026 and December 31, 2025, in aggregate, the Company would have had to disburse $25 million and nil, respectively, and would have been allowed to claim $59 million and $79 million, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The Company pledged collateral of $2,083 million and $1,403 million as of June 30, 2026 and December 31, 2025, respectively, for initial margin related to uncleared margin for over-the-counter derivatives and exchange-traded futures. Variation margin on exchange traded futures is settled through the netting of cash paid/received for variation margin against the fair value of the trades.

The Company purchases equity options for which option premium payments are deferred (deferred premium options). The deferred premiums, along with interest incurred thereon, are payable at contract termination. During the six months ended June 30, 2026 and 2025, the Company deferred option premiums totaling $365 million and $52 million, respectively. The purchase of these options is a non-cash transaction. Upon maturity, payment of the deferred premium is reported as a cash flow from financing activities.

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

The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	June 30, 2026
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative assets	$422	$—	$422	$392	$9	$21	$—
Financial Liabilities:
Freestanding derivative liabilities	$657	$—	$657	$86	$4	$491	$76
Derivative deferred premium payable	306	—	306	306	—	—	—
Securities lending	77	—	77	—	77	—	—
Repurchase agreements	400	—	400	—	—	400	—
Repurchase agreements - collateral upgrade	1,483	(1,483)	—	—	—	—	—
Total financial liabilities	$2,923	$(1,483)	$1,440	$392	$81	$891	$76

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

In the above tables, the amounts of assets or liabilities presented in the Company’s Condensed Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude:
•net embedded derivative liabilities of $9,245 million and $6,906 million as of June 30, 2026 and December 31, 2025, respectively, as these derivatives are not subject to master netting arrangements; and
•the funds withheld embedded derivative asset (liability) of $1,651 million and $1,752 million at June 30, 2026 and December 31, 2025, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
6. Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$55,742	$55,742	$50,791	$50,791
Equity securities	262	262	172	172
Mortgage loans (1)	11,009	10,725	10,211	9,948
Limited partnerships	3,079	3,079	2,836	2,836
Policy loans (1)	4,484	4,484	4,426	4,426
Freestanding derivative instruments	422	422	448	448
FHLBI capital stock	87	87	119	119
Cash and cash equivalents	5,986	5,986	5,704	5,704
Reinsurance recoverable on market risk benefits	109	109	118	118
Market risk benefit assets	8,046	8,046	7,867	7,867
Separate account assets	245,387	245,387	236,496	236,496

Liabilities
Annuity reserves (2)	51,808	50,022	45,965	45,458
Market risk benefit liabilities	3,368	3,368	3,754	3,754
Guaranteed investment contracts and funding agreements (3)	11,018	10,865	11,021	11,077
Funds withheld payable under reinsurance treaties (1)	14,090	14,090	14,960	14,960
Debt	2,769	2,588	2,030	1,877
Securities lending payable (4)	77	77	35	35
Freestanding derivative instruments	657	657	257	257
Notes issued by consolidated VIEs	2,474	2,474	2,578	2,578
Repurchase agreements (4)	400	400	1,001	1,001
Separate account liabilities	245,387	245,387	236,496	236,496

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

For those securities that were internally valued at June 30, 2026 and December 31, 2025, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, are generally determined using the proportion of the Company’s investment in the value of the net assets of each fund (“NAV equivalent”) as a practical expedient for fair value, and generally are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at June 30, 2026 and December 31, 2025. As a result of using that practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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

Fixed Index Annuities and RILA

Our fixed index annuity ("FIA") and RILA contracts may be issued with features that guarantee benefits that are payable upon death (GMDB) or upon depletion of funds (GMWB). These features are classified as MRBs and measured at fair value.

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

Fair Value Option

The Company elected the fair value option for:
•Debt securities reflected on the Company’s Condensed Consolidated Balance Sheets as debt securities related to:
◦certain consolidated investments totaling $2,648 million and $2,698 million at June 30, 2026 and December 31, 2025, respectively.
◦certain debt securities the Company began purchasing during the third quarter of 2024, for purposes of mitigating components of exposure to changes in the value of certain market risk benefits. The Company elected the fair value option on these debt securities, with changes in fair value reflected in net income, to align with the corresponding changes in the value of the market risk benefits recognized through net income. These debt securities totaled $705 million and $766 million at June 30, 2026 and December 31, 2025, respectively.

•Certain funds withheld assets, which are held as collateral for reinsurance, totaling $4,393 million and $3,867 million at June 30, 2026 and December 31, 2025, respectively, as discussed above, and include mortgage loans as discussed below.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

	June 30, 2026	December 31, 2025
Fair value	$595	$324
Aggregate contractual principal	614	330

As of June 30, 2026, no loans in good standing for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

•Notes issued by consolidated VIEs totaling $2,474 million and $2,578 million at June 30, 2026 and December 31, 2025, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Condensed Consolidated Financial Statements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$3,469	$3,469	$—	$—
Other government securities	1,112	—	1,112	—
Public utilities	6,698	—	6,698	—
Corporate securities	34,981	—	34,847	134
Residential mortgage-backed	446	—	446	—
Commercial mortgage-backed	2,029	—	2,029	—
Other asset-backed securities	7,007	—	6,724	283
Equity securities	262	102	149	11
Mortgage loans	595	—	—	595
Limited partnerships (1)	314	—	—	314
Policy loans	3,617	—	—	3,617
Freestanding derivative instruments	422	—	422	—
Cash and cash equivalents	5,986	5,986	—	—
Reinsurance recoverable on market risk benefits	109	—	—	109
Market risk benefit assets	8,046	—	—	8,046
Separate account assets	245,387	—	245,387	—
Total	$320,480	$9,557	$297,814	$13,109

Liabilities
Embedded derivative liabilities (2)	$9,245	$—	$9,245	$—
Funds withheld payable under reinsurance treaties (3)	2,155	—	—	2,155
Freestanding derivative instruments	657	—	657	—
Notes issued by consolidated VIEs	2,474	—	2,474	—
Market risk benefit liabilities	3,368	—	—	3,368
Total	$17,899	$—	$12,376	$5,523

(1) Excludes $2,765 million of limited partnership investments measured at NAV equivalent.

(2) Includes the embedded derivative liabilities of $8,395 million related to RILA and $850 million liability related to fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $1,651 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

(2) Includes the embedded derivative liabilities of $6,043 million related to RILA and $863 million related to fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

(3) Includes the Athene embedded derivative asset of $1,752 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	June 30, 2026
Assets	Total	Internal	External
Debt securities:
Corporate	$134	$30	$104
Other asset-backed securities	283	31	252
Equity securities	11	1	10
Mortgage loans	595	—	595
Limited partnerships	314	1	313
Policy loans	3,617	3,617	—
Reinsurance recoverable on market risk benefits	109	109	—
Market risk benefit assets	8,046	8,046	—
Total	$13,109	$11,835	$1,274

Liabilities
Funds withheld payable under reinsurance treaties (1)	2,155	2,155	—
Market risk benefit liabilities	3,368	3,368	—
Total	$5,523	$5,523	$—

(1) Includes the Athene Embedded Derivative asset of $1,651 million and funds withheld payable under reinsurance treaties at fair value under the fair value option.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on internally-priced Level 3 assets and liabilities that use significant unobservable inputs (dollar amounts in millions):

As of June 30, 2026
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$109	Discounted cash flow	Mortality(1)	0.01% - 23.31%	Increase
			Lapse(2)	1.51% - 13.43%	Increase
			Utilization(3)	0.00% - 50.00%	Decrease
			Withdrawal(4)	41.00% - 48.50%	Decrease
			Non-performance risk adjustment(5)	0.26% - 1.11%	Increase
			Long-term Equity Volatility(6)	17.50% - 23.50%	Decrease

Market risk benefit assets	$8,046	Discounted cash flow	Mortality(1)	0.00% - 28.14%	Increase
			Lapse(2)	0.05% - 51.00%	Increase
			Utilization(3)	0.00% - 100.00%	Decrease
			Withdrawal(4)	4.15% - 100.00%	Decrease
			Non-performance risk adjustment(5)	0.72% - 1.90%	Increase
			Long-term Equity Volatility(6)	17.50% - 23.50%	Decrease

Liabilities
Market risk benefit liabilities	$3,368	Discounted cash flow	Mortality(1)	0.00% - 28.14%	Decrease
			Lapse(2)	0.05% - 51.00%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	4.15% - 100.00%	Increase
			Non-performance risk adjustment(5)	0.72% - 1.90%	Decrease
			Long-term Equity Volatility(6)	17.50% - 23.50%	Increase
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

•Investments: At June 30, 2026 and December 31, 2025, $63 million and $117 million, respectively, of debt securities, equity securities, and limited partnerships are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

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

The tables below (in millions) provide roll-forwards for the three and six months ended June 30, 2026 and 2025 of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		April 1,	Income	Comprehensive	and	(out of)	June 30,
Three Months Ended June 30, 2026		2026	(Loss)	Income (Loss)	Settlements	Level 3	2026
Assets
	Debt securities
	Corporate securities	$145	$1	$—	$6	$(18)	$134
	Other asset-backed securities	278	—	(2)	(6)	13	283
	Equity securities	9	2	—	—	—	11
	Mortgage loans	196	(3)	—	402	—	595
	Limited partnerships	276	16	—	2	20	314
	Policy loans	3,556	85	—	(24)	—	3,617
	Reinsurance recoverable on market risk benefits	121	(12)	—	—	—	109
	Market risk benefit assets	6,701	1,345	—	—	—	8,046

Liabilities
	Funds withheld payable under reinsurance treaties	(1,979)	(199)	—	23	—	(2,155)
	Market risk benefit liabilities	(3,971)	720	(63)	(54)	—	(3,368)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		April 1,	Income	Comprehensive	and	(out of)	June 30,
Three Months Ended June 30, 2025		2025	(Loss)	Income (Loss)	Settlements	Level 3	2025
Assets
	Debt securities
	Corporate securities	$300	$10	$(1)	$62	$3	$374
	Other asset-backed securities	791	(52)	30	141	(58)	852
	Equity securities	7	—	—	—	—	7
	Mortgage loans	451	3	—	(61)	—	393
	Limited partnerships	203	2	—	—	—	205
	Policy loans	3,492	81	—	(33)	—	3,540
	Reinsurance recoverable on market risk benefits	126	(15)	—	—	—	111
	Market risk benefit assets	7,326	1,395	—	—	—	8,721

Liabilities
	Funds withheld payable under reinsurance treaties	(1,560)	(211)	—	(13)	—	(1,784)
	Market risk benefit liabilities	(4,125)	823	(267)	—	—	(3,569)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	June 30,
Six Months Ended June 30, 2026		2026	(Loss)	Income (Loss)	Settlements	Level 3	2026
Assets
	Debt securities
	Corporate securities	$346	$3	$2	$(184)	$(33)	$134
	Other asset-backed securities	426	(17)	(7)	(54)	(65)	283
	Equity securities	7	4	—	—	—	11
	Mortgage loans	324	(1)	—	272	—	595
	Limited partnerships	250	20	—	15	29	314
	Policy loans	3,537	73	—	7	—	3,617
	Reinsurance recoverable on market risk benefits	118	(9)	—	—	—	109
	Market risk benefit assets	7,867	179	—	—	—	8,046

Liabilities
	Funds withheld payable under reinsurance treaties	(1,971)	(175)	—	(9)	—	(2,155)
	Market risk benefit liabilities	(3,754)	213	270	(97)	—	(3,368)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	June 30,
Six Months Ended June 30, 2025		2025	(Loss)	Income (Loss)	Settlements	Level 3	2025
Assets
	Debt securities
	Public utilities	$44	$—	$—	$(44)	$—	$—
	Corporate securities	274	10	3	89	(2)	374
	Other asset-backed securities	661	(52)	28	152	63	852
	Equity securities	7	—	—	—	—	7
	Mortgage loans	449	7	—	(63)	—	393
	Limited partnerships	195	9	—	1	—	205
	Policy loans	3,489	71	—	(20)	—	3,540
	Reinsurance recoverable on market risk benefits	121	(10)	—	—	—	111
	Market risk benefit assets	8,899	(178)	—	—	—	8,721

Liabilities
	Funds withheld payable under reinsurance treaties	(1,353)	(404)	—	(27)	—	(1,784)
	Market risk benefit liabilities	(3,774)	145	60	—	—	(3,569)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the three and six months ended June 30, 2026 and 2025 shown above are as follows (in millions):

Three Months Ended June 30, 2026	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$10	$(4)	$—	$—	$6
Other asset-backed securities	—	(6)	—	—	(6)
Mortgage loans	440	(38)	—	—	402
Limited partnerships	2	—	—	—	2
Policy loans	—	—	11	(35)	(24)
Total	$452	$(48)	$11	$(35)	$380

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(187)	$210	$23
Market risk benefit liabilities	—	—	(54)	—	(54)
Total	$—	$—	$(241)	$210	$(31)

Three Months Ended June 30, 2025	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$79	$(17)	$—	$—	$62
Other asset-backed securities	176	(35)	—	—	141
Mortgage loans	18	(79)	—	—	(61)
Policy loans	—	—	11	(44)	(33)
Total	$273	$(131)	$11	$(44)	$109

Liabilities
Funds withheld payable under reinsurance treaties	—	—	(262)	249	(13)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

Six Months Ended June 30, 2026	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$11	$(195)	$—	$—	$(184)
Other asset-backed securities	76	(130)	—	—	(54)
Mortgage loans	460	(188)	—	—	272
Limited partnerships	15	—	—	—	15
Policy loans	—	—	89	(82)	7
Total	$562	$(513)	$89	$(82)	$56

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(371)	$362	$(9)
Market risk benefit liabilities	—	—	(97)	—	(97)
Total	$—	$—	$(468)	$362	$(106)

Six Months Ended June 30, 2025	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Public utilities	$—	$(44)	$—	$—	$(44)
Corporate securities	183	(94)	—	—	89
Other asset-backed securities	334	(182)	—	—	152
Mortgage loans	99	(162)	—	—	(63)
Limited partnerships	1	—	—	—	1
Policy loans	—	—	72	(92)	(20)
Total	$617	$(482)	$72	$(92)	$115

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(378)	$351	$(27)

For the three and six months ended June 30, 2026, transfers from Level 3 to Level 2 of the fair value hierarchy were $70 million and $105 million, transfers from Level 2 to Level 3 were $65 million and $7 million, and transfers from NAV to Level 3 were $20 million and $29 million.

For the three and six months ended June 30, 2025, transfers from Level 3 to Level 2 of the fair value hierarchy were $46 million and $104 million, transfers from Level 2 to Level 3 were $(9) million and $165 million, and transfers from NAV to Level 3 were nil and nil.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The portion of gains (losses) included in net income (loss) or OCI attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Three Months Ended June 30,
	2026		2025
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$1	$—	$7	$(2)
Other asset-backed securities	—	(1)	(51)	30
Equity securities	3	—	—	—
Mortgage loans	(3)	—	3	—
Limited partnerships	19	—	2	—
Policy loans	85	—	81	—
Reinsurance recoverable on market risk benefits	(12)	—	(15)	—
Market risk benefit assets	1,345	—	1,395	—

Liabilities
Funds withheld payable under reinsurance treaties	(199)	—	(211)	—
Market risk benefit liabilities	720	(63)	823	(267)

	Six Months Ended June 30,
	2026		2025
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$3	$(4)	$7	$2
Other asset-backed securities	(17)	(7)	(51)	27
Equity securities	3	—	—	—
Mortgage loans	(2)	—	7	—
Limited partnerships	20	—	9	—
Policy loans	73	—	71	—
Reinsurance recoverable on market risk benefits	(9)	—	(10)	—
Market risk benefit assets	179	—	(178)	—

Liabilities
Funds withheld payable under reinsurance treaties	(175)	—	(404)	—
Market risk benefit liabilities	213	270	145	60

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Fair Value of Financial Instruments Carried at Other Than Fair Value

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions):

	June 30, 2026
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$10,414	$10,130	$—	$—	$10,130
Policy loans	867	867	—	—	867
FHLBI capital stock	87	87	87	—	—

Liabilities
Annuity reserves (1)	$42,563	$40,777	$—	$—	$40,777
Guaranteed investment contracts and funding agreements (2)	11,018	10,865	—	—	10,865
Funds withheld payable under reinsurance treaties	11,935	11,935	—	—	11,935
Debt	2,769	2,588	—	2,588	—
Securities lending payable (3)	77	77	—	77	—
Repurchase agreements (3)	400	400	—	400	—
Separate account liabilities (5)	245,387	245,387	—	245,387	—

	December 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$9,887	$9,624	$—	$—	$9,624
Policy loans	889	889	—	—	889
FHLBI capital stock	119	119	119	—	—

Liabilities
Annuity reserves (1)	$39,059	$38,552	$—	$—	$38,552
Guaranteed investment contracts and funding agreements (2)	11,021	11,077	—	—	11,077
Funds withheld payable under reinsurance treaties	12,989	12,989	—	—	12,989
Debt	2,030	1,877	—	1,877	—
Securities lending payable (3)	35	35	—	35	—
Repurchase agreements (3)	1,001	1,001	—	1,001	—
Separate account liabilities (5)	236,496	236,496	—	236,496	—

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

•Debt: Fair values for the Company’s surplus notes and debt are generally determined by prices obtained from independent broker dealers or discounted cash flow models. Such prices are derived from market observable inputs and are classified as Level 2.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 7. Deferred Acquisition Costs

7. Deferred Acquisition Costs

Certain costs directly related to the successful acquisition of new or renewal insurance business are capitalized as deferred acquisition costs ("DAC") in the period in which they are incurred. These costs primarily pertain to commissions and certain costs associated with policy issuance and underwriting. All other acquisition costs are expensed as incurred.

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

	Six Months Ended June 30,	Year Ended December 31,
	2026	2025
Variable Annuities
Balance, beginning of period	$10,810	$11,314
Deferrals of acquisition costs	308	526
Amortization	(508)	(1,030)
Variable Annuities balance, end of period	$10,610	$10,810

RILA
Balance, beginning of period	$637	$399
Deferrals of acquisition costs	183	294
Amortization	(43)	(56)
RILA balance, end of period	$777	$637

Reconciliation of total DAC
Variable Annuities balance, end of period	$10,610	$10,810
RILA balance, end of period	777	637
Other product lines, end of period	268	213
Total balance, end of period	$11,655	$11,660

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

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020, to reinsure on a 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement ("the coinsurance agreement") required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.1 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $57 million at June 30, 2026.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The Company regularly monitors the financial strength ratings of its reinsurers. At June 30, 2026 and December 31, 2025, the Company had an ACL of $31 million and $30 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the Condensed Consolidated Balance Sheets. The ACL considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements.

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

Components of the Company’s reinsurance recoverable excluding MRBs were as follows (in millions):

	June 30,	December 31,
	2026	2025
Reserves:
Life	$5,052	$5,164
Accident and health	489	525
Annuity benefits (1)	12,163	13,196
Claims liability and other	627	633
Total	$18,331	$19,518
(1)     Other annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

Components of the Company’s reinsurance recoverable on market risk benefits were as follows (in millions):

	June 30,	December 31,
	2026	2025
Variable annuity	$29	$41
Other product lines	80	77
Total	$109	$118

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

The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items on the Condensed Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2026	2025
Assets
Debt securities, available-for-sale	$6,870	$7,947
Debt securities, at fair value under the fair value option	182	6
Equity securities	53	88
Mortgage loans	1,986	2,102
Mortgage loans, at fair value under the fair value option	595	324
Policy loans	3,628	3,548
Freestanding derivative instruments, net	6	(4)
Other invested assets	687	712
Cash and cash equivalents	129	375
Accrued investment income	83	92
Other assets and liabilities, net	91	5
Total assets (1)	$14,310	$15,195

Liabilities
Funds held under reinsurance treaties (2)	$14,090	$14,960
Total liabilities	$14,090	$14,960
(1) Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $1,651 million and $1,752 million at June 30, 2026 and December 31, 2025, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Debt securities (1)	$82	$94	$169	$194
Equity securities	—	1	(1)	1
Mortgage loans (2)	27	41	53	84
Policy loans	86	83	173	166
Limited partnerships	15	17	23	27
Other investment income	2	3	5	7
Total investment income on funds withheld assets	212	239	422	479
Other investment expenses on funds withheld assets (3)	(11)	(12)	(22)	(25)
Total net investment income on funds withheld reinsurance treaties	$201	$227	$400	$454

(1)    Includes $— million and $— million for the three and six months ended June 30, 2026, respectively, and nil and $1 million for the three and six months ended June 30, 2025, respectively, related to the change in fair value for securities carried under the fair value option.
(2)    Includes $(3) million and $(1) million for the three and six months ended June 30, 2026, respectively, and $3 million and $7 million for the three and six months ended June 30, 2025, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Available-for-sale securities
Realized gains on sale	$1	$3	$3	$8
Realized losses on sale	(55)	(25)	(67)	(74)
Credit loss expense	1	(25)	(15)	(27)
Credit loss expense on mortgage loans	(2)	1	(7)	(3)
Other	(14)	15	(6)	22
Net gains (losses) on non-derivative investments	(69)	(31)	(92)	(74)
Net gains (losses) on derivative instruments	(2)	(49)	2	(66)
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	(226)	(247)	(366)	(575)
Total net gains (losses) on derivatives and investments	$(297)	$(327)	$(456)	$(715)

(1) Includes the Athene embedded derivative gain (loss) of $(115) million and $(101) million for the three and six months ended June 30, 2026, respectively, and $(130) million and $(331) million for the three and six months ended June 30, 2025, respectively.

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

Reserves for future policy benefits for non-participating traditional and limited-payment insurance contracts are measured using the net premium ratio ("NPR") measurement model. The NPR measurement model accrues for future policy benefits in proportion to the premium revenue recognized. The reserve for future policy benefits is derived from the Company's best estimate of future net premium and future benefits and expenses, which is based on best estimate assumptions including mortality, persistency, claims expense, and discount rate. On an annual basis, or as circumstances warrant, we conduct a comprehensive review of our current best estimate assumptions based on our experience, industry benchmarking, and other factors, as applicable. Expense assumptions are updated based on estimates of expected non-level costs, such as termination or settlement costs, and costs after the premium-paying period and exclude acquisition costs or any costs that are required to be charged to expenses as incurred. Updates to assumptions are applied on a retrospective basis, and the change in the reserve for future policy benefits resulting from updates to assumptions is reported separately in the Condensed Consolidated Income Statements within the (gain) loss from updating future policy benefits cash flow assumptions, net. The reserve for future policy benefits is updated each reporting period to reflect actual experience to date.

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

The following table summarizes the Company’s reserves for future policy benefits and claims payable balances (in millions):

	June 30,	December 31,
	2026	2025
Reserves for future policy benefits
Payout Annuities	$1,172	$1,169
Closed Block Life	3,410	3,580
Closed Block Annuity	3,466	3,647
Reserves for future policy benefits	8,048	8,396
Additional liabilities
Closed Block Life	1,155	1,195
Other future policy benefits and claims payable	1,431	1,305
Reserves for future policy benefits and claims payable	$10,634	$10,896

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following tables present the roll-forward of components of reserves for future policy benefits (in millions):

	Present Value of Expected Net Premiums
	Six Months Ended June 30,			Year Ended December 31,
	2026			2025
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$—	$998	$—	$—	$847	$—
Beginning of period cumulative effect of changes in discount rate assumptions	—	86	—	—	125	—
Beginning balance at original discount rate	—	1,084	—	—	972	—
Effect of changes in cash flow assumptions	—	—	—	—	232	—
Effect of actual variances from expected experience	—	(11)	—	—	(33)	—
Balance adjusted for variances from expectation	—	1,073	—	—	1,171	—
Issuances	—	2	—	—	2	—
Interest accrual	—	20	—	—	35	—
Net premiums collected	—	(63)	—	—	(124)	—
Ending balance at original discount rate	—	1,032	—	—	1,084	—
End of period cumulative effect of changes in discount rate assumptions	—	(95)	—	—	(86)	—
Balance, end of period	$—	$937	$—	$—	$998	$—

The effect of actual variances from expected experience of $11 million and $33 million for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively, was mainly attributed to slightly lower actual premiums versus expected premiums related to our closed block products, which are mostly reinsured, resulting in an immaterial net impact to the reserve balance.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable

	Present Value of Expected Future Policy Benefits
	Six Months Ended June 30,			Year Ended December 31,
	2026			2025
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$1,169	$4,578	$3,647	$1,095	$4,425	$3,837
Beginning of period cumulative effect of changes in discount rate assumptions	58	671	157	100	806	255
Beginning balance at original discount rate (including DPL of $110, nil and $546 in June 30, 2026, and $91, nil and $588 in December 31, 2025 for payout annuities, closed block life and closed block annuity, respectively)	1,227	5,249	3,804	1,195	5,231	4,092
Effect of changes in cash flow assumptions	—	—	—	(20)	414	(8)
Effect of actual variances from expected experience	(3)	15	2	(16)	(30)	6
Balance adjusted for variances from expectation	1,224	5,264	3,806	1,159	5,615	4,090
Issuances	76	5	—	171	8	—
Interest accrual	24	78	80	47	150	169
Benefits payments	(83)	(298)	(221)	(150)	(524)	(455)
Ending balance of original discount rate (including DPL of $105, nil and $523 in June 30, 2026, and $110, nil and $546 in December 31, 2025 for payout annuities, closed block life and closed block annuity, respectively)	1,241	5,049	3,665	1,227	5,249	3,804
End of period cumulative effect of changes in discount rate assumptions	(69)	(702)	(199)	(58)	(671)	(157)
Balance, end of period	$1,172	$4,347	$3,466	$1,169	$4,578	$3,647

Reserves for future policy benefits	1,172	3,410	3,466	1,169	3,580	3,647
Less: Reinsurance recoverable	136	1,927	4	128	2,012	4
Reserves for future policy benefits, after reinsurance recoverable	$1,036	$1,483	$3,462	$1,041	$1,568	$3,643

The following table presents the weighted average duration of the reserves for future policy benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity
June 30, 2026
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

	June 30, 2026		December 31, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future benefit payments	$1,581	$1,067	$1,547	$1,059
Expected future gross premiums	$—	$—	$—	$—
Closed Block Life
Expected future benefit payments	$6,580	$4,464	$6,875	$4,696
Expected future gross premiums	$3,620	$2,278	$3,810	$2,429
Closed Block Annuity
Expected future benefit payments	$4,438	$2,943	$4,618	$3,101
Expected future gross premiums	$—	$—	$—	$—

The following table presents the amount of revenue and interest related to non-participating traditional and limited-pay insurance contracts recognized in the Condensed Consolidated Income Statements (in millions):

	Gross Premiums		Interest Expense
	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Payout Annuities	$23	$67	$24	$47
Closed Block Life	134	295	58	115
Closed Block Annuity	2	(2)	80	169
Total	$159	$360	$162	$331

The following table presents the weighted average interest rate for the reserves for future policy benefits at the cohort level for the locked-in discount rate (interest accretion rate), and current discount rate, weighted by the cohort's benefit reserve amount:

	June 30, 2026	December 31, 2025
Payout Annuities
Interest accretion rate	4.35%	4.26%
Current discount rate	5.38%	5.10%
Closed Block Life
Interest accretion rate	3.08%	3.08%
Current discount rate	5.49%	5.31%
Closed Block Annuity
Interest accretion rate	4.40%	4.40%
Current discount rate	5.42%	5.16%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following table presents a roll-forward of Closed Block Life additional liabilities for annuitization, death and other insurance benefits (in millions):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance, beginning of period	$1,195	$1,184
Beginning of period cumulative effect of changes in shadow adjustments	14	23
Beginning balance excluding shadow	1,209	1,207
Effect of changes in cash flow assumptions	—	5
Effect of actual variances from expected experience	15	33
Interest accrual	29	58
Net assessments collected	(56)	(94)
Ending balance excluding shadow	1,197	1,209
End of period cumulative effect of changes in shadow adjustments	(42)	(14)
Balance, end of period	$1,155	$1,195

The following table presents the weighted average duration of Closed Block Life additional liabilities for annuitization, death and other insurance benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	June 30, 2026	December 31, 2025
Weighted average duration (years)	8.6	8.7

The following table presents assessments and interest expense of Closed Block Life additional liabilities for annuitization, death and other insurance benefits recognized in the Condensed Consolidated Income Statements (in millions):

	Assessments		Interest Expense
	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Additional liability for annuitization, death and other insurance benefits	$(56)	$(94)	$29	$58

The following table presents the weighted average current discount rate of Closed Block Life additional liabilities for annuitization, death and other insurance benefits, applied at the cohort level weighted by reserve benefit amount:

	June 30, 2026	December 31, 2025
Weighted average current discount rate	5.00%	5.00%

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

•FABN funding agreements: Jackson has established a funding agreement-backed note (“FABN”) program, pursuant to which a special purpose statutory business trust may issue medium-term notes and deposit the proceeds with Jackson pursuant to a funding agreement issued by Jackson to the trust. The JNL board approved during its May meeting a $15.0 billion Global Debt Issuance program under which capacity will renew as notes mature (which differs from the way we had previously administered the program, where capacity did not renew as notes matured). The carrying values of the FABN funding agreements at June 30, 2026 and December 31, 2025 totaled $7.6 billion and $8.0 billion, respectively.

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

•FABCP funding agreements: In the second quarter of 2025, Jackson established an FABCP funding agreement program, pursuant to which a special purpose limited liability company may issue commercial paper and deposit the proceeds with Jackson under funding agreements issued by Jackson to the limited liability company. The current maximum aggregate principal amount permitted to be outstanding at any one time under the program is $3.0 billion. As of June 30, 2026, the Company had $1.1 billion outstanding under the program.

•FHLB funding agreements: Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of funding agreements issued to, and short-term and long-term borrowings from, FHLBI. At June 30, 2026 and December 31, 2025, the Company held $87 million and $119 million of FHLBI capital stock, respectively, supporting $1.9 billion in FHLB funding agreements and short-term and long-term borrowings at both June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, the FHLB funding agreements and short-term and long-term borrowings were collateralized by mortgage-related securities and commercial mortgage loans with a carrying value of $2.9 billion and $2.8 billion, respectively.

The following table presents the liabilities for other contract holder funds (in millions):

	June 30, 2026	December 31, 2025
Variable Annuity	$6,065	$6,351
RILA	26,149	20,282
Fixed Annuity	9,221	9,494
Fixed Index Annuities	8,549	7,946
Payout Annuity	826	854
Closed Block Life	10,281	10,494
Closed Block Annuity	1,015	1,057
Institutional Products	11,018	11,021
Other Product Lines	161	164
Total other contract holder funds	$73,285	$67,663

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
The following table presents a roll-forward of other contract holder funds, gross of reinsurance (in millions):

				Fixed		Closed	Closed
	Variable		Fixed	Index	Payout	Block	Block
	Annuity	RILA	Annuity	Annuities	Annuity	Life	Annuity	Total
Balance as of January 1, 2026	$6,351	$20,282	$9,494	$7,946	$854	$10,494	$1,057	$56,478
Deposits	398	4,354	244	1,331	83	124	2	6,536
Surrenders, withdrawals and benefits	(1,141)	(366)	(626)	(760)	(125)	(398)	(63)	(3,479)
Net transfers from (to) separate accounts	402	—	—	—	—	—	—	402
Investment performance / change in value of equity option	—	1,830	—	57	—	—	—	1,887
Interest credited	78	47	177	82	14	313	19	730
Policy charges and other	(23)	2	(68)	(107)	—	(252)	—	(448)
Balance as of June 30, 2026	$6,065	$26,149	$9,221	$8,549	$826	$10,281	$1,015	$62,106

				Fixed		Closed	Closed
	Variable		Fixed	Index	Payout	Block	Block
	Annuity	RILA	Annuity	Annuities	Annuity	Life	Annuity	Total
Balance as of January 1, 2025	$7,206	$11,685	$9,615	$8,515	$844	$10,750	$1,149	$49,764
Deposits	855	6,926	1,085	816	220	272	3	10,177
Surrenders, withdrawals and benefits	(2,204)	(399)	(1,392)	(1,596)	(238)	(655)	(132)	(6,616)
Net transfers from (to) separate accounts	372	—	—	—	—	—	—	372
Investment performance / change in value of equity option	—	2,002	—	156	—	—	—	2,158
Interest credited	182	66	350	150	28	631	38	1,445
Policy charges and other	(60)	2	(164)	(95)	—	(504)	(1)	(822)
Balance as of December 31, 2025	$6,351	$20,282	$9,494	$7,946	$854	$10,494	$1,057	$56,478

The following table presents weighted average crediting rate, net amount at risk, and cash surrender value of contract holder account balances (dollars in millions):

				Fixed		Closed	Closed
	Variable		Fixed	Index	Payout	Block	Block
	Annuity	RILA	Annuity	Annuities	Annuity	Life	Annuity
June 30, 2026
Weighted-average crediting rate (1)	2.57%	0.36%	3.84%	1.92%	3.39%	6.09%	3.74%
Net amount at risk (2)	$—	$—	$—	$—	$—	$14,385	$—
Cash surrender value (3)	$5,980	$25,911	$9,000	$8,319	$—	$10,232	$1,015
December 31, 2025
Weighted-average crediting rate (1)	2.87%	0.33%	3.69%	1.89%	3.28%	6.01%	3.60%
Net amount at risk (2)	$—	$—	$—	$—	$—	$14,750	$—
Cash surrender value (3)	$6,330	$19,736	$9,277	$7,711	$—	$10,445	$1,057
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
At June 30, 2026 and December 31, 2025, excluding reinsurance business, approximately 91% and 93%, respectively, of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates. At June 30, 2026 and December 31, 2025, excluding reinsurance business, approximately 82% and 82%, respectively, of the Company’s closed block life account values correspond to crediting rates that are at the minimum guaranteed interest rates.

The following table presents contract holder account balances invested in fixed account funds by range of guaranteed minimum crediting rates and the related range of the difference between rates being credited to other contract holder funds and the respective guaranteed minimums (in millions):

	June 30, 2026
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	4,070	—	151	—	4,221
Greater than 2.50%	1,844	—	—	—	1,844
Total	$5,914	$—	$151	$—	$6,065

RILA
0.00%-1.50%	$5	$—	$3	$2	$10
1.51%-2.50%	—	—	37	—	37
Greater than 2.50%	127	119	—	—	246
Total	$132	$119	$40	$2	$293

Fixed Annuities
0.00%-1.50%	$28	$21	$10	$1	$60
1.51%-2.50%	24	1	36	9	70
Greater than 2.50%	3,167	31	—	283	3,481
Total	$3,219	$53	$46	$293	$3,611

Fixed Index Annuities
0.00%-1.50%	$3	$11	$2	$26	$42
1.51%-2.50%	—	44	—	24	68
Greater than 2.50%	33	15	67	44	159
Total	$36	$70	$69	$94	$269

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	10	—	—	11
Greater than 2.50%	5,129	377	702	5	6,213
Total	$5,130	$387	$702	$5	$6,224

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	11	12
Greater than 2.50%	833	17	23	—	873
Total	$833	$17	$24	$11	$885

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

	December 31, 2025
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	137	—	—	—	137
Greater than 2.50%	6,113	101	—	—	6,214
Total	$6,250	$101	$—	$—	$6,351

RILA
0.00%-1.50%	$5	$—	$3	$3	$11
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	136	93	—	—	229
Total	$141	$93	$3	$3	$240

Fixed Annuities
0.00%-1.50%	$25	$37	$12	$28	$102
1.51%-2.50%	16	1	1	—	18
Greater than 2.50%	3,001	33	—	278	3,312
Total	$3,042	$71	$13	$306	$3,432

Fixed Index Annuities
0.00%-1.50%	$3	$11	$2	$28	$44
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	36	—	86	53	175
Total	$39	$11	$88	$81	$219

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	10	—	—	11
Greater than 2.50%	5,251	388	720	5	6,364
Total	$5,252	$398	$720	$5	$6,375

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	11	12
Greater than 2.50%	872	18	24	—	914
Total	$872	$18	$25	$11	$926

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

The separate account assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. At June 30, 2026 and December 31, 2025, the assets and liabilities associated with variable life and annuity contracts were $245 billion and $236 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company.

Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Condensed Consolidated Income Statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

The following table presents the roll-forward of the separate account balance for variable annuities (in millions):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance as of beginning of period	$236,406	$228,851
Deposits (1)	4,849	9,998
Surrenders, withdrawals and benefits (1)	(14,003)	(27,633)
Net transfer from (to) general account	(402)	(372)
Investment performance	19,759	28,278
Policy charges and other	(1,320)	(2,716)
Balance as of end of period, gross	$245,289	$236,406

Cash surrender value (2)	$240,566	$231,711
(1) Excludes certain internal exchanges.
(2) Cash surrender value represents the amount of the contract holder’s account balances distributable at the balance sheet date less applicable surrender charges.

The following table presents the reconciliation of the separate account balance in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2026	December 31, 2025
Variable Annuities	$245,289	$236,406
Other Product Lines	98	90
Total	$245,387	$236,496

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities
The following table presents aggregate fair value of assets, by major investment asset category, supporting separate accounts (in millions):

	June 30, 2026	December 31, 2025
Variable Annuities By Fund Type
Equity	$178,869	$171,046
Bond	19,475	19,711
Balanced	44,525	43,317
Money Market	2,420	2,332
Total Variable Annuities	245,289	236,406
Other Product Lines	98	90
Total Separate Accounts	$245,387	$236,496

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

The following table presents the reconciliation of the market risk benefits balance in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2026			December 31, 2025
	Variable	Other		Variable	Other
	Annuities	Product Lines	Total	Annuities	Product Lines	Total
Market risk benefit - (assets)	$(8,043)	$(3)	$(8,046)	$(7,863)	$(4)	$(7,867)
Market risk benefit - liabilities	3,124	244	3,368	3,598	156	3,754
Market risk benefit - net (asset) liability	$(4,919)	$241	$(4,678)	$(4,265)	$152	$(4,113)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12.    Market Risk Benefits
The following table presents the roll-forward of the net MRB (assets) liabilities for variable annuities (dollars in millions):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Net MRB balance, beginning of period	$(4,265)	$(5,176)
Beginning of period cumulative effect of changes in non-performance risk	(17)	314
Net MRB balance, beginning of period, before effect of changes in non-performance risk	(4,282)	(4,862)
Effect of changes in interest rates	(474)	(72)
Effect of fund performance	(1,813)	(3,518)
Effect of changes in equity index volatility	281	509
Effect of expected policyholder behavior	420	758
Effect of actual policyholder behavior different from expected	225	572
Effect of time	963	1,957
Effect of changes in assumptions	4	374
Net MRB balance, end of period, before effect of changes in non-performance risk	(4,676)	(4,282)
End of period cumulative effect of changes in non-performance risk	(243)	17
Net MRB balance, end of period, gross	(4,919)	(4,265)

Reinsurance recoverable on market risk benefits at fair value, end of period	(29)	(41)
Net MRB balance, end of period, net of reinsurance	(4,948)	(4,306)

Weighted average attained age (years) (1)	71	70
Net amount at risk (2)	$4,990	$5,471
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

The aggregate carrying value of debt was as follows (in millions):

	June 30,	December 31,
	2026	2025
Debt
5.170% Senior Notes due 2027	$399	$399
3.125% Senior Notes due 2031	497	496
5.670% Senior Notes due 2032	348	348
6.150% Senior Notes due 2037	742	—
4.000% Senior Notes due 2051	490	490
Surplus notes due 2027	250	250
FHLBI bank loans due 2034 & 2035	43	47
Total debt	$2,769	$2,030

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13.    Debt
The following table presents the contractual maturities of the Company's debt as of June 30, 2026 (in millions):

	Calendar Year
	2027	2028	2029	2030	2031 and thereafter	Total
Debt	$649	$—	$—	$—	$2,120	$2,769

Senior Notes

On June 15, 2026, JFI issued $750 million aggregate principal amount of 6.150% Senior Notes due January 15, 2037 (the “2037 Notes”). The 2037 Notes are unsecured. The net proceeds of the 2037 Notes are expected to be used for general corporate purposes, which may include, among other things, repaying or redeeming at or before maturity, JFI's $400 million aggregate principal amount 5.170% Senior Notes due June 8, 2027 and/or, at maturity, Jackson National Life’s $250 million surplus notes due March 15, 2027.

Facility Agreement for Senior Notes Issuance

In March 2026, JFI entered into:
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

Each facility agreement provides the Company with the right to issue and sell to the applicable trust from time to time the Company’s unsecured senior notes, consisting of up to $500 million of 6.311% senior notes due February 15, 2036 (the "2036 Senior Notes"), in case of the 10-year facility agreement, and up to $400 million of 7.280% senior notes due February 15, 2056 (the "2056 Senior Notes"), in case of the 30-year facility agreement, in exchange for a corresponding amount of the U.S. Treasury securities held by the applicable trust. The U.S. Treasury securities held by a trust are pledged to the Company as collateral securing that trust’s performance under its facility agreement. The Company may direct a trust to grant the right to exercise the issuance right with respect to all or a designated amount of the applicable senior notes to one or more assignees (who are our consolidated subsidiaries or persons to whom we have an obligation). The issuance right under a facility agreement will be exercised automatically in full upon the Company’s failure to make certain payments to the applicable trust or upon certain bankruptcy events involving the Company. The Company is also required to exercise this issuance right if its consolidated shareholders’ equity, calculated in accordance with U.S. GAAP but excluding accumulated other comprehensive income and equity of non-controlling interests, falls below $2.8 billion, subject to adjustment from time to time in certain cases, and upon certain other events described in the applicable facility agreement.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13.    Debt

At June 30, 2026, the Company had not issued any senior notes under either facility agreement. The Company incurred $8 million of origination costs, which were capitalized and reported in other assets and will be amortized over the terms of the respective facility agreements.

Revolving Credit Facility

On June 30, 2026, JFI entered into $1.25 billion revolving credit facility with a syndicate of banks and Wells Fargo Bank, National Association, as Administrative Agent (the "2026 Revolving Credit Facility"). The 2026 Revolving Credit Facility replaced a prior $1.0 billion revolving credit facility that was scheduled to terminate in February 2028.

The 2026 Revolving Credit Facility provides for borrowings for working capital and other general corporate purposes, with a sub-limit of $500 million available for letters of credit. The 2026 Revolving Credit Facility further provides the Company the options for the ability to request, subject to customary terms and conditions, an increase in commitments thereunder by up to an additional $500 million and an extension of the term of the commitments by up to two years.

The 2026 Revolving Credit Facility contains financial maintenance covenants, including a minimum adjusted consolidated net worth (the total equity, determined in accordance with GAAP, of JFI and its Consolidated Subsidiaries shown on the consolidated balance sheets) test of no less than 65% of our adjusted consolidated net worth as of March 31, 2026, plus 50% of the aggregate amount of any increase in adjusted consolidated net worth resulting from equity issuances by the Company and its consolidated subsidiaries after March 31, 2026, and a maximum consolidated indebtedness to total capitalization ratio test not to exceed 35%. Commitments under the 2026 Revolving Credit Facility terminate on June 30, 2031, unless extended.

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

14. Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. No advances were outstanding at June 30, 2026 and December 31, 2025. Interest expense on such advances was nil and $1 million for the three months ended June 30, 2026 and 2025, respectively, and nil and $6 million for the six months ended June 30, 2026 and 2025, respectively. See Note 10 - Other Contract Holder Funds of these Notes to Condensed Consolidated Financial Statements for the carrying value of securities pledged as collateral for our FHLB obligations.

15.     Income Taxes

The Company uses the estimated annual effective tax rate (“ETR”) method in computing the interim tax provision. Certain items, including those deemed unusual, infrequent, or that cannot be reliably estimated, are treated as discrete items and excluded from the estimated annual ETR. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual ETR, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions, which are recorded in the period in which the change occurs. The estimated annual ETR is revised, as necessary, at the end of successive interim reporting periods.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15.     Income Taxes
The Company's effective income tax rate was 0.8% and 9.8% for the three and six months ended June 30, 2026 compared with 1.8% and 2.9% for the same period in 2025, respectively. The ETR, excluding significant, unusual or infrequently occurring items, differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of foreign tax credits. The change in the ETR for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was due to the relationship of taxable income to consolidated pre-tax income (loss). The ETR differs for the six months ended June 30, 2026 from the full year-ended December 31, 2025 ETR of 117% due to the relationship of taxable income to consolidated pre-tax income (loss), valuation allowance, the variance of the impact of tax adjustments related to prior year returns and the benefit of IRS refund interest on carryback claims and amended returns both recognized in 2025.

The determination of the estimated 2026 CAMT liability considered carryover impacts from prior tax years and consideration of the applicability of the proposed regulations and additional guidance issued by the Internal Revenue Service. The U.S. Treasury Department is expected to issue additional guidance in 2026 or later which may materially change the estimated provision of the CAMT.

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

For the six months ended June 30, 2026, changes in market conditions and interest rates impacted the unrealized tax gains and losses in the available-for-sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses for the life insurance group. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery, our capital loss carryback capacity, along with reversing capital deferred tax liabilities.

As of June 30, 2026, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses and the charitable contributions carryover that are not more likely than not to be realized. For the three and six months ended June 30, 2026, the Company recorded a decrease of $20 million and increase of $107 million, respectively, to the valuation allowance associated with the unrealized tax losses in the Company’s available-for-sale securities portfolio and for the charitable contributions carryover. The $20 million decrease for the three months ended June 30, 2026 to the valuation allowance consists of $22 million tax benefit recorded to other comprehensive income and $2 million tax expense recorded in the income tax expense. The $107 million increase for the six months ended June 30, 2026 to the valuation allowance consists of $105 million tax expense recorded to other comprehensive income and $2 million tax expense record in the income tax expense.

At June 30, 2026 and December 31, 2025, the Company has recorded a total valuation allowance for $593 million and $486 million, respectively, associated with the unrealized tax losses in the Life Companies' available-for-sale securities portfolio and the charitable contributions carryover where it is not more likely than not that the full tax benefit of the losses will be realized.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 16. Commitments and Contingencies

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

At June 30, 2026, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $846 million. At June 30, 2026, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $1,986 million.

17. Operating Costs and Other Expenses

The following table summarizes the Company’s operating costs and other expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Asset-based commission expenses	$298	$273	$593	$557
Other commission expenses	353	243	675	458
Sub-advisor expenses	73	76	147	154
General and administrative expenses (1)	265	274	564	533
Deferral of acquisition costs	(302)	(185)	(557)	(344)
Total operating costs and other expenses	$687	$681	$1,422	$1,358
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

18. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in the balance of accumulated other comprehensive income ("AOCI"), net of income tax, related to unrealized investment gains (losses) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period (1)	$(2,728)	$(2,719)	$(2,470)	$(3,522)

Change in unrealized gains (losses) of investments	151	351	(424)	992
Change in current discount rate - reserve for future policy benefits(2)	(14)	(31)	59	(106)
Change in non-performance risk on market risk benefits	(63)	(267)	270	60
Change in unrealized gains (losses) - other	24	(2)	31	(6)
Change in deferred tax asset	(1)	55	(91)	(38)
Other comprehensive income (loss) before reclassifications	97	106	(155)	902
Reclassifications from AOCI, net of tax	6	(10)	—	(3)
Other comprehensive income (loss)	103	96	(155)	899
Balance, end of period (1)	$(2,625)	$(2,623)	$(2,625)	$(2,623)
(1)Includes $(1,238) million and $(1,269) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of June 30, 2026 and December 31, 2025, respectively.
(2)Represents the impact of changes in the discount rate used in the remeasurement of our direct reserves for future policy benefits and claims payable, net of the remeasurement of ceded reserves for future policy benefits and claims payable.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Accumulated Other Comprehensive Income (Loss)
The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statements

	Three Months Ended June 30,
	2026	2025
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$13	$21	Net gains (losses) on derivatives and investments
Other impaired securities	(7)	(33)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	6	(12)
Income tax expense (benefit)	—	(2)
Reclassifications, net of income taxes	$6	$(10)

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statements

	Six Months Ended June 30,
	2026	2025
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$31	$45	Net gains (losses) on derivatives and investments
Other impaired securities	(31)	(48)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss), before income taxes	—	(3)
Income tax expense (benefit)	—	—
Reclassifications, net of income taxes	$—	$(3)

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

The following table presents the declaration date, record date, payment date and dividends paid per preferred share of, and per depositary share representing, the Series A Preferred Stock:

				Dividends Paid
	Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
Quarter Ended
03/31/2026	February 16, 2026	March 16, 2026	March 30, 2026	$500	$0.50
06/30/2026	May 1, 2026	June 11, 2026	June 30, 2026	$500	$0.50

Quarter Ended
03/31/2025	February 17, 2025	March 11, 2025	March 31, 2025	$500	$0.50
06/30/2025	May 2, 2025	June 12, 2025	June 30, 2025	$500	$0.50

Common Stock

At June 30, 2026 and December 31, 2025, the Company was authorized to issue up to 1 billion shares of common stock with a par value of $0.01 per share.

Shares Issued to TPG

In February 2026, Jackson Financial and TPG Inc. ("TPG") completed the transaction announced in January 2026, resulting in TPG acquiring 4,715,554 shares of Jackson Financial common stock for $500 million. As a result, Jackson Financial re-issued treasury shares having an aggregate cost of $178 million and recognized a corresponding gain on re-issuance of treasury shares of $322 million, which was recorded to additional paid-in capital. The cost of re-issued shares is determined on a first-in, first-out basis. See Note 25 - Subsequent Events of the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report for further discussion on this transaction.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
Share Repurchase Program

On September 18, 2025, our Board of Directors authorized an increase of $1 billion in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of July 27, 2026, the Company had remaining authorization to apply up to $526 million to the purchase of its common shares.

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

Through June 30, 2026, we have incurred $10 million of excise tax in connection with share repurchases that exceeded stock issuances. The excise tax incurred was recognized as part of the cost basis of the treasury stock acquired and not reported as income tax expense.

The following table represents share repurchase activities as part of our share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2025 (January 1- March 31)	1,966,909	$172	$87.69
2025 (April 1- June 30)	1,920,154	158	82.06
2025 (July 1- September 30)	1,636,094	154	94.32
2025 (October 1- December 31)	1,507,378	150	99.66
Total 2025	7,030,535	$634	$90.26
2026 (January 1- March 31)	1,714,620	192	111.87
2026 (April 1- June 30)	2,086,601	227	108.67
2026 (July 1- July 27)	486,601	57	117.11
Total 2026	4,287,822	$476	$110.91

The following table presents changes in the number of shares of common stock outstanding:

	Common Stock Issued	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2025	94,488,315	(27,662,683)		66,825,632
Share-based compensation programs	—	445,321	(1)	445,321
Shares repurchased under repurchase program	—	(3,801,221)		(3,801,221)
Common stock issued to TPG	—	4,715,554		4,715,554
Shares at June 30, 2026	94,488,315	(26,303,029)		68,185,286
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
The following table presents declaration date, record date, payment date and dividends paid per share of JFI’s common stock:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
Quarter Ended
03/31/2026	February 16, 2026	March 16, 2026	March 26, 2026	$0.90
06/30/2026	May 1, 2026	June 11, 2026	June 25, 2026	$0.90
Quarter Ended
03/31/2025	February 17, 2025	March 11, 2025	March 20, 2025	$0.80
06/30/2025	May 2, 2025	June 12, 2025	June 26, 2025	$0.80

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

The following table sets forth the calculation of earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$655	$179	$231	$155
Less: Preferred stock dividends	11	11	22	22
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$644	$168	$209	$133

Weighted average shares of common stock outstanding - basic	70,164,533	71,825,321	69,955,919	72,643,141
Dilutive common shares	127,487	112,831	222,467	180,298
Weighted average shares of common stock outstanding - diluted	70,292,020	71,938,152	70,178,386	72,823,439

Earnings per share—common stock
Basic	$9.18	$2.34	$2.99	$1.83
Diluted	$9.16	$2.34	$2.98	$1.83

21.    Subsequent Events

The Company has evaluated subsequent events through the date these Condensed Consolidated Financial Statements were issued.

Dividends Declared to Shareholders

On July 31, 2026, our Board of Directors approved a cash dividend on JFI's common stock of $0.90 per share for the third quarter 2026, payable on September 24, 2026, to common shareholders of record on September 15, 2026. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on September 30, 2026, to depositary shareholders of record at the close of business on September 15, 2026.

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

We routinely use the investor relations page of our website, investors.jackson.com, as a primary channel for dissemination of important information, including news releases, analyst presentations, financial information, insider beneficial owner reports, and corporate governance information. We may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts. We and certain of our senior executives may also use social media channels to communicate with our investors and the public about our Company and other matters, and those communications could be deemed to be material information. None of the content of Jackson’s website, jackson.com, the content of our social media channels or the content of our executives’ social media channels is incorporated by reference into this report or in any other report or document filed with the SEC, and any references to Jackson’s website are intended to be inactive textual references only.

Principal Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

we, us, our and the Company	Jackson Financial Inc. and its consolidated subsidiaries, unless the context refers only to Jackson Financial Inc. as a corporate entity (which we refer to as "JFI" or "Jackson Financial")
Jackson	Jackson National Life Insurance Company, ("Jackson National Life") our primary operating subsidiary and its insurance subsidiaries (collectively "Jackson") (which we refer to as "Jackson National Life" or "Jackson")
Brooke Life	Brooke Life Insurance Company, our subsidiary and the direct parent company of Jackson and Brooke Re
Brooke Re	Brooke Life Reinsurance Company, a direct subsidiary of Brooke Life, and a Michigan-based captive reinsurer
Hickory Re	Hickory Brooke Reinsurance Company, a direct subsidiary of Brooke Re, and a Michigan-based captive reinsurer
Jackson Finance	Jackson Finance LLC, our subsidiary
JNAM	Jackson National Asset Management LLC, a direct subsidiary of Jackson National Life
PPMH	PPM Holdings, Inc., our subsidiary
PPM	PPM America, Inc., a subsidiary of PPMH
ACL	Allowance for credit loss
Account value ("AV") or account balance	The amount of money in a customer’s account. For example, the account value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Athene	Athene Life Re Ltd. and its affiliates, including Athene Co-Invest Reinsurance Affiliate 1A Ltd.
Athene Reinsurance Transaction	The funds withheld coinsurance agreement with Athene, entered on June 18, 2020, and effective June 1, 2020, to reinsure a 100% quota share of a block of our in-force fixed and fixed index annuity liabilities in exchange for approximately $1.2 billion in ceding commissions
AUM ("Assets under management")	Investment assets that are managed by our subsidiaries and include: (i) assets managed by PPM, including our investment portfolio (but excluding assets held in funds withheld accounts for reinsurance transactions), (ii) third-party assets, and (iii) the separate account assets of our retail annuities managed and administered by JNAM

Item 2 | Management’s Discussion and Analysis | Available Information & Principal Definitions

Benefit base	A notional amount (not actual cash value) used to calculate guaranteed benefits within an owner's annuity contract and fees due in respect of those guaranteed benefits. The death benefit and living benefit within the same contract may have different benefit bases.
CMBS	Commercial mortgage-backed securities
DAC ("Deferred acquisition costs")	Represent the incremental costs related directly to the successful acquisition of new, and certain renewal, insurance policies and annuity contracts. The recognition of these costs has been deferred, and the deferred amounts are shown on the balance sheet as an asset, which is amortized over the estimated lives of those policies and contracts.
Deferred tax asset or Deferred tax liability	Asset or liability that is recorded for the difference between financial reporting, or book basis, and the tax basis of an asset or a liability
Fixed Annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, after which rates may be reset.
Fixed Index Annuity ("FIA")	An annuity with an ability to share in the upside from certain financial markets, such as equity indices, and provides downside protection
General account assets	The assets held in the general accounts of our insurance companies
GIC	Guaranteed investment contract
Guarantee Fees	Fees charged on our annuity contracts for optional benefit guarantees
GMAB ("Guaranteed minimum accumulation benefit")	An add-on benefit (enhanced benefits available for an additional cost) that entitles an owner to a minimum payment, typically in a lump-sum, after a set period of time, referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying account value.
GMDB ("Guaranteed minimum death benefit")	An add-on benefit (enhanced benefits available for an additional cost) that guarantees an owner’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying account value, upon the death of the owner
GMIB ("Guaranteed minimum income benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the payment stream resulting from current annuitization of the underlying account value
GMWB ("Guaranteed minimum withdrawal benefit")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the owner could be greater than the underlying account value
GMWB for Life ("Guaranteed minimum withdrawal benefit for life")	An add-on benefit (available for an additional cost) where an owner is entitled to withdraw the guaranteed annual withdrawal amount each year for the duration of the policyholder’s life, regardless of account performance
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
Net flows	Net flows represent the net change in customer account balances during a period, after reflecting gross premium inflows and surrender, withdrawal and benefit payment outflows. Net flows do not include investment performance, interest credited to customer accounts and policy charges.
RBC ("Risk-based capital")	Statutory minimum level of capital that is required by regulators for an insurer to support its operations
RBC ratio	The ratio of statutory total adjusted capital to company action level required capital. A formal calculation is made annually during the fourth quarter of each year. In other periods, the ratio is estimated.
RILA	A registered index-linked annuity, which offers market index-linked investment options, subject to a cap, and a variety of guarantees designed to modify or limit losses
RMBS	Residential mortgage-backed securities
Variable annuity	An annuity that offers tax-deferred investment into a range of asset classes and a variable return, which offers insurance features related to potential future income payments
VIE	Variable interest entity

Item 2 | Management’s Discussion and Analysis | Overview & Executive Summary

Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations

Jackson Financial Inc. (“Jackson Financial” or “JFI”), along with its subsidiaries (collectively, the “Company,” which also may be referred to as “we,” “our” or “us”), is a financial services company. Jackson Financial became an independent public company on September 13, 2021. Jackson National Life Insurance Company ("Jackson") is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index, fixed and variable annuities), and various protection products, primarily whole life, universal life, variable universal life and term life insurance products, in all 50 states and the District of Columbia.

We help Americans in the United States ("U.S.") grow and protect their retirement savings and income to secure their financial future. We believe that we are uniquely positioned in our markets because of our differentiated products, well-known brand and disciplined risk management. Our market position is supported by our efficient and scalable operating platform and industry-leading distribution network. We believe these core strengths will enable us to grow profitably as an aging U.S. population transitions into retirement.

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

Item 2 | Management’s Discussion and Analysis | Executive Summary

The table below presents selected financial and operating measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except for percentages)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$644	$168	$209	$133
Adjusted Operating Earnings (1)	513	350	874	726
Amount of common shares repurchased under share repurchase program	227	158	419	330
Dividends on common shares	63	58	128	117
Jackson Financial Inc. (Parent Company Only) Net cash provided by (used in) operating activities	(27)	(24)	(8)	5
Free cash flow (1)	287	290	575	503
Return on Equity ("ROE") Attributable to Common Shareholders	28.0%	6.9%	4.5%	2.8%
Adjusted Operating ROE Attributable to Common Shareholders on average equity (1)	19.4%	12.7%	16.5%	13.1%

(1) Non-GAAP financial measure. See "Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

Recent Events of Note

•Capital Returned to Common Shareholders: Since January 1, 2026 through June 30, 2026, we have returned $547 million to our common shareholders consisting of $128 million in dividends and $419 million in common share repurchases. Our capital return target for common shareholders for 2026 is $900 million - $1.1 billion. Our share repurchases, net of issuances for our share-based compensation, were 3,355,900 shares during the six months ended June 30, 2026. Additionally, during the first quarter of 2026, we re-issued 4,715,554 treasury shares to TPG Inc. Our outstanding shares of common stock were 68,185,286 at June 30, 2026 and 66,825,632 at December 31, 2025. See Note 19 of the Notes to Condensed Consolidated Financial Statements for further information on our share repurchases.

•Free Capital Generation and Free Cash Flow:
◦Our free capital generation during the six months ended June 30, 2026 was $575 million. Free capital generation represents Jackson’s aggregate statutory basis after-tax income from operations, realized gains (losses), unrealized gains (losses), and other surplus adjustments, adjusted for the change in estimated company action level required capital ("CAL") for Jackson calibrated to a 425% risk-based capital ("RBC") ratio. We expect free capital generation in 2026 to be at or above $1.2 billion, assuming 5% equity market total return and interest rates following the December 31, 2025 forward curve. As explained below under “Liquidity and Capital Resources – Distributions and Dividends,” the payment of dividends or distributions from our capital generation is limited by applicable laws and regulations.
◦The free cash flow at Jackson Financial (Parent Company only) during the three and six months ended June 30, 2026 was $287 million and $575 million compared to $290 million and $503 million during the three and six months ended June 30, 2025. Free cash flow is a non-GAAP financial measure calculated as the difference between cash received by Jackson Financial from its subsidiaries less holding company expenses and other, net. See “Non-GAAP Financial Measures” below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

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

Upon the transaction closing in February 2026, subsidiaries and affiliates of Jackson Financial and TPG entered into non-exclusive investment management arrangements having 10-year initial terms with automatic one-year renewals through year 15, subject to various termination provisions, with TPG providing Investment Grade Asset Based Finance and Direct Lending investment capabilities to complement the asset management capabilities of PPM America, Inc. ("PPM"), a Jackson Financial subsidiary. The partnership is expected to strengthen investment capabilities within Jackson’s general account with a focus on maintaining a well-diversified investment strategy that appropriately balances risk and returns to support annuity product sales in various market environments. PPM will continue to manage the majority of Jackson’s general account and both Jackson and PPM will retain oversight of Jackson’s investment portfolio. The combination of PPM and TPG’s complementary investment capabilities is expected to enhance Jackson’s profitability and competitive position.

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

Item 2 | Management’s Discussion and Analysis | Executive Summary
Hickory Re, a Michigan captive insurer, was capitalized in December 2025 with a $150 million capital contribution consisting of excess cash from Jackson Financial. The $500 million received by Jackson Financial from TPG was used to make a further capital contribution to Hickory Re. Hickory Re has been established to serve as a capital-efficient way to accelerate further sales growth of Jackson’s fixed and fixed index annuity products as we grow our spread-based business. For regulatory reporting purposes, Hickory Re measures the liabilities for assumed contracts using a modified U.S. GAAP methodology that is intended to increase alignment between assets and liabilities in response to changes in economic factors.

The combination of these transactions is expected to increase Jackson’s future profitability, general account asset growth and capital generation, supporting growth in free cash flows and capital return to common shareholders.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Sales
Variable annuities (1)	$2,734	$2,525	$5,247	$5,187
RILA	2,344	1,385	4,354	2,580
Fixed Index Annuities	654	39	1,331	74
Fixed Annuities	158	431	237	570
Total Retail Annuity Sales	5,890	4,380	11,169	8,411

Total Institutional Product Sales	1,401	930	1,511	2,529

Total Sales	$7,291	$5,310	$12,680	$10,940
(1) Excludes certain internal exchanges.

Higher retail annuity sales for the three and six months ended June 30, 2026, were primarily due to increased RILA and fixed index annuity sales. In addition, sales of our institutional products were higher for the three months ended June 30, 2026, but lower for the six months ended June 30, 2026, reflecting our opportunistic approach to this business, which depends on both the risk-adjusted return on investment opportunities available and the prevailing cost of funding required by purchasers.

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

	June 30, 2026	December 31, 2025
	(in millions)
Account Value
GMWB For Life	$179,314	$174,293
GMWB	6,233	6,080
GMIB	1,122	1,138
GMAB	570	366
No Living Benefits	64,115	60,880
Total Variable Annuity Account Value	251,354	242,757

RILA	26,149	20,282

Fixed Annuity (1)	3,611	3,432
Fixed Index Annuity (1)	2,735	1,517
Total Fixed & Fixed Index Annuity Account Value (1)	6,346	4,949

Payout Annuity(1)	571	595

Total Retail Annuities Account Value (1)	$284,420	$268,583

Total Institutional Products Account Value	$11,018	$11,021

Total Closed Life and Annuity Blocks Account Value (1)	$7,167	$7,357

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net Flows:
Variable Annuity	$(4,939)	$(3,887)	$(9,897)	$(8,669)
RILA	2,142	1,314	3,988	2,444
Fixed Annuity (1)	123	386	135	494
Fixed Index Annuity (1)	620	29	1,263	54
Payout Annuity (1)	(16)	5	(34)	—
Total Retail Annuities Net Flows (1)	(2,070)	(2,153)	(4,545)	(5,677)
Net flows ceded	(641)	(724)	(1,217)	(1,532)
Total Retail Annuities Net Flows, gross of reinsurance	(2,711)	(2,877)	(5,762)	(7,209)

Total Institutional Products Net Flows	(13)	437	(635)	1,173
Total Closed Life and Annuity Blocks Net Flows (1)	(73)	(71)	(156)	(140)
Total Net Flows	$(2,797)	$(2,511)	$(6,553)	$(6,176)

(1) Net of reinsurance.

Net flows, net of reinsurance, decreased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, driven by higher variable annuity surrenders and withdrawals and higher institutional product maturities, partially offset by increased RILA and fixed index annuity sales. Elevated variable annuity surrenders and withdrawals were driven by mature policies from higher sales years coming out of their surrender charge period, along with higher surrenders as guaranteed benefits are less in the money during times of strong equity market performance. The more recent environment of higher interest rates and attractive annuity alternatives, such as RILA, combined with Jackson’s seasoned “out-of-the-money” book heightens exchange activity for us and the industry.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Benefit Base

Benefit base refers to a notional amount representing the value of a customer’s guaranteed benefit and, therefore, may be a different value from the invested assets in that customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$64,115	N/A	$60,880	N/A
By Guaranteed Living Benefits:
GMWB for Life	179,314	174,212	174,293	174,976
GMWB	6,233	4,708	6,080	4,768
GMIB (1)	1,122	1,301	1,138	1,396
GMAB	570	515	366	343
Total	$251,354	$180,736	$242,757	$181,483

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$34,371	N/A	$32,326	N/A
Return of Premium	191,255	127,398	185,237	128,793
Highest Anniversary Value ("HAV")	13,443	12,263	13,157	12,367
Rollup	3,093	3,626	3,095	3,774
Combination HAV/Rollup	9,192	9,238	8,942	9,308
Total	$251,354	$152,525	$242,757	$154,242

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

	June 30,	December 31,
	2026	2025
	(in millions)
Jackson Invested Assets	$64,452	$58,440
Third Party Invested Assets (including CLOs)	36,615	35,294
Total PPM AUM	101,067	93,734
Total JNAM AUM	266,867	257,325
Total AUM	$367,934	$351,059

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

The interest rate environment has affected, and will continue to affect, our business and financial performance for the following reasons:

•Hedge Effectiveness in Face of Volatility: Our hedges could be less effective in periods of large directional interest rate movements, or we could experience more frequent or more costly rebalancing in periods of high interest rate volatility. This could lead to adverse performance versus our hedge targets and increased hedging costs.

•Adverse Reactions to Pricing Changes: Pricing actions we take in response to decreasing interest rates may reduce the attractiveness of crediting rates, guaranteed benefits, and other product features. This in turn may lead to reduced sales volumes.

•Impact of Low Interest Rates: Low interest rate environments could also subject us to increased hedging costs or an increase in the amount of regulatory reserves that our insurance subsidiaries are required to hold for optional guaranteed benefits, decreasing regulatory surplus, which would adversely affect our insurance subsidiaries' ability to pay dividends. In addition, low interest rates could also increase the perceived value of optional guaranteed benefit features to our customers, which in turn could lead to a higher utilization of withdrawal or annuitization features of annuity policies and higher persistency of those products over time.

•Minimum Interest Crediting Rates: Some of our annuities have guaranteed minimum interest crediting rates (“GMICRs”) that limit our ability to reduce crediting rates. If earnings on our investment portfolio decline, those GMICRs may result in net investment spread compression that negatively impacts earnings. Many of our annuities have GMICRs that reset at contractually specified times after issue, subject to a contractually specified minimum. In a rising interest rate environment, these GMICRs can increase over time. Conversely, in a falling interest rate environment, the interest crediting rate will eventually decrease; however, there may be a lag between interest rate movements and the GMICR reset, temporarily limiting our ability to lower crediting rates. When policies have comparatively high GMICRs, in a subsequent low interest rate environment more customers are expected to hold on to their policies, which may result in lower lapses than previously expected.

•Investment Activity: The level of interest rates and the shape of the yield curve impact investment-related activity, including investment income returns, net investment spread results, new money rates, mortgage loan prepayments, and bond redemptions.

•Impact of Rising Interest Rates:

•Disintermediation Risk: Interest rate increases also expose us to disintermediation risk, where higher rates make currently sold fixed annuity products more attractive while simultaneously reducing the market value of assets backing our liabilities. This creates an incentive for our customers to lapse their products in an environment where selling assets causes us to realize losses.

•Decreased Bond Fund Valuations: Additionally, rising interest rates decrease the value of bond funds held by variable annuity clients. This in turn decreases the volume of fees we collect based on the account value and increases the value of any guaranteed benefits.

•Increased Cash Surrender Values: Increasing interest rates also increase the cash surrender values of some of our RILAs. This increases the amount of regulatory reserves that our insurance subsidiaries are required to hold, decreasing regulatory surplus, which could adversely affect our insurance subsidiaries' ability to pay dividends.

Item 2 | Management’s Discussion and Analysis | Macroeconomic, Industry and Regulatory Trends
Credit Market Environment

Conditions in fixed income markets impact our financial performance:

•Impact of Widening/Tightening Credit Spreads: As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation is generally reflected in our accumulated other comprehensive income ("AOCI"). The revaluation will impact net income in the cases of realized gains or losses from the sale of securities, changes in fair value of trading securities or securities carried at fair value under the fair value election, or potential changes in the allowance for credit loss ("ACL"). In addition, if credit conditions deteriorate due to a recession or other negative credit events in capital markets, we could experience an increase in defaults and other-than-temporary-impairments (“OTTI”).

Additionally, widening credit spreads decrease the value of bond funds held by variable annuity clients. This in turn decreases the volume of fees we collect based on the account value and increases the value of any guaranteed benefits.

•Impact on Regulatory Capital: OTTI in our underlying investments would reduce our insurance company subsidiaries' regulatory capital. Also, shifts in the credit quality or credit rating downgrades of our investments as a result of stressed credit conditions may impact the level of regulatory required capital for our insurance company subsidiaries. As such, significant credit rating downgrades along with elevated defaults and OTTI losses would negatively impact our RBC ratio, which could impact available dividends from our insurance subsidiaries.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss) attributable to Jackson Financial Inc common shareholders	$644	$168	$209	$133
Add: dividends on preferred stock	11	11	22	22
Add: income tax expense (benefit)	5	4	25	5
Pretax income (loss) attributable to Jackson Financial Inc	660	183	256	160
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(714)	(764)	(1,485)	(1,532)
Net gains (losses) on hedging instruments	(176)	1,840	284	829
Market risk benefits (gains) losses, net	(2,053)	(2,203)	(383)	43
Net reserve and embedded derivative movements	2,671	1,066	1,964	733
Total net hedging results	(272)	(61)	380	73
Amortization of DAC associated with non-operating items at date of transition to LDTI	118	127	239	255
Net realized investment (gains) losses	27	(30)	69	36
Net realized investment (gains) losses on funds withheld assets	297	327	456	715
Net investment income on funds withheld assets	(201)	(227)	(400)	(454)
Other items	(11)	87	48	63
Total non-operating adjustments	(42)	223	792	688
Pretax adjusted operating earnings	618	406	1,048	848
Less: operating income tax expense (benefit)	94	45	152	100
Adjusted operating earnings before dividends on preferred stock	524	361	896	748
Less: dividends on preferred stock	11	11	22	22
Adjusted operating earnings	$513	$350	$874	$726

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

The following is a reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity and a comparison of Adjusted Operating ROE Attributable to Common Shareholders to ROE Attributable to Common Shareholders, the most comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$644	$168	$209	$133
Adjusted Operating Earnings	513	350	874	726

Total shareholders' equity	$9,962	$10,354	$9,962	$10,354
Less: Preferred stock	533	533	533	533
Total common shareholders' equity	9,429	9,821	9,429	9,821

Adjustments to total common shareholders’ equity:
Exclude AOCI attributable to Jackson Financial Inc. (1)	1,387	1,233	1,387	1,233
Adjusted Book Value Attributable to Common Shareholders	$10,816	$11,054	$10,816	$11,054

ROE Attributable to Common Shareholders	28.0%	6.9%	4.5%	2.8%
Adjusted Operating ROE Attributable to Common Shareholders on average equity	19.4%	12.7%	16.5%	13.1%

(1) Excludes $(1,238) million and $(1,390) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of June 30, 2026 and 2025, respectively, which are not attributable to Jackson Financial Inc. and are therefore not included as an adjustment to total shareholders’ equity in the reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Dividends and distributions to parent (1)	$325	$325	$650	$565
Issuance of treasury stock to TPG	—	—	500	—
Capital contributed to Hickory Re	—	—	(500)	—
Jackson Financial expenses and other, net	(38)	(35)	(75)	(62)
Free Cash Flow	$287	$290	$575	$503

(1) Cash distributed to Jackson Financial includes cash dividends and distributions of $325 million and $605 million and interest payments on surplus notes of nil and $45 million to Jackson Financial from its subsidiaries for the three and six months ended June 30, 2026, and includes cash dividends and distributions of $325 million and $520 million and interest payments on surplus notes of nil and $45 million to JFI from its subsidiaries for the three and six months ended June 30, 2025.

The following is a reconciliation of Jackson Financial, Inc. (Parent Company only) Net cash provided by (used in) operating activities, the most comparable U.S. GAAP measure, to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Jackson Financial Inc. (Parent Company Only) Net cash provided by (used in) operating activities	$(27)	$(24)	$(8)	$5

Adjustments from net cash provided by operating activities to free cash flow:
Issuance of treasury stock to TPG	—	—	500	—
Capital distributions from subsidiaries	325	325	605	520
Capital contributed to subsidiaries	—	—	(500)	—
Dividends on preferred stock	(11)	(11)	(22)	(22)
Total adjustments	314	314	583	498
Free cash flow	$287	$290	$575	$503

Free Cash Flow Comprised of:
Issuance of treasury stock to TPG	$—	$—	$500	$—
Capital distributions from subsidiaries	325	325	605	520
Interest on surplus notes from subsidiary	—	—	45	45
Cash distributed to Jackson Financial	325	325	1,150	565

Capital contributed to Hickory Re	—	—	(500)	—

Parent company expenses	(37)	(29)	(66)	(57)
Net investment income and other income	8	6	15	14
Other, net	(9)	(12)	(24)	(19)
Jackson Financial expenses and other, net	(38)	(35)	(75)	(62)
Free cash flow	$287	$290	$575	$503

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Condensed Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenues
Fee income	$1,968	$1,942	$3,966	$3,928
Premiums	38	40	66	80
Net investment income:
Net investment income excluding funds withheld assets	727	491	1,268	1,019
Net investment income on funds withheld assets	201	227	400	454
Total net investment income	928	718	1,668	1,473
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(2,487)	(2,860)	(2,204)	(1,517)
Net gains (losses) on funds withheld reinsurance treaties	(297)	(327)	(456)	(715)
Total net gains (losses) on derivatives and investments	(2,784)	(3,187)	(2,660)	(2,232)
Other income	18	16	30	30
Total revenues	168	(471)	3,070	3,279

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	221	256	479	500
(Gain) loss from updating future policy benefits cash flow assumptions, net	20	12	38	24
Market risk benefits (gains) losses, net	(2,053)	(2,203)	(383)	43
Interest credited on other contract holder funds, net of deferrals and amortization	320	295	635	583
Interest expense	27	25	52	50
Operating costs and other expenses, net of deferrals	687	681	1,422	1,358
Amortization of deferred acquisition costs	281	274	562	549
Total benefits and expenses	(497)	(660)	2,805	3,107
Pretax income (loss)	665	189	265	172
Income tax expense (benefit)	5	4	25	5
Net income (loss)	660	185	240	167
Less: Net income (loss) attributable to noncontrolling interests	5	6	9	12
Net income (loss) attributable to Jackson Financial Inc.	655	179	231	155
Less: Dividends on preferred stock	11	11	22	22
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$644	$168	$209	$133

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

Pretax Income (Loss)

Our pretax income (loss) increased by $476 million to $665 million for the three months ended June 30, 2026, from $189 million for the three months ended June 30, 2025, primarily due to:

•$403 million favorable change in total net gains (losses) on derivatives and investments as discussed below:

	Three Months Ended June 30,
	2026	2025	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(21)	$(109)	$88

Net gains (losses) on freestanding derivatives	155	(1,755)	1,910
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(2,621)	(996)	(1,625)
Net gains (losses) on derivative instruments	(2,466)	(2,751)	285
Net gains (losses) on funds withheld reinsurance	(297)	(327)	30
Total net gains (losses) on derivatives and investments	$(2,784)	$(3,187)	$403

◦Volumes of freestanding derivatives can vary significantly period over period and movements in those derivatives are subject to interest rate or market movements. The movements in equity hedges were primarily driven by impacts from the growth of our RILA block during the three months ended June 30, 2026. The movements in interest rate hedges were primarily driven by an increase in interest rates during the three months ended June 30, 2026 compared to a decrease in interest rates during the three months ended June 30, 2025.

This was partially offset by:

◦Embedded derivative movements were unfavorable largely due to increased market impacts on our growing RILA block during the three months ended June 30, 2026, compared to the prior year.

•$210 million increase in net investment income resulting from higher income on bonds, partially offset by lower income on funds withheld assets during the three months ended June 30, 2026;
•$27 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to decreases in reserves due to run off of the closed block of life business during the three months ended June 30, 2026, compared to the prior year; and
•$26 million increase in fee income, primarily due to higher variable fee income, due to higher average separate account values, partially offset by decreases in benefit-based guarantee fee income during the three months ended June 30, 2026, compared to the prior year.

These movements were partially offset by:

•$150 million unfavorable movements in market risk benefits (gains) losses, primarily due to less favorable movements in interest rates, partially offset by more favorable fund performance and volatility movements during the three months ended June 30, 2026, compared to the prior year; and
•$25 million increase in interest credited on other contract holder funds, net of deferrals and amortization, primarily due to increased retail new and in force business during the three months ended June 30, 2026, compared to the prior year.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
Income Taxes

Income tax expense increased $1 million reflecting an increase in expense to $5 million for the three months ended June 30, 2026, from an expense of $4 million for the three months ended June 30, 2025. The provision for income tax in the current period led to an effective income tax rate ("ETR") of 1% for the three months ended June 30, 2026, compared to the ETR of 2% for the three months ended June 30, 2025. The ETR, excluding significant, unusual or infrequently occurring items, differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of foreign tax credits. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in our 2025 Annual Report and Note 15 - Income Taxes of the Notes to Condensed Consolidated Financial Statements in this report for more information.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

Pretax Income (Loss)

Our pretax income (loss) increased by $93 million to $265 million for the six months ended June 30, 2026, from $172 million for the six months ended June 30, 2025, primarily due to:
•$426 million in favorable movements in market risk benefits (gains) losses, net, primarily due to more favorable movements in interest rates during the six months ended June 30, 2026, compared to the prior year;
•$195 million increase in net investment income resulting from higher income on bonds and lower expenses, partially offset by lower income on equity securities and funds withheld assets during the six months ended June 30, 2026;
•$38 million increase in fee income primarily due to higher variable fee income, due to higher average separate account values, partially offset by decreases in benefit-based guarantee fee income during six months ended June 30, 2026, compared to the prior year; and
•$7 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, driven by higher death claim benefits due to the implementation of enhanced processes and data sources for identifying deceased policyholders, partially offset by decreases in reserves due to these higher claims during the six months ended June 30, 2026, compared to prior year.

These movements were partially offset by:
•$428 million unfavorable change in total net gains (losses) on derivatives and investments as discussed below:

	Six Months Ended June 30,
	2026	2025	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(68)	$(175)	$107

Net gains (losses) on freestanding derivatives	(279)	(742)	463
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(1,857)	(600)	(1,257)
Net gains (losses) on derivative instruments	(2,136)	(1,342)	(794)
Net gains (losses) on funds withheld reinsurance	(456)	(715)	259
Total net gains (losses) on derivatives and investments	$(2,660)	$(2,232)	$(428)

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
◦Embedded derivative movements were unfavorable largely due to increased market impacts on our growing RILA block, compared to the prior year.
This movement was partially offset by:
◦Volumes of freestanding derivatives can vary significantly period over period and movements in those derivatives are subject to interest rate or market movements. The movements in equity hedges were primarily driven by impacts from the growth of our RILA block during the six months ended June 30, 2026. The movements in interest rate hedges were primarily driven by an increase in interest rates during the six months ended June 30, 2026 compared to a decrease in interest rates during the prior year; and
◦Lower losses recognized on funds withheld reinsurance were driven by an increase in interest rates impacting the value of the embedded derivative during the six months ended June 30, 2026, compared to a decrease in interest rates during the prior year.
•$64 million increase in operating costs and other expenses, net of deferrals, primarily due to higher asset-based non-deferrable commissions, due to higher account values, and higher incentive compensation expenses during the six months ended June 30, 2026, compared to prior year; and
•$52 million increase in interest credited on contract holder funds, net of deferrals and amortization, primarily due to increased retail new and in force business during the six months ended June 30, 2026 and higher average institutional account balances in 2026, compared to the prior year.

Income Taxes

Income tax expense increased $20 million to an expense of $25 million for the six months ended June 30, 2026, from an expense of $5 million for the six months ended June 30, 2025. The provision for income tax in the current period led to an effective tax rate (“ETR”) of 10% for the six months ended June 30, 2026 compared to an ETR of 3% the six months ended June 30, 2025. The change in the ETR during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due to the relationship of the taxable income to the consolidated pre-tax income (loss). The ETR, excluding significant, unusual or infrequently occurring items, differs from the statutory rate of 21% primarily due to the dividends received deduction and utilization of foreign tax credits. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in our 2025 Annual Report and Note 15 - Income Taxes of the Notes to Condensed Consolidated Financial Statements in this report for more information.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$621	$417	$1,089	$837
Institutional Products	29	19	57	37
Closed Life and Annuity Blocks	(10)	22	(39)	50
Corporate and Other	(22)	(52)	(59)	(76)
Pretax Adjusted Operating Earnings	618	406	1,048	848
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	714	764	1,485	1,532
Net gains (losses) on hedging instruments	176	(1,840)	(284)	(829)
Market risk benefits gains (losses), net	2,053	2,203	383	(43)
Net reserve and embedded derivative movements	(2,671)	(1,066)	(1,964)	(733)
Total net hedging results	272	61	(380)	(73)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(118)	(127)	(239)	(255)
Net realized investment gains (losses)	(27)	30	(69)	(36)
Net realized investment gains (losses) on funds withheld assets	(297)	(327)	(456)	(715)
Net investment income on funds withheld assets	201	227	400	454
Other items	11	(87)	(48)	(63)
Total pre-tax reconciling items	42	(223)	(792)	(688)
Pretax income (loss) attributable to Jackson Financial Inc.	660	183	256	160
Income tax expense (benefit)	5	4	25	5
Net income (loss) attributable to Jackson Financial Inc.	655	179	231	155
Less: Dividends on preferred stock	11	11	22	22
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$644	$168	$209	$133

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$1,140	$1,059	$2,251	$2,154
Premiums	18	20	23	34
Net investment income	388	204	708	391
Other income	7	7	13	14
Total Operating Revenues	1,553	1,290	2,995	2,593

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	30	33	60	62
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	(1)	(1)	(4)
Interest credited	130	101	248	195
Interest expense	5	5	11	11
Asset-based commission expenses	298	273	593	557
Other commission expenses	345	235	660	441
Sub-advisor expenses	74	78	150	158
General and administrative expenses	191	189	423	389
Deferral of acquisition costs	(302)	(185)	(557)	(343)
Amortization of deferred acquisition costs	161	145	319	290
Total Operating Benefits and Expenses	932	873	1,906	1,756

Pretax Adjusted Operating Earnings	$621	$417	$1,089	$837
The following table summarizes a roll-forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$257,123	$240,806	$268,583	$251,665
Premiums and deposits (1)	5,917	4,421	11,235	8,509
Surrenders, withdrawals, and benefits (1)	(7,987)	(6,574)	(15,780)	(14,186)
Net flows	(2,070)	(2,153)	(4,545)	(5,677)
Investment performance	27,362	18,926	19,759	12,611
Change in value of equity option	2,620	993	1,856	598
Interest credited	124	101	240	195
Policy charges and other	(739)	(721)	(1,473)	(1,440)
Balance as of end of period, net of ceded reinsurance	284,420	257,952	284,420	257,952
Ceded reinsurance	11,679	13,704	11,679	13,704
Balance as of end of period, gross of reinsurance	$296,099	$271,656	$296,099	$271,656
(1) Excludes certain internal exchanges.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $204 million to $621 million for the three months ended June 30, 2026, from $417 million for the three months ended June 30, 2025, primarily due to:

•$155 million increase in spread income due to $184 million higher investment income, partially offset by $29 million higher interest credited on contract holder funds, compared to the prior year. The increase in investment income was primarily driven by higher debt securities income related primarily to higher invested asset balances. Higher interest credited was primarily due to increased RILA and fixed index annuity new and in force business during the three months ended June 30, 2026, compared to prior year; and
•$81 million increase in fee income primarily due to higher average separate account values, during the three months ended June 30, 2026, compared to the prior year.

These movements were partially offset by:

•$16 million increase in commissions and general expenses, net of deferrals, primarily due to higher asset-based commission of $25 million, due to higher account values during the three months ended June 30, 2026, compared to the prior year.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $252 million to $1,089 million for the six months ended June 30, 2026, from $837 million for the six months ended June 30, 2025, primarily due to:

•$264 million increase in spread income primarily due to $317 million higher investment income, partially offset by $53 million higher interest credited on contract holder funds compared to the prior year. The increase in investment income was driven by higher debt securities income primarily due to higher invested asset balances. Increased interest credited was primarily due to increased RILA and fixed index annuity new and in force business during the six months ended June 30, 2026; and
•$97 million increase in fee income primarily due higher average separate account values during the six months ended June 30, 2026, compared to prior year.

These movements were partially offset by:

•$67 million increase in commissions and general expenses, net of deferrals, reflecting higher asset-based commission of $36 million, due to higher account values during the six months ended June 30, 2026, and higher general expenses of $34 million primarily driven by higher incentive compensation during the six months ended June 30, 2026, compared to prior year.

Account Value

Retail Annuities account value, net of reinsurance, increased $26 billion over the prior year period primarily due to positive variable annuity separate account returns driven by favorable market performance during 2026, as well as positive RILA and fixed index annuity net flows over the current period.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$140	$125	$283	$241
Total Operating Revenues	140	125	283	241

Operating Benefits and Expenses
Interest credited	109	104	223	201
General and administrative expenses	2	2	3	3
Total Operating Benefits and Expenses	111	106	226	204

Pretax Adjusted Operating Earnings	$29	$19	$57	$37

The following table summarizes a roll-forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Institutional Products:
Balance as of beginning of period	$11,141	$9,262	$11,021	$8,384
Premiums and deposits	1,401	930	1,511	2,529
Surrenders, withdrawals, and benefits	(1,414)	(493)	(2,146)	(1,356)
Net flows	(13)	437	(635)	1,173
Interest credited	109	104	223	201
Policy charges and other (1)	(219)	551	409	596
Balance as of end of period	$11,018	$10,354	$11,018	$10,354
(1) Includes net deposit and withdrawal activity for FABCP funding agreements, which are generally short-term in nature. See Note 10 - Other Contract Holder Funds in the Notes to Condensed Consolidated Financial Statements elsewhere in this report for information regarding FABCP funding agreements.

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $10 million to $29 million for the three months ended June 30, 2026, from $19 million for the three months ended June 30, 2025, reflecting a $10 million increase in spread income primarily due to a $15 million increase in investment income, due to higher invested asset balances, partially offset by a $5 million increase in interest credited.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $20 million to $57 million for the six months ended June 30, 2026, from $37 million for the six months ended June 30, 2025, reflecting an $20 million increase in spread income primarily due to a $42 million increase in investment income, due to higher invested asset balances, partially offset by a $22 million increase in interest credited, due to increased account values.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations

Account Value

Institutional product account value increased from $10,354 million at June 30, 2025, to $11,018 million at June 30, 2026. The increase in account value was primarily driven by an increased amount of FABN and FABCP funding agreements in 2025, partially offset by maturities of our existing funding agreements. See Note 10 - Other Contract Holder Funds in the Notes to Condensed Consolidated Financial Statements elsewhere in this report for information regarding FABN and FABCP funding agreements.

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$102	$107	$205	$215
Premiums	22	21	47	50
Net investment income	140	181	286	368
Other income	5	5	11	11
Total Operating Revenues	269	314	549	644

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	135	154	306	308
(Gain) loss from updating future policy benefits cash flow assumptions, net	20	11	36	25
Interest credited	86	90	172	187
Other commission expenses	8	8	15	17
General and administrative expenses	28	27	55	54
Deferral of acquisition costs	—	—	—	(1)
Amortization of deferred acquisition costs	2	2	4	4
Total Operating Benefits and Expenses	279	292	588	594

Pretax Adjusted Operating Earnings	$(10)	$22	$(39)	$50

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $32 million to $(10) million for the three months ended June 30, 2026, from $22 million for the three months ended June 30, 2025, primarily due to:

•$37 million decrease in spread income due to a $41 million decrease in net investment income primarily due to lower income on limited partnerships, which are recorded on a one quarter lag, partially offset by a $4 million decrease in interest credited, resulting from the continued run off of the closed block of life business.

This movement was partially offset by:

•$10 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to decreases in reserves due to run off of the closed block of life business during the three months ended June 30, 2026, compared to prior year.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $89 million to $(39) million for the six months ended June 30, 2026, from $50 million for the six months ended June 30, 2025, primarily due to:

•$67 million decrease in spread income due to a $82 million decrease in net investment income primarily due to lower income on limited partnerships, which are recorded on a one quarter lag, partially offset by a $15 million decrease in interest credited, resulting from the continued run off of the closed block of life business;
•$10 million decrease in fee income resulting from the continued run off of the closed block of life business; and
•$9 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, driven by higher death claim benefits due to the implementation of enhanced processes and data sources for identifying deceased policyholders, partially offset by decreases in reserves due to these higher claims and lower other policyholder benefits during the six months ended June 30, 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$10	$10	$21	$22
Net investment income	27	8	35	19
Other income	6	4	6	5
Total Operating Revenues	43	22	62	46

Operating Benefits and Expenses
Interest expense	22	20	41	39
Sub-advisor expenses	(1)	(2)	(3)	(4)
General and administrative expenses	44	56	83	87
Total Operating Benefits and Expenses	65	74	121	122

Pretax Adjusted Operating Earnings	$(22)	$(52)	$(59)	$(76)

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings improved $30 million to $(22) million for the three months ended June 30, 2026, from $(52) million for the three months ended June 30, 2025, primarily driven by a $19 million increase in net investment income and a $12 million decrease in general and administrative expenses, primarily due to lower deferred compensation expenses during the three months ended June 30, 2026.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings improved $17 million to $(59) million for the six months ended June 30, 2026, from $(76) million for the six months ended June 30, 2025, primarily driven by a $16 million increase in net investment income during the six months ended June 30, 2026.

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

The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate. See Note 8 - Reinsurance of the Notes to Condensed Consolidated Financial Statements for further details. We use other third-party investment managers for certain niche asset classes. As of June 30, 2026, Apollo managed $10.5 billion of cash and investments and other third-party investment managers managed approximately $1.1 billion of investments.

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

Item 2 | Management’s Discussion and Analysis | Investments
Portfolio Composition

The following table summarizes the carrying values of our investments:

	June 30, 2026			December 31, 2025
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$45,338	$6,870	$52,208	$39,374	$7,947	$47,321
Debt Securities, at fair value under fair value option	3,352	182	3,534	3,464	6	3,470
Equity securities, at fair value	209	53	262	84	88	172
Mortgage loans, net of allowance for credit losses	8,428	1,986	10,414	7,785	2,102	9,887
Mortgage loans, at fair value under fair value option	—	595	595	—	324	324
Policy loans	856	3,628	4,484	878	3,548	4,426
Freestanding derivative instruments	416	6	422	452	(4)	448
Other invested assets	2,705	687	3,392	2,473	712	3,185
Total investments	$61,304	$14,007	$75,311	$54,510	$14,723	$69,233

Available-for-sale debt securities increased to $52,208 million at June 30, 2026, from $47,321 million at December 31, 2025. The amortized cost of available-for-sale debt securities increased to $55,815 million as of June 30, 2026, from $50,491 million as of December 31, 2025. Further, net unrealized losses, after adjusting for allowance for credit loss, were $3,583 million as of June 30, 2026, compared to $3,159 million as of December 31, 2025.

Other Invested Assets

Other invested assets increased to $3,392 million at June 30, 2026 from $3,185 million at December 31, 2025.

Item 2 | Management’s Discussion and Analysis | Investments
Debt Securities

At June 30, 2026 and December 31, 2025, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

June 30, 2026	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,335	$—	$—	$866	$3,469
Other government securities	1,288	—	8	184	1,112
Corporate securities
Utilities	7,155	—	47	504	6,698
Energy	3,954	5	34	218	3,765
Banking	3,724	—	30	110	3,644
Healthcare	3,881	—	21	332	3,570
Finance/Insurance	6,032	—	38	318	5,752
Technology/Telecom	2,907	—	9	196	2,720
Consumer goods	2,775	—	25	238	2,562
Industrial	1,913	—	15	81	1,847
Capital goods	1,926	—	15	103	1,838
Real estate	2,351	—	9	94	2,266
Media	972	—	4	102	874
Transportation	1,647	—	8	133	1,522
Retail	1,442	—	6	125	1,323
Other (1)	3,367	—	22	91	3,298
Total Corporate Securities	44,046	5	283	2,645	41,679
Residential mortgage-backed	456	1	20	29	446
Commercial mortgage-backed	2,087	—	4	62	2,029
Other asset-backed securities	7,137	18	16	128	7,007
Total Debt Securities	$59,349	$24	$331	$3,914	$55,742

(1) No single remaining industry exceeds 3% of the portfolio.

Item 2 | Management’s Discussion and Analysis | Investments

December 31, 2025	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$3,854	$—	$2	$851	$3,005
Other government securities	1,254	—	4	193	1,065
Corporate securities
Utilities	6,529	—	75	458	6,146
Energy	3,678	—	51	211	3,518
Banking	3,230	—	62	97	3,195
Healthcare	3,685	—	37	313	3,409
Finance/Insurance	5,816	—	83	300	5,599
Technology/Telecom	2,798	—	20	182	2,636
Consumer goods	2,753	—	40	267	2,526
Industrial	1,828	—	26	79	1,775
Capital goods	1,853	—	25	98	1,780
Real estate	1,869	—	21	79	1,811
Media	1,021	—	7	100	928
Transportation	1,559	—	16	125	1,450
Retail	1,328	—	10	116	1,222
Other (1)	3,097	—	45	75	3,067
Total Corporate Securities	41,044	—	518	2,500	39,062
Residential mortgage-backed	445	4	24	23	442
Commercial mortgage-backed	1,873	—	10	54	1,829
Other asset-backed securities	5,491	7	34	130	5,388
Total Debt Securities	$53,961	$11	$592	$3,751	$50,791

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

	June 30,	December 31,
	2026	2025
	(in millions)
Common Stock	$103	$7
Preferred Stock	98	135
Mutual Funds	61	30
Total	$262	$172

Mortgage Loans

At June 30, 2026, commercial mortgage loans were collateralized by properties located in 36 states, the District of Columbia, and Europe. Residential mortgage loans were collateralized by properties located in 48 states, the District of Columbia, Mexico, and Europe.

Item 2 | Management’s Discussion and Analysis | Investments
The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by property type:

	June 30,	December 31,
	2026	2025
	(in millions)
Commercial:
Apartment	$3,332	$2,866
Hotel	812	789
Office	1,212	1,171
Retail	1,650	1,664
Warehouse	2,266	2,217
Other	423	367
Total Commercial	9,695	9,074
Residential	1,490	1,270
Total	11,185	10,344
ACL (1)	(176)	(133)
Total with ACL	$11,009	$10,211

(1)    At June 30, 2026 and December 31, 2025, allowance for credit losses included $157 million and $117 million, respectively, for commercial loans and $19 million and $16 million, respectively, for residential loans.

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	June 30,	December 31,
	2026	2025
	(in millions)
United States:
East North Central	$1,304	$1,075
East South Central	279	289
Middle Atlantic	1,414	1,250
Mountain	858	764
New England	201	211
Pacific	2,440	2,235
South Atlantic	2,314	2,165
West North Central	730	720
West South Central	1,352	1,292
Total United States	10,892	10,001
Foreign	117	210
Total	$11,009	$10,211

Item 2 | Management’s Discussion and Analysis | Investments
The following table provides information about the credit quality of our mortgage loans:

	June 30,	December 31,
	2026	2025
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$7,996	$7,276
70% - 80%	1,225	1,287
80% - 100%	171	246
Greater than 100%	146	148
Total	9,538	8,957

Residential mortgage loans
Performing	1,425	1,190
Nonperforming (1)	46	64
Total	1,471	1,254

Total mortgage loans	$11,009	$10,211

(1) At June 30, 2026 and December 31, 2025, includes $16 million and $19 million, respectively, of loans 30-89 days past due and $17 million and $16 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	June 30,
	2026	2025
	(in millions)
Balance at beginning of year	$133	$121
Charge offs, net of recoveries	(10)	(6)
Reductions for mortgages disposed	—	(2)
Provision (release)	53	24
Balance at end of period	$176	$137
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent or in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment. Accrued interest amounting to $1 million and $1 million was written off as of June 30, 2026 and 2025, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The following table provides information about our impaired residential mortgage loans (in millions):

	June 30, 2026	December 31, 2025
Recorded investment (1)	$23	$38
Unpaid principal balance	25	45
Related loan allowance	—	1
Average recorded investment	24	29
Investment income recognized	—	1

(1) At June 30, 2026 and December 31, 2025, includes $3 million and $4 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.

Item 2 | Management’s Discussion and Analysis | Investments
Derivative Instruments

See Note 5 – Derivative Instruments of the Notes to Condensed Consolidated Financial Statements, that presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments as of June 30, 2026 and December 31, 2025.

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

To determine an allowance for credit loss, we consider a security’s forecasted cash flows as well as the severity of depressed fair values. Investment income is not accrued on securities in default and otherwise where the collection is uncertain. Subsequent receipts of interest on such securities are generally used to reduce the cost basis of the securities. The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest on mortgage loans is suspended when principal or interest payments on mortgage loans are past due more than 90 days. Interest is then accounted for on a cash basis.

See Note 4 - Investments of the Notes to Condensed Consolidated Financial Statements for further information.

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

Our policy and contract liabilities includes separate account liabilities, reserves for future policy benefits and claims payable, and other contract holder funds. As of June 30, 2026, 91% of our policy and contract liabilities were in our Retail Annuities segment, 3% were in our Institutional Products segment and 6% were in our Closed Life and Annuity Blocks segment.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities
The table below represents a breakdown of our policy and contract liabilities:

June 30, 2026	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$245,289	$—	$6,065	$(4,919)	$246,435
RILA (1)	—	—	26,149	19	26,168
Fixed Annuities	—	—	9,221	2	9,223
Fixed Index Annuities (2)	—	—	8,549	214	8,763
Payout Annuities	—	1,172	826	—	1,998
Other Annuities	—	—	—	—	—
Total Retail Annuities	245,289	1,172	50,810	(4,684)	292,587
Total Institutional Products	—	—	11,018	—	11,018
Total Closed Life and Annuity Blocks	98	8,031	11,296	6	19,431
Total Policy and Contract Liabilities	245,387	9,203	73,124	(4,678)	323,036
Claims payable and other	—	1,431	161	—	1,592
Total	$245,387	$10,634	$73,285	$(4,678)	$324,628

December 31, 2025	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$236,406	$—	$6,351	$(4,265)	$238,492
RILA (1)	—	—	20,282	17	20,299
Fixed Annuities	—	—	9,494	2	9,496
Fixed Index Annuities (2)	—	—	7,946	127	8,073
Payout Annuities	—	1,169	854	—	2,023
Other Annuities	—	—	—	—	—
Total Retail Annuities	236,406	1,169	44,927	(4,119)	278,383
Total Institutional Products	—	—	11,021	—	11,021
Total Closed Life and Annuity Blocks	90	8,422	11,551	6	20,069
Total Policy and Contract Liabilities	236,496	9,591	67,499	(4,113)	309,473
Claims payable and other	—	1,305	164	—	1,469
Total	$236,496	$10,896	$67,663	$(4,113)	$310,942

(1) Includes the embedded derivative liabilities in other contract holder funds related to RILA of $8,395 million and $6,043 million at June 30, 2026 and December 31, 2025, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity in other contract holder funds of $850 million and $863 million at June 30, 2026 and December 31, 2025, respectively.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities
As of June 30, 2026:

•$245.4 billion or 76% of our policy and contract liabilities were backed by separate account assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets.
•$65.7 billion of our policy and contract liabilities were backed by our investment portfolio.
•$11.9 billion of our policy and contract liabilities were reinsured by Athene and backed by funds withheld assets.

As of June 30, 2026, 91% of fixed annuity, fixed-index annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed-index annuities and fixed annuities.

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

The discussion below describes our liquidity and capital resources for the six months ended June 30, 2026.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Net cash provided by (used in) operating activities	$2,894	$2,767
Net cash provided by (used in) investing activities	(5,447)	(3,718)
Net cash provided by (used in) financing activities	2,835	968
Net increase (decrease) in cash, cash equivalents, and restricted cash	282	17
Cash, cash equivalents, and restricted cash at beginning of period	5,704	3,767
Total cash, cash equivalents, and restricted cash at end of period	$5,986	$3,784

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

Cash flows provided by (used in) operating activities improved by $127 million to $2,894 million for the six months ended June 30, 2026, from $2,767 million for the six months ended June 30, 2025. This was primarily due to the timing related to the settlement of certain short-term receivables.

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

Cash flows provided by (used in) investing activities changed $1,729 million to $(5,447) million during the six months ended June 30, 2026, from $(3,718) million during the six months ended June 30, 2025. This change was primarily driven by higher outflows related to increased purchases of debt securities, primarily driven by increased RILA and fixed index annuity sales, partially offset by inflows from our hedging program for derivative settlements and collateral, compared to the prior year.

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

Cash flows provided by (used in) financing activities improved $1,867 million to $2,835 million during the six months ended June 30, 2026, from $968 million during the six months ended June 30, 2025. This improvement was primarily due to higher deposits from increased RILA and fixed index annuity sales, proceeds received from the issuance of additional senior notes in 2026 and the issuance of treasury stock to TPG Inc., and no repayments on our federal home loan bank notes, partially offset by higher VA withdrawals, compared to the prior year.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, and statutory reserve items) and model-based components. The formula considers the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk, and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of June 30, 2026, our insurance companies were well in excess of the minimum required capital levels.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Holding Company Liquidity

As a holding company with no business operations of its own, Jackson Financial primarily derives cash flows from dividends and interest payments from its insurance subsidiaries. These principal sources of liquidity are expected to be supplemented by cash and short-term investments held by Jackson Financial, and access to bank lines of credit and the capital markets. We intend to maintain a minimum amount of cash and highly liquid securities at Jackson Financial adequate to fund two years of holding company fixed net expenses, which is currently targeted at $325 million but may change over time as we refinance existing debt or make changes to our debt and capital structure. The target was updated to reflect the recent senior note and pre-capitalized trust securities issues. See Note 13. Debt in the Notes to Condensed Consolidated Financial Statements for further information.

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
•purchases of new investments;
•management of derivative-related margin requirements. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are managed in accordance with our hedging and risk management program. Our cash flows associated with collateral received from counterparties and posted with counterparties fluctuates with changes in the market value of the underlying derivative contract and/or the market value of the collateral. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of June 30, 2026, we were in a net collateral payable position of $14 million, compared to $58 million as of December 31, 2025;
•repayment of principal and interest on debt, and payments of interest on surplus notes. As of June 30, 2026, Jackson’s outstanding surplus notes and bank debt included $43 million of bank loans from the FHLBI, collateralized by mortgage-related securities and mortgage loans, and $250 million of surplus notes maturing in 2027; and
•funding of expenses including payment of commissions, operating expenses and taxes.
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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Other factors not directly related to interest rates can also give rise to an increase in liquidity requirements, including changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of June 30, 2026, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. Further, more than half of Jackson’s general account reserves are not surrenderable, included surrender charges greater than 5%, or included market value adjustments to discourage early withdrawal of policy and contract funds as of June 30, 2026.

Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of June 30, 2026, the portfolio of cash, short-term investments and privately and publicly traded securities and equities that are unencumbered and unrestricted to sale, amounted to $42.9 billion.

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

During the second quarter of 2026, we paid a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A, and $0.90 per common share totaling $11 million and $63 million, respectively. On July 31, 2026, our Board of Directors approved a third quarter cash dividend on JFI's common stock of $0.90 per share, payable on September 24, 2026, to common shareholders of record on September 15, 2026. The Company also announced the declaration of a cash dividend of $0.50 per depositary share. The dividend will be payable on September 30, 2026, to depositary shareholders of record at the close of business on September 15, 2026.

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

We repurchased a total of 2,086,601 shares and 3,801,221 shares of common stock for an aggregate purchase price of $227 million and $419 million in the three and six months ended June 30, 2026, respectively, which were funded with cash on hand. As of July 27, 2026, Jackson Financial had remaining authorization to purchase $526 million of its common shares.

See Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements for further information on dividends to shareholders and share repurchases.

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

For 2026, ordinary dividend capacity for Jackson and Brooke Life is based on the greater of 10% of 2025 reported statutory capital and surplus or statutory net gain from operations. This capacity is then reduced by cumulative dividends and other capital distributions in the preceding 12 months, subject to the availability of earned surplus. As a result of cumulative dividends and other capital distributions occurring in the 12 months preceding June 30, 2026, future dividends from both Jackson and Brooke Life are generally expected to be classified as extraordinary. There is a process within the Michigan Insurance Code to request extraordinary dividends that the companies have utilized previously. Brooke Life, as the sole owner of Jackson and Brooke Re, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial.

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

Our Indebtedness

Senior Notes

On June 15, 2026, JFI issued $750 million aggregate principal amount of 6.150% Senior Notes due January 15, 2037 (the “2037 Notes”). The 2037 Notes are unsecured. The net proceeds of the 2037 Notes are expected to be used for general corporate purposes, which may include, among other things, repaying or redeeming at or before maturity, JFI's $400 million aggregate principal amount senior notes due June 8, 2027 and/or at maturity, Jackson National Life’s $250 million surplus notes due March 15, 2027.

Facility Agreement for Senior Notes Issuance

In March 2026, JFI entered into a 10-year facility agreement with a Delaware trust in connection with that trust’s sale of $500 million of pre-capitalized trust securities, and a 30-year facility agreement with a separate Delaware trust in connection with that trust’s sale of $400 million of pre-capitalized trust securities. The pre-capitalized trust securities are not considered to be debt of the Company. Each facility agreement permits, and in certain instances requires, JFI to issue its senior notes to the applicable trust. The facility agreements are intended to provide a standby source of liquidity for the Company.

At June 30, 2026, JFI had not issued any senior notes under either facility agreement. The Company incurred $8 million of origination costs, which were capitalized and reported in other assets and will be amortized over the terms of the respective facility agreements. See Note 13 – Debt of the Notes to Condensed Consolidated Financial Statements for information regarding the pre-capitalized trust securities and facility agreements.

Revolving Credit and Short-Term Borrowing Facilities

On June 30, 2026, JFI entered into $1.25 billion revolving credit facility with a syndicate of banks and Wells Fargo Bank, National Association, as Administrative Agent (the "2026 Revolving Credit Facility"). The 2026 Revolving Credit Facility replaced a prior $1.0 billion revolving credit facility that was scheduled to terminate in February 2028.

The 2026 Revolving Credit Facility provides for borrowings for working capital and other general corporate purposes, with a sub-limit of $500 million available for letters of credit. The 2026 Revolving Credit Facility further provides the Company the options for the ability to request, subject to customary terms and conditions, an increase in commitments thereunder by up to an additional $500 million and an extension of the term of the commitments by up to two years. Commitments under the 2026 Revolving Credit Facility terminate on June 30, 2031, unless extended. Interest on borrowings may be based on a “Base Rate” (as defined in the 2026 Revolving Credit Facility) plus an adder ranging from 0.125% to 0.875%, or a “Term SOFR Rate” (as defined in the 2026 Revolving Credit Facility) plus an adder ranging from 1.125% to 1.875%. The applicable adder is based upon the ratings assigned to JFI’s senior, unsecured, non-credit enhanced debt.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
The credit agreement governing the 2026 Revolving Credit Facility contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). See Note 13 – Debt of the Notes to Condensed Consolidated Financial Statements for information regarding financial maintenance covenants contained in the credit agreement. We were in compliance with these covenants at June 30, 2026.

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

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5 million and $10 million for the three and six months ended June 30, 2026, respectively and was $5 million and $10 million for the three and six months ended June 30, 2025, respectively.

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

Federal Home Loan Bank

Jackson is a member of the FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of June 30, 2026 and December 31, 2025, Jackson held a bank loan with an outstanding balance of $43 million and $47 million, respectively.

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

As of July 27, 2026, the financial strength ratings of our principal insurance subsidiaries were as follows:

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
•contingent liabilities
•consolidation of variable interest entities

Off–Balance Sheet Arrangements

See Note 13 - Debt regarding lender commitments under the Company's revolving credit facility and its pre-capitalized securities-related facility agreements and Note 16 - Commitments and Contingencies regarding unfunded investment commitments to limited partnerships and limited liability companies, of the Notes to Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 16 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

Repurchase of Equity by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
April 1, 2026 - April 30, 2026
Share repurchase program	579,206	$108.79	579,206	$746
Employee transactions (2)	—	—	N/A	N/A

May 1, 2026 - May 31, 2026
Share repurchase program	796,615	109.85	796,615	658
Employee transactions (2)	471	109.64	N/A	N/A

June 1, 2026 - June 30, 2026
Share repurchase program	710,780	107.25	710,780	582
Employee transactions (2)	—	—	N/A	N/A

Totals
Share repurchase program	2,086,601		2,086,601
Employee transactions (2)	471		N/A
	2,087,072		2,086,601

(1) As of July 27, 2026, the Company had remaining authorization to purchase $526 million of its common shares. For more information on common stock repurchases, see Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements.
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

Item 5. Other Information.

Stock Trading Plans

During the three months ended June 30, 2026, none of our Section 16 officers or JFI directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Jackson Financial’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The following documents are filed as exhibits hereto:

Number	Description
4.1
Eighth Supplemental Indenture dated as of June 15, 2026, between Jackson Financial Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 of Jackson Financial Inc.’s Current Report on Form 8-K, filed June 15, 2026.

10.1
Revolving Credit Agreement, dated as of June 30, 2026, among Jackson Financial Inc., the Subsidiary Account Parties, as additional obligors, the Banks party thereto , and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 of Jackson Financial Inc.'s Current Report on Form 8-K, filed July 1, 2026.

10.2*†	PPM America, Inc. Performance Incentive Award Plan, effective April 13, 2018.
10.3*†	Offer Letter Agreement, executed July 17, 2026, by and between Don Cummings and Jackson National Life Insurance Company.
10.4*†	Offer Letter Agreement, executed July 17, 2026, by and between Brian Walta and Jackson National Life Insurance Company.
10.5*†	Offer Letter Agreement, executed July 17, 2026, by and between Laura Prieskorn and Jackson National Life Insurance Company.
10.6*†	Form of Notice of Award of Restricted Share Units and Director Restricted Share Unit Agreement (annual equity retainer) between Jackson Financial Inc. and certain of its directors.
10.7*†	Form of Notice of Award of Restricted Share Units and Director Restricted Share Unit Agreement (annual equity in lieu of cash retainer) between Jackson Financial Inc. and certain of its directors.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSON FINANCIAL INC.
(Registrant)

Date: August 3, 2026	By:	/s/ Don W. Cummings
Don W. Cummings
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)