Form 10-Q
period 2026-09-30
Jackson Financial Inc.
filed 2026-11-03
CIK 1822993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 23, 2026, there were 66,059,174 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
.

Jackson Financial Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 30,	December 31,
	2026	2025
Assets	(Unaudited)
Investments:
Debt Securities, available-for-sale, net of allowance for credit losses of $4 and $11 at September 30, 2026 and December 31, 2025, respectively (amortized cost: 2026 $60,186; 2025 $50,491)	$54,407	$47,321
Debt Securities, at fair value under fair value option	3,203	3,470
Equity securities, at fair value	257	172
Mortgage loans, net of allowance for credit losses of $191 and $133 at September 30, 2026 and December 31, 2025, respectively	10,711	9,887
Mortgage loans, at fair value under fair value option	557	324
Policy loans (including $3,535 and $3,537 at fair value under the fair value option at September 30, 2026 and December 31, 2025, respectively)	4,398	4,426
Freestanding derivative instruments	229	448
Other invested assets	3,508	3,185
Total investments	77,270	69,233
Cash and cash equivalents	4,101	5,704
Accrued investment income	771	634
Deferred acquisition costs	11,700	11,660
Reinsurance recoverable, net of allowance for credit losses of $32 and $30 at September 30, 2026 and December 31, 2025, respectively	17,514	19,518
Reinsurance recoverable on market risk benefits, at fair value	87	118
Market risk benefit assets, at fair value	8,489	7,867
Deferred income taxes, net	532	719
Other assets	576	637
Separate account assets	237,319	236,496
Total assets	$358,359	$352,586
Liabilities and Equity
Liabilities
Reserves for future policy benefits and claims payable	$10,119	$10,896
Other contract holder funds	76,249	67,663
Market risk benefit liabilities, at fair value	2,920	3,754
Funds withheld payable under reinsurance treaties (including $3,724 and $3,723 at fair value under the fair value option at September 30, 2026 and December 31, 2025, respectively)	13,066	14,960
Debt	2,769	2,030
Repurchase agreements and securities lending payable	529	1,036
Collateral payable for derivative instruments	—	58
Freestanding derivative instruments	1,231	257
Notes issued by consolidated variable interest entities, at fair value under fair value option (see Note 4)	2,466	2,578
Other liabilities	2,687	2,516
Separate account liabilities	237,319	236,496
Total liabilities	349,355	342,244
Commitments, Contingencies, and Guarantees (see Note 16)
Equity
Series A non-cumulative preferred stock and additional paid in capital, $1.00 par value per share: 24,000 shares authorized; 22,000 shares issued and outstanding at September 30, 2026 and December 31, 2025; liquidation preference $25,000 per share (see Note 19)	533	533
Common stock; 1,000,000,000 shares authorized, $0.01 par value per share and 66,448,342 and 66,825,632 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively (see Note 19)	1	1
Additional paid-in capital	6,404	6,063
Treasury stock, at cost; 28,039,973 and 27,662,683 shares at September 30, 2026 and December 31, 2025, respectively	(2,128)	(1,645)
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $(340) and $(377) at September 30, 2026 and December 31, 2025, respectively	(4,664)	(2,470)
Retained earnings	8,335	7,471
Total shareholders' equity	8,481	9,953
Noncontrolling interests	523	389
Total equity	9,004	10,342
Total liabilities and equity	$358,359	$352,586

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Fee income	$2,031	$2,025	$5,997	$5,953
Premiums	33	31	99	111
Net investment income:
Net investment income excluding funds withheld assets	715	653	1,983	1,672
Net investment income on funds withheld assets	171	203	571	657
Total net investment income	886	856	2,554	2,329
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(1,587)	(1,132)	(3,791)	(2,649)
Net gains (losses) on funds withheld reinsurance treaties	166	(379)	(290)	(1,094)
Total net gains (losses) on derivatives and investments	(1,421)	(1,511)	(4,081)	(3,743)
Other income	13	15	43	45
Total revenues	1,542	1,416	4,612	4,695

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	216	230	695	730
(Gain) loss from updating future policy benefits cash flow assumptions, net	23	13	61	37
Market risk benefits (gains) losses, net	(1,071)	(226)	(1,454)	(183)
Interest credited on other contract holder funds, net of deferrals and amortization	341	313	976	896
Interest expense	37	25	89	75
Operating costs and other expenses, net of deferrals	712	714	2,134	2,072
Amortization of deferred acquisition costs	284	275	846	824
Total benefits and expenses	542	1,344	3,347	4,451
Pretax income (loss)	1,000	72	1,265	244
Income tax expense (benefit)	130	(19)	155	(14)
Net income (loss)	870	91	1,110	258
Less: Net income (loss) attributable to noncontrolling interests	12	15	21	27
Net income (loss) attributable to Jackson Financial Inc.	858	76	1,089	231
Less: Dividends on preferred stock	11	11	33	33
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$847	$65	$1,056	$198

Earnings per share
Basic	$12.40	$0.93	$15.22	$2.76
Diluted	$12.37	$0.92	$15.17	$2.75

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$870	$91	$1,110	$258

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities with no credit impairment, net of tax expense (benefit) of: $(71) and $19, for the three months ended September 30, 2026 and 2025, respectively, and $(52) and $68, for the nine months ended September 30, 2026 and 2025, respectively.	(2,086)	551	(2,466)	1,512
Change in unrealized gains (losses) on securities with credit impairment, net of tax expense (benefit) of: $(2) and $(1), for the three months ended September 30, 2026 and 2025, respectively, and $(1) and $(2), for the nine months ended September 30, 2026 and 2025, respectively.	(20)	(11)	(53)	(37)
Change in current discount rate related to reserve for future policy benefits, net of tax expense (benefit) of $55 and $(19), for the three months ended September 30, 2026 and 2025, respectively, and $68 and $(42), for the nine months ended September 30, 2026 and 2025, respectively.	198	(68)	244	(151)
Change in non-performance risk on market risk benefits, net of tax expense (benefit) of $(36) and $(127), for the three months ended September 30, 2026 and 2025, respectively, and $22 and $(114), for the nine months ended September 30, 2026 and 2025, respectively.	(131)	(458)	81	(411)
Total other comprehensive income (loss)	(2,039)	14	(2,194)	913
Comprehensive income (loss)	(1,169)	105	(1,084)	1,171
Less: Comprehensive income (loss) attributable to noncontrolling interests	12	15	21	27
Comprehensive income (loss) attributable to Jackson Financial Inc.	$(1,181)	$90	$(1,105)	$1,144

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Equity
(Unaudited, in millions)

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of June 30, 2026	$533	$1	$6,401	$(1,897)	$(2,625)	$7,549	$9,962	$512	$10,474

Net income (loss)	—	—	—	—	—	858	858	12	870
Other comprehensive income (loss)	—	—	—	—	(2,039)	—	(2,039)	—	(2,039)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Dividends on preferred stock	—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock	—	—	—	—	—	(61)	(61)	—	(61)
Purchase of treasury stock	—	—	—	(233)	—	—	(233)	—	(233)
Share based compensation	—	—	3	2	—	—	5	—	5
Balances as of September 30, 2026	$533	$1	$6,404	$(2,128)	$(4,664)	$8,335	$8,481	$523	$9,004

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of June 30, 2025	$533	$1	$6,047	$(1,337)	$(2,623)	$7,733	$10,354	$248	$10,602

Net income (loss)	—	—	—	—	—	76	76	15	91
Other comprehensive income (loss)	—	—	—	—	14	—	14	—	14
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	9	9
Dividends on preferred stock	—	—	—	—	—	(11)	(11)	—	(11)
Dividends on common stock	—	—	—	—	—	(56)	(56)	—	(56)
Purchase of treasury stock	—	—	—	(157)	—	—	(157)	—	(157)
Share based compensation	—	—	9	1	—	(1)	9	—	9
Balances as of September 30, 2025	$533	$1	$6,056	$(1,493)	$(2,609)	$7,741	$10,229	$272	$10,501

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2025	$533	$1	$6,063	$(1,645)	$(2,470)	$7,471	$9,953	$389	$10,342

Net income (loss)	—	—	—	—	—	1,089	1,089	21	1,110
Other comprehensive income (loss)	—	—	—	—	(2,194)	—	(2,194)	—	(2,194)
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	113	113
Dividends on preferred stock	—	—	—	—	—	(33)	(33)	—	(33)
Dividends on common stock	—	—	—	—	—	(189)	(189)	—	(189)
Purchase of treasury stock	—	—	—	(687)	—	—	(687)	—	(687)
Issuance of treasury stock	—	—	322	178	—	—	500	—	500
Share based compensation	—	—	19	26	—	(3)	42	—	42
Balances as of September 30, 2026	$533	$1	$6,404	$(2,128)	$(4,664)	$8,335	$8,481	$523	$9,004

					Accumulated
			Additional	Treasury	Other		Total	Non-
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained	Shareholders'	Controlling	Total
	Stock	Stock	Capital	at Cost	Income	Earnings	Equity	Interests	Equity
Balances as of December 31, 2024	$533	$1	$6,046	$(1,007)	$(3,522)	$7,713	$9,764	$218	$9,982

Net income (loss)	—	—	—	—	—	231	231	27	258
Other comprehensive income (loss)	—	—	—	—	913	—	913	—	913
Change in equity of noncontrolling interests	—	—	—	—	—	—	—	27	27
Dividends on preferred stock	—	—	—	—	—	(33)	(33)	—	(33)
Dividends on common stock	—	—	—	—	—	(173)	(173)	—	(173)
Purchase of treasury stock	—	—	—	(517)	—	—	(517)	—	(517)
Share based compensation	—	—	10	31	—	3	44	—	44
Balances as of September 30, 2025	$533	$1	$6,056	$(1,493)	$(2,609)	$7,741	$10,229	$272	$10,501

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,110	$258

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	125	111
Net losses (gains) on derivatives	3,666	2,538
Net losses (gains) on funds withheld reinsurance treaties	290	1,094
Net (gain) loss on market risk benefits	(1,454)	(183)
(Gain) loss from updating future policy benefits cash flow assumptions, net	61	37
Interest credited on other contract holder funds, gross	976	896
Mortality, expense and surrender charges	(376)	(393)
Amortization of discount and premium on investments	(50)	(32)
Deferred income tax expense (benefit)	151	(4)
Share-based compensation	105	106
Change in:
Accrued investment income	(137)	(56)
Deferred acquisition costs	(41)	233
Funds withheld, net of reinsurance	287	108
Future policy benefits	(483)	(396)
Other assets and liabilities, net	81	(180)
Net cash provided by (used in) operating activities	4,311	4,137

Cash flows from investing activities:
Sales, maturities and repayments of:
Debt securities	7,509	6,326
Equity securities	58	46
Mortgage loans	1,582	1,148
Purchases of:
Debt securities	(16,911)	(11,015)
Equity securities	(51)	(21)
Mortgage loans	(2,716)	(1,167)
Settlements related to derivatives and collateral on investments	(291)	(977)
Other investing activities	(161)	(152)
Net cash provided by (used in) investing activities	(10,981)	(5,812)

(continued)
See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$24,179	$19,760
Withdrawals	(34,880)	(30,424)
Net transfers from (to) separate accounts	16,573	14,716
Proceeds from (payments on) repurchase agreements and securities lending	(506)	(520)
Net proceeds from (payments on) Federal Home Loan Bank notes	—	(700)
Settlements related to deferred premium on derivatives	(550)	(7)
Proceeds from debt	750	—
Payments on debt	(5)	(5)
Pre-capitalized trust securities and debt issuance costs	(17)	—
Issuance of debt of consolidated investment entities	136	494
Repayments of debt of consolidated investment entities	(304)	(152)
Contributions from partners of consolidated investments	96	27
Dividends on common stock	(185)	(169)
Dividends on preferred stock	(33)	(33)
Purchase of treasury stock	(687)	(517)
Issuance of treasury stock	500	—
Net cash provided by (used in) financing activities	5,067	2,470

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,603)	795

Cash, cash equivalents, and restricted cash at beginning of period	5,704	3,767
Total cash, cash equivalents, and restricted cash at end of period	$4,101	$4,562

Supplemental cash flow information
Income taxes paid (received)	$(45)	$(11)
Interest paid	$112	$167

Non-cash investing activities
Debt securities acquired from exchanges, payments-in-kind, and similar transactions	$94	$179
TPG Inc. common stock acquired	$150	$—

Non-cash financing activities
Non-cash dividend equivalents on stock-based awards	$(4)	$(4)

Reconciliation to Condensed Consolidated Balance Sheets
Cash and cash equivalents	$4,101	$4,562
Restricted cash (included in Other assets)	—	—
Total cash, cash equivalents, and restricted cash	$4,101	$4,562

See Notes to Condensed Consolidated Financial Statements.

Jackson Financial Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Business and Basis of Presentation

Jackson Financial Inc. ("JFI" or "Jackson Financial") together with its subsidiaries (the "Company," which also may be referred to as "we," "our" or "us"), is a financial services company focused on helping Americans secure their financial futures. Jackson Financial is a Delaware corporation.

Jackson Financial’s primary life insurance subsidiary, Jackson National Life Insurance Company and its insurance subsidiaries (collectively, "Jackson"), is licensed to sell group and individual annuity products (including variable, registered index-linked, fixed index, fixed and payout annuities), and individual life insurance products, including variable universal life, in all 50 states and the District of Columbia. Jackson also participates in the institutional products market through the issuance of guaranteed investment contracts ("GICs") and funding agreements. In addition to Jackson, Jackson Financial’s operating subsidiaries include:

•PPM America, Inc. ("PPM"), a registered investment adviser, is the Company’s investment management operation that manages the majority of the life insurance companies’ general account investment funds. PPM also provides investment services to other institutional clients globally;
•Brooke Life Insurance Company ("Brooke Life"), the direct parent of Jackson, is a Michigan life insurance company licensed to sell life insurance and annuity products in the state of Michigan;
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
Significant wholly-owned subsidiaries of Jackson are as follows:
•Life insurers: Jackson National Life Insurance Company of New York; Squire Reassurance Company II, Inc.; and VFL International Life Company SPC, LTD;
•Registered broker-dealer: Jackson National Life Distributors LLC; and
•Registered investment adviser: Jackson National Asset Management LLC ("JNAM") manages the life insurance companies' separate account funds underlying our variable annuities products, of which the majority of the funds are sub-advised. JNAM manages and oversees those sub-advisers.

The Company's Condensed Consolidated Financial Statements also include other insignificant partnerships, limited liability companies ("LLCs"), and other variable interest entities ("VIEs") in which the Company is deemed the primary beneficiary.

Brooke Life Reinsurance Company

During the first quarter of 2024, Jackson entered into a reinsurance transaction with Brooke Re and all economics of the transaction were effective as of January 1, 2024. The reinsurance transaction primarily provides for the cession from Jackson to Brooke Re of liabilities associated with certain guaranteed benefit riders under variable annuity contracts and similar products of Jackson (constituting "market risk benefits"), both in-force on the effective date of the reinsurance agreement and written in the future (i.e., on a "flow" basis). Since Jackson and Brooke Re are subsidiaries of JFI, the reinsurance transaction eliminates upon consolidation at JFI. For regulatory reporting purposes, Brooke Re utilizes U.S. generally accepted accounting principles ("U.S. GAAP") with necessary modifications, primarily related to market risk benefits, with the intent to increase alignment between assets and liabilities in response to changes in economic factors. The reinsurance transaction and related U.S. GAAP with necessary modifications allows us to mitigate the impact of the cash surrender value floor on Jackson’s total adjusted capital, statutory required capital, and risk-based capital ratio, as well as allow for more efficient economic hedging of the underlying risks of Jackson’s business.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 1. Business and Basis of Presentation
Hickory Brooke Reinsurance Company

During the fourth quarter of 2025, Jackson entered into a reinsurance agreement with Hickory Re, on a quota-share coinsurance basis on certain fixed annuities and fixed index annuities issued by Jackson, including the annuitization of these contracts, with all economics of the transaction effective as of December 1, 2025. Additionally, under the agreement Hickory Re will reinsure Jackson's new sales of fixed annuities and fixed index annuities. Since Jackson and Hickory Re are subsidiaries of JFI, the reinsurance transaction eliminates upon consolidation at JFI. For regulatory reporting purposes, Hickory Re measures the liabilities for assumed contracts using U.S. GAAP methodology with necessary modifications that is intended to increase alignment between assets and liabilities in response to changes in economic factors.

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

Certain accounting policies that significantly affect the determination of the Company's financial condition, results of operations and cash flows, are summarized in the Notes to Consolidated Financial Statements in the 2025 Annual Report.

In the opinion of management, these Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. All material intercompany accounts and transactions have been eliminated upon consolidation. All prior period amounts have been conformed to the current period presentation.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 2. New Accounting Standards

2. New Accounting Standards

Accounting Pronouncements – Issued but Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2024-03, "Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)," which requires disaggregated disclosure of income statement expenses for public business entities. The ASU requires footnote disclosure about specific types of expenses included in certain expense captions presented on the face of the income statement and the total amount of selling expenses on an annual and interim basis. The entity is also required to disclose its definition of selling expenses in annual reporting periods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

In September 2025, the FASB issued ASU 2025-06, "Intangibles – Goodwill and Other – Internal-use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-use Software." Under the new standard, an entity will start capitalizing eligible software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). The amendments in this ASU will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments can be applied on a fully prospective basis, a modified basis for in-process projects, or a fully retrospective basis. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

In December 2025, the FASB issued ASU 2025-08, "Financial Instruments – Credit Losses (Topic 326): Purchased Loans," which requires certain purchased seasoned loans acquired without credit deterioration be accounted for using the gross-up approach in Topic 326 that is currently applied to purchased credit deteriorated ("PCD") financial assets. Under the gross-up approach, the initial allowance for credit losses is established by increasing the amortized cost basis of the loan rather than recognizing a charge to credit loss expense. The amendments in this ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The amendments are to be applied prospectively. The Company plans to adopt the new guidance effective January 1, 2027.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow Scope Improvements," which provides additional guidance on what disclosures should be provided in interim reporting periods, including disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

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

Pretax adjusted operating earnings equals net income adjusted to eliminate the impact of the items described in the following numbered paragraphs. These items are excluded from pretax adjusted operating earnings as they may vary significantly from period to period due to near-term market conditions and, therefore, are not directly comparable or reflective of the underlying performance of our business. We believe that making these exclusions provides investors a better picture of the drivers of our underlying performance.

1.    Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) net gains (losses) on hedging instruments that includes: (a) changes in the fair value of freestanding derivatives and related commissions and expenses used to manage the risk associated with market risk benefits and other benefit features, excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; and (b) investment income and change in fair value of certain non-derivative assets used to manage the risk associated with market risk benefits and other benefit features; and (iii) the movements in reserves, market risk benefits, benefit features accounted for as embedded derivative instruments adjusted to exclude the cost of hedging for certain indexed annuity products, and related claims and benefit payments (excluding impacts of actuarial assumption updates and model enhancements). We believe excluding these items removes the impact to both revenue and related expenses associated with Net Hedging Results.

2.     Amortization of DAC Associated with Non-operating Items at Date of Transition to LDTI: Amortization of the balance of unamortized deferred acquisition costs ("DAC") at January 1, 2021, the date of transition to current Long Duration Targeted Improvements ("LDTI") accounting guidance, associated with items excluded from pretax adjusted operating earnings prior to transition.

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

6.    Other Items: Comprised of: (i) the impact of investments that are consolidated in our financial statements due to U.S. GAAP accounting requirements, such as our investments in collateralized loan obligations ("CLOs"), but for which the consolidation effects are not consistent with our economic interest or exposure to those entities; (ii) the impacts from derivatives not included in Net Hedging Results or Net Realized Investment Gains and Losses (see 1. and 4. above), excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; (iii) investment income (loss) related to mark-to-market on TPG Inc. ("TPG") shares, which are subject to certain sales restrictions; and (iv) one-time or other non-recurring items.

7.    Income Taxes.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
Set forth in the tables below is certain information with respect to the Company’s segments (in millions):

Three Months Ended September 30, 2026	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,158	$—	$100	$11	$1,269
Premiums	17	—	18	—	35
Net investment income	445	144	151	15	755
Other income (loss)	6	—	6	1	13
Total Operating Revenues	1,626	144	275	27	2,072

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	29	—	134	—	163
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	—	22	—	22
Interest credited	153	120	85	—	358
Interest expense	6	—	—	31	37
Asset-based commission expenses	305	—	—	—	305
Other commission expenses	386	—	8	—	394
Sub-advisor expenses	75	—	—	(2)	73
General and administrative expenses	198	1	27	44	270
Deferral of acquisition costs	(330)	—	—	—	(330)
Amortization of deferred acquisition costs	166	—	2	—	168
Total Operating Benefits and Expenses	988	121	278	73	1,460

Pretax Adjusted Operating Earnings	$638	$23	$(3)	$(46)	$612

Three Months Ended September 30, 2025	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$1,144	$—	$104	$11	$1,259
Premiums	14	—	19	—	33
Net investment income	246	148	189	9	592
Other income	7	—	6	2	15
Total Operating Revenues	1,411	148	318	22	1,899

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	20	—	160	—	180
(Gain) loss from updating future policy benefits cash flow assumptions, net	(4)	—	16	—	12
Interest credited	109	116	88	—	313
Interest expense	6	—	—	19	25
Asset-based commission expenses	296	—	—	—	296
Other commission expenses	315	—	8	—	323
Sub-advisor expenses	80	—	—	(2)	78
General and administrative expenses	195	1	28	40	264
Deferral of acquisition costs	(248)	—	1	—	(247)
Amortization of deferred acquisition costs	148	—	2	—	150
Total Operating Benefits and Expenses	917	117	303	57	1,394

Pretax Adjusted Operating Earnings	$494	$31	$15	$(35)	$505

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information

Nine Months Ended September 30, 2026	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$3,409	$—	$305	$32	$3,746
Premiums	40	—	65	—	105
Net investment income	1,153	427	437	50	2,067
Other income (loss)	19	—	17	7	43
Total Operating Revenues	4,621	427	824	89	5,961

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	89	—	440	—	529
(Gain) loss from updating future policy benefits cash flow assumptions, net	(1)	—	58	—	57
Interest credited	401	343	257	—	1,001
Interest expense	17	—	—	72	89
Asset-based commission expenses	898	—	—	—	898
Other commission expenses	1,046	—	23	—	1,069
Sub-advisor expenses	225	—	—	(5)	220
General and administrative expenses	621	4	82	127	834
Deferral of acquisition costs	(887)	—	—	—	(887)
Amortization of deferred acquisition costs	485	—	6	—	491
Total Operating Benefits and Expenses	2,894	347	866	194	4,301

Pretax Adjusted Operating Earnings	$1,727	$80	$(42)	$(105)	$1,660

Nine Months Ended September 30, 2025	Retail Annuities	Institutional Products	Closed Life and Annuity Blocks	Corporate and Other	Total Consolidated
Operating Revenues
Fee income	$3,298	$—	$319	$33	$3,650
Premiums	48	—	69	—	117
Net investment income	637	389	557	28	1,611
Other income	21	—	17	7	45
Total Operating Revenues	4,004	389	962	68	5,423

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	82	—	468	—	550
(Gain) loss from updating future policy benefits cash flow assumptions, net	(8)	—	41	—	33
Interest credited	304	317	275	—	896
Interest expense	17	—	—	58	75
Asset-based commission expenses	853	—	—	—	853
Other commission expenses	756	—	25	—	781
Sub-advisor expenses	238	—	—	(6)	232
General and administrative expenses	584	4	82	127	797
Deferral of acquisition costs	(591)	—	—	—	(591)
Amortization of deferred acquisition costs	438	—	6	—	444
Total Operating Benefits and Expenses	2,673	321	897	179	4,070

Pretax Adjusted Operating Earnings	$1,331	$68	$65	$(111)	$1,353

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
Intersegment eliminations in the above tables are included in the Corporate and Other segment. These include the elimination of investment income between Retail Annuities and the Corporate and Other segments, as well as the elimination from fee income and investment income of investment fees paid by Jackson Financial and its subsidiaries to PPM, which were $29 million and $28 million for the three months ended September 30, 2026 and 2025, respectively, and $84 million and $72 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes the reconciling items from the non-GAAP measure of total operating revenues to the U.S. GAAP measure of total revenues attributable to the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total operating revenues	$2,072	$1,899	$5,961	$5,423
Fees attributed to guarantee benefit reserves	760	765	2,245	2,297
Net gains (losses) on hedging instruments and investments	(1,486)	(1,487)	(4,139)	(3,713)
Investment income (loss) related to mark-to-market on TPG shares	8	—	(50)	—
Net investment income (loss) related to noncontrolling interests	12	15	21	27
Consolidated investments	5	21	3	4
Net investment income on funds withheld assets	171	203	571	657
Total revenues (1)	$1,542	$1,416	$4,612	$4,695
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

The following table summarizes the reconciling items from the non-GAAP measure of total operating benefits and expenses to the U.S. GAAP measure of total benefits and expenses attributable to the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total operating benefits and expenses	$1,460	$1,394	$4,301	$4,070
Net (gain) loss on market risk benefits	(1,071)	(226)	(1,454)	(183)
Benefits attributed to guaranteed benefit features	54	51	170	184
Amortization of DAC related to non-operating revenues and expenses	116	125	355	380
Cost of hedging	(17)	—	(25)	—
Total benefits and expenses	$542	$1,344	$3,347	$4,451

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 3. Segment Information
The following table summarizes the reconciling items, from the non-GAAP measure of pretax adjusted operating earnings to the U.S. GAAP measure of net income attributable to the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pretax adjusted operating earnings	$612	$505	$1,660	$1,353
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Fees attributable to guarantee benefit reserves	760	765	2,245	2,297
Net gains (losses) on hedging instruments	(1,682)	(14)	(1,966)	(843)
Market risk benefits gains (losses), net	1,071	226	1,454	183
Net reserve and embedded derivative movements	64	(1,160)	(1,900)	(1,893)
Total net hedging results	213	(183)	(167)	(256)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(116)	(125)	(355)	(380)
Net realized investment gains (losses)	(60)	(1)	(129)	(37)
Net realized investment gains (losses) on funds withheld assets	166	(379)	(290)	(1,094)
Net investment income on funds withheld assets	171	203	571	657
Other items	2	37	(46)	(26)
Pretax income (loss) attributable to Jackson Financial Inc.	988	57	1,244	217
Income tax expense (benefit)	130	(19)	155	(14)
Net income (loss) attributable to Jackson Financial Inc.	858	76	1,089	231
Less: Dividends on preferred stock	11	11	33	33
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$847	$65	$1,056	$198

The following table summarizes total assets by segment (in millions):

	September 30, 2026	December 31, 2025
Retail Annuities	$312,617	$307,225
Closed Life and Annuity Blocks	26,023	26,988
Institutional Products	13,535	12,869
Corporate and Other	6,184	5,504
Total Assets	$358,359	$352,586

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

At the closing in February 2026, subsidiaries and affiliates of Jackson Financial and TPG entered into non-exclusive investment management arrangements with a 10-year initial term with automatic one-year renewals through year 15 (subject to various termination rights), with TPG providing Investment Grade Asset-Based Finance and Direct Lending investment capabilities to complement the asset management capabilities of PPM America, Inc. ("PPM"), a Jackson Financial subsidiary. The arrangements contemplate certain target AUM levels over time and related investment management fees (including a baseline minimum fee payment), subject to exceptions that the Company is committed to pay during the term of the arrangements and any applicable wind-down period. PPM continues to manage the majority of Jackson’s general account and both Jackson and PPM retain oversight of Jackson’s investment portfolio.

TPG also acquired at the closing a $500 million equity stake in Jackson Financial. See Note 19 - Equity of these Notes to Condensed Consolidated Financial Statements for more information regarding the shares issued to TPG. Additionally, TPG issued to a wholly-owned, indirect subsidiary of Jackson Financial $150 million in TPG common shares, which was reported in equity securities, at fair value on the Condensed Consolidated Balance Sheets. Under the terms of the transaction, TPG and Jackson Financial have agreed to certain limitations on their ability to divest their respective ownership stakes over time.

Debt Securities

The following table sets forth the composition of the fair value of debt securities at September 30, 2026, and December 31, 2025, classified by rating categories as assigned by a nationally recognized statistical rating organization (a "rating agency"), the National Association of Insurance Commissioners (the "NAIC") or, if not rated by such organizations, the Company’s investment advisors. The Company uses the second lowest rating by a rating agency when rating agencies' ratings are not equivalent and, for purposes of the table, if not otherwise rated by a rating agency, the NAIC rating of a security is converted to an equivalent rating agency rating. At September 30, 2026 and December 31, 2025, the carrying value of investments rated by the Company’s consolidated investment advisor totaled $848 million and $606 million, respectively.

	Percent of Total Debt Securities Carrying Value
	September 30, 2026	December 31, 2025
Investment Rating
U.S. government securities	7.8%	5.9%
AAA	4.7%	5.0%
AA	9.2%	9.5%
A	32.2%	32.2%
BBB	40.8%	40.9%
Investment grade	94.7%	93.5%
BB	1.9%	2.5%
B and below	3.4%	4.0%
Below investment grade	5.3%	6.5%
Total debt securities	100.0%	100.0%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

At September 30, 2026 and December 31, 2025, the total carrying value of debt securities in an unrealized loss position consisted of:

	September 30, 2026	December 31, 2025
Investment grade securities	78%	78%
Below investment grade securities	1%	1%
Not rated securities	21%	21%

Unrealized losses on debt securities that were below investment grade or not rated were approximately 19% and 19% of the aggregate gross unrealized losses on available-for-sale debt securities at September 30, 2026 and December 31, 2025, respectively.

Corporate securities in an unrealized loss position were diversified across industries. As of September 30, 2026, the industries accounting for the largest percentage of unrealized losses included utility (20% of corporate gross unrealized losses) and financial services(13%). The largest unrealized loss related to a single corporate obligor was $67 million at September 30, 2026. As of December 31, 2025, the industries accounting for the largest percentage of unrealized losses included utility (18% of corporate gross unrealized losses) and healthcare (13%). The largest unrealized loss related to a single corporate obligor was $55 million at December 31, 2025.

At September 30, 2026 and December 31, 2025, the amortized cost, allowance for credit loss ("ACL"), gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
September 30, 2026	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$5,506	$—	$—	$1,012	$4,494
Other government securities	1,307	—	1	255	1,053
Public utilities	7,537	—	13	850	6,700
Corporate securities	38,257	—	43	3,370	34,930
Residential mortgage-backed	485	1	18	47	455
Commercial mortgage-backed	2,074	1	1	88	1,986
Other asset-backed securities	8,223	2	5	234	7,992
Total debt securities	$63,389	$4	$81	$5,856	$57,610

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2025	Cost (1)	Credit Loss	Gains	Losses	Value
U.S. government securities	$3,854	$—	$2	$851	$3,005
Other government securities	1,254	—	4	193	1,065
Public utilities	6,529	—	75	458	6,146
Corporate securities	34,515	—	443	2,042	32,916
Residential mortgage-backed	445	4	24	23	442
Commercial mortgage-backed	1,873	—	10	54	1,829
Other asset-backed securities	5,491	7	34	130	5,388
Total debt securities	$53,961	$11	$592	$3,751	$50,791

(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The amortized cost, ACL, gross unrealized gains and losses, and fair value of debt securities at September 30, 2026, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities where securities can be called or prepaid with or without early redemption penalties.

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
	Cost (1)	Credit Loss	Gains	Losses	Value
Due in 1 year or less	$3,930	$—	$1	$13	$3,918
Due after 1 year through 5 years	15,501	—	17	634	14,884
Due after 5 years through 10 years	15,198	—	21	893	14,326
Due after 10 years through 20 years	10,143	—	17	1,946	8,214
Due after 20 years	7,835	—	1	2,001	5,835
Residential mortgage-backed	485	1	18	47	455
Commercial mortgage-backed	2,074	1	1	88	1,986
Other asset-backed securities	8,223	2	5	234	7,992
Total	$63,389	$4	$81	$5,856	$57,610
(1) Amortized cost, apart from the carrying value for securities carried at fair value under the fair value option and trading securities.

As required by law in various states in which our business is conducted, securities with a carrying value of $52 million and $57 million at September 30, 2026 and December 31, 2025, respectively, were on deposit with regulatory authorities.

Residential mortgage-backed securities ("RMBS") include certain RMBS that are collateralized by residential mortgage loans and are neither expressly nor implicitly guaranteed by U.S. government agencies ("non-agency RMBS"). The Company’s non-agency RMBS include investments in securities backed by prime, Alt-A, and subprime loans, as follows (in millions):

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
September 30, 2026	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$259	$1	$2	$23	$237
Alt-A	19	—	12	7	24
Subprime	36	—	4	—	40
Total non-agency RMBS	$314	$1	$18	$30	$301

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized	Fair
December 31, 2025	Cost (1)	Credit Loss	Gains	Losses	Value
Prime	$280	$2	$3	$13	$268
Alt-A	23	2	16	2	35
Subprime	7	—	4	—	11
Total non-agency RMBS	$310	$4	$23	$15	$314

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

Accrued interest receivables are presented separate from the amortized cost basis of debt securities. Accrued interest receivables that are determined to be uncollectible are written off with a corresponding reduction to net investment income. Accrued interest written off was nil and $3 million for the three and nine months ended September 30, 2026, and $4 million and $5 million for the three and nine months ended September 30, 2025.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table summarizes the gross unrealized losses of debt securities, fair value, and number of securities, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position (dollars in millions):

	September 30, 2026			December 31, 2025
	Less than 12 months			Less than 12 months
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$19	$2,037	33	$2	$68	16
Other government securities	14	282	104	1	48	7
Public utilities	176	3,326	306	7	419	44
Corporate securities	866	19,753	1,885	44	2,300	240
Residential mortgage-backed	15	234	112	2	43	21
Commercial mortgage-backed	22	960	109	2	163	30
Other asset-backed securities	111	4,305	252	16	673	69
Total temporarily impaired securities	$1,223	$30,897	2,801	$74	$3,714	427

	12 months or longer			12 months or longer
	Gross	Fair Value		Gross	Fair Value
	Unrealized		# of	Unrealized		# of
	Losses		securities	Losses		securities
U.S. government securities	$993	$2,092	18	$849	$2,263	20
Other government securities	241	724	97	192	887	107
Public utilities	674	2,980	387	451	3,383	415
Corporate securities	2,504	9,710	1,311	1,998	12,130	1,502
Residential mortgage-backed	32	125	146	21	172	166
Commercial mortgage-backed	66	708	110	52	801	117
Other asset-backed securities	123	1,010	128	114	1,249	147
Total temporarily impaired securities	$4,633	$17,349	2,197	$3,677	$20,885	2,474

	Total			Total
	Gross			Gross
	Unrealized	Fair	# of	Unrealized	Fair	# of
	Losses	Value	securities (1)	Losses	Value	securities (1)
U.S. government securities	$1,012	$4,129	46	$851	$2,331	31
Other government securities	255	1,006	198	193	935	113
Public utilities	850	6,306	659	458	3,802	454
Corporate securities	3,370	29,463	3,031	2,042	14,430	1,706
Residential mortgage-backed	47	359	257	23	215	187
Commercial mortgage-backed	88	1,668	208	54	964	146
Other asset-backed securities	234	5,315	376	130	1,922	211
Total temporarily impaired securities	$5,856	$48,246	4,775	$3,751	$24,599	2,848
(1) Certain securities contain multiple lots and fit the criteria of both aging groups.

Debt securities in an unrealized loss position as of September 30, 2026, did not require an impairment recognized in earnings as (i) the Company did not intend to sell these debt securities, (ii) it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation, the Company believes it has the ability to generate adequate amounts of cash from normal operations to meet cash requirements with a reasonable margin of safety without requiring the sale of these securities.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
As of September 30, 2026, unrealized losses associated with debt securities are primarily due to widening credit spreads or rising risk-free rates since purchase. As described below, the Company performed analyses of the financial performance of the underlying issues in an unrealized loss position and believes that recovery of the entire amortized cost of each such security is expected.

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
•the existence, and realizable value, of any collateral backing the obligations;
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The roll-forward of the allowance for credit loss for available-for-sale securities by sector is as follows (in millions):

Three Months Ended September 30, 2026	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at July 1, 2026	$—	$—	$—	$5	$1	$—	$18	$24
Additions for which credit loss was not previously recorded	—	—	—	7	—	1	2	10
Changes for securities with previously recorded credit loss	—	—	—	1	—	—	18	19
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	(7)	—	—	(36)	(43)
Reductions for securities disposed	—	—	—	(6)	—	—	—	(6)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at September 30, 2026 (2)	$—	$—	$—	$—	$1	$1	$2	$4

Three Months Ended September 30, 2025	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at July 1, 2025	$—	$—	$—	$8	$4	$—	$—	$12
Additions for which credit loss was not previously recorded	—	—	—	—	—	—	—	—
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	12	12
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	(12)	(12)
Reductions for securities disposed	—	—	—	—	(1)	—	—	(1)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at September 30, 2025 (2)	$—	$—	$—	$8	$3	$—	$—	$11

Nine Months Ended September 30, 2026	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2026	$—	$—	$—	$—	$4	$—	$7	$11
Additions for which credit loss was not previously recorded	—	—	—	13	—	1	2	16
Changes for securities with previously recorded credit loss	—	—	—	—	(1)	—	54	53
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	(7)	—	—	(54)	(61)
Reductions for securities disposed	—	—	—	(6)	(2)	—	(7)	(15)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	—	—	—
Balance at September 30, 2026 (2)	$—	$—	$—	$—	$1	$1	$2	$4

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

Nine Months Ended September 30, 2025	US government securities	Other government securities	Public utilities	Corporate securities	Residential mortgage-backed	Commercial mortgage-backed	Other asset-backed securities	Total
Balance at January 1, 2025	$—	$—	$—	$8	$6	$—	$25	$39
Additions for which credit loss was not previously recorded	—	—	—	—	—	1	—	1
Changes for securities with previously recorded credit loss	—	—	—	—	—	—	40	40
Additions for purchases of PCD debt securities (1)	—	—	—	—	—	—	—	—
Reductions from charge-offs	—	—	—	—	—	—	(65)	(65)
Reductions for securities disposed	—	—	—	—	(3)	—	—	(3)
Securities intended/required to be sold before recovery of amortized cost basis	—	—	—	—	—	(1)	—	(1)
Balance at September 30, 2025 (2)	$—	$—	$—	$8	$3	$—	$—	$11

(1) Represents purchased credit-deteriorated ("PCD") fixed maturity available-for-sale securities.
(2) Accrued interest receivable on debt securities totaled $589 million and $493 million as of September 30, 2026 and 2025, respectively, and was excluded from the determination of credit losses for the three and nine months ended September 30, 2026 and 2025.

Net Investment Income

The sources of net investment income were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Debt securities (1)	$582	$520	$1,672	$1,366
Equity securities (2)	7	2	(44)	8
Mortgage loans	114	90	317	261
Policy loans	16	17	46	50
Limited partnerships	38	69	85	129
Other investment income	51	61	166	167
Total investment income excluding funds withheld assets	808	759	2,242	1,981
Investment expenses (3)	(93)	(106)	(259)	(309)
Net investment income excluding funds withheld assets	715	653	1,983	1,672
Net investment income on funds withheld assets (see Note 8)	171	203	571	657
Net investment income	$886	$856	$2,554	$2,329
(1) Includes changes in fair value gains (losses) on trading securities and includes $(66) million and $(112) million for the three and nine months ended September 30, 2026, respectively, and $14 million and $(60) million for the three and nine months ended September 30, 2025, respectively, related to the change in fair value for securities carried under the fair value option.
(2) Includes changes in fair value of TPG common stock. See discussion above on our Long-term Strategic Partnership with TPG.
(3) Includes expenses from consolidated variable interest entities, which includes changes in fair value of notes issued by those entities, of $(44) million and $(116) million for the three and nine months ended September 30, 2026, respectively, and $(46) million and $(120) million for the three and nine months ended September 30, 2025, respectively.

Unrealized gains (losses) included in investment income that were recognized on equity securities held were nil and $6 million for the three months ended September 30, 2026 and 2025, respectively, and $(58) million and $8 million for the nine months ended September 30, 2026 and 2025, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Net Gains (Losses) on Derivatives and Investments

The following table summarizes net gains (losses) on derivatives and investments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Available-for-sale securities
Realized gains on sale	$34	$10	$45	$17
Realized losses on sale	(60)	(8)	(79)	(31)
Credit loss income (expense)	(19)	—	(35)	—
Credit loss income (expense) on mortgage loans	(15)	(2)	(61)	(23)
Other (1)	3	64	5	(74)
Net gains (losses) excluding derivatives and funds withheld assets	(57)	64	(125)	(111)
Net gains (losses) on derivative instruments (see Note 5)	(1,530)	(1,196)	(3,666)	(2,538)
Net gains (losses) on derivatives and investments	(1,587)	(1,132)	(3,791)	(2,649)

Net gains (losses) on funds withheld reinsurance treaties (see Note 8)	166	(379)	(290)	(1,094)
Total net gains (losses) on derivatives and investments	$(1,421)	$(1,511)	$(4,081)	$(3,743)

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
Net gains (losses) on funds withheld reinsurance treaties represents income (loss) from the sale of investments held in segregated funds withheld accounts in support of reinsurance agreements for which Jackson retains legal ownership of the underlying investments. These gains (losses) are increased or decreased by:
•changes in the embedded derivative liability related to the Athene Life Re Ltd. ("Athene") funds withheld coinsurance agreement (the "Athene Reinsurance Transaction"),
•changes in the related funds withheld payable, as all economic performance of the investments held in the segregated accounts inure to the benefit of the reinsurers under the respective reinsurance agreements, and
•amortization of the difference between book value and fair value of the investments as of the effective date of the reinsurance agreements.

The aggregate fair value of securities sold at a loss for the three and nine months ended September 30, 2026, was $506 million and $1.7 billion, which was approximately 90% and 93% of book value, respectively. The aggregate fair value of securities sold at a loss for the three and nine months ended September 30, 2025 was $283 million and $1.5 billion, which was approximately 95% and 95% of book value, respectively.

Proceeds from sales of available-for-sale debt securities were $0.7 billion and $2.6 billion during the three and nine months ended September 30, 2026, respectively, and $0.9 billion and $2.7 billion during the three and nine months ended September 30, 2025, respectively.

Consolidated Variable Interest Entities ("VIEs")

The Company concluded that the following entities are VIEs and that the Company is the primary beneficiary as it has both the power to direct the most significant activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In each case, the Company’s exposure to loss is limited to the capital invested plus unfunded capital commitments. Creditors of the consolidated VIEs do not have recourse to the general credit of the Company:

•PPM Loan Management Holding Company 2, LLC and PPM CLO Opportunities Manager I LLC are affiliated LLCs used to facilitate the issuance of collateralized loan obligations ("CLOs"). PPM CLO Opportunities Fund was funded in August 2026. These LLCs are consolidated on a one-month lag due to the timing of when information is available from the VIE.

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

Asset and liability information for the consolidated VIEs included on the Condensed Consolidated Balance Sheets is as follows (in millions):

	September 30, 2026	December 31, 2025
Assets
Debt securities, at fair value under fair value option	$2,607	$2,698
Equity securities	11	6
Other invested assets	1,368	979
Cash and cash equivalents	100	154
Other assets	40	51
Total assets	$4,126	$3,888

Liabilities
Notes issued by consolidated VIEs, at fair value under fair value option	$2,466	$2,578
Other liabilities	205	258
Total liabilities	$2,671	$2,836

Equity
Noncontrolling interests	$523	$389

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

•The carrying amounts of the Company’s investments in certain LPs and LLCs are recognized in other invested assets on the Condensed Consolidated Balance Sheets. Unfunded capital commitments for these investments are detailed in Note 16 of these Notes to Condensed Consolidated Financial Statements. The Company’s exposure to loss was limited to $3,176 million and $2,709 million as of September 30, 2026 and December 31, 2025, respectively, representing the aggregate capital invested and unfunded capital commitments related to the LPs and LLCs at those dates. The capital invested in an LP or LLC equals the original capital contributed, increased for additional capital contributed after the initial investment, and reduced for any returns of capital from the LP or LLC. LPs and LLCs are carried at fair value.

•The Company's investments in certain mutual funds are recognized in equity securities on the Condensed Consolidated Balance Sheets and were $49 million and $21 million as of September 30, 2026 and December 31, 2025, respectively. The Company’s maximum exposure to loss on these mutual funds is limited to the amortized cost for these investments.

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

Commercial and Residential Mortgage Loans

The following table shows commercial mortgage loans, residential mortgage loans, and the respective accrued interest thereon (in millions):

	September 30, 2026	December 31, 2025
Commercial mortgage loans (1)	$9,413	$8,957
Accrued interest receivable on commercial mortgage loans	37	34
Residential mortgage loans (2)	1,855	1,254
Accrued interest receivable on residential mortgage loans	19	13
(1) Net of an allowance for credit losses of $163 million and $117 million at each date, respectively.
(2) Net of an allowance for credit losses of $28 million and $16 million at each date, respectively.

At September 30, 2026, commercial mortgage loans were collateralized by properties located in 35 states, the District of Columbia, and Europe, while residential mortgage loans were collateralized by properties located in 48 states, the District of Columbia, Mexico, and Europe.

Evaluation for Credit Losses on Mortgage Loans

The Company reviews mortgage loans that are not carried at fair value under the fair value option on a quarterly basis to estimate the ACL with changes in the ACL recorded in net gains (losses) on derivatives and investments. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. The Company utilizes a third-party forecasting model to estimate lifetime expected credit losses at a loan level for mortgage loans. The model forecasts net operating income and property values for the economic scenario selected. The debt service coverage ratios ("DSCR") and loan to values ("LTV") are calculated over the forecastable period by comparing the projected net operating income and property valuations to the loan payment and principal amounts of each loan. The model utilizes historical mortgage loan performance based on DSCR and LTV to derive probability of default and expected losses based on the economic scenario that is similar to the Company’s expectations of economic factors such as unemployment, gross domestic product growth, and interest rates. The Company determined the forecastable period to be reasonable and supportable for a period of two years beyond the end of the reporting period. Over the following one-year period, the model reverts to the historical performance of the portfolio for the remainder of the contractual term of the loans. In cases where the Company does not have an appropriate length of historical performance, the relevant historical rate from an index or the lifetime expected credit loss calculated from the model may be used.

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

The following table provides the change in the allowance for credit losses in the Company’s mortgage loan portfolios (in millions):

Three Months Ended September 30, 2026	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at July 1, 2026	$50	$15	$31	$26	$33	$2	$19	$176
Charge offs, net of recoveries	—	—	—	—	—	—	—	—
Reductions for mortgages disposed	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(23)	3	42	(6)	(9)	(1)	9	15
Balance at September 30, 2026 (1) (2)	$27	$18	$73	$20	$24	$1	$28	$191

Three Months Ended September 30, 2025	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at July 1, 2025	$18	$10	$42	$24	$26	$2	$15	$137
Charge offs, net of recoveries	—	(4)	(3)	—	—	—	—	(7)
Reductions for mortgages disposed	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	17	10	(15)	(13)	6	1	7	13
Balance at September 30, 2025 (1) (2)	$35	$16	$24	$11	$32	$3	$22	$143

Nine Months Ended September 30, 2026	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2026	$32	$11	$28	$17	$27	$2	$16	$133
Charge offs, net of recoveries	(1)	—	(9)	—	—	—	—	(10)
Reductions for mortgages disposed	—	—	—	—	—	—	—	—
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	(4)	7	54	3	(3)	(1)	12	68
Balance at September 30, 2026 (1) (2)	$27	$18	$73	$20	$24	$1	$28	$191

Nine Months Ended September 30, 2025	Apartment	Hotel	Office	Retail	Warehouse	Other	Residential Mortgage	Total
Balance at January 1, 2025	$23	$7	$44	$19	$20	$3	$5	$121
Charge offs, net of recoveries	—	(4)	(9)	—	—	—	—	(13)
Reductions for mortgages disposed	(1)	—	—	(1)	—	—	—	(2)
Additions from purchase of PCD mortgage loans	—	—	—	—	—	—	—	—
Provision (release)	13	13	(11)	(7)	12	—	17	37
Balance at September 30, 2025 (1) (2)	$35	$16	$24	$11	$32	$3	$22	$143

(1) Accrued interest receivable totaled $56 million and $43 million as of September 30, 2026 and 2025, respectively, and was excluded from the determination of credit losses.
(2) Accrued interest amounting to $1 million and $2 million was written off as of September 30, 2026 and 2025, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The following table provides information about our residential mortgage loans in process of foreclosure (in millions):

	September 30, 2026	December 31, 2025
Recorded investment (1)	$24	$38
Unpaid principal balance	26	45
Related loan allowance	—	1
Average recorded investment	28	29
Investment income recognized	—	1

(1) At September 30, 2026 and December 31, 2025, includes $4 million and $4 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.

The following tables provide information about the credit quality with vintage year and category of mortgage loans (dollars in millions):

	September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
Commercial mortgage loans
Loan to value ratios (1):
Less than 70%	$1,737	$1,322	$633	$523	$441	$3,937	$—	$8,593	91%
70% - 80%	30	—	—	14	132	397	—	573	6%
80% - 100%	—	—	—	—	34	91	—	125	2%
Greater than 100%	—	3	—	—	45	74	—	122	1%
Total commercial mortgage loans	1,767	1,325	633	537	652	4,499	—	9,413	100%

Debt service coverage ratios (2):
Greater than 1.20x	1,404	1,246	633	431	519	3,942	—	8,175	87%
1.00x - 1.20x	236	35	—	90	44	366	—	771	8%
Less than 1.00x	127	—	—	16	89	165	—	397	4%
Non-income producing properties	—	44	—	—	—	26	—	70	1%
Total commercial mortgage loans	1,767	1,325	633	537	652	4,499	—	9,413	100%

Residential mortgage loans
Performing	857	396	157	4	10	386	—	1,810	98%
Nonperforming	2	5	3	6	5	24	—	45	2%
Total residential mortgage loans	859	401	160	10	15	410	—	1,855	100%

Total mortgage loans	$2,626	$1,726	$793	$547	$667	$4,909	$—	$11,268	100%
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

	Accruing Loans (1)
September 30, 2026	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$3,447	$2	$—	$14	$3,463	$—	$—
Hotel	805	—	—	—	805	—	—
Office	998	9	—	—	1,007	—	—
Retail	1,395	—	—	—	1,395	—	—
Warehouse	2,557	—	—	—	2,557	—	—
Other	349	—	—	—	349	—	—
Total commercial	9,551	11	—	14	9,576	—	—
Residential (2)	1,787	42	17	37	1,883	—	—
Total	$11,338	$53	$17	$51	11,459	$—	$—
ACL					(191)
Total with ACL					$11,268

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments

	Accruing Loans (1)
December 31, 2025	Current	30-89 Days Past Due (2)	90 Days or Greater Past Due (2)	Non-accrual Loans (1)	Total Loans (1)	Non-accrual Loans with No Allowance (1)	Interest Income on Non-accrual Loans
Apartment	$2,866	$—	$—	$—	$2,866	$—	$—
Hotel	789	—	—	—	789	—	—
Office	1,062	—	—	109	1,171	—	—
Retail	1,664	—	—	—	1,664	—	—
Warehouse	2,217	—	—	—	2,217	—	—
Other	367	—	—	—	367	—	—
Total commercial	8,965	—	—	109	9,074	—	—
Residential (2)	1,124	69	16	61	1,270	—	2
Total	$10,089	$69	$16	$170	$10,344	$—	$2
ACL					(133)
Total with ACL					$10,211

(1) Amortized cost or fair value for loans carried at fair value under the fair value option.
(2) At September 30, 2026 and December 31, 2025, includes $16 million and $19 million, respectively, of loans 30-89 days past due and $17 million and $16 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides information about the mortgage loans modified during the periods indicated to borrowers experiencing financial difficulty (dollars in millions):

Term Extension
	Amortized Cost Basis	Percent of Total Class
Three Months Ended September 30, 2026
Commercial mortgage loans	$—	—%

Three Months Ended September 30, 2025
Commercial mortgage loans	$—	—%

	Term Extension
	Amortized Cost Basis	Percent of Total Class
Nine Months Ended September 30, 2026
Commercial mortgage loans	$10	—%

Nine Months Ended September 30, 2025
Commercial mortgage loans	$—	—%

As of September 30, 2026, the above modified loans had $8 million of unfunded commitments.
The following table describes the financial effect of the modifications made to the loans noted above:

Term Extension
Financial Effect
Nine Months Ended September 30, 2026
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in millions):

	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
September 30, 2026
Commercial mortgage loans	$—	$10	$—

September 30, 2025
Commercial mortgage loans	$—	$—	$—

As of September 30, 2026 and 2025, stressed mortgage loans for which the Company is dependent, or expects to be dependent, on the underlying property to satisfy repayment were $20 million and $5 million, respectively.

Policy Loans

Policy loans are loans the Company issues to contract holders that use the cash surrender value of their life insurance policy or annuity contract as collateral. At September 30, 2026 and December 31, 2025, $3.5 billion and $3.5 billion, respectively, of these loans were carried at fair value, which the Company believes is equal to unpaid principal balances, plus accrued investment income. At both September 30, 2026 and December 31, 2025, the Company had $0.9 billion of policy loans not held as collateral for reinsurance, which were carried at the unpaid principal balances.

Other Invested Assets

Other invested assets primarily include investments in:

•Federal Home Loan Bank of Indianapolis ("FHLBI") capital stock, which is carried at cost and adjusted for any impairment. At September 30, 2026 and December 31, 2025, FHLBI capital stock had a carrying value of $90 million and $119 million, respectively;
•limited partnerships ("LPs"), which are carried at values determined by using the proportion of the Company’s investment in each fund (Net Asset Value ("NAV") equivalent) as a practical expedient for fair value, and generally are recorded on a three-month lag, with changes in value included in net investment income. At September 30, 2026 and December 31, 2025, investments in LPs had carrying values of $3.2 billion and $2.8 billion, respectively; and
•real estate, which is carried at the lower of depreciated cost or fair value, and real estate occupied by the Company is carried at depreciated cost. At September 30, 2026 and December 31, 2025, real estate totaling $220 million and $230 million, respectively, included foreclosed properties with a book value of $15 million and $20 million at September 30, 2026 and December 31, 2025, respectively.

Securities Lending

The Company has entered into securities lending agreements with agent banks whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of September 30, 2026 and December 31, 2025, the estimated fair value of loaned securities was $28 million and $34 million, respectively. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. At September 30, 2026 and December 31, 2025, cash collateral received in the amount of $29 million and $35 million, respectively, was invested by the agent banks and included in cash and cash equivalents of the Company. A securities lending payable for the overnight and continuous loans is included in liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 4. Investments
Repurchase Agreements

The Company routinely enters into repurchase agreements whereby the Company agrees to sell and repurchase securities. These agreements are accounted for as financing transactions, with the assets and associated liabilities included in the Condensed Consolidated Balance Sheets.

At September 30, 2026 and December 31, 2025, the outstanding repurchase agreement balance was $0.5 billion and $1.0 billion, respectively, having maturities within 30 days, and was included within repurchase agreements and securities lending payable in the Condensed Consolidated Balance Sheets. These repurchase agreements were collateralized with U.S. Treasury securities and corporate securities of $0.5 billion and $1.0 billion, respectively, at September 30, 2026 and December 31, 2025.

Interest expense totaled nil and $3 million for the three and nine months ended September 30, 2026, respectively, and $14 million and $42 million for the three and nine months ended September 30, 2025, respectively, and is included within net investment income.

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

At September 30, 2026 and December 31, 2025, the fair value of the U.S. treasuries received was $1.4 billion and $1.5 billion, collateralized with corporate securities with a fair value of $1.6 billion and $1.6 billion, respectively. Subsequently, the Company provided these U.S. Treasury securities as collateral for derivative trades, and they are included as part of the derivative collateral disclosures.

In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral. Gross interest income of $14 million and $17 million and gross interest expense of $16 million and $19 million for the three months ended September 30, 2026 and 2025, respectively, and gross interest income of $42 million and $50 million and gross interest expense of $49 million and $57 million for the nine months ended September 30, 2026 and 2025, respectively, are included within net investment income.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
5. Derivative Instruments

The Company’s business model includes the acceptance, monitoring and mitigation of risk in its exposures to equity market and interest rate movements, foreign exchange rates and other asset or liability prices. The Company uses derivative instruments to mitigate or reduce these risks in accordance with established policies and goals. The Company’s derivative holdings, while effective in managing defined risks, are not structured to meet accounting requirements to be designated as hedging instruments. As a result, freestanding derivatives are carried at fair value with changes recorded in net gains (losses) on derivatives and investments.

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

A summary of the aggregate contractual or notional amounts and fair values of the Company’s freestanding and embedded derivative instruments are as follows (in millions):

	September 30, 2026
	Assets		Liabilities
	Contractual/	Assets	Liabilities	Net
	Notional	Fair	Fair	Fair Value
	Amount (1)	Value	Value	Asset (Liability)
Freestanding derivatives
Cross-currency swaps	$1,729	$114	$100	$14
Equity index call options	2,500	16	—	16
Equity index futures (2)	49,722	—	—	—
Equity index put options	10,000	45	—	45
Interest rate swaps - cleared (2)	6,565	—	—	—
Interest rate futures (2)	16,475	—	—	—
Total return swaps	6,244	41	316	(275)
Bond forwards	8,705	—	804	(804)
Total freestanding derivatives	101,940	216	1,220	(1,004)
Embedded derivatives
Fixed index annuity embedded derivatives (3)	N/A	—	805	(805)
Registered index linked annuity embedded derivatives (3)	N/A	—	8,663	(8,663)
Total embedded derivatives	N/A	—	9,468	(9,468)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	158	7	1	6
Cross-currency forwards	654	6	10	(4)
Funds withheld embedded derivative (4)	N/A	1,983	—	1,983
Total derivatives related to funds withheld under reinsurance treaties	812	1,996	11	1,985
Total	$102,752	$2,212	$10,699	$(8,487)

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The following table reflects the results of the Company’s derivatives, including gains (losses) and change in fair value of freestanding derivative instruments and embedded derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives excluding funds withheld under reinsurance treaties and non-qualified voluntary deferred compensation plan
Cross-currency swaps	$(17)	$(52)	$(12)	$33
Equity index call options	(27)	—	(34)	—
Equity index futures	69	1	877	(465)
Equity index put options	(110)	(146)	(483)	(457)
Interest rate swaps	202	(11)	268	26
Interest rate futures	(898)	86	(1,013)	15
Total return swaps	63	(127)	(584)	(191)
Bond forwards	(914)	162	(930)	210
Fixed index annuity embedded derivatives	(6)	(7)	(32)	(18)
Registered index linked annuity embedded derivatives	108	(1,102)	(1,723)	(1,691)
Total net gains (losses) on derivative instruments excluding derivative instruments related to funds withheld under reinsurance treaties	(1,530)	(1,196)	(3,666)	(2,538)
Derivatives related to funds withheld under reinsurance treaties
Cross-currency swaps	(3)	3	(3)	(7)
Cross-currency forwards	1	10	3	(46)
Funds withheld embedded derivative	332	(195)	231	(526)
Total net gains (losses) on derivative instruments related to funds withheld under reinsurance treaties	330	(182)	231	(579)
Total net gains (losses) on derivative instruments including derivative instruments related to funds withheld under reinsurance treaties	$(1,200)	$(1,378)	$(3,435)	$(3,117)

Derivatives related to non-qualified voluntary deferred compensation plan
Equity index futures	$1	$13	$10	$13
Total return swaps	(7)	4	15	4
Total operating costs and other expenses related to non-qualified voluntary deferred compensation plan	$(6)	$17	$25	$17

All the Company’s trade agreements for freestanding, over-the-counter derivatives contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the counterparty’s credit rating declines below an established limit.

At September 30, 2026 and December 31, 2025, the fair value of the Company’s net non-cleared, over-the-counter derivative assets by counterparty were $18 million and $151 million, respectively, and held collateral was $7 million and $130 million, respectively, related to these agreements.

At September 30, 2026 and December 31, 2025, the fair value of the Company’s net non-cleared, over-the-counter derivative liabilities by counterparty were $1,209 million and $237 million, respectively, and provided collateral was $1,200 million and $295 million, respectively, related to these agreements.

If all of the downgrade provisions had been triggered at September 30, 2026 and December 31, 2025, in aggregate, the Company would have had to disburse $9 million and nil, respectively, and would have been allowed to claim $12 million and $79 million, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 5. Derivative Instruments
The Company pledged collateral of $2,131 million and $1,403 million as of September 30, 2026 and December 31, 2025, respectively, for initial margin related to uncleared margin for over-the-counter derivatives and exchange-traded futures. Variation margin on exchange traded futures is settled through the netting of cash paid/received for variation margin against the fair value of the trades.

The Company purchases equity options for which option premium payments are deferred (deferred premium options). The deferred premiums, along with interest incurred thereon, are payable at contract termination. During the nine months ended September 30, 2026 and 2025, the Company deferred option premiums totaling $464 million and $229 million, respectively. The purchase of these options is a non-cash transaction. Upon maturity, payment of the deferred premium is reported as a cash flow from financing activities.

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

The following tables present the gross and net information about the Company’s financial instruments subject to master netting arrangements (in millions):

	September 30, 2026
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

				Financial Instruments (1)	Cash Collateral	Securities Collateral (2)	Net Amount

Financial Assets:
Freestanding derivative assets	$229	$—	$229	$211	$5	$—	$13
Financial Liabilities:
Freestanding derivative liabilities	$1,231	$—	$1,231	$22	$3	$1,173	$33
Derivative deferred premium payable	188	—	188	188	—	—	—
Securities lending	29	—	29	—	29	—	—
Repurchase agreements	500	—	500	—	—	500	—
Repurchase agreements - collateral upgrade	1,416	(1,416)	—	—	—	—	—
Total financial liabilities	$3,364	$(1,416)	$1,948	$210	$32	$1,673	$33

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

In the above tables, the amounts of assets or liabilities presented in the Company’s Condensed Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements with any remaining amount reduced by the amount of cash and securities collateral. The actual amount of collateral may be greater than amounts presented in the tables. The above tables exclude:
•net embedded derivative liabilities of $9,468 million and $6,906 million as of September 30, 2026 and December 31, 2025, respectively, as these derivatives are not subject to master netting arrangements; and
•the funds withheld embedded derivative asset (liability) of $1,983 million and $1,752 million at September 30, 2026 and December 31, 2025, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
6. Fair Value Measurements

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in millions):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities (1)	$57,610	$57,610	$50,791	$50,791
Equity securities	257	257	172	172
Mortgage loans (1)	11,268	10,797	10,211	9,948
Limited partnerships	3,198	3,198	2,836	2,836
Policy loans (1)	4,398	4,398	4,426	4,426
Freestanding derivative instruments	229	229	448	448
FHLBI capital stock	90	90	119	119
Cash and cash equivalents	4,101	4,101	5,704	5,704
Reinsurance recoverable on market risk benefits	87	87	118	118
Market risk benefit assets	8,489	8,489	7,867	7,867
Separate account assets	237,319	237,319	236,496	236,496

Liabilities
Annuity reserves (2)	54,411	49,921	45,965	45,458
Market risk benefit liabilities	2,920	2,920	3,754	3,754
Guaranteed investment contracts and funding agreements (3)	11,432	11,062	11,021	11,077
Funds withheld payable under reinsurance treaties (1)	13,066	13,066	14,960	14,960
Debt	2,769	2,461	2,030	1,877
Securities lending payable (4)	29	29	35	35
Freestanding derivative instruments	1,231	1,231	257	257
Notes issued by consolidated VIEs	2,466	2,466	2,578	2,578
Repurchase agreements (4)	500	500	1,001	1,001
Separate account liabilities	237,319	237,319	236,496	236,496

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

For those securities that were internally valued at September 30, 2026 and December 31, 2025, the pricing model used by the Company utilizes current spread levels of similarly rated securities to determine the market discount rate for the security. Furthermore, appropriate risk premiums for illiquidity and non-performance are incorporated in the discount rate. Cash flows, as estimated by the Company using issuer-specific default statistics and prepayment assumptions, are discounted to determine an estimated fair value.

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

Limited Partnerships

Fair values for limited partnership interests, which are included in other invested assets, are generally determined using the proportion of the Company’s investment in the value of the net assets of each fund ("NAV equivalent") as a practical expedient for fair value and generally are recorded on a three-month lag. No adjustments to these amounts were deemed necessary at September 30, 2026 and December 31, 2025. As a result of using that practical expedient, limited partnership interests are not classified in the fair value hierarchy.

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

The Company has ceded the guaranteed minimum income benefit ("GMIB") features elected on certain annuity contracts to an unrelated party. The GMIBs ceded under this reinsurance treaty are classified as a MRB in their entirety. The reinsurance contract is measured at fair value and reported in Reinsurance recoverable on market risk benefits. Changes in fair value are recorded in Market risk benefits (gains) losses, net. Due to the inability to economically reinsure or hedge new issues of the GMIB, the Company discontinued offering the benefit in 2009.

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

At each valuation date, the fair value calculation reflects expected returns based on treasury rates as of that date to determine the value of expected future cash flows produced in a stochastic process. Volatility assumptions are based on available market data for implied market volatility for durations up to five years, grading to a historical volatility level by year 10, where such long-term historical volatility levels contain an explicit risk margin. Non-performance risk is incorporated into the calculation through the adjustment of the risk-free rate curve based on credit spreads for debt and debt-like instruments issued by the Company or its insurance operating subsidiaries, adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries. Risk margins are also incorporated into the model assumptions, particularly for policyholder behavior. Estimates of future policyholder behavior are subjective and are based primarily on the Company’s experience.

As markets change, mature and evolve and actual policyholder behavior emerges, management evaluates the appropriateness of its assumptions for the fair value model.

The use of the models and assumptions described above for variable annuities requires a significant amount of judgment. Management believes this results in an amount that the Company would be required to transfer for a liability, or receive for an asset, to or from a willing buyer or seller, if one existed, for those market participants to assume the risks associated with the guaranteed benefits and the related reinsurance. However, the ultimate settlement amount of the asset or liability, which is currently unknown, could likely be significantly different than this fair value.

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

Fair Value Option

The Company elected the fair value option for:
•Debt securities reflected on the Company’s Condensed Consolidated Balance Sheets as debt securities related to:
◦certain consolidated investments totaling $2,607 million and $2,698 million at September 30, 2026 and December 31, 2025, respectively.
◦certain debt securities the Company began purchasing during the third quarter of 2024, for purposes of mitigating components of exposure to changes in the value of certain MRBs. The Company elected the fair value option on these debt securities, with changes in fair value reflected in net income, to align with the corresponding changes in the value of the MRBs recognized through net income. These debt securities totaled $416 million and $766 million at September 30, 2026 and December 31, 2025, respectively.

•Certain funds withheld assets, which are held as collateral for reinsurance, totaling $4,272 million and $3,867 million at September 30, 2026 and December 31, 2025, respectively, as discussed above, and include mortgage loans as discussed below.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected after December 31, 2021, were as follows (in millions):

	September 30, 2026	December 31, 2025
Fair value	$557	$324
Aggregate contractual principal	576	330

As of September 30, 2026, no loans in good standing for which the fair value option was elected were in non-accrual status, and no loans were more than 90 days past due and still accruing interest.

•Notes issued by consolidated VIEs totaling $2,466 million and $2,578 million at September 30, 2026 and December 31, 2025, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

Income and changes in unrealized gains and losses on other assets for which the Company has elected the fair value option are immaterial to the Company’s Condensed Consolidated Financial Statements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities that are carried at fair value by hierarchy levels (in millions):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Debt securities
U.S. government securities	$4,494	$4,494	$—	$—
Other government securities	1,053	—	1,053	—
Public utilities	6,700	—	6,700	—
Corporate securities	34,930	—	34,808	122
Residential mortgage-backed	455	—	455	—
Commercial mortgage-backed	1,986	—	1,971	15
Other asset-backed securities	7,992	—	7,617	375
Equity securities	257	110	135	12
Mortgage loans	557	—	—	557
Limited partnerships (1)	324	—	—	324
Policy loans	3,535	—	—	3,535
Freestanding derivative instruments	229	—	229	—
Cash and cash equivalents	4,101	4,101	—	—
Reinsurance recoverable on market risk benefits	87	—	—	87
Market risk benefit assets	8,489	—	—	8,489
Separate account assets	237,319	—	237,319	—
Total	$312,508	$8,705	$290,287	$13,516

Liabilities
Embedded derivative liabilities (2)	$9,468	$—	$9,468	$—
Funds withheld payable under reinsurance treaties (3)	1,741	—	—	1,741
Freestanding derivative instruments	1,231	—	1,231	—
Notes issued by consolidated VIEs	2,466	—	2,466	—
Market risk benefit liabilities	2,920	—	—	2,920
Total	$17,826	$—	$13,165	$4,661

(1) Excludes $2,874 million of limited partnership investments measured at NAV equivalent.

(2) Includes the embedded derivative liabilities of $8,663 million related to RILA and $805 million liability related to fixed index annuities, both included in other contract holder funds on the Condensed Consolidated Balance Sheets.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

Level 3 Assets and Liabilities by Price Source

The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources (in millions):

	September 30, 2026
Assets	Total	Internal	External
Debt securities:
Corporate	$122	$8	$114
Commercial mortgage-backed	15	—	15
Other asset-backed securities	375	68	307
Equity securities	12	1	11
Mortgage loans	557	—	557
Limited partnerships	324	1	323
Policy loans	3,535	3,535	—
Reinsurance recoverable on market risk benefits	87	87	—
Market risk benefit assets	8,489	8,489	—
Total	$13,516	$12,189	$1,327

Liabilities
Funds withheld payable under reinsurance treaties (1)	1,741	1,741	—
Market risk benefit liabilities	2,920	2,920	—
Total	$4,661	$4,661	$—

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents quantitative information on internally-priced Level 3 assets and liabilities that use significant unobservable inputs (dollar amounts in millions):

As of September 30, 2026
	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Assumption or Input Range	Impact of Increase in Input on Fair Value
Assets
Reinsurance recoverable on market risk benefits	$87	Discounted cash flow	Mortality(1)	0.01% - 23.31%	Increase
			Lapse(2)	1.51% - 13.43%	Increase
			Utilization(3)	0.00% - 50.00%	Decrease
			Withdrawal(4)	41.00% - 48.50%	Decrease
			Non-performance risk adjustment(5)	0.28% - 1.05%	Increase
			Long-term Equity Volatility(6)	17.50% - 23.50%	Decrease

Market risk benefit assets	$8,489	Discounted cash flow	Mortality(1)	0.00% - 28.14%	Increase
			Lapse(2)	0.05% - 51.00%	Increase
			Utilization(3)	0.00% - 100.00%	Decrease
			Withdrawal(4)	4.15% - 100.00%	Decrease
			Non-performance risk adjustment(5)	0.77% - 1.84%	Increase
			Long-term Equity Volatility(6)	17.50% - 23.50%	Decrease

Liabilities
Market risk benefit liabilities	$2,920	Discounted cash flow	Mortality(1)	0.00% - 28.14%	Decrease
			Lapse(2)	0.05% - 51.00%	Decrease
			Utilization(3)	0.00% - 100.00%	Increase
			Withdrawal(4)	4.15% - 100.00%	Increase
			Non-performance risk adjustment(5)	0.77% - 1.84%	Decrease
			Long-term Equity Volatility(6)	17.50% - 23.50%	Increase
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

•Investments: At September 30, 2026 and December 31, 2025, $77 million and $117 million, respectively, of debt securities, equity securities, and limited partnerships are fair valued using techniques incorporating unobservable inputs and are classified in Level 3 of the fair value hierarchy. For these assets, their unobservable inputs and ranges of possible inputs do not materially affect their fair valuations and have been excluded from the quantitative information in the tables above.

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

The tables below (in millions) provide roll-forwards for the three and nine months ended September 30, 2026 and 2025, of the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement. Gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors. The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instruments hedging the related risks may not be classified within the same fair value hierarchy level as the associated assets and liabilities. Therefore, the impact of the derivative instruments reported in Level 3 may vary significantly from the total income effect of the hedged instruments.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		July 1,	Income	Comprehensive	and	(out of)	September 30,
Three Months Ended September 30, 2026		2026	(Loss)	Income (Loss)	Settlements	Level 3	2026
Assets
	Debt securities
	Corporate securities	$134	$(7)	$(5)	$26	$(26)	$122
	Commercial mortgage-backed	—	—	—	15	—	15
	Other asset-backed securities	284	(29)	14	68	38	375
	Equity securities	10	2	—	—	—	12
	Mortgage loans	595	8	—	(46)	—	557
	Limited partnerships	314	8	—	2	—	324
	Policy loans	3,617	62	—	(144)	—	3,535
	Reinsurance recoverable on market risk benefits	109	(22)	—	—	—	87
	Market risk benefit assets	8,046	443	—	—	—	8,489

Liabilities
	Funds withheld payable under reinsurance treaties	(2,155)	269	—	145	—	(1,741)
	Market risk benefit liabilities	(3,368)	650	(167)	(35)	—	(2,920)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		July 1,	Income	Comprehensive	and	(out of)	September 30,
Three Months Ended September 30, 2025		2025	(Loss)	Income (Loss)	Settlements	Level 3	2025
Assets
	Debt securities
	Corporate securities	$374	$(1)	$2	$(1)	$23	$397
	Other asset-backed securities	852	(12)	5	(34)	(335)	476
	Equity securities	7	—	—	—	—	7
	Mortgage loans	393	(2)	—	(42)	—	349
	Limited partnerships	205	6	—	73	—	284
	Policy loans	3,540	73	—	(21)	—	3,592
	Reinsurance recoverable on market risk benefits	111	5	—	—	—	116
	Market risk benefit assets	8,721	(200)	—	—	—	8,521

Liabilities
	Funds withheld payable under reinsurance treaties	(1,784)	(269)	—	66	—	(1,987)
	Market risk benefit liabilities	(3,569)	421	(585)	—	—	(3,733)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	September 30,
Nine Months Ended September 30, 2026		2026	(Loss)	Income (Loss)	Settlements	Level 3	2026
Assets
	Debt securities
	Corporate securities	$346	$(2)	$(4)	$(159)	$(59)	$122
	Commercial mortgage-backed	—	—	—	15	—	15
	Other asset-backed securities	426	(46)	7	15	(27)	375
	Equity securities	7	5	—	—	—	12
	Mortgage loans	324	(2)	—	235	—	557
	Limited partnerships	250	28	—	16	30	324
	Policy loans	3,537	135	—	(137)	—	3,535
	Reinsurance recoverable on market risk benefits	118	(31)	—	—	—	87
	Market risk benefit assets	7,867	622	—	—	—	8,489

Liabilities
	Funds withheld payable under reinsurance treaties	(1,971)	94	—	136	—	(1,741)
	Market risk benefit liabilities	(3,754)	863	103	(132)	—	(2,920)

			Total Realized/Unrealized Gains (Losses) Included in
					Purchases,
		Fair Value			Sales,	Transfers	Fair Value
		as of	Net	Other	Issuances	in and/or	as of
		January 1,	Income	Comprehensive	and	(out of)	September 30,
Nine Months Ended September 30, 2025		2025	(Loss)	Income (Loss)	Settlements	Level 3	2025
Assets
	Debt securities
	Public utilities	$44	$—	$—	$(44)	$—	$—
	Corporate securities	274	9	5	96	13	397
	Other asset-backed securities	661	(64)	33	111	(265)	476
	Equity securities	7	—	—	—	—	7
	Mortgage loans	449	5	—	(105)	—	349
	Limited partnerships	195	15	—	74	—	284
	Policy loans	3,489	144	—	(41)	—	3,592
	Reinsurance recoverable on market risk benefits	121	(5)	—	—	—	116
	Market risk benefit assets	8,899	(378)	—	—	—	8,521

Liabilities
	Funds withheld payable under reinsurance treaties	(1,353)	(673)	—	39	—	(1,987)
	Market risk benefit liabilities	(3,774)	566	(525)	—	—	(3,733)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The components of the amounts included in purchases, sales, issuances and settlements for the three and nine months ended September 30, 2026 and 2025, shown above are as follows (in millions):

Three Months Ended September 30, 2026	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$27	$(1)	$—	$—	$26
Commercial mortgage-backed	15	—	—	—	15
Other asset-backed securities	78	(10)	—	—	68
Mortgage loans	9	(55)	—	—	(46)
Limited partnerships	2	—	—	—	2
Policy loans	—	—	7	(151)	(144)
Total	$131	$(66)	$7	$(151)	$(79)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(360)	$505	$145
Market risk benefit liabilities	—	—	(35)	—	(35)
Total	$—	$—	$(395)	$505	$110

Three Months Ended September 30, 2025	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$80	$(81)	$—	$—	$(1)
Residential mortgage-backed	4	(4)	—	—	—
Other asset-backed securities	75	(109)	—	—	(34)
Mortgage loans	13	(55)	—	—	(42)
Limited partnerships	74	(1)	—	—	73
Policy loans	—	—	7	(28)	(21)
Total	$246	$(250)	$7	$(28)	$(25)

Liabilities
Funds withheld payable under reinsurance treaties	—	—	(374)	440	66

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements

Nine Months Ended September 30, 2026	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Corporate securities	$37	$(196)	$—	$—	$(159)
Commercial mortgage-backed	15	—	—	—	15
Other asset-backed securities	154	(139)	—	—	15
Mortgage loans	449	(214)	—	—	235
Limited partnerships	16	—	—	—	16
Policy loans	—	—	96	(233)	(137)
Total	$671	$(549)	$96	$(233)	$(15)

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(731)	$867	$136
Market risk benefit liabilities	—	—	(132)	—	(132)
Total	$—	$—	$(863)	$867	$4

Nine Months Ended September 30, 2025	Purchases	Sales	Issuances	Settlements	Total
Assets
Debt securities
Public utilities	$—	$(44)	$—	$—	$(44)
Corporate securities	185	(89)	—	—	96
Residential mortgage-backed	4	(4)	—	—	—
Other asset-backed securities	445	(334)	—	—	111
Mortgage loans	112	(217)	—	—	(105)
Limited partnerships	75	(1)	—	—	74
Policy loans	—	—	79	(120)	(41)
Total	$821	$(689)	$79	$(120)	$91

Liabilities
Funds withheld payable under reinsurance treaties	$—	$—	$(752)	$791	$39

For the three and nine months ended September 30, 2026, transfers from Level 3 to Level 2 of the fair value hierarchy were $55 million and $110 million, transfers from Level 2 to Level 3 were $68 million and $24 million, and transfers from NAV to Level 3 were nil and $30 million.

For the three and nine months ended September 30, 2025, transfers from Level 3 to Level 2 of the fair value hierarchy were $341 million and $283 million, transfers from Level 2 to Level 3 were $29 million and $31 million, and transfers from NAV to Level 3 were nil and nil.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
The portion of gains (losses) included in net income (loss) or OCI attributable to the change in unrealized gains and losses on Level 3 financial instruments still held was as follows (in millions):

	Three Months Ended September 30,
	2026		2025
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$(7)	$(5)	$—	$1
Other asset-backed securities	(29)	14	(13)	5
Equity securities	2	—	—	—
Mortgage loans	(8)	—	(2)	—
Limited partnerships	8	—	6	—
Policy loans	62	—	73	—
Reinsurance recoverable on market risk benefits	(22)	—	5	—
Market risk benefit assets	443	—	(200)	—

Liabilities
Funds withheld payable under reinsurance treaties	269	—	(269)	—
Market risk benefit liabilities	650	(167)	421	(585)

	Nine Months Ended September 30,
	2026		2025
	Included in Net Income	Included in OCI	Included in Net Income	Included in OCI
Assets
Debt securities
Corporate securities	$(2)	$(9)	$10	$4
Other asset-backed securities	(46)	(11)	(64)	32
Equity securities	5	—	—	—
Mortgage loans	(2)	—	5	—
Limited partnerships	28	—	15	—
Policy loans	135	—	144	—
Reinsurance recoverable on market risk benefits	(31)	—	(5)	—
Market risk benefit assets	622	—	(378)	—

Liabilities
Funds withheld payable under reinsurance treaties	94	—	(673)	—
Market risk benefit liabilities	863	103	566	(525)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 6. Fair Value Measurements
Fair Value of Financial Instruments Carried at Other Than Fair Value

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value (in millions):

	September 30, 2026
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$10,711	$10,240	$—	$—	$10,240
Policy loans	863	863	—	—	863
FHLBI capital stock	90	90	90	—	—

Liabilities
Annuity reserves (1)	$44,943	$40,453	$—	$—	$40,453
Guaranteed investment contracts and funding agreements (2)	11,432	11,062	—	—	11,062
Funds withheld payable under reinsurance treaties	11,325	11,325	—	—	11,325
Debt	2,769	2,461	—	2,461	—
Securities lending payable (3)	29	29	—	29	—
Repurchase agreements (3)	500	500	—	500	—
Separate account liabilities (4)	237,319	237,319	—	237,319	—

	December 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets
Mortgage loans	$9,887	$9,624	$—	$—	$9,624
Policy loans	889	889	—	—	889
FHLBI capital stock	119	119	119	—	—

Liabilities
Annuity reserves (1)	$39,059	$38,552	$—	$—	$38,552
Guaranteed investment contracts and funding agreements (2)	11,021	11,077	—	—	11,077
Funds withheld payable under reinsurance treaties	12,989	12,989	—	—	12,989
Debt	2,030	1,877	—	1,877	—
Securities lending payable (3)	35	35	—	35	—
Repurchase agreements (3)	1,001	1,001	—	1,001	—
Separate account liabilities (4)	236,496	236,496	—	236,496	—

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

•Policy Loans: As described under "Policy Loans" in Note 4 – Investments of these Notes to Condensed Consolidated Financial Statements, due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The non-reinsurance related component of policy loans has been classified as Level 3 within the fair value hierarchy.

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

The following table presents the roll-forward of DAC (in millions). The current period amortization is based on the end of the period estimates of mortality and persistency. The amortization pattern is revised on a prospective basis at the beginning of the period based on the period’s actual experience.

	Nine Months Ended September 30,	Year Ended December 31,
	2026	2025
Variable Annuities
Balance, beginning of period	$10,810	$11,314
Deferrals of acquisition costs	480	526
Amortization	(760)	(1,030)
Variable Annuities balance, end of period	$10,530	$10,810

RILA
Balance, beginning of period	$637	$399
Deferrals of acquisition costs	307	294
Amortization	(68)	(56)
RILA balance, end of period	$876	$637

Reconciliation of total DAC
Variable Annuities balance, end of period	$10,530	$10,810
RILA balance, end of period	876	637
Other product lines, end of period	294	213
Total balance, end of period	$11,700	$11,660

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

Athene Reinsurance

The Company entered into a funds withheld coinsurance agreement with Athene effective June 1, 2020, to reinsure on a 100% quota share basis, a block of Jackson’s in-force fixed and fixed-index annuity product liabilities in exchange for a $1.2 billion ceding commission. The coinsurance with funds withheld agreement ("the coinsurance agreement") required Jackson to establish a segregated account in which the investments supporting the ceded obligations are maintained. While the economic benefits of the investments flow to Athene, Jackson retains physical possession and legal ownership of the investments supporting the reserve. Further, the investments in the segregated account are not available to settle any policyholder obligations other than those specifically covered by the coinsurance agreement and are not available to settle obligations to general creditors of Jackson. The profit and loss with respect to obligations ceded to Athene are included in periodic net settlements pursuant to the coinsurance agreement. To further support its obligations under the coinsurance agreement, Athene procured $1.1 billion in letters of credit for Jackson’s benefit and established a trust account for Jackson’s benefit, which had a book value of approximately $66 million at September 30, 2026.

Swiss Re Reinsurance

Jackson has three retrocession reinsurance agreements ("retro treaties") with Swiss Reinsurance Company Ltd. ("SRZ"). Pursuant to these retro treaties, Jackson ceded certain blocks of business to SRZ on a 100% coinsurance with funds withheld basis, subject to pre-existing reinsurance with other parties. As a result of the retro treaties with SRZ, Jackson withholds certain assets, primarily in the form of policy loans and debt securities, as collateral for the reinsurance recoverable.

The Company has also acquired certain blocks of business that are closed to new business and wholly ceded to non-affiliates. These include both direct and assumed accident and health businesses, direct and assumed life insurance business, and certain institutional annuities.

GMIB Reinsurance

The Company’s guaranteed minimum income benefits ("GMIBs") are reinsured with an unrelated party. Reinsured GMIBs are subject to aggregate annual claim limits. Deductibles also apply on reinsurance of GMIB business issued since March 1, 2005. The Company discontinued offering the GMIB in 2009.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance
The Company regularly monitors the financial strength ratings of its reinsurers. At September 30, 2026 and December 31, 2025, the Company had an ACL of $32 million and $30 million, respectively, on its reinsurance recoverables, which are reported net of ACL on the Condensed Consolidated Balance Sheets. The ACL considers the credit quality of the reinsurer and is generally determined based on probability of default and loss given default assumptions, after considering any applicable collateral arrangements.

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

Components of the Company’s reinsurance recoverable excluding MRBs were as follows (in millions):

	September 30,	December 31,
	2026	2025
Reserves:
Life	$5,002	$5,164
Accident and health	427	525
Annuity benefits (1)	11,461	13,196
Claims liability and other	624	633
Total	$17,514	$19,518
(1)     Annuity benefits primarily attributable to fixed and fixed index annuities reinsured with Athene.

Components of the Company’s reinsurance recoverable on market risk benefits were as follows (in millions):

	September 30,	December 31,
	2026	2025
Variable annuity	$23	$41
Other product lines	64	77
Total	$87	$118

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

The following assets and liabilities were held in support of reserves associated with the Company’s funds withheld reinsurance agreements and were reported in the respective financial statement line items on the Condensed Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2026	2025
Assets
Debt securities, available-for-sale	$6,156	$7,947
Debt securities, at fair value under the fair value option	180	6
Equity securities	45	88
Mortgage loans	1,774	2,102
Mortgage loans, at fair value under the fair value option	557	324
Policy loans	3,548	3,548
Freestanding derivative instruments, net	2	(4)
Other invested assets	685	712
Cash and cash equivalents	258	375
Accrued investment income	78	92
Other assets and liabilities, net	(7)	5
Total assets (1)	$13,276	$15,195

Liabilities
Funds held under reinsurance treaties (2)	$13,066	$14,960
Total liabilities	$13,066	$14,960
(1) Certain assets are reported at amortized cost while the fair value of those assets is reported in the embedded derivative in the funds withheld liability.
(2) Includes funds withheld embedded derivative asset (liability) of $1,983 million and $1,752 million at September 30, 2026 and December 31, 2025, respectively.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 8. Reinsurance

The sources of income related to funds withheld under reinsurance treaties reported in net investment income in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Debt securities (1)	$77	$92	$246	$286
Equity securities	(2)	5	(3)	6
Mortgage loans (2)	34	30	87	114
Policy loans	63	84	236	250
Limited partnerships	7	2	30	29
Other investment income	2	2	7	9
Total investment income on funds withheld assets	181	215	603	694
Other investment expenses on funds withheld assets (3)	(10)	(12)	(32)	(37)
Total net investment income on funds withheld reinsurance treaties	$171	$203	$571	$657

(1)    Includes $(2) million and $(2) million for the three and nine months ended September 30, 2026, respectively, and nil and $1 million for the three and nine months ended September 30, 2025, respectively, related to the change in fair value for securities carried under the fair value option.
(2)    Includes $(1) million and $(2) million for the three and nine months ended September 30, 2026, respectively, and $(1) million and $6 million for the three and nine months ended September 30, 2025, respectively, related to the change in fair value for mortgage loans carried under the fair value option.
(3)    Includes management fees.

The gains and losses on funds withheld reinsurance treaties as a component of net gains (losses) on derivatives and investments in the Condensed Consolidated Income Statements were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Available-for-sale securities
Realized gains on sale	$8	$1	$11	$9
Realized losses on sale	(16)	(11)	(83)	(85)
Credit loss expense	(4)	(11)	(19)	(38)
Credit loss expense on mortgage loans	—	(9)	(7)	(12)
Other	(1)	(9)	(7)	13
Net gains (losses) on non-derivative investments	(13)	(39)	(105)	(113)
Net gains (losses) on derivative instruments	(2)	13	—	(53)
Net gains (losses) on funds withheld payable under reinsurance treaties (1)	181	(353)	(185)	(928)
Total net gains (losses) on derivatives and investments	$166	$(379)	$(290)	$(1,094)

(1) Includes the Athene embedded derivative gain (loss) of $332 million and $231 million for the three and nine months ended September 30, 2026, respectively, and $(195) million and $(526) million for the three and nine months ended September 30, 2025, respectively.

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

The Company establishes cohorts, or groupings used to measure reserves for future policy benefits. In determining such cohorts, the Company considers both qualitative and quantitative factors, including the issue year, type of product, product features, and legal entity.

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

Other Future Policy Benefits and Claims Payable

In conjunction with a prior acquisition, the Company recorded a fair value adjustment at acquisition related to certain annuity and interest-sensitive liability blocks of business to reflect the cost of the interest guarantees within the in-force liabilities, based on the difference between the guaranteed interest rate and at purchase assumed new money guaranteed interest rate. This adjustment is included in other future policy benefits and claims payable as disclosed in the table below. This liability is re-measured at the end of each period, taking into account changes in the in-force block. Any resulting change in the liability is recorded as a gain (loss) from updating future policy benefits cash flow assumptions, net through the Condensed Consolidated Income Statements.

In addition, annuity and life claims liabilities in the course of settlement are included in other future policy benefits and claims payable as disclosed in the table below.

The following table summarizes the Company’s reserves for future policy benefits and claims payable balances (in millions):

	September 30,	December 31,
	2026	2025
Reserves for future policy benefits
Payout Annuities	$1,137	$1,169
Closed Block Life	3,190	3,580
Closed Block Annuity	3,264	3,647
Reserves for future policy benefits	7,591	8,396
Additional liabilities
Closed Block Life	1,137	1,195
Other future policy benefits and claims payable	1,391	1,305
Reserves for future policy benefits and claims payable	$10,119	$10,896

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following tables present the roll-forward of components of reserves for future policy benefits (in millions):

	Present Value of Expected Net Premiums
	Nine Months Ended September 30,			Year Ended December 31,
	2026			2025
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$—	$998	$—	$—	$847	$—
Beginning of period cumulative effect of changes in discount rate assumptions	—	86	—	—	125	—
Beginning balance at original discount rate	—	1,084	—	—	972	—
Effect of changes in cash flow assumptions	—	—	—	—	232	—
Effect of actual variances from expected experience	—	(21)	—	—	(33)	—
Balance adjusted for variances from expectation	—	1,063	—	—	1,171	—
Issuances	—	2	—	—	2	—
Interest accrual	—	29	—	—	35	—
Net premiums collected	—	(92)	—	—	(124)	—
Ending balance at original discount rate	—	1,002	—	—	1,084	—
End of period cumulative effect of changes in discount rate assumptions	—	(136)	—	—	(86)	—
Balance, end of period	$—	$866	$—	$—	$998	$—

The effect of actual variances from expected experience of $21 million and $33 million for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively, was mainly attributed to slightly lower actual premiums versus expected premiums related to our closed block products, which are mostly reinsured, resulting in an immaterial net impact to the reserve balance.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable

	Present Value of Expected Future Policy Benefits
	Nine Months Ended September 30,			Year Ended December 31,
	2026			2025
	Payout	Closed Block	Closed Block	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity	Annuities	Life	Annuity
Balance, beginning of period	$1,169	$4,578	$3,647	$1,095	$4,425	$3,837
Beginning of period cumulative effect of changes in discount rate assumptions	58	671	157	100	806	255
Beginning balance at original discount rate (including DPL of $110, nil and $546 in September 30, 2026, and $91, nil and $588 in December 31, 2025 for payout annuities, closed block life and closed block annuity, respectively)	1,227	5,249	3,804	1,195	5,231	4,092
Effect of changes in cash flow assumptions	—	—	—	(20)	414	(8)
Effect of actual variances from expected experience	(3)	19	7	(16)	(30)	6
Balance adjusted for variances from expectation	1,224	5,268	3,811	1,159	5,615	4,090
Issuances	118	7	—	171	8	—
Interest accrual	36	115	119	47	150	169
Benefits payments	(124)	(438)	(327)	(150)	(524)	(455)
Ending balance of original discount rate (including DPL of $104, nil and $510 in September 30, 2026, and $110, nil and $546 in December 31, 2025 for payout annuities, closed block life and closed block annuity, respectively)	1,254	4,952	3,603	1,227	5,249	3,804
End of period cumulative effect of changes in discount rate assumptions	(117)	(896)	(339)	(58)	(671)	(157)
Balance, end of period	$1,137	$4,056	$3,264	$1,169	$4,578	$3,647

Reserves for future policy benefits	1,137	3,190	3,264	1,169	3,580	3,647
Less: Reinsurance recoverable	132	1,816	4	128	2,012	4
Reserves for future policy benefits, after reinsurance recoverable	$1,005	$1,374	$3,260	$1,041	$1,568	$3,643

The following table presents the weighted average duration of the reserves for future policy benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	Payout	Closed Block	Closed Block
	Annuities	Life	Annuity
September 30, 2026
Weighted average duration (years)	5.9	6.4	6.1
December 31, 2025
Weighted average duration (years)	6.2	6.8	6.5

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

	September 30, 2026		December 31, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future benefit payments	$1,606	$1,033	$1,547	$1,059
Expected future gross premiums	$—	$—	$—	$—
Closed Block Life
Expected future benefit payments	$6,441	$4,171	$6,875	$4,696
Expected future gross premiums	$3,528	$2,104	$3,810	$2,429
Closed Block Annuity
Expected future benefit payments	$4,362	$2,754	$4,618	$3,101
Expected future gross premiums	$—	$—	$—	$—

The following table presents the amount of revenue and interest related to non-participating traditional and limited-pay insurance contracts recognized in the Condensed Consolidated Income Statements (in millions):

	Gross Premiums		Interest Expense
	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Payout Annuities	$40	$67	$36	$47
Closed Block Life	199	295	86	115
Closed Block Annuity	2	(2)	119	169
Total	$241	$360	$241	$331

The following table presents the weighted average interest rate for the reserves for future policy benefits at the cohort level for the locked-in discount rate (interest accretion rate), and current discount rate, weighted by the cohort's benefit reserve amount:

	September 30, 2026	December 31, 2025
Payout Annuities
Interest accretion rate	4.41%	4.26%
Current discount rate	6.22%	5.10%
Closed Block Life
Interest accretion rate	3.07%	3.08%
Current discount rate	6.32%	5.31%
Closed Block Annuity
Interest accretion rate	4.40%	4.40%
Current discount rate	6.26%	5.16%

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 9. Reserves for Future Policy Benefits and Claims Payable
The following table presents a roll-forward of Closed Block Life additional liabilities for annuitization, death and other insurance benefits (in millions):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Balance, beginning of period	$1,195	$1,184
Beginning of period cumulative effect of changes in shadow adjustments	14	23
Beginning balance excluding shadow	1,209	1,207
Effect of changes in cash flow assumptions	—	5
Effect of actual variances from expected experience	22	33
Interest accrual	43	58
Net assessments collected	(80)	(94)
Ending balance excluding shadow	1,194	1,209
End of period cumulative effect of changes in shadow adjustments	(57)	(14)
Balance, end of period	$1,137	$1,195

The following table presents the weighted average duration of Closed Block Life additional liabilities for annuitization, death and other insurance benefits. The weighted average duration represents average cohort-level duration weighted by the benefit reserves amount:

	September 30, 2026	December 31, 2025
Weighted average duration (years)	8.6	8.7

The following table presents assessments and interest expense of Closed Block Life additional liabilities for annuitization, death and other insurance benefits recognized in the Condensed Consolidated Income Statements (in millions):

	Assessments		Interest Expense
	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Additional liability for annuitization, death and other insurance benefits	$(80)	$(94)	$43	$58

The following table presents the weighted average current discount rate of Closed Block Life additional liabilities for annuitization, death and other insurance benefits, applied at the cohort level weighted by reserve benefit amount:

	September 30, 2026	December 31, 2025
Weighted average current discount rate	4.99%	5.00%

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
The Company’s institutional products business is comprised of GICs, funding agreements backed by medium-term notes ("FABN funding agreements"), funding agreements backed by commercial paper ("FABCP funding agreements"), and funding agreements issued in conjunction with the Company's participation in the U.S. Federal Home Loan Bank ("FHLB") program ("FHLB funding agreements") described below.

•FABN funding agreements: Jackson has established a funding agreement-backed note ("FABN") program, pursuant to which a special purpose statutory business trust may issue medium-term notes and deposit the proceeds with Jackson pursuant to a funding agreement issued by Jackson to the trust. In May 2026, the JNL board approved a $15.0 billion Global Debt Issuance program under which capacity will renew as notes mature (which differs from the way we previously administered the program, where capacity did not renew as notes matured). The carrying values of the FABN funding agreements at September 30, 2026 and December 31, 2025, totaled $8.3 billion and $8.0 billion, respectively.

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

•FABCP funding agreements: In the second quarter of 2025, Jackson established an FABCP funding agreement program, pursuant to which a special purpose limited liability company may issue commercial paper and deposit the proceeds with Jackson under funding agreements issued by Jackson to the limited liability company. The current maximum aggregate principal amount permitted to be outstanding at any one time under the program is $3.0 billion. As of September 30, 2026 and December 31, 2025, the Company had $719 million and $626 million outstanding under the program.

•FHLB funding agreements: Jackson is a member of the FHLBI primarily for the purpose of participating in the bank’s mortgage-collateralized loan advance program with long-term funding facilities. Advances are in the form of funding agreements issued to, and short-term and long-term borrowings from, FHLBI. At September 30, 2026 and December 31, 2025, the Company held $90 million and $119 million of FHLBI capital stock, respectively, supporting $2.0 billion and $1.9 billion in FHLB funding agreements and short-term and long-term borrowings at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, the FHLB funding agreements and short-term and long-term borrowings were collateralized by mortgage-related securities and commercial mortgage loans with a carrying value of $3.1 billion and $2.8 billion, respectively.

The following table presents the liabilities for other contract holder funds (in millions):

	September 30, 2026	December 31, 2025
Variable Annuity	$5,962	$6,351
RILA	28,830	20,282
Fixed Annuity	9,157	9,494
Fixed Index Annuities	8,655	7,946
Payout Annuity	827	854
Closed Block Life	10,228	10,494
Closed Block Annuity	997	1,057
Institutional Products	11,432	11,021
Other Product Lines	161	164
Total other contract holder funds	$76,249	$67,663

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
The following table presents a roll-forward of other contract holder funds, gross of reinsurance (in millions):

				Fixed		Closed	Closed
	Variable		Fixed	Index	Payout	Block	Block
	Annuity	RILA	Annuity	Annuities	Annuity	Life	Annuity	Total
Balance as of January 1, 2026	$6,351	$20,282	$9,494	$7,946	$854	$10,494	$1,057	$56,478
Deposits	601	7,321	414	1,958	130	193	2	10,619
Surrenders, withdrawals and benefits	(1,719)	(575)	(906)	(1,299)	(178)	(538)	(90)	(5,305)
Net transfers from (to) separate accounts	649	—	—	—	—	—	—	649
Investment performance / change in value of equity option	—	1,723	—	69	—	—	—	1,792
Interest credited	116	79	266	128	21	451	29	1,090
Policy charges and other	(36)	—	(111)	(147)	—	(372)	(1)	(667)
Balance as of September 30, 2026	$5,962	$28,830	$9,157	$8,655	$827	$10,228	$997	$64,656

				Fixed		Closed	Closed
	Variable		Fixed	Index	Payout	Block	Block
	Annuity	RILA	Annuity	Annuities	Annuity	Life	Annuity	Total
Balance as of January 1, 2025	$7,206	$11,685	$9,615	$8,515	$844	$10,750	$1,149	$49,764
Deposits	855	6,926	1,085	816	220	272	3	10,177
Surrenders, withdrawals and benefits	(2,204)	(399)	(1,392)	(1,596)	(238)	(655)	(132)	(6,616)
Net transfers from (to) separate accounts	372	—	—	—	—	—	—	372
Investment performance / change in value of equity option	—	2,002	—	156	—	—	—	2,158
Interest credited	182	66	350	150	28	631	38	1,445
Policy charges and other	(60)	2	(164)	(95)	—	(504)	(1)	(822)
Balance as of December 31, 2025	$6,351	$20,282	$9,494	$7,946	$854	$10,494	$1,057	$56,478

The following table presents weighted average crediting rate, net amount at risk, and cash surrender value of contract holder account balances (dollars in millions):

				Fixed		Closed	Closed
	Variable		Fixed	Index	Payout	Block	Block
	Annuity	RILA	Annuity	Annuities	Annuity	Life	Annuity
September 30, 2026
Weighted-average crediting rate (1)	2.59%	0.37%	3.87%	1.97%	3.39%	5.88%	3.88%
Net amount at risk (2)	$—	$—	$—	$—	$—	$14,126	$—
Cash surrender value (3)	$5,878	$28,893	$8,940	$8,439	$—	$10,180	$997
December 31, 2025
Weighted-average crediting rate (1)	2.87%	0.33%	3.69%	1.89%	3.28%	6.01%	3.60%
Net amount at risk (2)	$—	$—	$—	$—	$—	$14,750	$—
Cash surrender value (3)	$6,330	$19,736	$9,277	$7,711	$—	$10,445	$1,057
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds
At September 30, 2026 and December 31, 2025, excluding reinsurance business, approximately 91% and 93%, respectively, of the Company’s annuity account values correspond to crediting rates that are at the minimum guaranteed interest rates. At September 30, 2026 and December 31, 2025, excluding reinsurance business, approximately 82% and 82%, respectively, of the Company’s closed block life account values correspond to crediting rates that are at the minimum guaranteed interest rates.

The following table presents contract holder account balances invested in fixed account funds by range of guaranteed minimum crediting rates and the related range of the difference between rates being credited to other contract holder funds and the respective guaranteed minimums (in millions):

	September 30, 2026
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	4,009	—	169	—	4,178
Greater than 2.50%	1,784	—	—	—	1,784
Total	$5,793	$—	$169	$—	$5,962

RILA
0.00%-1.50%	$5	$—	$3	$2	$10
1.51%-2.50%	—	—	58	—	58
Greater than 2.50%	138	127	—	—	265
Total	$143	$127	$61	$2	$333

Fixed Annuities
0.00%-1.50%	$32	$12	$10	$1	$55
1.51%-2.50%	28	2	31	12	73
Greater than 2.50%	3,311	30	—	296	3,637
Total	$3,371	$44	$41	$309	$3,765

Fixed Index Annuities
0.00%-1.50%	$3	$11	$2	$23	$39
1.51%-2.50%	1	63	—	34	98
Greater than 2.50%	32	15	64	41	152
Total	$36	$89	$66	$98	$289

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	10	—	—	11
Greater than 2.50%	5,092	374	696	5	6,167
Total	$5,093	$384	$696	$5	$6,178

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	11	12
Greater than 2.50%	821	17	23	—	861
Total	$821	$17	$24	$11	$873

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 10. Other Contract Holder Funds

	December 31, 2025
	At Guaranteed	1 Basis Point-50	51 Basis Points-150	Greater Than 150
Range of Guaranteed Minimum Crediting Rate	Minimum	Basis Points Above	Basis Points Above	Basis Points Above	Total
Variable Annuities
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	137	—	—	—	137
Greater than 2.50%	6,113	101	—	—	6,214
Total	$6,250	$101	$—	$—	$6,351

RILA
0.00%-1.50%	$5	$—	$3	$3	$11
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	136	93	—	—	229
Total	$141	$93	$3	$3	$240

Fixed Annuities
0.00%-1.50%	$25	$37	$12	$28	$102
1.51%-2.50%	16	1	1	—	18
Greater than 2.50%	3,001	33	—	278	3,312
Total	$3,042	$71	$13	$306	$3,432

Fixed Index Annuities
0.00%-1.50%	$3	$11	$2	$28	$44
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	36	—	86	53	175
Total	$39	$11	$88	$81	$219

Closed Block Life
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	1	10	—	—	11
Greater than 2.50%	5,251	388	720	5	6,364
Total	$5,252	$398	$720	$5	$6,375

Closed Block Annuity
0.00%-1.50%	$—	$—	$—	$—	$—
1.51%-2.50%	—	—	1	11	12
Greater than 2.50%	872	18	24	—	914
Total	$872	$18	$25	$11	$926

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities

11.    Separate Account Assets and Liabilities

The Company issues variable contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). The Company also issues variable contracts through separate accounts where the Company contractually guarantees to the contract holder (variable contracts with guarantees) the following: a) return of no less than total deposits made to the account adjusted for any partial withdrawals, b) total deposits made to the account adjusted for any partial withdrawals plus a minimum return, or c) the highest account value on a specified anniversary date adjusted for any withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (guaranteed minimum death benefits, or "GMDB"), at annuitization (guaranteed minimum income benefits, or "GMIB"), upon the depletion of funds (guaranteed minimum withdrawal benefits, or "GMWB") or at the end of a specified period (guaranteed minimum accumulation benefits, or "GMAB"). These guarantees are classified as MRBs. See Note 12 - Market Risk Benefits of these Notes to Condensed Consolidated Financial Statements for more information regarding market risk benefits.

The separate account assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for separate account liabilities. At September 30, 2026 and December 31, 2025, the assets and liabilities associated with variable life and annuity contracts were $237 billion and $236 billion, respectively. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company.

Separate account net investment income, net investment realized and unrealized gains and losses, and the related liability changes are offset within the same line item in the Condensed Consolidated Income Statements. Amounts assessed against the contract holders for mortality, variable annuity benefit guarantees, administrative, and other services are reported in revenue as fee income.

The following table presents the roll-forward of the separate account balance for variable annuities (in millions):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Balance as of beginning of period	$236,406	$228,851
Deposits (1)	7,410	9,998
Surrenders, withdrawals and benefits (1)	(21,504)	(27,633)
Net transfer from (to) general account	(649)	(372)
Investment performance	17,516	28,278
Policy charges and other	(1,957)	(2,716)
Balance as of end of period, gross	$237,222	$236,406

Cash surrender value (2)	$232,509	$231,711
(1) Excludes certain internal exchanges.
(2) Cash surrender value represents the amount of the contract holder’s account balances distributable at the balance sheet date less applicable surrender charges.

The following table presents the reconciliation of the separate account balance in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2026	December 31, 2025
Variable Annuities	$237,222	$236,406
Other Product Lines	97	90
Total	$237,319	$236,496

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 11.    Separate Account Assets and Liabilities
The following table presents aggregate fair value of assets, by major investment asset category, supporting separate accounts (in millions):

	September 30, 2026	December 31, 2025
Variable Annuities By Fund Type
Equity	$173,214	$171,046
Bond	18,613	19,711
Balanced	42,893	43,317
Money Market	2,502	2,332
Total Variable Annuities	237,222	236,406
Other Product Lines	97	90
Total Separate Accounts	$237,319	$236,496

12.    Market Risk Benefits

Contracts or contract features that provide protection to the contract holder from capital market risk and expose the Company to other-than-nominal capital market risk are classified as MRBs.

All long-duration insurance contracts and certain investment contracts are subject to MRB evaluation. MRBs are measured at fair value at the contract level and can be in either an asset or a liability position. For contracts that contain multiple MRB features, the MRBs are valued together as a single compound MRB. Market risk benefit assets and Market risk benefit liabilities are reported separately on the Condensed Consolidated Balance Sheets.

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

The following table presents the reconciliation of the market risk benefits balance in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2026			December 31, 2025
	Variable	Other		Variable	Other
	Annuities	Product Lines	Total	Annuities	Product Lines	Total
Market risk benefit - (assets)	$(8,485)	$(4)	$(8,489)	$(7,863)	$(4)	$(7,867)
Market risk benefit - liabilities	2,699	221	2,920	3,598	156	3,754
Market risk benefit - net (asset) liability	$(5,786)	$217	$(5,569)	$(4,265)	$152	$(4,113)

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 12.    Market Risk Benefits
The following table presents the roll-forward of the net MRB (assets) liabilities for variable annuities (dollars in millions):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Net MRB balance, beginning of period	$(4,265)	$(5,176)
Beginning of period cumulative effect of changes in non-performance risk	(17)	314
Net MRB balance, beginning of period, before effect of changes in non-performance risk	(4,282)	(4,862)
Effect of changes in interest rates	(2,810)	(72)
Effect of fund performance	(1,694)	(3,518)
Effect of changes in equity index volatility	547	509
Effect of expected policyholder behavior	650	758
Effect of actual policyholder behavior different from expected	375	572
Effect of time	1,507	1,957
Effect of changes in assumptions	4	374
Net MRB balance, end of period, before effect of changes in non-performance risk	(5,703)	(4,282)
End of period cumulative effect of changes in non-performance risk	(83)	17
Net MRB balance, end of period, gross	(5,786)	(4,265)

Reinsurance recoverable on market risk benefits at fair value, end of period	(23)	(41)
Net MRB balance, end of period, net of reinsurance	(5,809)	(4,306)

Weighted average attained age (years) (1)	71	70
Net amount at risk (2)	$5,637	$5,471
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

The aggregate carrying value of debt was as follows (in millions):

	September 30,	December 31,
	2026	2025
Debt
5.170% Senior Notes due 2027	$399	$399
3.125% Senior Notes due 2031	497	496
5.670% Senior Notes due 2032	349	348
6.150% Senior Notes due 2037	742	—
4.000% Senior Notes due 2051	490	490
Surplus notes due 2027	250	250
FHLBI bank loans due 2034 & 2035	42	47
Total debt	$2,769	$2,030

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13.    Debt
The following table presents the contractual maturities of the Company's debt as of September 30, 2026 (in millions):

	Calendar Year
	2027	2028	2029	2030	2031 and thereafter	Total
Debt	$649	$—	$—	$—	$2,120	$2,769

Senior Notes

On June 15, 2026, JFI issued $750 million aggregate principal amount of 6.150% Senior Notes due January 15, 2037 (the "2037 Notes"). The 2037 Notes are unsecured. The net proceeds of the 2037 Notes are expected to be used for general corporate purposes, which may include, among other things, repaying or redeeming at or before maturity, JFI's $400 million aggregate principal amount 5.170% Senior Notes due June 8, 2027 and/or, at maturity, Jackson National Life’s $250 million 8.2% Surplus Notes due March 15, 2027.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 13.    Debt

At September 30, 2026, the Company had not issued any senior notes under either facility agreement. The Company incurred $9 million of origination costs, which were capitalized and reported in other assets and will be amortized over the terms of the respective facility agreements.

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

The 2026 Revolving Credit Facility contains financial maintenance covenants, including a minimum adjusted consolidated net worth (the total equity, determined in accordance with U.S. GAAP, of JFI and its Consolidated Subsidiaries shown on the consolidated balance sheets) test of no less than 65% of our adjusted consolidated net worth as of March 31, 2026, plus 50% of the aggregate amount of any increase in adjusted consolidated net worth resulting from equity issuances by the Company and its consolidated subsidiaries after March 31, 2026, and a maximum consolidated indebtedness to total capitalization ratio test not to exceed 35%. Commitments under the 2026 Revolving Credit Facility terminate on June 30, 2031, unless extended.

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

14. Federal Home Loan Bank Advances

The Company, through its subsidiary, Jackson, entered into an advance program with the FHLBI in which interest rates were either fixed or variable based on the FHLBI cost of funds or market rates. No advances were outstanding at September 30, 2026 and December 31, 2025. Interest expense on such advances was nil and nil for the three months ended September 30, 2026 and 2025, respectively, and nil and $6 million for the nine months ended September 30, 2026 and 2025, respectively. See Note 10 - Other Contract Holder Funds of these Notes to Condensed Consolidated Financial Statements for the carrying value of securities pledged as collateral for our FHLB obligations.

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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 15.     Income Taxes
The Company's effective income tax rate was 13.2% and 12.5% for the three and nine months ended September 30, 2026 compared with (32.4)% and (6.4)% for the same period in 2025, respectively. The ETR, excluding significant, unusual or infrequently occurring items, differs from the statutory rate of 21% primarily due to the dividends received deduction, the utilization of foreign tax credits, and valuation allowance. The change in the ETR for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was due to the relationship of taxable income to consolidated pre-tax income (loss), valuation allowance, and the variance of the impact of tax adjustments related to prior year returns and the benefit of IRS refund interest on carryback claims and amended returns both recognized in 2025. The ETR differs for the nine months ended September 30, 2026, from the full year-ended December 31, 2025 ETR of 117% due to the relationship of taxable income to consolidated pre-tax income (loss), valuation allowance, the variance of the impact of tax adjustments related to prior year returns and the benefit of IRS refund interest on carryback claims and amended returns both recognized in 2025.

The determination of the estimated 2026 corporate alternative minimum tax ("CAMT") liability considered carryover impacts from prior tax years and consideration of the applicability of the proposed regulations and additional guidance issued by the Internal Revenue Service. The U.S. Treasury Department is expected to issue additional guidance in 2027, or later, which may materially change the estimated provision of the CAMT.

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

For the nine months ended September 30, 2026, changes in market conditions and interest rates impacted the unrealized tax gains and losses in the available-for-sale securities portfolio resulting in deferred tax assets related to net unrealized tax capital losses for the Company. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun and, as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery along with reversing capital deferred tax liabilities.

As of September 30, 2026, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses and the charitable contributions carryover that are not more likely than not to be realized. For the three and nine months ended September 30, 2026, the Company recorded an increase of $431 million and an increase of $538 million, respectively, to the valuation allowance associated with the unrealized tax losses in the Company’s available-for-sale securities portfolio and for the charitable contributions carryover. The $431 million increase to the valuation allowance for the three months ended September 30, 2026, to the valuation allowance consists of $398 million tax expense recorded to other comprehensive income and $33 million tax expense recorded in the income statement. The $538 million increase to the valuation allowance for the nine months ended September 30, 2026, to the valuation allowance consists of $503 million tax expense recorded to other comprehensive income and $35 million tax expense recorded in the income statement. At September 30, 2026 and December 31, 2025, the Company has recorded a total valuation allowance for $1,024 million and $486 million, respectively, associated with the unrealized tax losses in the Life Companies' available-for-sale securities portfolio and the charitable contributions carryover where it is not more likely than not that the full tax benefit of the losses will be realized.

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

At September 30, 2026, the Company had unfunded commitments related to its investments in limited partnerships and limited liability companies totaling $998 million. At September 30, 2026, unfunded commitments related to fixed-rate mortgage loans and other debt securities totaled $1,695 million.

17. Operating Costs and Other Expenses

The following table summarizes the Company’s operating costs and other expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Asset-based commission expenses	$305	$296	$898	$853
Other commission expenses	394	323	1,069	781
Sub-advisor expenses	73	78	220	232
General and administrative expenses (1)	270	264	834	797
Deferral of acquisition costs	(330)	(247)	(887)	(591)
Total operating costs and other expenses	$712	$714	$2,134	$2,072
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

18. Accumulated Other Comprehensive Income (Loss)

The following table represents changes in the balance of accumulated other comprehensive income ("AOCI"), net of income tax, related to unrealized investment gains (losses) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period (1)	$(2,625)	$(2,623)	$(2,470)	$(3,522)

Change in unrealized gains (losses) of investments	(2,197)	565	(2,621)	1,557
Change in current discount rate - reserve for future policy benefits(2)	253	(87)	312	(193)
Change in non-performance risk on market risk benefits	(167)	(585)	103	(525)
Change in unrealized gains (losses) - other	13	(2)	44	(8)
Change in deferred tax asset	54	128	(37)	90
Other comprehensive income (loss) before reclassifications	(2,044)	19	(2,199)	921
Reclassifications from AOCI, net of tax	5	(5)	5	(8)
Other comprehensive income (loss)	(2,039)	14	(2,194)	913
Balance, end of period (1)	$(4,664)	$(2,609)	$(4,664)	$(2,609)
(1)Includes $(1,507) million and $(1,269) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of September 30, 2026 and December 31, 2025, respectively.
(2)Represents the impact of changes in the discount rate used in the remeasurement of our direct reserves for future policy benefits and claims payable, net of the remeasurement of ceded reserves for future policy benefits and claims payable.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 18. Accumulated Other Comprehensive Income (Loss)
The following table represents amounts reclassified out of AOCI (in millions):

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statements

	Three Months Ended September 30,
	2026	2025
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$29	$8	Net gains (losses) on derivatives and investments
Other impaired securities	(24)	(13)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss)	5	(5)
Income tax expense (benefit)	—	—
Reclassifications, net of income taxes	$5	$(5)

AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Income Statements

	Nine Months Ended September 30,
	2026	2025
Net unrealized investment gain (loss):
Net realized gain (loss) on investments	$60	$53	Net gains (losses) on derivatives and investments
Other impaired securities	(55)	(61)	Net gains (losses) on derivatives and investments
Net unrealized gain (loss), before income taxes	5	(8)
Income tax expense (benefit)	—	—
Reclassifications, net of income taxes	$5	$(8)

19. Equity

Preferred Stock

At September 30, 2026 and December 31, 2025, the Company was authorized to issue up to 100 million shares of preferred stock with a par value of $1.00 per share, of which 24,000 shares have been designated Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A, $25,000 liquidation preference per share (the "Series A Preferred Stock"). On March 13, 2023, the Company issued and sold 22,000,000 depositary shares (the "Depositary Shares"), each representing a 1/1,000th fractional interest in a share of the Series A Preferred Stock.

The Series A Preferred Stock carries a dividend rate equal to i) from issuance to but excluding March 30, 2028, 8.000% per annum; and ii) from, and including, March 30, 2028, during each reset period, at a rate per annum equal to the Five-year U.S. Treasury Rate as of the applicable reset dividend determination date plus 3.728%. The dividend is payable quarterly in arrears on March 30, June 30, September 30 and December 30, and commenced on June 30, 2023; provided that if any such date on which dividends would otherwise be payable is not a business day, then the dividend payment date shall be paid on the next succeeding business day (without any adjustment to the amount of dividends paid). Dividends on the Series A Preferred Stock are not cumulative. Under the terms of the Series A Preferred Stock, if the Company has not declared and paid, or declared and set aside a sum sufficient for the payment of, dividends on the Series A Preferred Stock for the immediately preceding dividend period, then the Company’s ability to pay dividends or make distributions with respect to its common stock, or to repurchase or otherwise acquire its common stock, is subject to certain restrictions. Similar restrictions would apply in respect of any preferred stock ranking on parity with, or junior to, the Series A Preferred Stock, if any such preferred stock were to be issued by the Company.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity

We may, at our option, redeem the shares of Series A Preferred Stock (a) in whole but not in part at any time prior to March 30, 2028, (i) within 90 days after the occurrence of a "rating agency event" at a redemption price equal to $25,500 per share (equivalent to $25.50 per Depositary Share), plus an amount equal to any accrued but unpaid dividends to, but excluding, the redemption date, or (ii) within 90 days after the occurrence of a "regulatory capital event," at a redemption price equal to $25,000 per share (equivalent to $25 per Depositary Share), plus an amount equal to any accrued but unpaid dividends to, but excluding, the redemption date, or (b) in whole or in part, from time to time, on or after March 30, 2028, at a redemption price equal to $25,000 per share (equivalent to $25 per Depositary Share), plus an amount equal to any accrued but unpaid dividends to, but excluding, the redemption date. If we redeem any shares of Series A Preferred Stock, a proportionate number of Depositary Shares will be redeemed. Holders of Depositary Shares have no right to require the redemption or repurchase of the Series A Preferred Stock or the Depositary Shares.

The following table presents the declaration date, record date, payment date and dividends paid per preferred share of, and per depositary share representing, the Series A Preferred Stock:

				Dividends Paid
	Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
Quarter Ended
03/31/2026	February 16, 2026	March 16, 2026	March 30, 2026	$500	$0.50
06/30/2026	May 1, 2026	June 11, 2026	June 30, 2026	$500	$0.50
09/30/2026	July 31, 2026	September 15, 2026	September 30, 2026	$500	$0.50

Quarter Ended
03/31/2025	February 17, 2025	March 11, 2025	March 31, 2025	$500	$0.50
06/30/2025	May 2, 2025	June 12, 2025	June 30, 2025	$500	$0.50
09/30/2025	August 1, 2025	September 15, 2025	September 30, 2025	$500	$0.50

Common Stock

At September 30, 2026 and December 31, 2025, the Company was authorized to issue up to 1 billion shares of common stock with a par value of $0.01 per share.

Shares Issued to TPG

In February 2026, Jackson Financial and TPG Inc. ("TPG") completed a transaction announced in January 2026, resulting in TPG acquiring 4,715,554 shares of Jackson Financial common stock for $500 million. As a result, Jackson Financial re-issued treasury shares having an aggregate cost of $178 million and recognized a corresponding gain on re-issuance of treasury shares of $322 million, which was recorded to additional paid-in capital. The cost of re-issued shares is determined on a first-in, first-out basis. See Note 25 - Subsequent Events of the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report for further discussion on this transaction.

Share Repurchase Program

On October 30, 2026, our Board of Directors authorized an increase of $1 billion in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of October 23, 2026, the Company had remaining authorization to apply up to $302 million to the purchase of its common shares.

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
The Company expects to repurchase common shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the Company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The share repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. There can be no assurance that we will continue share repurchases or approve any further increase to our current, or approve any new, share repurchase program, or any assurance as to the amount of any repurchases that may be made pursuant to such programs.

Through September 30, 2026, we have incurred $11 million of excise tax in connection with share repurchases that exceeded stock issuances. The excise tax incurred was recognized as part of the cost basis of the treasury stock acquired and not reported as income tax expense.

The following table represents share repurchase activities as part of our share repurchase program:

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2025 (January 1- March 31)	1,966,909	$172	$87.69
2025 (April 1- June 30)	1,920,154	158	82.06
2025 (July 1- September 30)	1,636,094	154	94.32
2025 (October 1- December 31)	1,507,378	150	99.66
Total 2025	7,030,535	$634	$90.26
2026 (January 1- March 31)	1,714,620	192	111.87
2026 (April 1- June 30)	2,086,601	227	108.67
2026 (July 1- September 30)	1,788,530	230	128.69
2026 (October 1- October 23)	389,168	51	131.07
Total 2026	5,978,919	$700	$117.03

The following table presents changes in the number of shares of common stock outstanding:

	Common Stock Issued	Treasury Stock		Total Common Stock Outstanding
Shares at December 31, 2025	94,488,315	(27,662,683)		66,825,632
Share-based compensation programs	—	496,907	(1)	496,907
Shares repurchased under repurchase program	—	(5,589,751)		(5,589,751)
Common stock issued to TPG	—	4,715,554		4,715,554
Shares at September 30, 2026	94,488,315	(28,039,973)		66,448,342
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

Item 1 | Notes to Condensed Consolidated Financial Statements (Unaudited) | 19. Equity
The following table presents declaration date, record date, payment date and dividends paid per share of JFI’s common stock:

	Declaration Date	Record Date	Payment Date	Dividends Paid Per Share
Quarter Ended
03/31/2026	February 16, 2026	March 16, 2026	March 26, 2026	$0.90
06/30/2026	May 1, 2026	June 11, 2026	June 25, 2026	$0.90
09/30/2026	July 31, 2026	September 15, 2026	September 24, 2026	$0.90
Quarter Ended
03/31/2025	February 17, 2025	March 11, 2025	March 20, 2025	$0.80
06/30/2025	May 2, 2025	June 12, 2025	June 26, 2025	$0.80
09/30/2025	August 1, 2025	September 15, 2025	September 25, 2025	$0.80

20. Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to Jackson Financial common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income (loss) attributable to Jackson Financial common shareholders, by the weighted-average number of shares of common stock outstanding for the period, plus shares representing the dilutive effect of share-based awards. The Company grants share-based awards subject to vesting provisions set forth in its 2021 Omnibus Incentive Plan, which can have a dilutive effect. See Note 18 - Share-Based Compensation of the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report for further description of our share-based awards.

The following table sets forth the calculation of earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except share and per share data)
Net income (loss) attributable to Jackson Financial Inc.	$858	$76	$1,089	$231
Less: Preferred stock dividends	11	11	33	33
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$847	$65	$1,056	$198

Weighted average shares of common stock outstanding - basic	68,297,919	70,084,349	69,396,956	71,780,958
Dilutive common shares	166,908	194,926	203,577	185,271
Weighted average shares of common stock outstanding - diluted	68,464,827	70,279,275	69,600,533	71,966,229

Earnings per share—common stock
Basic	$12.40	$0.93	$15.22	$2.76
Diluted	$12.37	$0.92	$15.17	$2.75

21.    Subsequent Events

The Company has evaluated subsequent events through the date these Condensed Consolidated Financial Statements were issued.

Dividends Declared to Shareholders

On October 30, 2026, our Board of Directors approved a cash dividend on JFI's common stock of $0.90 per share for the fourth quarter 2026, payable on December 17, 2026, to common shareholders of record on December 3, 2026. The Company also announced the declaration of a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A. The dividend will be payable on December 30, 2026, to depositary shareholders of record at the close of business on December 3, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

The information in this Quarterly Report on Form 10-Q (this "report") contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as "could," "should," "can," "continue," "estimate," "forecast," "intend," "look," "may," "expect," "believe," "anticipate," "plan," "predict," "remain," "future," "confident," and "commit" or similar expressions. In particular, statements regarding plans, strategies, prospects, targets and expectations regarding the business and industry are forward-looking statements. They reflect expectations, are not guarantees of performance and speak only as of the dates the statements are made. We caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. Other factors that could cause actual results to differ materially from those in the forward-looking statements include those reflected in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the "SEC") on February 24, 2026, (the "2025 Annual Report"), and elsewhere in Jackson Financial Inc.’s reports filed with the SEC. Except as required by law, Jackson Financial Inc. does not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.

Certain financial data included in this report consists of non-GAAP (Generally Accepted Accounting Principles) financial measures. These non-GAAP financial measures may not be comparable to similarly titled measures presented by other entities, nor should they be construed as an alternative to other financial measures determined in accordance with U.S. GAAP. Although the Company believes these non-GAAP financial measures provide useful information to investors in measuring the financial performance and condition of its business, investors are cautioned not to place undue reliance on any non-GAAP financial measures and ratios included in this report. A reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measure can be found in the "Non-GAAP Financial Measures" in this report.

Certain financial data included in this report consists of statutory accounting principles ("statutory") financial measures. These statutory financial measures are included in or derived from the Jackson National Life Insurance Company annual and/or quarterly statements filed with the Michigan Department of Insurance and Financial Services and are available in the investor relations page of the Company’s website at investors.jackson.com/financials/statutory-filings.

Item 2 | Management’s Discussion and Analysis | Available Information & Principal Definitions

Available Information

We make available free of charge, through the investor relations page of our website, investors.jackson.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy and information statements, and any amendments to those reports or statements as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC. The SEC’s website, www.sec.gov, contains financial reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We routinely use the investor relations page of our website, investors.jackson.com, as a primary channel for dissemination of important information, including news releases, analyst presentations, financial information, insider beneficial owner reports, and corporate governance information. We may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations. Accordingly, investors should monitor the investor relations page of our website, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts. We and certain of our senior executives may also use social media channels to communicate with our investors and the public about our Company and other matters, and those communications could be deemed to be material information. None of the content of Jackson’s website, jackson.com, the content of our social media channels or the content of our executives’ social media channels is incorporated by reference into this report or in any other report or document filed with the SEC, and any references to Jackson’s website are intended to be inactive textual references only.

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

Item 2 | Management’s Discussion and Analysis | Overview & Executive Summary

Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations

Jackson Financial Inc. ("Jackson Financial" or "JFI"), along with its subsidiaries (collectively, the "Company," which also may be referred to as "we," "our" or "us"), is a financial services company. Jackson Financial became an independent public company on September 13, 2021. Jackson National Life Insurance Company ("Jackson") is licensed to sell group and individual annuity products (including immediate, registered index-linked, deferred fixed, fixed index, fixed and variable annuities), and various protection products, primarily whole life, universal life, variable universal life and term life insurance products, in all 50 states and the District of Columbia.

We help Americans in the United States (the "U.S.") grow and protect their retirement savings and income to secure their financial future. We believe that we are uniquely positioned in our markets because of our differentiated products, well-known brand and disciplined risk management. Our market position is supported by our efficient and scalable operating platform and industry-leading distribution network. We believe these core strengths will enable us to grow profitably as an aging U.S. population transitions into retirement.

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

We experience net income volatility because we do not directly use hedging to offset the movement in our U.S. generally accepted accounting principles ("U.S. GAAP") market risk benefit liabilities as market conditions change from period to period. Our core dynamic hedging program seeks to offset impacts of equity market and interest rate movements on the economic liabilities associated with variable annuity guaranteed benefits and with annuities subject to index interest crediting (RILA and FIA), while our macro hedging program seeks to provide additional liquidity and statutory capital protection as needed. As a result, the changes in the fair value of the derivatives used as part of our overall hedging program are not expected to match the movements in the market risk benefit liabilities resulting in volatility from changes in fair value recorded to net income. Accordingly, we evaluate and manage the performance of our business using Adjusted Operating Earnings, a non-GAAP financial measure, which reduces the impact of market volatility by excluding changes in fair value of freestanding and embedded derivative instruments, market risk benefits and other items. See "Non-GAAP Financial Measures" below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

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

An understanding of several key operating measures, including sales, account value, net flows, benefit base and assets under management ("AUM"), is helpful in evaluating our results. See "Key Operating Measures" below. Finally, we are affected by various economic, industry and regulatory trends, which are described below under "Macroeconomic, Industry and Regulatory Trends."

Item 2 | Management’s Discussion and Analysis | Executive Summary

The table below presents selected financial and operating measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except for percentages)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$847	$65	$1,056	$198
Adjusted Operating Earnings (1)	517	433	1,391	1,159
Amount of common shares repurchased under share repurchase program	230	154	649	484
Dividends on common shares	61	56	189	173
Jackson Financial Inc. (Parent Company Only) Net cash provided by (used in) operating activities	6	22	(2)	27
Free cash flow (1)	275	216	850	719
Return on Equity ("ROE") Attributable to Common Shareholders	39.0%	2.7%	15.7%	2.7%
Adjusted Operating ROE Attributable to Common Shareholders on average equity (1)	18.9%	15.7%	17.3%	14.0%

(1) Non-GAAP financial measure. See "Non-GAAP Financial Measures" below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

Recent Events of Note

•Capital Returned to Common Shareholders: Since January 1, 2026 through September 30, 2026, we have returned $838 million to our common shareholders consisting of $189 million in dividends and $649 million in common share repurchases. Our capital return target for common shareholders for 2026 is $900 million - $1.1 billion. Our share repurchases, net of issuances for our share-based compensation, were 5,092,844 shares during the nine months ended September 30, 2026. Additionally, during the first quarter of 2026, we re-issued 4,715,554 treasury shares to TPG Inc. Our outstanding shares of common stock were 66,448,342 at September 30, 2026 and 66,825,632 at December 31, 2025. See Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements for further information on our share repurchases.

•Free Capital Generation and Free Cash Flow:
◦Our free capital generation during the nine months ended September 30, 2026 was $856 million. Free capital generation represents Jackson’s aggregate statutory basis after-tax income from operations, realized gains (losses), unrealized gains (losses), and other surplus adjustments, adjusted for the change in estimated company action level required capital ("CAL") for Jackson calibrated to a 425% risk-based capital ("RBC") ratio. We expect free capital generation in 2026 to be at or above $1.2 billion, assuming 5% equity market total return and interest rates following the December 31, 2025 forward curve. As explained below under "Liquidity and Capital Resources – Distributions and Dividends," the payment of dividends or distributions from our capital generation is limited by applicable laws and regulations.
◦The free cash flow at Jackson Financial during the three and nine months ended September 30, 2026 was $275 million and $850 million, respectively, compared to $216 million and $719 million during the three and nine months ended September 30, 2025, respectively. Free cash flow is a non-GAAP financial measure calculated as the difference between cash received by Jackson Financial from its subsidiaries less holding company expenses and other, net. See "Non-GAAP Financial Measures" below for information regarding our non-GAAP financial measures and reconciliations to the most comparable U.S. GAAP measures.

Item 2 | Management’s Discussion and Analysis | Executive Summary
•Brooke Life Reinsurance Company ("Brooke Re"): During the first quarter of 2024, Jackson entered into a 100% coinsurance with funds withheld reinsurance transaction with Brooke Re, a Michigan captive insurer, with all economics of the transaction effective as of January 1, 2024. Jackson and Brooke Re are both direct subsidiaries of Brooke Life Insurance Company ("Brooke Life"). The transaction primarily provides for the cession from Jackson to Brooke Re of liabilities associated with certain guaranteed benefit riders under variable annuity contracts and similar products of Jackson ("market risk benefits"), both in-force on the transaction effective date and written in the future (i.e., on a "flow" basis). The reinsurance transaction eliminates upon consolidation at JFI. Holding company liquidity at JFI was not impacted by the transaction.

Brooke Re receives fees relating to variable annuity guaranteed benefit riders (approximately $2.8 billion annually), while Jackson retains the base annuity contract fees. Under the reinsurance arrangement, Jackson executes the hedging on behalf of Brooke Re, leveraging Jackson’s established hedging resources and counterparty relationships. Results from that hedging are borne by Brooke Re, with intercompany settlement generally occurring over a three-year period. The settlement period is intended to smooth potentially significant hedge gains or losses that can arise in any individual period. The guaranteed benefits are long-duration liabilities supported by a stable fee stream that extends well beyond the three-year settlement period, while the associated hedge cash flows can occur over much shorter periods. The settlement period, which we monitor, helps manage that timing difference. As expected, rising equity markets and rising interest rates can increase the intercompany settlement and could impact liquidity at Brooke Re. If needed, we have several alternatives to address liquidity needs at Brooke Re, including intercompany lending arrangements, capital contributions, or the use of the pre-capitalized trust securities facility (see Note 13 – Debt to Notes of the Condensed Consolidated Financial Statements in this Report for more information). We expect to continue evaluating opportunities to enhance our captive strategy, with a continued focus on policyholder protection, economic risk management and capital efficiency.

Brooke Re utilizes U.S. GAAP with necessary modifications for regulatory reporting purposes primarily related to market risk benefits, with the intent to increase alignment between assets and liabilities in response to changes in economic factors. The modifications include a fixed, long-term volatility assumption and adjustments to discount rates, guarantee fees and administrative expenses.

The transaction and the related U.S. GAAP with necessary modifications enables us to largely moderate the impact of the cash surrender value floor on Jackson’s total adjusted capital, statutory required capital, and RBC ratio and enable more efficient economic hedging of the underlying risks of Jackson’s business. Overall, this transaction allows us to optimize our hedging, stabilize capital generation, and produce more predictable financial results going forward.

•Long-term Strategic Partnership with TPG Inc. ("TPG") and formation of Hickory Brooke Reinsurance Company ("Hickory Re"): During the first quarter of 2026, Jackson entered into an agreement providing for a long-term strategic partnership with TPG, combining the strength of Jackson’s annuity product expertise and broad distribution network with TPG’s scaled private credit platform. The partnership aims to expand Jackson’s spread-based product sales and to provide flexibility for future innovative insurance solutions. The benefits of this strategic partnership include increased opportunities for new business and earnings diversification, enhanced profitability and greater long-term value for Jackson stakeholders.

Upon the transaction closing in February 2026, subsidiaries and affiliates of Jackson Financial and TPG entered into non-exclusive investment management arrangements having 10-year initial terms with automatic one-year renewals through year 15, subject to various termination provisions, with TPG providing Investment Grade Asset-Based Finance and Direct Lending investment capabilities to complement the asset management capabilities of PPM America, Inc. ("PPM"), a Jackson Financial subsidiary. The partnership is expected to strengthen investment capabilities within Jackson’s general account with a focus on maintaining a well-diversified investment strategy that appropriately balances risk and returns to support annuity product sales in various market environments. PPM will continue to manage the majority of Jackson’s general account and both Jackson and PPM will retain oversight of Jackson’s investment portfolio. The combination of PPM and TPG’s complementary investment capabilities is expected to enhance Jackson’s profitability and competitive position.

Item 2 | Management’s Discussion and Analysis | Executive Summary
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

Hickory Re, a Michigan captive insurer, was capitalized in December 2025 with a $150 million capital contribution consisting of excess cash from Jackson Financial. In addition, the $500 million received by Jackson Financial from TPG was used to make a further capital contribution to Hickory Re. Hickory Re serves as a capital-efficient way to accelerate further sales growth of Jackson’s fixed and fixed index annuity products as we grow our spread-based business. For regulatory reporting purposes, Hickory Re measures the liabilities for assumed contracts using a U.S. GAAP methodology with necessary modifications that is intended to increase alignment between assets and liabilities in response to changes in economic factors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Sales
Variable annuities (1)	$2,764	$2,852	$8,011	$8,039
RILA	2,967	2,066	7,321	4,646
Fixed Index Annuities	627	73	1,958	147
Fixed Annuities	169	371	406	941
Total Retail Annuity Sales	6,527	5,362	17,696	13,773

Total Institutional Product Sales	755	1,003	2,266	3,532

Total Sales	$7,282	$6,365	$19,962	$17,305
(1) Excludes certain internal exchanges.

Higher retail annuity sales for the three and nine months ended September 30, 2026, were primarily due to increased RILA and fixed index annuity sales. Sales of our institutional products were lower for the three and nine months ended September 30, 2026, reflecting our opportunistic approach to this business, which depends on both the risk-adjusted return on investment opportunities available and the prevailing cost of funding required by purchasers.

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

	September 30, 2026	December 31, 2025
	(in millions)
Account Value
GMWB For Life	$172,818	$174,293
GMWB	5,971	6,080
GMIB	1,055	1,138
GMAB	630	366
No Living Benefits	62,710	60,880
Total Variable Annuity Account Value	243,184	242,757

RILA	28,830	20,282

Fixed Annuity (1)	3,765	3,432
Fixed Index Annuity (1)	3,304	1,517
Total Fixed & Fixed Index Annuity Account Value (1)	7,069	4,949

Payout Annuity(1)	570	595

Total Retail Annuities Account Value (1)	$279,653	$268,583

Total Institutional Products Account Value	$11,432	$11,021

Total Closed Life and Annuity Blocks Account Value (1)	$7,095	$7,357

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net Flows:
Variable Annuity	$(5,315)	$(4,877)	$(15,212)	$(13,546)
RILA	2,758	1,969	6,746	4,413
Fixed Annuity (1)	134	310	269	804
Fixed Index Annuity (1)	579	58	1,842	112
Payout Annuity (1)	(5)	2	(39)	2
Total Retail Annuities Net Flows (1)	(1,849)	(2,538)	(6,394)	(8,215)
Net flows ceded	(736)	(582)	(1,953)	(2,114)
Total Retail Annuities Net Flows, gross of reinsurance	(2,585)	(3,120)	(8,347)	(10,329)

Total Institutional Products Net Flows	648	447	13	1,620
Total Closed Life and Annuity Blocks Net Flows (1)	(58)	(68)	(214)	(208)
Total Net Flows	$(1,995)	$(2,741)	$(8,548)	$(8,917)

(1) Net of reinsurance.

Net flows, net of reinsurance, improved for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, driven by increased RILA and fixed index annuity sales, partially offset by higher variable annuity surrenders and withdrawals. Elevated variable annuity surrenders and withdrawals were driven by mature policies from higher sales years coming out of their surrender charge period, along with higher surrenders as guaranteed benefits generally are less in the money during times of strong equity market performance. We expect that the recent environment of higher interest rates and attractive annuity alternatives, such as RILA, combined with Jackson’s seasoned "out-of-the-money" book heightens exchange activity for us and the industry.

Item 2 | Management’s Discussion and Analysis | Key Operating Measures
Benefit Base

Benefit base refers to a notional amount representing the value of a customer’s guaranteed benefit and, therefore, may be a different value from the invested assets in that customer’s account value. The benefit base may be used to calculate the fees for a customer’s guaranteed benefits within an annuity contract. The guaranteed death benefit and guaranteed living benefit within the same contract may not have the same benefit base. We believe benefit base is a useful metric for our variable annuity policies in providing an understanding of, among other things, fee income generation, potential optional guarantee benefit obligations and risk management priorities. The following table shows variable annuity account value and benefit base as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Account Value	Benefit Base	Account Value	Benefit Base
	(in millions)
No Living Benefits	$62,710	N/A	$60,880	N/A
By Guaranteed Living Benefits:
GMWB for Life	172,818	173,784	174,293	174,976
GMWB	5,971	4,672	6,080	4,768
GMIB (1)	1,055	1,260	1,138	1,396
GMAB	630	573	366	343
Total	$243,184	$180,289	$242,757	$181,483

By Guaranteed Death Benefit:
Return of AV (No GMDB)	$33,846	N/A	$32,326	N/A
Return of Premium	184,712	126,532	185,237	128,793
Highest Anniversary Value ("HAV")	12,875	12,177	13,157	12,367
Rollup	2,958	3,552	3,095	3,774
Combination HAV/Rollup	8,793	9,137	8,942	9,308
Total	$243,184	$151,398	$242,757	$154,242

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

	September 30,	December 31,
	2026	2025
	(in millions)
Jackson Invested Assets	$64,742	$58,440
Third Party Invested Assets (including CLOs)	37,013	35,294
Total PPM AUM	101,755	93,734
Total JNAM AUM	257,507	257,325
Total AUM	$359,262	$351,059

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

Macroeconomic and Financial Market Conditions

Our business and results of operations are affected by macroeconomic factors. See "Risks to Conditions in Global Financial Markets and the Economy" in Part I, Item 1A. Risk Factors of our 2025 Annual Report for more information.

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

•Index Interest Crediting on RILA and FIA Contracts: RILA and FIA products feature a crediting rate formulaically linked to the performance of an external equity index. The interest credited to the contract increases as equity market levels increase that index.

•Hedge Effectiveness in Face of Volatility: Our hedges could be less effective in periods of large directional movements, or we could experience more frequent or more costly rebalancing in periods of high volatility. This could lead to adverse performance versus our hedge targets and increased hedging costs.

•Basis Risk: We are exposed to basis risk, which results from our inability to purchase or sell hedge assets whose performance fully correlates to the performance of the funds into which customers allocate their assets. We make available to customers funds where we believe we can transact in sufficiently correlated hedge assets, yet we anticipate some variance in the performance of our hedge assets relative to customer funds. This variance may result in our hedge assets outperforming or underperforming the customer assets they are intended to match. This variance may be exacerbated during periods of high volatility, leading to a potentially adverse mismatch in our hedge results relative to our hedge targets.

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

•Minimum Interest Crediting Rates: Some of our annuities have guaranteed minimum interest crediting rates ("GMICRs") that limit our ability to reduce crediting rates. If earnings on our investment portfolio decline, those GMICRs may result in net investment spread compression that negatively impacts earnings. Many of our annuities have GMICRs that reset at contractually specified times after issue, subject to a contractually specified minimum. In a rising interest rate environment, these GMICRs can increase over time, potentially leading to higher crediting rates. Conversely, in a falling interest rate environment, the interest crediting rate will eventually decrease; however, there may be a lag between interest rate movements and the GMICR reset, temporarily limiting our ability to lower crediting rates. When policies have comparatively high GMICRs, in a subsequent low interest rate environment more customers are expected to hold on to their policies, which may result in lower lapses than previously expected.

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

Conditions in fixed income markets impact our financial performance:

•Impact of Widening/Tightening Credit Spreads: As credit spreads widen, the fair value of our existing investment portfolio generally decreases, although we generally expect the widening spreads to increase the yield on new fixed income investments. Conversely, as credit spreads tighten, the fair value of our existing investment portfolio generally increases, and the yield available on new investment purchases decreases. While changing credit spreads impact the fair value of our investment portfolio, this revaluation is generally reflected in our accumulated other comprehensive income ("AOCI"). The revaluation will impact net income in the cases of realized gains or losses from the sale of securities, changes in fair value of trading securities or securities carried at fair value under the fair value election, or potential changes in the allowance for credit loss ("ACL"). In addition, if credit conditions deteriorate due to a recession or other negative credit events in capital markets, we could experience an increase in defaults and other-than-temporary-impairments ("OTTI").

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

Consumer Behavior

We believe that many retirees look to tax-efficient savings products as a tool for addressing their unmet need for retirement planning. We believe our products are well-positioned to meet this increasing consumer demand. However, consumer behavior may be impacted by increased economic uncertainty, unemployment rates, inflation rates, declining equity markets, significant changes in interest rates and increased volatility of financial markets. In recent years, we have introduced or reintroduced products, such as RILAs and fixed annuities, to better address changes in consumer demand and targeted distribution channels that meet changes in consumer preferences.

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

Legislative Reforms

In recent years, Congress approved legislation beneficial to our business model. The Setting Every Community Up for Retirement Enhancement Act of 2019 (the "SECURE Act"), approved by Congress on December 20, 2019, provides individuals with greater access to retirement products. Namely, it made it easier for 401(k) programs to offer annuities as an investment option by, among other things, creating a statutory safe harbor in ERISA for a retirement plan’s selection of an annuity provider. On December 29, 2022, Congress signed into law the SECURE 2.0 Act of 2022 ("SECURE 2.0"). SECURE 2.0 expands automatic enrollment programs, increases the age for required minimum distributions, and eliminates age requirements for traditional IRA contributions. These changes are intended to expand and increase Americans’ retirement savings.

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

Adjusted Operating Earnings equals our Net income (loss) attributable to Jackson Financial Inc.'s common shareholders (which excludes income attributable to non-controlling interest and dividends on preferred stock) adjusted to eliminate the impact of the items described in the following numbered paragraphs. These items are excluded as they may vary significantly from period to period due to near-term market conditions or are otherwise not directly comparable or reflective of the underlying performance of our business. We believe that making these exclusions provides investors a better picture of the drivers of our underlying performance.

1.Net Hedging Results: Comprised of: (i) fees attributed to guaranteed benefits; (ii) net gains (losses) on hedging instruments which includes: (a) changes in the fair value of freestanding derivatives and related commissions and expenses used to manage the risk associated with market risk benefits and other benefit features, excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; and (b) investment income and change in fair value of certain non-derivative assets used to manage the risk associated with market risk benefits and other benefit features; and (iii) the movements in reserves, market risk benefits, benefit features accounted for as embedded derivative instruments adjusted to exclude the cost of hedging for certain indexed annuity products, and related claims and benefit payments (excluding impacts of actuarial assumption updates and model enhancements). We believe excluding these items removes the impact to both revenue and related expenses associated with Net Hedging Results.

2.Amortization of DAC Associated with Non-operating Items at Date of Transition to LDTI: Amortization of the balance of unamortized deferred acquisition costs at January 1, 2021, the date of transition to current Long Duration Targeted Improvements ("LDTI") accounting guidance, associated with items excluded from pretax adjusted operating earnings prior to transition.

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

6.Other Items: Comprised of: (i) the impact of investments that are consolidated in our financial statements due to U.S. GAAP accounting requirements, such as our investments in collateralized loan obligations ("CLOs"), but for which the consolidation effects are not consistent with our economic interest or exposure to those entities; (ii) the impacts from derivatives not included in Net Hedging Results or Net Realized Investment Gains and Losses (see 1. and 4. above), excluding earned income from periodic settlements and changes in settlement accruals on cross-currency swaps; (iii) investment income (loss) related to mark-to-market on TPG shares, which are subject to certain sales restrictions; and (iv) one-time or other non-recurring items.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss) attributable to Jackson Financial Inc common shareholders	$847	$65	$1,056	$198
Add: dividends on preferred stock	11	11	33	33
Add: income tax expense (benefit)	130	(19)	155	(14)
Pretax income (loss) attributable to Jackson Financial Inc	988	57	1,244	217
Non-operating adjustments (income) loss:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	(760)	(765)	(2,245)	(2,297)
Net gains (losses) on hedging instruments	1,682	14	1,966	843
Market risk benefits (gains) losses, net	(1,071)	(226)	(1,454)	(183)
Net reserve and embedded derivative movements	(64)	1,160	1,900	1,893
Total net hedging results	(213)	183	167	256
Amortization of DAC associated with non-operating items at date of transition to LDTI	116	125	355	380
Net realized investment (gains) losses	60	1	129	37
Net realized investment (gains) losses on funds withheld assets	(166)	379	290	1,094
Net investment income on funds withheld assets	(171)	(203)	(571)	(657)
Other items	(2)	(37)	46	26
Total non-operating adjustments	(376)	448	416	1,136
Pretax adjusted operating earnings	612	505	1,660	1,353
Less: operating income tax expense (benefit)	84	61	236	161
Adjusted operating earnings before dividends on preferred stock	528	444	1,424	1,192
Less: dividends on preferred stock	11	11	33	33
Adjusted operating earnings	$517	$433	$1,391	$1,159

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

The following is a reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity and a comparison of Adjusted Operating ROE Attributable to Common Shareholders to ROE Attributable to Common Shareholders, the most comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$847	$65	$1,056	$198
Adjusted Operating Earnings	517	433	1,391	1,159

Total shareholders' equity	$8,481	$10,229	$8,481	$10,229
Less: Preferred stock	533	533	533	533
Total common shareholders' equity	7,948	9,696	7,948	9,696

Adjustments to total common shareholders’ equity:
Exclude AOCI attributable to Jackson Financial Inc. (1)	3,157	1,341	3,157	1,341
Adjusted Book Value Attributable to Common Shareholders	$11,105	$11,037	$11,105	$11,037

ROE Attributable to Common Shareholders	39.0%	2.7%	15.7%	2.7%
Adjusted Operating ROE Attributable to Common Shareholders on average equity	18.9%	15.7%	17.3%	14.0%

(1) Excludes $(1,507) million and $(1,268) million related to the investments held within the funds withheld account related to the Athene Reinsurance Transaction as of September 30, 2026 and 2025, respectively, which are not attributable to Jackson Financial Inc. and are therefore not included as an adjustment to total shareholders’ equity in the reconciliation of Adjusted Book Value Attributable to Common Shareholders to total shareholders’ equity.

Item 2 | Management’s Discussion and Analysis | Non-GAAP Financial Measures
Free Cash Flow

Free cash flow is Jackson Financial Inc. (Parent Company only) net cash provided by (used in) operating activities less preferred stock dividends and capital contributions to PPM or other subsidiaries, plus the return of capital from subsidiaries. Equity issuances used to fund subsidiaries are included in free cash flows, resulting in a net zero impact through the offsetting capital contribution to subsidiaries. Free cash flow should not be used as a substitute for Jackson Financial’s (Parent Company only) net cash provided by (used in) operating activities calculated in accordance with U.S. GAAP. However, we believe these adjustments are useful to gaining an understanding of our overall available cash flow at Jackson Financial for return of capital to common shareholders and other corporate initiatives.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Dividends and distributions to parent (1)	$325	$250	$975	$815
Issuance of treasury stock to TPG	—	—	500	—
Capital contributed to Hickory Re	—	—	(500)	—
Jackson Financial expenses and other, net	(50)	(34)	(125)	(96)
Free Cash Flow	$275	$216	$850	$719

(1) Cash distributed to Jackson Financial includes cash dividends and distributions of $280 million and $885 million and interest payments on surplus notes of $45 million and $90 million to Jackson Financial from its subsidiaries for the three and nine months ended September 30, 2026, and includes cash dividends and distributions of $205 million and $725 million and interest payments on surplus notes of $45 million and $90 million to JFI from its subsidiaries for the three and nine months ended September 30, 2025.

The following is a reconciliation of Jackson Financial Inc. (Parent Company only) Net cash provided by (used in) operating activities, the most comparable U.S. GAAP measure, to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Jackson Financial Inc. (Parent Company Only) Net cash provided by (used in) operating activities	$6	$22	$(2)	$27

Adjustments from net cash provided by operating activities to free cash flow:
Issuance of treasury stock to TPG	—	—	500	—
Capital distributions from subsidiaries	280	205	885	725
Capital contributed to subsidiaries	—	—	(500)	—
Dividends on preferred stock	(11)	(11)	(33)	(33)
Total adjustments	269	194	852	692
Free cash flow	$275	$216	$850	$719

Free Cash Flow Comprised of:
Issuance of treasury stock to TPG	$—	$—	$500	$—
Capital distributions from subsidiaries	280	205	885	725
Interest on surplus notes from subsidiary	45	45	90	90
Cash distributed to Jackson Financial	325	250	1,475	815

Capital contributed to Hickory Re	—	—	(500)	—

Parent company expenses	(45)	(33)	(111)	(90)
Net investment income and other income	14	8	29	22
Other, net	(19)	(9)	(43)	(28)
Jackson Financial expenses and other, net	(50)	(34)	(125)	(96)
Free cash flow	$275	$216	$850	$719

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations

The following table sets forth, for the periods presented, certain data from our Condensed Consolidated Income Statements. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Revenues
Fee income	$2,031	$2,025	$5,997	$5,953
Premiums	33	31	99	111
Net investment income:
Net investment income excluding funds withheld assets	715	653	1,983	1,672
Net investment income on funds withheld assets	171	203	571	657
Total net investment income	886	856	2,554	2,329
Net gains (losses) on derivatives and investments:
Net gains (losses) on derivatives and investments	(1,587)	(1,132)	(3,791)	(2,649)
Net gains (losses) on funds withheld reinsurance treaties	166	(379)	(290)	(1,094)
Total net gains (losses) on derivatives and investments	(1,421)	(1,511)	(4,081)	(3,743)
Other income	13	15	43	45
Total revenues	1,542	1,416	4,612	4,695

Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	216	230	695	730
(Gain) loss from updating future policy benefits cash flow assumptions, net	23	13	61	37
Market risk benefits (gains) losses, net	(1,071)	(226)	(1,454)	(183)
Interest credited on other contract holder funds, net of deferrals and amortization	341	313	976	896
Interest expense	37	25	89	75
Operating costs and other expenses, net of deferrals	712	714	2,134	2,072
Amortization of deferred acquisition costs	284	275	846	824
Total benefits and expenses	542	1,344	3,347	4,451
Pretax income (loss)	1,000	72	1,265	244
Income tax expense (benefit)	130	(19)	155	(14)
Net income (loss)	870	91	1,110	258
Less: Net income (loss) attributable to noncontrolling interests	12	15	21	27
Net income (loss) attributable to Jackson Financial Inc.	858	76	1,089	231
Less: Dividends on preferred stock	11	11	33	33
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$847	$65	$1,056	$198

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations

Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

Pretax Income (Loss)

Our pretax income (loss) increased by $928 million to $1,000 million for the three months ended September 30, 2026, from $72 million for the three months ended September 30, 2025, primarily due to:

•$845 million of favorable movements in market risk benefits (gains) losses, primarily due to more favorable movements in interest rates during the three months ended September 30, 2026, partially offset by unfavorable fund performance and volatility movements during the three months ended September 30, 2026, compared to the prior year; and

•$90 million favorable change in total net gains (losses) on derivatives and investments as discussed below:

	Three Months Ended September 30,
	2026	2025	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(57)	$64	$(121)

Net gains (losses) on freestanding derivatives	(1,632)	(87)	(1,545)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	102	(1,109)	1,211
Net gains (losses) on derivative instruments	(1,530)	(1,196)	(334)
Net gains (losses) on funds withheld reinsurance	166	(379)	545
Total net gains (losses) on derivatives and investments	$(1,421)	$(1,511)	$90

◦Embedded derivative movements were favorable largely due to increasing interest rates impacting our growing RILA block during the three months ended September 30, 2026, compared to the prior year; and
◦Lower losses recognized on funds withheld reinsurance were driven by an increase in interest rates impacting the value of the embedded derivative during the three months ended September 30, 2026, compared to relatively stable interest rates during the three months ended September 30, 2025.

This was partially offset by:

◦Volumes of freestanding derivatives can vary significantly period over period and movements in those derivatives are subject to interest rate or market movements. The movements in interest rate hedges were primarily driven by an increase in interest rates during the three months ended September 30, 2026 compared to relatively stable interest rates during the three months ended September 30, 2025. The movements in equity hedges were primarily driven by impacts from the growth of our RILA block during the three months ended September 30, 2026.
•$30 million increase in net investment income resulting from higher income on debt securities and mortgage loans, partially offset by lower income on limited partnerships, which are recorded on a one quarter lag, and funds withheld assets during the three months ended September 30, 2026.

These movements were partially offset by:

•$28 million increase in interest credited on other contract holder funds, net of deferrals and amortization, primarily due to increased retail annuities new and in-force business during the three months ended September 30, 2026, compared to the prior year; and
•$12 million higher interest expense incurred in the current year due to the issuance of additional senior notes in the second quarter of 2026.

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
Income Taxes

Income tax expense increased $149 million reflecting an increase in expense to $130 million for the three months ended September 30, 2026, from a benefit of $19 million for the three months ended September 30, 2025. The provision for income tax in the current period led to an effective income tax rate ("ETR") of 13% for the three months ended September 30, 2026, compared to the ETR of (32)% for the three months ended September 30, 2025. The change in the ETR during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due to the relationship of the taxable income to the consolidated pre-tax income (loss), valuation allowance, and the variance of the impact of tax adjustments related to prior year returns and the benefit of IRS refund interest on carryback claims and amended returns both recognized in 2025. The ETR, excluding significant, unusual or infrequently occurring items, differs from the statutory rate of 21% primarily due to the dividends received deduction, the utilization of foreign tax credits, and valuation allowance. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in our 2025 Annual Report and Note 15 - Income Taxes of the Notes to Condensed Consolidated Financial Statements in this report for more information.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

Pretax Income (Loss)

Our pretax income (loss) increased by $1,021 million to $1,265 million for the nine months ended September 30, 2026, from $244 million for the nine months ended September 30, 2025, primarily due to:
•$1,271 million of favorable movements in market risk benefits (gains) losses, net, primarily due to more favorable movements in interest rates during the nine months ended September 30, 2026, compared to the prior year;
•$225 million increase in net investment income resulting from higher income on debt securities and mortgage loans as well as lower expenses, partially offset by lower income on equity securities, limited partnerships, which are recorded on a one quarter lag, and funds withheld assets during the nine months ended September 30, 2026;
•$44 million increase in fee income primarily due to higher variable fee income, due to higher average separate account values, partially offset by decreases in benefit-based guarantee fee income during nine months ended September 30, 2026, compared to the prior year; and
•$11 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, driven by higher death claim benefits due to the implementation of enhanced processes and data sources for identifying deceased policyholders, offset by decreases in reserves mainly due to these higher claims during the nine months ended September 30, 2026, compared to prior year.

These movements were partially offset by:
•$338 million unfavorable change in total net gains (losses) on derivatives and investments as discussed below:

	Nine Months Ended September 30,
	2026	2025	Variance
	(in millions)
Net gains (losses) excluding derivatives and funds withheld assets	$(125)	$(111)	$(14)

Net gains (losses) on freestanding derivatives	(1,911)	(829)	(1,082)
Net gains (losses) on embedded derivatives (excluding funds withheld reinsurance)	(1,755)	(1,709)	(46)
Net gains (losses) on derivative instruments	(3,666)	(2,538)	(1,128)
Net gains (losses) on funds withheld reinsurance	(290)	(1,094)	804
Total net gains (losses) on derivatives and investments	$(4,081)	$(3,743)	$(338)

Item 2 | Management’s Discussion and Analysis | Consolidated Results of Operations
◦Volumes of freestanding derivatives can vary significantly period over period and movements in those derivatives are subject to interest rate or market movements. The movements in interest rate hedges were primarily driven by an increase in interest rates during the nine months ended September 30, 2026 compared to a decrease in interest rates during the prior year. The movements in equity hedges were primarily driven by impacts from the growth of our RILA block during the nine months ended September 30, 2026.
This movement was partially offset by:
◦Lower losses recognized on funds withheld reinsurance were driven by an increase in interest rates impacting the value of the embedded derivative during the nine months ended September 30, 2026, compared to a decrease in interest rates during the prior year.
•$80 million increase in interest credited on contract holder funds, net of deferrals and amortization, primarily due to increased retail annuities new and in-force business during the nine months ended September 30, 2026 and higher average institutional account balances in 2026, compared to the prior year;
•$62 million increase in operating costs and other expenses, net of deferrals, primarily due to higher asset-based non-deferrable commissions, due to higher account values, and higher incentive compensation expenses during the nine months ended September 30, 2026, compared to prior year;
•$22 million increase in amortization of deferred acquisition costs primarily driven by growth of our RILA block; and
•$14 million higher interest expense incurred in the current year due to the issuance of additional senior notes in the second quarter of 2026.

Income Taxes

Income tax expense increased $169 million to an expense of $155 million for the nine months ended September 30, 2026, from a benefit of $14 million for the nine months ended September 30, 2025. The provision for income tax in the current period led to an effective tax rate ("ETR") of 13% for the nine months ended September 30, 2026 compared to an ETR of (6)% the nine months ended September 30, 2025. The change in the ETR during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due to the relationship of the taxable income to the consolidated pre-tax income (loss), valuation allowance, and the variance of the impact of tax adjustments related to prior year returns and the benefit of IRS refund interest on carryback claims and amended returns both recognized in 2025. The ETR, excluding significant, unusual or infrequently occurring items, differs from the statutory rate of 21% primarily due to the dividends received deduction, the utilization of foreign tax credits, and valuation allowance. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in our 2025 Annual Report and Note 15 - Income Taxes of the Notes to Condensed Consolidated Financial Statements in this report for more information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Pretax Adjusted Operating Earnings by Segment:
Retail Annuities	$638	$494	$1,727	$1,331
Institutional Products	23	31	80	68
Closed Life and Annuity Blocks	(3)	15	(42)	65
Corporate and Other	(46)	(35)	(105)	(111)
Pretax Adjusted Operating Earnings	612	505	1,660	1,353
Pre-tax reconciling items from adjusted operating income to net income (loss) attributable to Jackson Financial Inc.:
Guaranteed benefits and hedging results:
Fees attributable to guarantee benefit reserves	760	765	2,245	2,297
Net gains (losses) on hedging instruments	(1,682)	(14)	(1,966)	(843)
Market risk benefits gains (losses), net	1,071	226	1,454	183
Net reserve and embedded derivative movements	64	(1,160)	(1,900)	(1,893)
Total net hedging results	213	(183)	(167)	(256)
Amortization of DAC associated with non-operating items at date of transition to LDTI	(116)	(125)	(355)	(380)
Net realized investment gains (losses)	(60)	(1)	(129)	(37)
Net realized investment gains (losses) on funds withheld assets	166	(379)	(290)	(1,094)
Net investment income on funds withheld assets	171	203	571	657
Other items	2	37	(46)	(26)
Total pre-tax reconciling items	376	(448)	(416)	(1,136)
Pretax income (loss) attributable to Jackson Financial Inc.	988	57	1,244	217
Income tax expense (benefit)	130	(19)	155	(14)
Net income (loss) attributable to Jackson Financial Inc.	858	76	1,089	231
Less: Dividends on preferred stock	11	11	33	33
Net income (loss) attributable to Jackson Financial Inc. common shareholders	$847	$65	$1,056	$198

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Retail Annuities

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Retail Annuities segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Retail Annuities:
Operating Revenues
Fee income	$1,158	$1,144	$3,409	$3,298
Premiums	17	14	40	48
Net investment income	445	246	1,153	637
Other income	6	7	19	21
Total Operating Revenues	1,626	1,411	4,621	4,004

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves	29	20	89	82
(Gain) loss from updating future policy benefits cash flow assumptions, net	—	(4)	(1)	(8)
Interest credited	153	109	401	304
Interest expense	6	6	17	17
Asset-based commission expenses	305	296	898	853
Other commission expenses	386	315	1,046	756
Sub-advisor expenses	75	80	225	238
General and administrative expenses	198	195	621	584
Deferral of acquisition costs	(330)	(248)	(887)	(591)
Amortization of deferred acquisition costs	166	148	485	438
Total Operating Benefits and Expenses	988	917	2,894	2,673

Pretax Adjusted Operating Earnings	$638	$494	$1,727	$1,331
The following table summarizes a roll-forward of activity affecting account value for our Retail Annuities segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Retail Annuities Account Value:
Balance as of beginning of period	$284,420	$257,952	$268,583	$251,665
Premiums and deposits (1)	6,561	5,408	17,796	13,917
Surrenders, withdrawals, and benefits (1)	(8,410)	(7,946)	(24,190)	(22,132)
Net flows	(1,849)	(2,538)	(6,394)	(8,215)
Investment performance	(2,243)	12,129	17,516	24,740
Change in value of equity option	(101)	1,110	1,755	1,708
Interest credited	136	109	376	304
Policy charges and other	(710)	(721)	(2,183)	(2,161)
Balance as of end of period, net of ceded reinsurance	279,653	268,041	279,653	268,041
Ceded reinsurance	11,000	13,220	11,000	13,220
Balance as of end of period, gross of reinsurance	$290,653	$281,261	$290,653	$281,261
(1) Excludes certain internal exchanges.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $144 million to $638 million for the three months ended September 30, 2026, from $494 million for the three months ended September 30, 2025, primarily due to:

•$155 million increase in spread income due to $199 million higher investment income, partially offset by $44 million higher interest credited, compared to the prior year. The increase in investment income was primarily due to higher debt security and mortgage loan income driven by higher invested asset balances. Higher interest credited was primarily due to increased RILA and fixed index annuity new and in-force business during the three months ended September 30, 2026, compared to prior year; and
•$14 million increase in fee income primarily due to higher average separate account values, during the three months ended September 30, 2026, compared to the prior year.

These movements were partially offset by:

•$18 million increase in amortization of deferred acquisition costs primarily driven by growth of our RILA block; and
•$13 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily attributable to higher other policyholder benefits during the three months ended September 30, 2026, compared to prior year.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $396 million to $1,727 million for the nine months ended September 30, 2026, from $1,331 million for the nine months ended September 30, 2025, primarily due to:

•$419 million increase in spread income primarily due to $516 million higher investment income, partially offset by $97 million higher interest credited, compared to the prior year. The increase in investment income was primarily due to higher debt security and mortgage loan income driven by higher invested asset balances. Increased interest credited was primarily due to increased RILA and fixed index annuity new and in-force business during the nine months ended September 30, 2026; and
•$111 million increase in fee income primarily due to higher average separate account values during the nine months ended September 30, 2026, compared to prior year.

These movements were partially offset by:

•$63 million increase in commissions and general expenses, net of deferrals, reflecting higher asset-based non-deferrable commissions of $45 million, due to higher account values during the nine months ended September 30, 2026, and higher general expenses of $37 million primarily driven by higher incentive compensation during the nine months ended September 30, 2026, compared to prior year;
•$47 million increase in amortization of deferred acquisition costs primarily driven by growth of our RILA block; and
•$14 million increase in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily attributable to higher other policyholder benefits during the nine months ended September 30, 2026, compared to prior year.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Account Value

Retail Annuities account value, net of reinsurance, increased $12 billion over the prior year period primarily due to positive variable annuity separate account returns driven by favorable market performance, as well as positive RILA and fixed index annuity net flows over the current period.

Institutional Products

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Institutional Products segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Institutional Products:
Operating Revenues
Net investment income	$144	$148	$427	$389
Total Operating Revenues	144	148	427	389

Operating Benefits and Expenses
Interest credited	120	116	343	317
General and administrative expenses	1	1	4	4
Total Operating Benefits and Expenses	121	117	347	321

Pretax Adjusted Operating Earnings	$23	$31	$80	$68

The following table summarizes a roll-forward of activity affecting account value for our Institutional Products segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Institutional Products:
Balance as of beginning of period	$11,018	$10,354	$11,021	$8,384
Premiums and deposits	755	1,003	2,266	3,532
Surrenders, withdrawals, and benefits	(107)	(556)	(2,253)	(1,912)
Net flows	648	447	13	1,620
Interest credited	120	116	343	317
Policy charges and other (1)	(354)	(40)	55	556
Balance as of end of period	$11,432	$10,877	$11,432	$10,877

(1) Includes net deposit and withdrawal activity for FABCP funding agreements, which are generally short-term in nature. See Note 10 - Other Contract Holder Funds in the Notes to Condensed Consolidated Financial Statements for information regarding FABCP funding agreements.

Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $8 million to $23 million for the three months ended September 30, 2026, from $31 million for the three months ended September 30, 2025, reflecting an $8 million decrease in spread income primarily due to a $4 million decrease in investment income and a $4 million increase in interest credited.

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings increased $12 million to $80 million for the nine months ended September 30, 2026, from $68 million for the nine months ended September 30, 2025, reflecting a $12 million increase in spread income primarily due to a $38 million increase in investment income, due to higher invested asset balances, partially offset by a $26 million increase in interest credited, due to higher average account balances in 2026.

Account Value

Institutional product account value increased slightly from $10,877 million at September 30, 2025, to $11,432 million at September 30, 2026, as sales of FABN and FABCP funding agreements were mostly offset by maturities in the current year. See Note 10 - Other Contract Holder Funds in the Notes to Condensed Consolidated Financial Statements elsewhere in this report for information regarding FABN and FABCP funding agreements.

Closed Life and Annuity Blocks

The following table sets forth, for the periods presented, certain data underlying the pretax adjusted operating earnings results for our Closed Life and Annuity Blocks segment. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Closed Life and Annuity Blocks:
Operating Revenues
Fee income	$100	$104	$305	$319
Premiums	18	19	65	69
Net investment income	151	189	437	557
Other income	6	6	17	17
Total Operating Revenues	275	318	824	962

Operating Benefits and Expenses
Death, other policy benefits and change in policy reserves, net of deferrals	134	160	440	468
(Gain) loss from updating future policy benefits cash flow assumptions, net	22	16	58	41
Interest credited	85	88	257	275
Other commission expenses	8	8	23	25
General and administrative expenses	27	28	82	82
Deferral of acquisition costs	—	1	—	—
Amortization of deferred acquisition costs	2	2	6	6
Total Operating Benefits and Expenses	278	303	866	897

Pretax Adjusted Operating Earnings	$(3)	$15	$(42)	$65

Item 2 | Management’s Discussion and Analysis | Segment Results of Operations
Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $18 million to $(3) million for the three months ended September 30, 2026, from $15 million for the three months ended September 30, 2025, primarily due to:

•$35 million decrease in spread income due to a $38 million decrease in net investment income primarily due to lower income on limited partnerships, which are recorded on a one quarter lag, partially offset by a $3 million decrease in interest credited, resulting from the continued run off of the closed block of life business.

This decrease was partially offset by:

•$20 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, primarily due to decreases in death claims net reserves released due to run off of the closed block of life business during the three months ended September 30, 2026, compared to prior year.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $107 million to $(42) million for the nine months ended September 30, 2026, from $65 million for the nine months ended September 30, 2025, primarily due to:

•$102 million decrease in spread income due to a $120 million decrease in net investment income primarily due to lower income on limited partnerships, which are recorded on a one quarter lag, partially offset by an $18 million decrease in interest credited, resulting from the continued run off of the closed block of life business; and
•$14 million decrease in fee income resulting from the continued run off of the closed block of life business.

These movements were partially offset by:

•$11 million decrease in death, other policy benefits, and change in policy reserves, net of (gain) loss from updating future policy benefits cash flow assumptions, driven by higher death claim benefits due to the implementation of enhanced processes and data sources for identifying deceased policyholders, offset by decreases in reserves mainly due to these higher claims and lower other policyholder benefits during the nine months ended September 30, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Corporate and Other:
Operating Revenues
Fee income	$11	$11	$32	$33
Net investment income	15	9	50	28
Other income	1	2	7	7
Total Operating Revenues	27	22	89	68

Operating Benefits and Expenses
Interest expense	31	19	72	58
Sub-advisor expenses	(2)	(2)	(5)	(6)
General and administrative expenses	44	40	127	127
Total Operating Benefits and Expenses	73	57	194	179

Pretax Adjusted Operating Earnings	$(46)	$(35)	$(105)	$(111)

Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings decreased $11 million to $(46) million for the three months ended September 30, 2026, from $(35) million for the three months ended September 30, 2025, primarily driven by higher interest expense of $12 million incurred in the current year related to our senior notes.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

Pretax Adjusted Operating Earnings

Pretax adjusted operating earnings improved $6 million to $(105) million for the nine months ended September 30, 2026, from $(111) million for the nine months ended September 30, 2025, primarily driven by a $22 million increase in net investment income, partially offset by higher interest expense of $14 million incurred in the current year related to our senior notes.

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

The investments within our investment portfolio are primarily managed by PPM, our wholly-owned registered investment advisor. Our investment strategy benefits from PPM’s ability to originate investments directly, as well as participate in transactions originated by banks, investment banks, commercial finance companies and other intermediaries. Certain investments held in funds withheld accounts for reinsurance transactions are managed by Apollo Insurance Solutions Group LP ("Apollo"), an Athene affiliate. See Note 8 - Reinsurance of the Notes to Condensed Consolidated Financial Statements for further details. We use other third-party investment managers for certain niche asset classes. As of September 30, 2026, Apollo managed $9.6 billion of cash and investments and other third-party investment managers, including TPG as part of our long-term strategic partnership, managed approximately $1.8 billion of investments.

Our Investment Committee has specified a target strategic asset allocation ("SAA") that is designed to deliver the highest expected return within a defined risk tolerance while meeting other important objectives such as those mentioned in the second preceding paragraph. The fixed income portion of the SAA is assessed relative to a customized index of public corporate bonds that represents a close approximation of the maturity profile of our liabilities and a credit quality mix that is consistent with our risk tolerance. PPM’s objective is to outperform this index on a number of measures including portfolio yield, total return and capital loss due to downgrades and defaults. While PPM has access to a broad universe of potential investments, we believe grounding the investment program with a customized public corporate index that can be easily tracked and monitored helps guide PPM in meeting the risk and return expectations and assists with performance evaluation.

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

Item 2 | Management’s Discussion and Analysis | Investments
Portfolio Composition

The following table summarizes the carrying values of our investments:

	September 30, 2026			December 31, 2025
	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
	(in millions)
Debt Securities, available-for-sale, net of allowance for credit losses	$48,251	$6,156	$54,407	$39,374	$7,947	$47,321
Debt Securities, at fair value under fair value option	3,023	180	3,203	3,464	6	3,470
Equity securities, at fair value	212	45	257	84	88	172
Mortgage loans, net of allowance for credit losses	8,937	1,774	10,711	7,785	2,102	9,887
Mortgage loans, at fair value under fair value option	—	557	557	—	324	324
Policy loans	850	3,548	4,398	878	3,548	4,426
Freestanding derivative instruments	227	2	229	452	(4)	448
Other invested assets	2,823	685	3,508	2,473	712	3,185
Total investments	$64,323	$12,947	$77,270	$54,510	$14,723	$69,233

Available-for-sale debt securities increased to $54,407 million at September 30, 2026, from $47,321 million at December 31, 2025. The amortized cost of available-for-sale debt securities increased to $60,186 million as of September 30, 2026, from $50,491 million as of December 31, 2025. Further, net unrealized losses, after adjusting for allowance for credit loss, were $5,775 million as of September 30, 2026, compared to $3,159 million as of December 31, 2025.

Item 2 | Management’s Discussion and Analysis | Investments
Debt Securities

At September 30, 2026 and December 31, 2025, the amortized cost, allowance for credit loss, gross unrealized gains and losses, and fair value of debt securities, including trading securities and securities carried at fair value under the fair value option, were as follows (in millions):

September 30, 2026	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,506	$—	$—	$1,012	$4,494
Other government securities	1,307	—	1	255	1,053
Corporate securities
Utilities	7,537	—	13	850	6,700
Energy	4,139	—	6	357	3,788
Banking	3,806	—	6	210	3,602
Healthcare	4,153	—	4	480	3,677
Finance/Insurance	6,293	—	6	531	5,768
Technology/Telecom	3,026	—	1	299	2,728
Consumer goods	2,814	—	10	338	2,486
Industrial	1,957	—	3	136	1,824
Capital goods	2,052	—	2	160	1,894
Real estate	2,333	—	—	169	2,164
Media	1,000	—	1	137	864
Transportation	1,714	—	1	203	1,512
Retail	1,425	—	1	166	1,260
Other (1)	3,545	—	2	184	3,363
Total Corporate Securities	45,794	—	56	4,220	41,630
Residential mortgage-backed	485	1	18	47	455
Commercial mortgage-backed	2,074	1	1	88	1,986
Other asset-backed securities	8,223	2	5	234	7,992
Total Debt Securities	$63,389	$4	$81	$5,856	$57,610

(1) No single remaining industry exceeds 3% of the portfolio.

Item 2 | Management’s Discussion and Analysis | Investments

December 31, 2025	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$3,854	$—	$2	$851	$3,005
Other government securities	1,254	—	4	193	1,065
Corporate securities
Utilities	6,529	—	75	458	6,146
Energy	3,678	—	51	211	3,518
Banking	3,230	—	62	97	3,195
Healthcare	3,685	—	37	313	3,409
Finance/Insurance	5,816	—	83	300	5,599
Technology/Telecom	2,798	—	20	182	2,636
Consumer goods	2,753	—	40	267	2,526
Industrial	1,828	—	26	79	1,775
Capital goods	1,853	—	25	98	1,780
Real estate	1,869	—	21	79	1,811
Media	1,021	—	7	100	928
Transportation	1,559	—	16	125	1,450
Retail	1,328	—	10	116	1,222
Other (1)	3,097	—	45	75	3,067
Total Corporate Securities	41,044	—	518	2,500	39,062
Residential mortgage-backed	445	4	24	23	442
Commercial mortgage-backed	1,873	—	10	54	1,829
Other asset-backed securities	5,491	7	34	130	5,388
Total Debt Securities	$53,961	$11	$592	$3,751	$50,791

(1) No single remaining industry exceeds 3% of the portfolio.

Evaluation of Available-For-Sale Debt Securities for Credit Loss

See Note 4 - Investments of the Notes to Condensed Consolidated Financial Statements for information about how we evaluate our available-for-sale debt securities for credit loss.

Equity Securities

Equity securities consist of investments in common and preferred stock and mutual fund investments. Common and preferred stock investments generally arise out of previous private equity investments or other settlements rather than as direct investments. Additionally, common stock includes TPG common shares. See Executive Summary Long-term Strategic Partnership with TPG Inc. ("TPG") and formation of Hickory Brooke Reinsurance Company above for more information on our partnership with TPG. Mutual fund investments typically represent investments made in our own mutual funds to seed those structures for external issuance at a later date. The following table summarizes our holdings:

	September 30,	December 31,
	2026	2025
	(in millions)
Common Stock	$112	$7
Preferred Stock	86	135
Mutual Funds	59	30
Total	$257	$172

Mortgage Loans

At September 30, 2026, commercial mortgage loans were collateralized by properties located in 35 states, the District of Columbia, and Europe. Residential mortgage loans were collateralized by properties located in 48 states, the District of Columbia, Mexico, and Europe.

Item 2 | Management’s Discussion and Analysis | Investments
The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by property type:

	September 30,	December 31,
	2026	2025
	(in millions)
Commercial:
Apartment	$3,463	$2,866
Hotel	805	789
Office	1,007	1,171
Retail	1,395	1,664
Warehouse	2,557	2,217
Other	349	367
Total Commercial	9,576	9,074
Residential	1,883	1,270
Total	11,459	10,344
ACL (1)	(191)	(133)
Total with ACL	$11,268	$10,211

(1)    At September 30, 2026 and December 31, 2025, allowance for credit losses included $163 million and $117 million, respectively, for commercial loans and $28 million and $16 million, respectively, for residential loans.

The table below presents the carrying value, net of allowance for credit loss, of our mortgage loans by region:

	September 30,	December 31,
	2026	2025
	(in millions)
United States:
East North Central	$1,623	$1,075
East South Central	197	289
Middle Atlantic	1,182	1,250
Mountain	942	764
New England	209	211
Pacific	2,480	2,235
South Atlantic	2,472	2,165
West North Central	617	720
West South Central	1,433	1,292
Total United States	11,155	10,001
Foreign	113	210
Total	$11,268	$10,211

Item 2 | Management’s Discussion and Analysis | Investments
The following table provides information about the credit quality of our mortgage loans:

	September 30,	December 31,
	2026	2025
	(in millions)
Commercial mortgage loans
Loan to value ratios:
Less than 70%	$8,593	$7,276
70% - 80%	573	1,287
80% - 100%	125	246
Greater than 100%	122	148
Total	9,413	8,957

Residential mortgage loans
Performing	1,810	1,190
Nonperforming (1)	45	64
Total	1,855	1,254

Total mortgage loans	$11,268	$10,211

(1) At September 30, 2026 and December 31, 2025, includes $16 million and $19 million, respectively, of loans 30-89 days past due and $17 million and $16 million, respectively, of loans 90 days or greater past due and supported with insurance or other guarantees provided by various governmental programs.

The following table provides a summary of the allowance for credit losses related to our mortgage loans:

	September 30,
	2026	2025
	(in millions)
Balance at beginning of year	$133	$121
Charge offs, net of recoveries	(10)	(13)
Reductions for mortgages disposed	—	(2)
Provision (release)	68	37
Balance at end of period	$191	$143
The Company’s mortgage loans that are current and in good standing are accruing interest. Interest is not accrued on loans greater than 90 days delinquent or in process of foreclosure, when deemed uncollectible. Delinquency status is determined from the date of the first missed contractual payment. Accrued interest amounting to $1 million and $2 million was written off as of September 30, 2026 and 2025, respectively, relating to loans that were greater than 90 days delinquent or in the process of foreclosure.

The following table provides information about our impaired residential mortgage loans (in millions):

	September 30, 2026	December 31, 2025
Recorded investment (1)	$24	$38
Unpaid principal balance	26	45
Related loan allowance	—	1
Average recorded investment	28	29
Investment income recognized	—	1

(1) At September 30, 2026 and December 31, 2025, includes $4 million and $4 million, respectively, of loans in process of foreclosure, all of which are loans supported with insurance or other guarantees provided by various governmental programs.

Item 2 | Management’s Discussion and Analysis | Investments
Derivative Instruments

See Note 5 – Derivative Instruments of the Notes to Condensed Consolidated Financial Statements, that presents the aggregate contractual or notional amounts and the fair values of our freestanding and embedded derivatives instruments as of September 30, 2026 and December 31, 2025.

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

See Note 4 - Investments of the Notes to Condensed Consolidated Financial Statements for further information.

Policy and Contract Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are estimated as necessary to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the Condensed Consolidated Financial Statements in conformity with U.S. GAAP. For more details on Policyholder Liabilities, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates" included in our 2025 Annual Report.

Our policy and contract liabilities includes separate account liabilities, reserves for future policy benefits and claims payable, and other contract holder funds. As of September 30, 2026, 90% of our policy and contract liabilities were in our Retail Annuities segment, 4% were in our Institutional Products segment and 6% were in our Closed Life and Annuity Blocks segment.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities
The table below represents a breakdown of our policy and contract liabilities:

September 30, 2026	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$237,222	$—	$5,962	$(5,786)	$237,398
RILA (1)	—	—	28,830	18	28,848
Fixed Annuities	—	—	9,157	2	9,159
Fixed Index Annuities (2)	—	—	8,655	191	8,846
Payout Annuities	—	1,137	827	—	1,964
Other Annuities	—	—	—	—	—
Total Retail Annuities	237,222	1,137	53,431	(5,575)	286,215
Total Institutional Products	—	—	11,432	—	11,432
Total Closed Life and Annuity Blocks	97	7,591	11,225	6	18,919
Total Policy and Contract Liabilities	237,319	8,728	76,088	(5,569)	316,566
Claims payable and other	—	1,391	161	—	1,552
Total	$237,319	$10,119	$76,249	$(5,569)	$318,118

December 31, 2025	Separate Accounts	Reserves for future policy benefits	Other contract holder funds	Market Risk Benefits	Total
	(in millions)
Variable Annuities	$236,406	$—	$6,351	$(4,265)	$238,492
RILA (1)	—	—	20,282	17	20,299
Fixed Annuities	—	—	9,494	2	9,496
Fixed Index Annuities (2)	—	—	7,946	127	8,073
Payout Annuities	—	1,169	854	—	2,023
Other Annuities	—	—	—	—	—
Total Retail Annuities	236,406	1,169	44,927	(4,119)	278,383
Total Institutional Products	—	—	11,021	—	11,021
Total Closed Life and Annuity Blocks	90	8,422	11,551	6	20,069
Total Policy and Contract Liabilities	236,496	9,591	67,499	(4,113)	309,473
Claims payable and other	—	1,305	164	—	1,469
Total	$236,496	$10,896	$67,663	$(4,113)	$310,942

(1) Includes the embedded derivative liabilities in other contract holder funds related to RILA of $8,663 million and $6,043 million at September 30, 2026 and December 31, 2025, respectively.
(2) Includes the embedded derivative liabilities related to fixed index annuity in other contract holder funds of $805 million and $863 million at September 30, 2026 and December 31, 2025, respectively.

Item 2 | Management’s Discussion and Analysis | Policy and Contract Liabilities
As of September 30, 2026:

•$237.3 billion or 75% of our policy and contract liabilities were backed by separate account assets. These separate account assets backed reserves primarily related to our variable annuities. Separate account liabilities are fully funded by cash flows from the customer’s corresponding separate account assets and are set equal to the fair value of such invested assets.
•$68.0 billion of our policy and contract liabilities were backed by our investment portfolio.
•$11.2 billion of our policy and contract liabilities were reinsured by Athene and backed by funds withheld assets.

As of September 30, 2026, 90% of fixed annuity, fixed-index annuity, and the fixed accounts of RILA and variable annuity correspond to crediting rates that are at the guaranteed minimum crediting rate. We have the discretion, subject to contractual limitations and minimums, to reset the crediting terms on the majority of our fixed-index annuities and fixed annuities.

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

The discussion below describes our liquidity and capital resources for the nine months ended September 30, 2026.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Net cash provided by (used in) operating activities	$4,311	$4,137
Net cash provided by (used in) investing activities	(10,981)	(5,812)
Net cash provided by (used in) financing activities	5,067	2,470
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,603)	795
Cash, cash equivalents, and restricted cash at beginning of period	5,704	3,767
Total cash, cash equivalents, and restricted cash at end of period	$4,101	$4,562

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

Cash flows provided by (used in) operating activities improved by $174 million to $4,311 million for the nine months ended September 30, 2026, from $4,137 million for the nine months ended September 30, 2025. This was primarily due to the timing related to the settlement of certain short-term payables.

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

Cash flows provided by (used in) investing activities changed $5,169 million to $(10,981) million during the nine months ended September 30, 2026, from $(5,812) million during the nine months ended September 30, 2025. This change was primarily driven by higher outflows related to increased purchases of debt securities, primarily driven by increased RILA and fixed index annuity sales, partially offset by lower outflows from our hedging program for derivative settlements and collateral, compared to the prior year.

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

Cash flows provided by (used in) financing activities increased $2,597 million to $5,067 million during the nine months ended September 30, 2026, from $2,470 million during the nine months ended September 30, 2025. This improvement was primarily due to higher deposits from increased RILA and fixed index annuity sales, proceeds received from the issuance of additional senior notes in 2026 and the issuance of treasury stock to TPG Inc., and no repayments on our federal home loan bank notes, partially offset by higher VA withdrawals, compared to the prior year.

Statutory Capital

Our insurance company subsidiaries have statutory surplus above the level needed to meet current regulatory requirements. RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula that incorporates both factor-based components (applied to various asset, premium, and statutory reserve items) and model-based components. The formula considers the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk, and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not to rank insurers generally. As of September 30, 2026, our insurance companies were well in excess of the minimum required capital levels.

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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Holding Company Liquidity

As a holding company with no business operations of its own, Jackson Financial primarily derives cash flows from dividends and interest payments from its insurance subsidiaries. These principal sources of liquidity are expected to be supplemented by cash and short-term investments held by Jackson Financial, and access to bank lines of credit and the capital markets. We intend to maintain a minimum amount of cash and highly liquid securities at Jackson Financial adequate to fund two years of holding company fixed net expenses, which is currently targeted at $325 million but may change over time as we refinance existing debt or make changes to our debt and capital structure. The target was updated to reflect the issuances during the first half of 2026 of senior notes and pre-capitalized trust securities. See Note 13. Debt in the Notes to Condensed Consolidated Financial Statements for further information regarding the securities issuances.

The main uses of liquidity for Jackson Financial are interest payments and debt repayment, holding company operating expenses, payment of dividends and other distributions to shareholders, which may include stock repurchases, and capital contributions, if needed, to our insurance company subsidiaries. See "Recent Events of Note" above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
•purchases of new investments;
•management of derivative-related margin requirements. The derivative contracts are an integral part of our risk management program, especially for the management of our variable annuities program, and are managed in accordance with our hedging and risk management program. Our cash flows associated with collateral received from counterparties and posted with counterparties fluctuates with changes in the market value of the underlying derivative contract and/or the market value of the collateral. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of September 30, 2026, we were in a net collateral payable position of nil, compared to $58 million as of December 31, 2025;
•repayment of principal and interest on debt, and payments of interest on surplus notes. As of September 30, 2026, Jackson’s outstanding surplus notes and bank debt included $42 million of bank loans from the FHLBI, collateralized by mortgage-related securities and mortgage loans, and $250 million of surplus notes maturing in 2027; and
•funding of expenses including payment of commissions, operating expenses and taxes.
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

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
Other factors not directly related to interest rates can also give rise to an increase in liquidity requirements, including changes in ratings from rating agencies, general policyholder concerns relating to the life insurance industry (e.g., the unexpected default of a large, unrelated life insurer) and competition from other products, including non-insurance products such as mutual funds, certificates of deposit and newly developed investment products. Most of the life insurance and annuity products Jackson offers permit the policyholder or contract holder to withdraw or borrow funds or surrender cash values. As of September 30, 2026, 100% of our RILA policy and contract liabilities were subject to surrender charges of at least 5% or at market value in the event of discretionary withdrawal by customers. Further, more than half of Jackson’s general account reserves are not surrenderable, included surrender charges greater than 5%, or included market value adjustments to discourage early withdrawal of policy and contract funds as of September 30, 2026.

Jackson uses a variety of asset liability management techniques to provide for the orderly provision of cash flow from investments and other sources as policies and contracts mature in accordance with their normal terms. Jackson’s principal sources of liquidity to meet unexpected cash outflows associated with sudden and severe increases in surrenders and withdrawals or benefit payments are its portfolio of liquid assets and its net operating cash flows. As of September 30, 2026, the portfolio of cash, short-term investments and privately and publicly traded securities and equities that are unencumbered and unrestricted to sale, amounted to $43.3 billion.

Capital Management Activities
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

Under Delaware law, dividends may be paid, or stock may be repurchased, out of "surplus," or out of the current or the immediately preceding year's earnings. Surplus is defined as the fair market value of net assets minus stated capital. JFI is a holding company and has no direct operations. All of our business operations are conducted through our subsidiaries. Any dividends we pay, or stock repurchases we make, will depend upon the funds legally available for distribution, including dividends or distributions from our subsidiaries to us. The states in which our insurance subsidiaries are domiciled impose certain restrictions on our insurance subsidiaries’ ability to pay dividends to their parent companies. See "Distributions and Dividends - Insurance Company Subsidiaries" below for a discussion of those restrictions. Such restrictions, or any future restrictions adopted by the states in which our insurance subsidiaries are domiciled, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable by our subsidiaries without affirmative approval of state regulatory authorities. See "Risk Factors—Risks relating to Financing and Liquidity - As a holding company, Jackson Financial depends on the ability of its subsidiaries to pay dividends and make other distributions to meet its obligations and liquidity needs, including servicing debt, dividend payments and stock repurchases." in our 2025 Annual Report.

During the third quarter of 2026, we paid a cash dividend of $0.50 per depositary share, each representing a 1/1,000th interest in a share of Fixed-Rate Reset Noncumulative Perpetual Preferred Stock, Series A, and $0.90 per common share totaling $11 million and $61 million, respectively. On October 30, 2026, our Board of Directors approved a fourth quarter cash dividend on JFI's common stock of $0.90 per share, payable on December 17, 2026, to common shareholders of record on December 3, 2026. The Company also announced the declaration of a cash dividend of $0.50 per depositary share. The dividend will be payable on December 30, 2026, to depositary shareholders of record at the close of business on December 3, 2026.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
On February 11, 2026, Jackson and TPG completed a transaction announced on January 6, 2026, including the issuance by Jackson Financial to TPG of 4,715,554 shares of common stock for an aggregate purchase price of $500 million.

On October 30, 2026, our Board of Directors authorized an increase of $1 billion in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program.

We repurchased a total of 1,788,530 shares and 5,589,751 shares of common stock for an aggregate purchase price of $230 million and $649 million in the three and nine months ended September 30, 2026, respectively, which were funded with cash on hand. As of October 23, 2026, Jackson Financial had remaining authorization to purchase $302 million of its common shares.

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

For 2026, ordinary dividend capacity for Jackson and Brooke Life is based on the greater of 10% of 2025 reported statutory capital and surplus or statutory net gain from operations. This capacity is then reduced by cumulative dividends and other capital distributions in the preceding 12 months, subject to the availability of earned surplus. As a result of cumulative dividends and other capital distributions occurring in the 12 months preceding September 30, 2026, future dividends from both Jackson and Brooke Life are generally expected to be classified as extraordinary. There is a process within the Michigan Insurance Code to request extraordinary dividends that the companies have utilized previously. Brooke Life, as the sole owner of Jackson and Brooke Re, is the direct recipient of any dividend payments from those subsidiaries and must make dividend payments to its ultimate parent company, Jackson Financial, in order for any funds from our insurance company subsidiaries to reach Jackson Financial.

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

Our Indebtedness

Senior Notes

On June 15, 2026, JFI issued $750 million aggregate principal amount of 6.150% Senior Notes due January 15, 2037 (the "2037 Notes"). The 2037 Notes are unsecured. The net proceeds of the 2037 Notes are expected to be used for general corporate purposes, which may include, among other things, repaying or redeeming at or before maturity, JFI's $400 million aggregate principal amount senior notes due June 8, 2027 and/or at maturity, Jackson National Life’s $250 million surplus notes due March 15, 2027.

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

At September 30, 2026, JFI had not issued any senior notes under either facility agreement. The Company incurred $9 million of origination costs, which were capitalized and reported in other assets and will be amortized over the terms of the respective facility agreements. See Note 13 – Debt of the Notes to Condensed Consolidated Financial Statements for information regarding the pre-capitalized trust securities and facility agreements.

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

The 2026 Revolving Credit Facility provides for borrowings for working capital and other general corporate purposes, with a sub-limit of $500 million available for letters of credit. The 2026 Revolving Credit Facility further provides the Company the ability to request, subject to customary terms and conditions, an increase in commitments thereunder by up to an additional $500 million and to request an extension of the term of the commitments by up to two years. Commitments under the 2026 Revolving Credit Facility terminate on June 30, 2031, unless extended. Interest on borrowings may be based on a "Base Rate" (as defined in the 2026 Revolving Credit Facility) plus an adder ranging from 0.125% to 0.875%, or a "Term SOFR Rate" (as defined in the 2026 Revolving Credit Facility) plus an adder ranging from 1.125% to 1.875%. The applicable adder is based upon the ratings assigned to JFI’s senior, unsecured, non-credit enhanced debt.

Item 2 | Management’s Discussion and Analysis | Liquidity and Capital Resources
The credit agreement governing the 2026 Revolving Credit Facility contains a number of customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision). See Note 13 – Debt of the Notes to Condensed Consolidated Financial Statements for information regarding financial maintenance covenants contained in the credit agreement. We were in compliance with these covenants at September 30, 2026.

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

Surplus Notes

On March 15, 1997, our subsidiary, Jackson, issued 8.2% surplus notes in the principal amount of $250 million due March 15, 2027. These surplus notes are unsecured and subordinated to all present and future indebtedness, policy claims and other creditor claims and may not be redeemed at the option of the Company or any holder prior to maturity. Interest is payable semi-annually on March 15th and September 15th of each year. Interest expense on the notes was $5 million and $15 million for the three and nine months ended September 30, 2026, respectively and was $5 million and $15 million for the three and nine months ended September 30, 2025, respectively.

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

Federal Home Loan Bank

Jackson is a member of the FHLBI primarily for the purpose of participating in its collateralized loan advance program with funding facilities. Membership requires us to purchase and hold a minimum amount of FHLBI capital stock, plus additional stock based on outstanding advances. Advances are in the form of either notes or funding agreements issued to FHLBI. As of September 30, 2026 and December 31, 2025, Jackson held a bank loan with an outstanding balance of $42 million and $47 million, respectively.

Collateral Upgrade Transactions

During the first quarter of 2024, Jackson executed certain paired repurchase and reverse repurchase transactions totaling approximately $1.5 billion pursuant to master repurchase agreements with participating bank counterparties. Under these transactions, the Company lends securities (e.g., corporate debt securities) to bank counterparties in exchange for U.S. Treasury securities. The paired repurchase and reverse repurchase transactions are settled on a net basis. As a result, there was no cash exchanged at initiation of these transactions. The paired transactions are reported net within the Condensed Consolidated Balance Sheets. These transactions are evergreened and require at least 150-days' notice prior to termination. See "Collateral Upgrade Transactions" under Note 4 – Investments of the Notes to Condensed Consolidated Financial Statements for additional information.

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

As of October 23, 2026, the financial strength ratings of our principal insurance subsidiaries were as follows:

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

The below critical accounting estimates are described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates" and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report:

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

Item 3 | Quantitative and Qualitative Disclosures about Market Risk

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk described in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk" previously disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2025 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 16 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

We discuss in this report, in our 2025 Annual Report, and in our other filings with the SEC, various risks that may materially affect our business. In addition, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements - Cautionary Language" included herein. There have been no material changes to our risk factors discussed in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None, since what we previously reported in Items 3.02 and 8.01 of our Current Report on Form 8-K dated January 5, 2026 and Item 8.01 of our Current Report on Form 8-K dated February 11, 2026.

Repurchase of Equity by the Company.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
July 1, 2026 - July 31, 2026
Share repurchase program	560,475	$117.74	560,475	$516
Employee transactions (2)	—	—	N/A	N/A

August 1, 2026 - August 31, 2026
Share repurchase program	599,062	132.71	599,062	436
Employee transactions (2)	—	—	N/A	N/A

September 1, 2026 - September 30, 2026
Share repurchase program	628,993	134.62	628,993	352
Employee transactions (2)	14,968	138.47	N/A	N/A

Totals
Share repurchase program	1,788,530		1,788,530
Employee transactions (2)	14,968		N/A
	1,803,498		1,788,530

(1) On October 30, 2026, our Board of Directors authorized an increase of $1 billion in our existing authorization to repurchase shares of our outstanding common stock as part of the Company's share repurchase program. As of October 23, 2026, the Company had remaining authorization to purchase $302 million of its common shares. For more information on common stock repurchases, see Note 19 - Equity of the Notes to Condensed Consolidated Financial Statements.
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

Item 5. Other Information.

Stock Trading Plans

During the three months ended September 30, 2026, none of our Section 16 officers or JFI directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Jackson Financial’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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

JACKSON FINANCIAL INC.
(Registrant)

Date: November 3, 2026	By:	/s/ Brian M. Walta
Brian M. Walta
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)